Form 10-K
period 2012-12-31
QUEST DIAGNOSTICS INC
filed 2013-02-27
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2012
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
Yes             No      X
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
Yes      X      No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer      X      Accelerated filer             Non-accelerated filer             (do not check if a smaller reporting company)
Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes             No      X
As of June 30, 2012, the aggregate market value of the approximately 158 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $9.5 billion, based on the closing price on such date of the registrant's Common Stock on the New York Stock Exchange.
As of January 31, 2013, there were outstanding 158,217,052 shares of the registrant’s common stock, $.01 par value.

Documents Incorporated by Reference	Part of Form 10-K into which incorporated
Document
Portions of the registrant's Proxy Statement to be filed by April 30, 2013	Part III
Such Proxy Statement, except for the portions thereof which have been specifically incorporated by reference, shall not be deemed “filed” as part of this report on Form 10-K.

i

Item 1. Business

Quest Diagnostics Incorporated is the world's leading provider of diagnostic testing information services. We provide insights that empower and enable patients, physicians, hospitals, integrated delivery networks (each an "IDN"), health plans, employers and others to make better healthcare decisions.

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

During 2012, we generated net revenues of $7.4 billion and processed approximately 147 million test requisitions. Additional financial information concerning Quest Diagnostics, including our consolidated subsidiaries and business segments, for each of the years ended December 31, 2012, 2011 and 2010 is included in the consolidated financial statements and notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

OUR STRATEGY AND STRENGTHS

In 2012, Quest Diagnostics launched a new vision and strategy for our Company. Our new vision is: empowering better health with diagnostic insights. We have three aspirational goals: a healthier world; build a valuable company; and create an inspiring workplace. Our values remain unchanged: quality, integrity, accountability, integrity, innovation and leadership.

Our Strategy

In 2012, we introduced a five-point business strategy, grounded in today's realities, to help us achieve our vision and our goals.

1. Refocus on diagnostic information services. During 2012, we conducted a thorough review of our portfolio, to evaluate all assets to ensure a strong strategic fit. As a result of the review, we are refocusing on diagnostic information services, and retaining pathology services, where we will strive to improve performance, Berkeley Heartlab,TM Celera's discovery capabilities and our international assets. We also determined to evaluate options with respect to the Celera drug assets and the Celera products businesses. In addition, we determined to refocus our electronic health record business, including to pursue partnerships with top EHR vendors to jointly strengthen our value proposition. Finally, we sold our OralDNA salivary diagnostics business and have agreed to sell our HemoCue diagnostic products business.

2. Drive operational excellence. Improving our operations will yield many benefits, including: enhancing customer satisfaction, employee engagement and shareholder value; improving our competitiveness; and strengthening our foundation for growth. To drive operational excellence, we will focus on four strategic imperatives. These imperatives are to enhance our end-to-end customer value chain, enterprise information technology architecture, business performance tools and cost excellence.

Our cost excellence program, Invigorate, is now expected to deliver $500 million in annual savings in 2014 compared to the 2011 baseline, and $600 million run rate savings as the Company exits 2014. We are pursuing opportunities to increase this total to $1 billion beyond 2014. Invigorate consists of six flagship programs, with structured plans in each, to drive savings and improve performance across the customer value chain: organization excellence; information technology excellence; procurement excellence; service excellence; lab excellence; and billing excellence.

3. Restore growth. We are pursuing seven tactical approaches to restore growth. Three of these approaches have a near-term focus: sales and marketing excellence; grow esoteric testing through a disease focus; and partner with hospitals and IDNs. The remaining four growth approaches have a long-term focus: succeed internationally; create value from information assets; lead in companion diagnostics; and extend in adjacent markets.

Our vision for sales and marketing excellence is to be the preferred partner for diagnostic information services to key segments through sales and marketing excellence, with a revitalized customer-focused culture. We will have one sales organization in our Diagnostic Information Services business, centrally led, and focused on local customer needs. We plan to have world-class management discipline around processes, tools and measurement. We expect to build a virtuous circle of talent acquisition and retention, and instill a winning culture. Our plan is that the combination of these elements will result in physicians, hospitals, health plans, IDNs and employers more eager than ever to partner with Quest Diagnostics.

We plan to grow esoteric testing revenues through science and innovation focused on value creation for major clinical opportunities, such as cardiovascular, cancer and neurology. Further, we plan to pursue opportunities to create value from the integration of lab testing and clinical information. We also plan to provide holistic solutions centered on evidence-supported standards of care, and to combine routine, guideline mandated testing with esoteric solutions.

In addition, we plan to grow by pursuing strategic partnerships with hospitals and IDNs. We believe that continued price and utilization pressure will drive demand for our expertise in a range of strategic partnerships, including lab management outsourcing, outreach acquisition and joint ventures. We can partner with hospitals to drive the success of accountable care organizations, including by consolidating data and delivering insights, delivering test management solutions to improve care and help control cost and by providing patient-focused programs to enable effective management of care. Our recent agreement with UMass Memorial Medical Center is but one example of the kinds of opportunities we see.

We recently launched a multi-year initiative called Project Restore. Project Restore is designed to complement the Invigorate program and will focus on identifying and implementing opportunities to drive profitable revenue growth across the organization.

4. Simplify the organization to enable growth and productivity. We concluded that our organization was not structured to align well with our objectives. Previously, the organization was too complex, and it failed to let the Company take advantage of its scale and capabilities. We are simplifying and restructuring the organization, including reducing management layers, so that we can better focus on our customers and speed decision-making. Our new organization is designed to align around future growth opportunities, to align upstream and downstream units in our business for seamless execution and to leverage our company-wide infrastructure to gain more capability, value and efficiency. The majority of the organizational changes began on January 1, 2013. In connection with these changes the Company expects to eliminate three management layers, and approximately 400 to 600 management positions, by the end of 2013.

The Company is made up of two businesses: Diagnostic Information Services and Diagnostic Solutions. Our Diagnostic Information Services business develops and delivers diagnostic testing, information and services to patients, physicians, health plans, hospitals, IDNs, employers and others. It is comprised of two parts. The value creation side of the business focuses on customer solutions for the marketplace, including new test development and upstream marketing. It is organized to focus on different clinical franchises, such as cardiovascular, infectious disease, cancer, neurology and general health and wellness. The value delivery side includes sales and downstream marketing; routine and esoteric laboratory operations; field operations; logistics and client services. Diagnostic Solutions includes our other businesses, including clinical trials testing, life insurer services, diagnostic products and healthcare information technology.

5. Deliver disciplined capital deployment and strategically aligned accretive acquisitions. We are focused on increasing shareholder returns and returns on invested capital (“ROIC”) through a framework that encompasses improving operating performance and disciplined capital deployment.

Our disciplined capital deployment framework includes dividends, share repurchases and investment in our business and is intended to improve ROIC. The framework is grounded in maintaining an investment grade credit rating. In 2012, the Company used the majority of its free cash flow to reduce its outstanding debt and achieve a debt/EBITDA ratio in the range of 2 - 2¼ times. Having achieved our targeted leverage ratio, we expect to return to investors through a combination of dividends and share repurchases a majority of our free cash flow. Consistent with that expectation, we increased our quarterly common stock dividend by 76%, from $0.17 per common share to $0.30 per common share, in January 2013. This represents a three-fold increase in the dividend since 2011. We believe that the dividend can grow over time. We also believe that opportunities may arise to return incremental capital to shareholders from free cash flow as a result of portfolio actions.

We will continue to invest in our business in a disciplined manner. We believe that we have established a solid foundation of strategic assets and capabilities, and that it is unlikely that we will complete any large strategic acquisitions in the near term. Our near-term investments in growth are likely to focus on value-creating fold-in acquisitions using disciplined investment criteria, investments in science and innovation in the form of licensing, collaborations and internal development to grow esoteric testing, and tools to support commercial excellence. We will screen potential acquisitions using guidelines that assess strategic fit and financial considerations, including value creation, ROIC and impact on our earnings. We also expect to make investments to improve operational excellence, including, for example, systems standardization and automation, footprint optimization and Project Invigorate.

Our Strengths

We offer high value diagnostic information services and diagnostic solutions that are attractive to patients, physicians, hospitals, health plans, IDNs, employers and others. Over the past several years, we have expanded our business in more complex and faster-growing testing areas, including gene-based and esoteric testing. We believe that customers and payers prefer providers that offer a comprehensive and innovative range of tests and services and the most convenient access to those services and that, by offering such services, we strengthen our market offering, market position and reputation.

Our assets and capabilities. We are the world leader in the diagnostic information services business. We offer the broadest test menu, with more than 3,000 tests, and are the leading provider in the United States of anatomic pathology, routine and gene-based and esoteric testing services. We offer national access and have the most extensive network in the United States. We operate a nationwide specimen collection network including over 2,100 of our own patient service centers and, in addition, approximately 3,000 phlebotomists in physician offices. We also operate many additional locations globally where thousands of contracted paramedical examiners coordinate the provision of paramedical examinations related to life insurance applications. We have a medical and scientific staff available for consultation including over 800 M.D.s and Ph.D.s, primarily located in the United States, many of whom are recognized leaders in their field. We serve approximately half of the physicians and half of the hospitals in the United States. We have strong logistics capabilities, including courier vehicles and aircraft that collectively make tens of thousands of stops daily.

Medical innovation. We are a leading innovator in diagnostic information services with outstanding medical and technical expertise. We collaborate with leading academic centers and maintain relationships with advisors and consultants that are leaders in key fields, such as cardiology, oncology, neurology and infectious disease. In connection with our research and development efforts, our medical and scientific experts publish in peer-reviewed journals research that demonstrates the clinical value and importance of diagnostic testing. In 2012, our experts authored more than 100 publications that support advancements and the latest thinking in laboratory testing and disease diagnosis.

We see significant opportunity to use diagnostic information services to personalize treatment options based on the individual genetic profile of each patient. For example, we can offer an “end-to-end” array of services for companion diagnostics. We have expertise dealing with biomarkers in clinical trials, have biomarker discovery capabilities, and can make available laboratory developed tests, in vitro diagnostics (“IVD”) test kits and late-stage commercialization support for companion diagnostics for new therapies that will foster personalized patient treatment. In 2012, the FDA granted our de novo classification petition for our STRATIFY JCVTM Antibody ELISA testing service. It is the first blood test to be FDA market authorized for the qualitative detection of antibodies to the polyomavirus JC virus for stratifying risk for progressive multifocal leukoencephalopathy, an infrequent but serious brain infection, in patients with multiple sclerosis receiving TYSABRI® (natalizumab), a therapy for relapsing forms of multiple sclerosis. STRATIFY JCV,TM which was developed under an exclusive collaboration for the United States market with the co-manufacturer of TYSABRI,® is to be performed only at Focus Diagnostics.

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

Leading healthcare information technology solutions. We provide interoperable technologies that help healthcare organizations and physicians enter, share and access clinical information without costly IT implementation or significant workflow disruption, including through our Care360® suite of products and our ChartMaxx® electronic document management system for hospitals. These solutions offer access to a large national healthcare provider network using Quest Diagnostics' Care360 connectivity products. The Care360 products, including Care360 Labs and Meds, enable physicians electronically to order diagnostic testing and review test results from Quest Diagnostics and electronically to prescribe medications. Our Care360 EHR product, which is certified as a complete electronic health record by the Certification Commission for Health Information Technology, allows physicians to generate a complete record of a clinical patient encounter, automates and streamlines the clinician's workflow, and allows for rapid deployment and implementation with minimal workflow disruption. We believe that these products enhance the value we provide to our customers and result in increased customer loyalty by providing more convenient ordering and reporting of diagnostic information services, greater convenience in electronically prescribing medication and better access to clinical information.

We are a leader in providing patients with tools to manage their healthcare and medical information. Our automated patient appointment scheduling enables patients to schedule appointments, including via mobile devices, at times that are convenient for them while reducing or eliminating their waiting time. We also offer TestMinder,® which sends email reminders to patients who require frequent testing, and Gazelle,® a secure mobile health platform that allows users to receive and archive their Quest Diagnostics test results, manage their personal health information, find a Quest Diagnostics location and schedule appointments directly from their smartphone.

Strong quality and a positive patient experience. We strive to provide the highest quality in all that we do. We build upon Six Sigma and Lean processes to continuously reduce defects, enhance quality and further increase the efficiency of our operations. Six Sigma is a management approach that utilizes a thorough understanding of customer needs and requirements, root cause analysis, process improvements and rigorous tracking and measuring to enhance quality. Lean is a management approach that seeks to streamline processes and eliminate waste. We also use Six Sigma and Lean principles to help standardize operations and processes across our Company and identify and adopt best practices. We believe our use of Six Sigma and Lean results in superior service to our customers and drives customer loyalty. The patient is at the center of everything we do. Patients have a choice when it comes to selecting a healthcare provider and we strive to give patients reason to put their trust in us. We have made significant investments in training our employees to provide a positive patient experience. We believe that this will drive patient and physician loyalty.

BUSINESS OPERATIONS

Our operations are organized in two business groups. Our activities are described below.

Our Diagnostics Information Services business is the leading provider of diagnostic information services, which includes providing clinical testing services such as routine testing, gene-based and esoteric testing, anatomic pathology services, and drugs-of-abuse testing, as well as related services and insights. We offer patients, physicians, hospitals, IDNs, health plans, employers and others the broadest access in the United States to diagnostic information services through our nationwide network of laboratories and Company-owned patient service centers. We provide interpretive consultation through the largest medical and scientific staff in the industry, including over 800 M.D.s and Ph.D.s, primarily located in the United States, many of whom are recognized leaders in their fields.

In our Diagnostic Solutions group, we offer a variety of solutions for insurers and healthcare providers. We are the leading provider of risk assessment services for the life insurance industry. In addition, we are a leading provider of testing for clinical trials. Our diagnostics products business manufactures and markets diagnostic test kits. In addition, we offer healthcare organizations and clinicians robust information technology solutions.

We leverage our diagnostic information capabilities and assets to serve multiple customer bases. Most of our services are provided in the United States. For the years ended December 31, 2012, 2011 and 2010, we derived approximately 2%, 3%, and 3%, respectively, of our revenues from continuing operations from foreign operations. For the year ended December 31, 2012, less than 1% of our long-lived assets (excluding the HemoCue assets held for sale) were held outside the United States, and for the years ended December 31, 2011 and 2010, approximately 6% and 7%, respectively, of our long-lived assets (including the HemoCue assets held for sale in 2012) were held outside the United States. The following chart shows the percentage of our 2012 net revenues generated by the activities identified.

Activity	Approximate Percentage of 2012 Net Revenues From Continuing Operations

Diagnostic information services	92
Routine clinical testing services	51
Anatomic pathology testing services	12
Gene-based and esoteric testing services	26
Drugs of abuse testing services	3
Diagnostic Solutions: Healthcare information technology, clinical trials testing, life insurer services and diagnostic products	8

Diagnostic Information Services

Background - clinical testing.

Clinical testing is an essential element in the delivery of healthcare services. Physicians use clinical testing to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology services.

    Clinical laboratory testing generally is performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens such as microbiology samples. Clinical laboratory tests which can be performed by most clinical laboratories are considered routine. Routine testing measures various important bodily health parameters such as the functions of the kidney, heart, liver, thyroid and other organs. Commonly ordered tests include blood chemistries, urinalysis, allergy tests and complete blood cell counts.

Esoteric tests are clinical laboratory tests typically that are not routine. Esoteric tests include procedures in the areas of molecular diagnostics, protein chemistry, cellular immunology and advanced microbiology. These tests may require professional “hands-on” attention from highly-skilled technical personnel, generally require more sophisticated technology, equipment or materials and may be performed less frequently than routine tests. Consequently, esoteric tests generally are reimbursed at higher levels than routine tests. It is not practical, from a cost-effectiveness or infrastructure perspective, for most hospitals, commercial laboratories or physician office laboratories to develop and perform a broad menu of esoteric tests, or to perform low-volume esoteric testing in-house. Such tests generally are outsourced to an esoteric clinical testing laboratory, which specializes in performing these complex tests. Commonly ordered esoteric tests include viral and bacterial detection tests, drug therapy monitoring tests, genetic tests, autoimmune panels and complex cancer evaluations. Gene-based and esoteric tests increasingly are ordered by physicians to assist them in the diagnostic process, to establish a prognosis and to choose or monitor a therapeutic regimen.

Anatomic pathology services are performed on tissues, such as biopsies, and other samples, such as human cells. Anatomic pathology involves the diagnosis of cancer and other diseases and medical conditions through examination of tissue and cell samples taken from patients.

Our services.

We are the world's largest provider of diagnostic information services. We provide information and insights based on clinical testing, and related services. The clinical testing that we perform includes routine testing, esoteric or gene-based testing and anatomic pathology testing. We are the leading provider of routine, esoteric and gene-based and anatomic pathology testing in the world, and offer customers the broadest access to the most extensive test menu. We also are a leader in providing testing for the detection of employee use of drugs of abuse, offering a full range of solutions, including urine, hair, blood and oral fluid tests. Our Quest Diagnostics Drug Testing Index,TM which is an annual report of our aggregate drug testing results, is cited by employers, the federal government and the media to help identify and quantify drug abuse among the nation's workforce. We also provide wellness testing and analytic services, such as our Blueprint for Wellness® program, to employers to enable them and their employees to take an active role in improving their health and containing costs.

We believe that offering services based on a full range of tests strengthens our market offering, market position and reputation. Our experienced medical staff has a passion for providing the highest quality service to patients. Our in-house experts, including medical directors, scientific directors, genetic counselors and board certified geneticists, provide medical and scientific consultation regarding our tests and test results, and help physicians and others best utilize these tests to improve patient outcomes and enhance patient satisfaction. Our approach fosters personalized patient care.

As part of our 2011 acquisition of Celera Corporation ("Celera"), we gained access to a pipeline of biomarkers to drive growth in gene-based and esoteric testing services. Our esoteric laboratories provide reference testing services to physicians, large academic medical centers, hospitals and other commercial laboratories. Our esoteric testing laboratories perform hundreds of complex tests that are not routinely performed by our regional laboratories, including but not limited to the following fields:

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

We also offer gene-based testing services for the predisposition, diagnosis, treatment and monitoring of cancers. We provide integrated, comprehensive diagnostic information services that include both anatomic pathology and clinical pathology testing, enabling our pathologists to offer patients and physicians a complete analysis.

We provide our services through our nationwide network of major laboratories, anatomic pathology laboratories and rapid response laboratories. Rapid response laboratories are smaller facilities where we can quickly perform an abbreviated menu of routine tests for customers that require rapid turnaround times. We conduct complex and specialized testing, including molecular diagnostics, in our world renowned Quest Diagnostics Nichols Institute laboratory facilities and in other facilities, including Focus Diagnostics and Athena Diagnostics. We operate 24 hours a day, 365 days a year. We also provide routine testing services, and inpatient anatomic pathology and medical director services, at hospital laboratories.

Most of our services are provided under the Quest Diagnostics brand, but we also provide services under the AmeriPath,® Dermpath Diagnostics,® Focus Diagnostics® and Athena Diagnostics® brands. Focus Diagnostics® is a leading provider of infectious disease diagnostic information services and has established a reputation for being first to introduce new tests to the market, including diagnostic tests for Lyme disease, West Nile Virus, SARS and H1N1. Through Athena Diagnostics® we have the leading position in the growing neurology diagnostics market. We have a leading position in advanced cardiovascular diagnostic information services, including our Berkeley HeartLab offering. We have a strong history of leadership and innovation in cancer diagnostics, including introduction of the Leumeta® family of tests for leukemia and lymphoma.

International.

We provide diagnostic information services in several markets outside the United States. We have laboratory facilities in Gurgaon, India; Heston, England; Mexico City, Mexico; and San Juan, Puerto Rico. These laboratories support the provision of diagnostic information services in their local markets, and also may support our clinical trials business. We have an office in Ireland that supports our activities in that country. We see opportunities to bring our experience and expertise in diagnostic information services to markets outside the United States, including by leveraging existing facilities to serve new markets.

Connectivity.

We offer connectivity solutions that provide more convenient ordering and reporting of diagnostic information services, greater convenience in electronically prescribing medication and better access to information. We believe that our connectivity solutions enhance the value we provide, help differentiate us from the competition and result in increased customer loyalty.

The majority of diagnostic information that we provide is delivered electronically, including by taking advantage of our Care360® products. These products, including Care360 Labs and Meds, enable physicians electronically to order diagnostic testing and review test results from our Company and electronically to prescribe medication. Physicians also take advantage of our Care360 Mobile application that lets them review diagnostic information and order medications using their smartphones or mobile devices. There is a large national healthcare provider network using Quest Diagnostics' Care360 connectivity products.

We also provide patients with tools to manage their healthcare and medical information. Our automated patient appointment scheduling enables patients to schedule appointments, including via mobile devices, at times that are convenient for them while reducing or eliminating their waiting time. We also offer TestMinder,® which sends email reminders to patients who require frequent testing, and Gazelle,® a secure mobile health platform that allows users to receive and archive their Quest Diagnostics test results, manage their personal health information, find a Quest Diagnostics location and schedule appointments directly from their smartphone.

Scientific Innovation.

We are a leading innovator in diagnostic information services. Our capabilities include early discovery, technology development and clinical validation of diagnostic tests. We develop tests at our laboratories, such as Quest Diagnostics Nichols Institute and Athena Diagnostics; we also develop innovative techniques and services in anatomic pathology. We collaborate with leading academic centers and maintain relationships with advisers and consultants who are leaders in key fields of science and medicine. In connection with our research and development efforts, our medical and scientific experts publish in peer-reviewed journals research that demonstrates the clinical value and importance of diagnostic testing. In 2012, they authored more than 100 publications that provided fundamental insights into the biology of diseases or introduced novel diagnostic testing approaches benefiting patients. They also help to shape the latest thinking as the authors of textbooks, or chapters therein, used by academic institutions to train healthcare providers, and participate on scientific committees determining guidelines for diagnostic usage in a number of fields, such as HIV, HCV and testosterone testing.

We successfully transfer technical innovations to the market through our relationships with technology developers, including the academic community and pharmaceutical and biotechnology firms, our in-house expertise and our collaborations with emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies. For example, through our multi-year exclusive collaboration with Genomic Vision, we have exclusive rights to develop and offer, in the United States, India and Mexico, clinical and research use laboratory testing services based on Genomic Vision's molecular combing technique to identify clinically significant DNA mutations which are not detected by more traditional techniques. Other examples are our collaboration with Somalogic on discovery and development of protein-based tests and with Clinical Genomics in the area of DNA methylation technology and colon cancer detection. We search for new opportunities and continue to build a robust pipeline of new tests. Through our strengths in assay development and the commercialization of test services, we believe that we are the partner of choice for developers of new technologies and tests to introduce their products to the marketplace.

We are organized to focus on key clinical franchises, including cancer, cardiovascular and metabolism, women's health and reproductive genetics, infectious disease and neurology. We seek technologies that help doctors care for their patients through better predisposition, screening, monitoring, diagnosis, prognosis and treatment choices. We seek to develop tests that help to determine a patient's genotype or gene expression profile relative to a particular disease and its potential therapies, because these tests can help physicians to determine a patient's susceptibility to disease or to tailor medical care to an individual's needs - such as determining if a medication might be an optimum choice for a particular person, or tailoring the right dosage once the proper medicine is prescribed. In addition, we aim to develop holistic solutions responsive to challenges that physicians face, by developing solutions of multiple tests, information and services focused on specific clinical challenges. We also look for tests that are less invasive than currently available options, to increase the choices that physicians and patients have for the collection of diagnostic samples. With these priorities in mind, during 2012 we introduced a number of new or enhanced tests, and disease area solutions, including those discussed below.

•	Cancer.

-	We introduced our comprehensive thyroid cancer testing service, including cytology, mutation testing and a recurrence monitoring test by mass spectrometry.

-	We also introduced enhancements to our leukemia testing services and companion diagnostics for lung cancer and melanoma.

•	Infectious Disease.

-	We developed and introduced a proprietary molecular test for renal transplant rejection monitoring.

-
We also developed and introduced HIV tropism testing by advanced sequencing, which enables treatment selection for HIV infected patients with half the turn around time and cost compared to alternative tests. This test was developed and validated by Quest Diagnostics and was based on collaboration with Viiv Pharmaceuticals, and represents the first advanced sequencing laboratory test for HIV by a national laboratory in the U.S.

•	Cardiovascular Disease.

-	We released a test for therapeutic drug monitoring of dabigatran, a new oral anti-coagulant.

-
Through Berkeley HeartLab, we introduced genetic testing for an additional mutation in the LPA gene which helps identify patients with risk of cardiovascular disease and likelihood to benefit from aspirin therapy, as well as 4q25 genotyping to determine risk of atrial fibrillation to aid in the diagnosis of cause of stroke and in helping to make decisions about the use of devices and anti-coagulation in patients with suspected atrial fibrillation.

-	We released novel testing for omega 3 fatty acids, as well as testing for adrenal hormones to aid in the diagnosis of metabolic diseases in women and children.

-
In addition, we advanced our program in diabetes testing by releasing insulin testing by mass spectromotry, which helps address variability issues that previously have hindered the clinical use of testing for this analyte.

•	Neurology.

-	We launched molecular genetic testing to aid in the diagnosis of Parkinson's disease, ALS, muscular dystrophy and epilepsy.

-
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

•	Women's Health.

-	We further enhanced our SureSwab® Vaginosis/Vaginitis Plus test by expanding the organisms and sample types in the offering.

-	We also delivered Spinal Muscular Atrophy (SMA) testing to all Quest Diagnostics customers along with Cystic Fibrosis Fragile X and other genetic testing services.

-	Clinical validation studies of our proprietary hhCG test for early detection of pregnancy in In Vitro Fertilization patients demonstrated improvement over the standard of care.

Diagnostic Solutions

Clinical Trials Testing.

We are a leading provider of central laboratory testing performed in connection with clinical research trials on new drugs, vaccines and certain medical devices. Clinical research trials are required by the FDA and non-U.S. regulatory authorities to assess the safety and efficacy of new drugs, vaccines and some medical devices. We see opportunities to develop pharmacogenetic and pharmacogenomic tests to help speed drug approval processes for our clinical trials customers and, capitalizing on the trend to personalized medicine, to better focus patient therapy based on a patient's genetic markers. We have biomarker capabilities that advance our efforts to develop these tests, and offer an “end-to-end” array of services for companion diagnostics.

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

Our risk assessment services comprise underwriting support services to the life insurance industry, including laboratory testing, electronic data collection, specimen collection and paramedical examinations, medical record retrieval, case management, motor vehicle reports, telephone inspections, prescription histories and credit checks. The laboratory tests that we perform and data we gather are designed to assist insurance companies objectively to evaluate the mortality risks of policy applicants. The majority of the testing is performed on specimens of life insurance applicants, but also includes specimens of applicants for other types of insurance. Factors such as the number of applications for underwritten life insurance policies can affect the utilization of clinical testing and other services we provide to our insurance customers. Most of our specimen collections and paramedical examinations are performed by our network of approximately 5,000 contracted paramedical examiners at the applicant's home or workplace. We also offer paramedical examinations through approximately 600 of our patient service centers, and operate approximately 80 locations other than patient service centers in the United States and Canada where we provide paramedical examinations, bringing to approximately 680 the total number of sites where we can provide these examinations. We also contract with third parties at over an additional 200 locations globally to coordinate providing these exams.

Diagnostic Products.

We develop and manufacture products that enable healthcare professionals to make healthcare diagnoses, including products for testing for the professional market. We offer these products in the United States and, through sales representatives dedicated to offering our diagnostic test products in other countries, outside the United States. We have several companies, including Focus Diagnostics, HemoCue and Celera, that serve these markets. We also manufacture and offer the InSure® fecal immunochemical test (FITTM) for screening for colorectal cancer. We are well positioned to offer options and integrated solutions to physicians, hospitals, IDNs and clinics for the testing methods that are most appropriate for each patient and practice.

Focus Diagnostics develops, manufactures and markets diagnostic products which can be performed on a variety of instrument platforms. Focus Diagnostics sells its diagnostic products to large academic medical centers, hospitals and commercial laboratories globally. Focus Diagnostics has an agreement with 3M Corporation for global human diagnostic rights to a compact integrated bench-top instrument for use with real time polymerase chain reaction assays. These tests are sold under the Simplexa® brand name.

HemoCue® innovates, manufactures and distributes point-of-care testing products globally. HemoCue is the leading global provider in point-of-care testing for hemoglobin, with a growing market share for glucose, microalbumin and white blood cell testing. HemoCue offers its White Blood Cell Differential System in Europe. The HemoCue handheld systems are used in physician's offices, blood banks, hospitals, diabetes clinics and public health clinics. Approximately sixty percent of HemoCue products are sold outside the United States. In the fourth quarter of 2012, the assets and liabilities of HemoCue were classified as held for sale. Accordingly, HemoCue is reported as discontinued operations in our consolidated financial statements. In February 2013, we entered into an agreement to sell HemoCue.

Celera offers a number of market-leading high complexity molecular diagnostic products in segments such as HIV-1 drug resistance testing, reproductive genetics and transplantation. Celera products, which are distributed by a third party worldwide, span the various levels of regulatory registrations and are sold to a broad spectrum of customers.

Healthcare Information Technology.

We provide interoperable technologies that help healthcare organizations and physicians enter, share and access clinical information without costly information technology implementation or significant workflow disruption.

Our Care360® EHR product, which is certified as a complete electronic health record by the Certification Commission for Health Information Technology, allows physicians to generate a complete record of a clinical patient encounter, automates and streamlines the clinician's workflow, and allows for rapid deployment and implementation with minimal workflow disruption. The solution allows doctors to electronically create, manage and distribute patient encounter notes, including vital signs and progress notes. It captures lab and radiology results, provides clinical decision support tools and allows doctors to send secure messages and clinical information to other practitioners and secure, Web-based laboratory results to their patients' personal health records.

ChartMaxx,® our electronic document management system for hospitals, is being used by over 500,000 clinical and administrative users in hospitals and other clinical locations.

Non-Commercial, Development State Drug Assets

As a result of its 2011 acquisition of Celera, the Company also has an interest in non-commercial, development state drug assets. The Company is evaluating options with respect to these assets.
We have an agreement with Merck & Co., Inc. (Merck) under which Merck has a license to our intellectual property for the development of small molecule inhibitors of cathepsin K for the treatment of osteoporosis. This agreement was entered into by a predecessor of Celera that Celera acquired in November 2001. Under the agreement, we are entitled to receive future milestone payments based on development progress for each potential product under the agreement. We are also entitled to receive single digit royalty payments from the sale of drugs, if any, resulting from the program. This drug development program entered Phase III clinical trials in September 2007 and Merck has disclosed its intent to file a New Drug Application in 2014. We do not control the development activities conducted by Merck. Merck may not successfully develop or commercialize any compounds covered by the agreement, may not obtain needed regulatory approvals, and we may not receive any further payments under this collaboration agreement.

The Company may be entitled to milestone payments associated with the small molecule drug discovery and development programs sold by Celera to Pharmacyclics, Inc. in 2006. These programs are for the treatment of cancer and other diseases, including programs that target histone deactylase, or HDAC, selective HDAC enzymes, Factor VIIa, and B cell tyrosine kinases involved in immune function. In addition, we will be entitled to royalty payments in the single digits based on annual sales of any drugs commercialized from the three programs, if any. We have not received any royalty payments related to these programs.

We have no direct control over the amount or timing of resources devoted to any of these programs. The programs may never meet the specified milestones or the programs may be terminated, and therefore may never generate milestone payments. Also, even if some milestones are met, there is no assurance that these programs will result in any product sales that would generate royalty payments to us.

 Our small molecule program agreements will remain in effect for as long as any royalties are payable under the respective agreements. The obligation to pay royalties generally coincides with the life of the underlying patents. Each of the third parties with which we have agreements are required to use commercially reasonable efforts to develop a therapeutic product and to pay us amounts due under the terms of the agreements, including milestone and/or royalty payments, promptly after the amounts become payable. These agreements generally are terminable upon an uncured material breach of the agreement by either party. In addition, Merck may terminate its collaboration agreement with us for any reason upon advance written notice, but would lose its license from us and would not be able to commercialize any product under the license.

THE UNITED STATES CLINICAL TESTING INDUSTRY

The U.S. clinical testing industry consists of two segments. One segment, which we believe makes up approximately 40% of the total industry, includes testing done within hospitals, including both inpatient and outpatient testing. The second segment, which we believe makes up approximately 60% of the total industry, includes testing done outside of hospitals, including hospital outreach testing and testing done in commercial clinical laboratories, physician-office laboratories and other locations. Within the second segment, we believe that hospital outreach has been increasing share in the last few years. We believe that hospital-affiliated laboratories account for approximately 60% of the total industry, commercial clinical laboratories approximately one-third and physician-office laboratories and other locations account for the balance.

Key Trends. There are a number of key trends that are having, and that we expect will continue to have, a significant impact on the diagnostic information services business in the United States and on our business. These trends present both opportunities and risks. However, because diagnostic information service is an essential healthcare service and because of the key trends discussed below, we believe that the industry will continue to grow over the long term and that we are well positioned to benefit from the long-term growth expected in the industry.

Demographics. The growing and aging population, the burden of chronic diseases and unmet diagnostic needs may increase the demand for diagnostic information service.

Prevention and wellness. We believe that the value of detection, prevention, wellness and personalized care now is well recognized. Consumers, employers, health plans and government agencies increasingly are focusing on helping the healthy stay healthy, detecting symptoms among those at risk and providing preventive care that helps avoid disease. Physicians increasingly are relying on diagnostic information services to help identify risk for a disease, to detect the symptoms of disease earlier, to aid in the choice of therapeutic regimen, to monitor patient compliance and to evaluate treatment results. There is an increased focus on a disease-oriented approach to diagnostics, treatment and management. Physicians, consumers and payers increasingly recognize the value of diagnostic information services as a means to improve health and reduce the overall cost of healthcare through early detection, prevention and treatment. Federal healthcare reform legislation adopted in 2010 contained provisions eliminating patient cost-sharing for preventive services, and additional provisions that we believe will increase the number of patients that have health insurance, including Medicaid, and thus better access to diagnostic testing.

Science and technology advances. Medical advances allow for more accurate and earlier diagnosis and treatment of diseases. Continuing advances in genomics and proteomics is expected to yield new, more sophisticated and specialized diagnostic tests. These advances also are spurring interest in and demand for personalized or tailored medicine, which relies on diagnostic and prognostic testing. Pharmacogenomic testing increasingly is used as a parameter to help speed drug approval processes and to better focus therapy based on patient and tumor-specific genetic markers. Demand also is growing toward comprehensive care management solutions that serve patients, payers and practitioners by improving access to patient data, increasing patient participation in care management, reducing medical errors and improving clinical outcomes. There is an increasing focus on interconnectivity, and electronic medical records and patient health records continue to grow.

Customers and payers. Our customers and payers, including physicians, health insurance plans, IDNs, employers, pharmaceutical companies and others, have been consolidating and diversifying. For example, an increased number of hospital systems are considering establishing or have established health insurance plans, and health insurance plans increasingly are considering providing or are providing healthcare services. Consolidation is increasing pricing transparency and bargaining power, enhancing purchasing sophistication and encouraging internalization of clinical testing. Physicians increasingly are employed by hospital systems or large group practices integrated with healthcare systems, instead of organizing physician-owned practices, which is changing the dynamics for whether clinical testing is performed by a hospital or a non-hospital. Patient-centered medical homes are increasingly being established to deliver patient care. In addition, federal healthcare reform legislation adopted in 2010 encourages the formation of accountable care organizations and requires implementation of health insurance exchanges, which may result in changes in the way that some healthcare services are purchased and delivered in the United States.

Competition. The clinical testing industry remains fragmented, is highly competitive and is subject to new competition. Competition is growing from non-traditional competitors. Increased hospital acquisitions of physician practices enhance physician ties to hospital-affiliated laboratories and may strengthen their competitive position. New industry entrants with extensive resources may make acquisitions or expand into our traditional areas of operations.

Reimbursement pressure. There is a strong focus in the United States on controlling the overall cost of healthcare. Healthcare market participants, including governments, are focusing on controlling costs, including potentially by changing reimbursement for healthcare services (including but not limited to a shift from fee for service to capitation), revising test coding, changing medical coverage policies (e.g., healthcare benefits design), pre-authorization of lab testing, requiring co-pays, introducing lab spend management utilities and payment and patient care innovations such as accountable care organizations and patient-centered medical homes. While pressure to control healthcare costs poses a risk to our Company, it creates an opportunity for increased utilization of testing as an efficient means to manage the total cost of healthcare. We believe that it also creates opportunities for low-cost providers, like our Company, as compared to other providers.

Healthcare Utilization. In the past few years, growth in healthcare utilization in the United States has slowed. There may be many factors contributing to this result, including sluggish employment growth, benefit plans imposing higher levels of patient responsibility, under-employment in the work force and patients delaying medical care.

Legislative, regulatory and policy environment. Government oversight of and attention to the healthcare industry in the United States is significant and increasing; healthcare payment reform is a top issue. The FDA has announced several regulatory and guidance initiatives that may impact the clinical laboratory testing business, including by increasing regulation of LDTs and analyte specific reagents. If finalized, these initiatives could have a significant impact on our business. Federal healthcare reform legislation adopted in 2010 has created significant uncertainty as healthcare markets react to potential and impending changes. For example, states may opt out of Medicaid expansion and employers may discontinue offering group health insurance to their employees, shifting more people to exchange products.

Globalization. There is a growing demand for healthcare services in emerging market countries. Opportunities are arising to participate in the restructuring or growth of the healthcare systems in these countries. Additionally, our customers are establishing positions outside the United States. Demographic changes globally also may create opportunities.

Customers and Payers. We provide diagnostic information services to a broad range of customers who order such services, including physicians, hospitals, IDNs and employers. In many cases, the customer that orders the services is not responsible for the payments for services. Depending on the billing arrangement and applicable law, the payer may be (1) a third party responsible for providing health insurance coverage to patients, such as a health insurance plan, self-insured employer benefit fund, an accountable care organization, a patient-centered medical home or the traditional Medicare or Medicaid program, (2) the patient or (3) the physician or other party (such as a hospital, another laboratory or an employer) who send the testing to us.

Health Plans. Health plans, including managed care organizations and other health insurance providers, typically reimburse us as a contracted provider on behalf of their members for diagnostic information services performed. Reimbursement from our five largest health plans totaled less than 20% , and no one health plan accounted for 10%, of our consolidated net revenues in 2012.

Health plans typically negotiate directly or indirectly with a number of diagnostic information services providers, and represent approximately one-half of our total clinical testing volumes and one-half of our net revenues from diagnostic information services. The trend of consolidation among health plans has continued. In certain locations, such as California, health plans may delegate to independent physician associations (“IPAs”) or other alternative delivery systems (e.g., physician hospital organizations) the ability to negotiate for diagnostic information services on behalf of certain members.

Health plans and IPAs often require that diagnostic information services providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing such services through capitated payment arrangements and discounted fee-for-service arrangements. Under capitated payment arrangements, we provide services at a predetermined monthly reimbursement rate for each covered member, generally regardless of the number or cost of services provided by us. Health plans continue to offer preferred provider organization (“PPO”) plans, point-of-service (“POS”) plans, consumer driven health plans (“CDHPs”) and limited benefit coverage programs. Reimbursement under these programs is typically negotiated on a fee-for-service basis. To the extent that plans and programs require greater levels of patient cost-sharing, this could negatively impact patient collection experience.

Most of our agreements with major health plans are non-exclusive arrangements. Certain health plans have limited their diagnostics information services network to only a single national provider, seeking to obtain improved pricing. Health plans also are narrowing their networks.

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

We attempt to strengthen our relationships with health plans and increase the volume of our services for their members by offering to health plans services and programs that leverage our Company's expertise and resources, including our superior access, extensive test menu, medical staff and data, and in such areas as wellness and disease management.

Physicians. Physicians, including both primary care physicians and specialists, requiring diagnostic information services for patients are the primary referral source of our services. Physicians determine which laboratory to recommend or use based on a variety of factors, including: service; patient access and convenience, including participation in a health plan network; quality; price; and depth and breadth of test and service offering.

Hospitals. Hospitals generally maintain an on-site laboratory to perform the significant majority of clinical testing for their patients and refer less frequently needed and highly specialized procedures to outside service providers, which typically charge the hospitals on a negotiated fee-for-service basis. Fee schedules for hospital reference testing services often are negotiated on behalf of hospitals by group purchasing organizations. We provide services to hospitals throughout the United States, including esoteric testing services, in some cases helping manage their laboratories and serving as the medical directors of the hospital's histology or clinical laboratory. We believe that we are the industry's leader in servicing hospitals. Hospitals generally continue to look for ways to fully utilize their existing laboratory capacity: they perform testing their patients need and may compete with non-hospital providers for outreach (non-hospital patients) testing. Continuing to obtain referrals from hospitals depends on our ability to provide high quality services that are more cost-effective than if the hospitals were to perform the services themselves.

Most physicians have admitting privileges or other relationships with hospitals as part of their medical practice. Hospitals may seek to leverage their relationships with community physicians by encouraging the physicians to send their outreach testing to the hospital's laboratory. In addition, hospitals that own physician practices may require the practices to refer testing to the hospital's affiliated laboratory. In recent years, there has been a trend of hospitals acquiring physician practices, and as a result, an increased percentage of physician practices are owned by hospitals. Increased hospital acquisitions of physician practices enhance physician ties to hospital-affiliated laboratories and may strengthen their competitive position. Hospitals can have greater leverage with health insurers than do commercial clinical laboratories, particularly hospitals that have a significant market share; hospitals thus have been frequently able to negotiate higher reimbursement rates with health insurance plans than commercial clinical laboratories for comparable clinical testing services. In light of continued pressure to reduce systemic healthcare costs, it is not clear that hospitals will be able to maintain higher reimbursement rates in the future. We believe that our combination of services, including full-service, bi-coastal esoteric testing capabilities, medical and scientific professionals available for consultation, innovative connectivity products, point-of-care testing products, strong focus on quality and dedicated sales and service professionals has positioned us to be an attractive partner for hospitals, offering a full range of strategic relationships.

We also have joint venture arrangements with leading IDNs in several metropolitan areas. These joint venture arrangements, which provide diagnostic information services for affiliated hospitals as well as for unaffiliated physicians and other local healthcare providers, serve as our principal facilities in their service areas. Typically, we have either a majority ownership interest in, or day-to-day management responsibilities for, our joint venture relationships.

IDNs. An IDN is a network of providers and facilities working together in providing or arranging for the provision of healthcare. With the passage of 2010 federal healthcare reform legislation, IDNs are increasing in number and becoming more important constituents in delivering healthcare services. IDNS may exercise operational and financial control over providers across the continuum of care. IDNs also may function as a payer. Thus, IDNs may be able to manage the health of a population group within a defined geography, and also may be able to influence the cost and quality of healthcare delivery, for example though owned entities and through ancillary services. The impact of IDNs on the provision of healthcare services to date has varied. We are actively engaging with IDNs to demonstrate the value that our services can provide to them.

Employers. Employers use tests for drugs of abuse to determine an individual's employability and his or her “fitness for duty.” Companies with high employee turnover, safety conscious environments or regulatory testing requirements provide the highest volumes of testing. Factors such as the general economy and job market can impact the utilization of drugs of abuse testing. We seek to grow our employer volumes through offering new and innovative programs to help companies with their goal of maintaining a safe and productive workplace. We also offer employers our Blueprint for Wellness® program, providing wellness screening and analytic services to help employers and their employees manage increasing healthcare costs and capitalize on trends in personalized health.

Other Laboratories and Other Customers. We also provide diagnostic information services to federal, state and local governmental agencies and to other commercial clinical laboratories. These customers are charged on a fee-for-service basis.

GENERAL

Competition. While there has been significant consolidation in the diagnostic information services industry in recent years, our industry remains fragmented and highly competitive. We primarily compete with three types of clinical testing providers: commercial clinical laboratories, hospital-affiliated laboratories and physician-office laboratories. In recent years, competition from hospital-affiliated laboratories has increased. Our largest commercial clinical laboratory competitor is Laboratory Corporation of America Holdings, Inc. In addition, we compete with many smaller regional and local commercial clinical laboratories and specialized esoteric laboratories. In anatomic pathology, additional competitors include anatomic pathology practices, including those in academic institutions. In addition, there has been a trend among specialty physician practices to establish their own histology laboratory capabilities and/or bring pathologists into their practices, thereby reducing referrals from these practices.

We believe that healthcare providers traditionally consider a number of factors when selecting a diagnostic information services provider, including:

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

We believe that we are an effective competitor in each of these areas. We also believe that offering the most attractive service offering in the industry, including the most comprehensive test menu, innovative test and information technology offerings, a superior patient experience, a staff including medical and scientific experts, strong quality and unparalleled access and distribution, provides us with a competitive advantage.

We believe that large diagnostic information services providers may be able to increase their share of the overall diagnostic information services industry due to their large networks and lower cost structures. These advantages should enable larger providers to more effectively serve customers, including members of large health plans. In addition, we believe that consolidation in the diagnostic information services industry will continue. However, a significant portion of clinical testing is likely to continue to be performed by hospitals, which generally have affiliations with community physicians that refer testing to us. As a result of these affiliations, we compete against hospital-affiliated laboratories primarily on the basis of service capability and quality as well as other non-pricing factors. In addition, recent market activity may increase the competitive environment. For example, health plan actions to exclude large national providers from contracts may enhance the relative competitive position of regional providers. In addition, increased hospital acquisitions of physician practices enhance the ties of the physicians to hospital-affiliated laboratories, enhancing the competitive position of hospital-affiliated laboratories.

The diagnostic information services industry is faced with changing technology and new product introductions. Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as (1) point-of-care testing that can be performed by physicians in their offices; (2) complex testing that can be performed by hospitals in their own laboratories; and (3) home testing that can be carried out without requiring the services of outside providers. Development of such technology and its use by our customers and patients could reduce the demand for our diagnostic information services and negatively impact our revenues.

The diagnostic products, life insurance risk assessment services, clinical trials and healthcare information technology industries are highly competitive. We have many competitors, some of which have much more extensive experience in these industries and some of which have greater resources. We compete in the diagnostic products industry by attempting to find and exploit unique and differentiated products, including products that take advantage of our healthcare information technology solutions. We compete in the life insurance risk assessment services business by seeking to provide a superior applicant experience, faster services completion and a wider array of highest quality, integrated services than our competitors. We compete in the clinical trials business by leveraging our strengths as the world's leading diagnostic testing company, including the depth and breadth of our testing menu, our superior scientific expertise, our ability to support complex global clinical trials and our lab management and information technology solutions. We compete in the healthcare information technology industry by offering solutions that foster better patient care and improve performance for healthcare institutions, patients and physician practices, particularly smaller and medium sized physician practices.

Sales and Marketing. Our Diagnostic Information Services business has a unified Commercial organization focused on the sales and downstream marketing of most of our services. The vision of the Commercial organization, which has a revitalized customer-focused culture, is to be the preferred partner for diagnostic information services to key segments through sales and marketing excellence. The organization is centrally led, and is organized regionally to, in conjunction with our Operations organization, ensure alignment on delivering for our customers. The Commercial organization also is organized to support each of our clinical franchises. We maintain a separate sales and marketing organization for our employer drugs-of-abuse testing business.

In Diagnostic Solutions, we maintain sales forces devoted to each of our businesses. We have sales organizations that focus on selling diagnostic products and our healthcare information technology solutions. We also have dedicated sales teams that focus on selling risk assessment services in the life insurance industry and clinical trials services.

Information Technology. We use information systems extensively in virtually all aspects of our business, including clinical testing, test reporting, billing, customer service, logistics and management of medical data. We believe that our healthcare information technology systems help differentiate us favorably. We endeavor to establish systems that create value and efficiencies for our Company, patients and customers. The successful delivery of our services depends, in part, on the continued and uninterrupted performance of our information technology systems. We have taken precautionary measures to prevent problems that could affect our information technology systems.

Some of our historic growth has come through acquisitions and, as a result, we continue to use multiple information systems. We have implemented some common systems, and are planning to implement more common laboratory information and billing systems across our operations, to standardize our processes. We expect implementation will take several more years to complete, and will result in significantly more centralized systems, improved operating efficiency, more timely and comprehensive information for management and enhanced control over our operational environment.

Quality Assurance. In our diagnostic information services business, our goal is to continually improve the processes for collection, handling, storage and transportation of patient specimens, as well as the precision and accuracy of analysis and result reporting. Our quality assurance efforts focus on pre-analytic, analytic and post-analytic processes, including positive patient identification of specimens, report accuracy, proficiency testing, reference range relevance, process audits, statistical process control and personnel training for all of our laboratories and patient service centers. We also focus on the licensing, credentialing, training and competence of our professional and technical staff. We have implemented an enhanced specimen tracking system, with global positioning system capabilities, that enables us to better track specimens. We continue to implement our quality and standardization initiatives, building on our Six Sigma foundation, to help achieve our goal of becoming recognized as the undisputed quality leader in the diagnostics information services industry. In addition, some of our laboratories have achieved International Organization for Standardization, or ISO, certification for their quality management systems.

As part of our comprehensive quality assurance program, we utilize internal proficiency testing, extensive quality control and rigorous process audits for our diagnostic information services. For most clinical laboratory tests, quality control samples are processed in parallel with the analysis of patient specimens. The results of tests on these quality control samples are monitored to identify trends, biases or imprecision in our analytical processes.

We participate in external proficiency testing and have accreditation or licenses for our clinical laboratory operations from various regulatory agencies or accrediting organizations, such as the Centers for Medicare and Medicaid Services (“CMS”), the College of American Pathologists (“CAP”) and certain states. All of our laboratories participate in various external quality surveillance programs. They include, but are not limited to, proficiency testing programs administered by CAP, as well as some state agencies. CAP is an independent, nongovernmental organization of board-certified pathologists approved by CMS to inspect clinical laboratories to determine compliance with the standards required by CLIA. CAP offers an accreditation program to which clinical laboratories may voluntarily subscribe. All of our major regional and esoteric laboratories, including our facility in India, and most of our rapid response laboratories, are accredited by CAP. Accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program. Also, all of our cytotechnologists and pathologists participate in an individual proficiency testing program.

Our diagnostic products businesses maintain extensive quality assurance programs focused on ensuring that our products are safe and effective and that we comply with applicable regulatory requirements in the United States and other countries. They are regulated by the FDA and are required to be in compliance with the Quality Systems Regulations, 21 CFR part 820, and with applicable standards outside the United States. In addition, our manufacturing sites are certified in accordance with ISO 13485: 2003 standards. We endeavor to design and manufacture our diagnostics products in compliance with Quality Systems Regulations.

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

Our approach is to manage our intellectual property assets to safeguard them and to maximize their value to our enterprise. We actively defend our important intellectual property assets and pursue protection of our products, processes and other intellectual property where possible.

Our success in remaining a leading innovator in the diagnostic information services industry by continuing to introduce new tests, technology and services will depend, in part, on our ability to license new and improved technologies on favorable terms. Other companies or individuals, including our competitors, may obtain patents or other property rights on tests or processes that we may be performing, particularly in such emerging areas as gene-based testing and other specialty testing, that could prevent, limit or interfere with our ability to develop, perform or sell our tests or operate our business.

Employees. At December 31, 2012, we employed approximately 41,000 people. This total excludes employees of the joint ventures where we do not have a majority ownership interest. We have no collective bargaining agreements with unions covering employees in the United States, and we believe that our overall relations with our employees are good.

BILLING AND REIMBURSEMENT

Billing. We generally bill for diagnostic information services on a fee-for-service basis under one of two types of fee schedules. These fees may be negotiated or discounted. The types of fee schedules are:

•	“Client” fees charged to physicians, hospitals, and institutions for which services are performed on a wholesale basis and which are billed on a monthly basis.

•	“Patient” fees charged to individual patients and certain third-party payers on a claim-by-claim basis.

Billing for diagnostic information services is very complicated, and we maintain compliance policies and procedures for our billing. Patients, insurance companies, Medicare, Medicaid, physicians, hospitals, IDNs and employer groups all have different billing requirements. Some billing arrangements require us to bill multiple payers, and there are several other factors that complicate billing (e.g., disparity in coverage and information requirements among various payers; and incomplete or inaccurate billing information provided by ordering physicians). We incur additional costs as a result of our participation in Medicare and Medicaid programs because diagnostic testing services are subject to complex, stringent and frequently ambiguous federal and state laws and regulations, including those relating to coverage, billing and reimbursement. Changes in laws and regulations could further complicate our billing and increase our billing expense. CMS establishes procedures and continuously evaluates and implements changes to the reimbursement process and requirements for coverage.

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

We believe that most of our bad debt expense is primarily the result of missing or incorrect billing information on requisitions and Advance Beneficiary Notices received from healthcare providers and the failure of patients to pay the portion of the receivable that is their responsibility, rather than credit related issues. Deteriorating economic conditions may adversely impact our bad debt expense. In general, due to the potentially critical nature of our services, we perform the requested testing and report test results regardless of whether the billing information is correct or complete. We subsequently attempt to contact the healthcare provider or patient to obtain any missing information and to rectify incorrect billing information. Missing or incorrect information on requisitions complicates and slows down the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable and bad debt expense. The increased use of electronic ordering reduces the incidence of missing or incorrect information.

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

The healthcare industry has experienced significant changes in reimbursement practices during the past several years. Historically, many different local carriers administered Medicare Part B, which covers services provided by commercial clinical laboratories. They often had inconsistent policies, increasing the complexity of the billing process for clinical testing services providers. They are being replaced with contractors who will administer both Part B and Medicare Part A benefits for beneficiaries in larger regional areas. It is expected that the revised system will reduce the administrative complexity of billing for services provided to Medicare beneficiaries.

With regard to the clinical testing services performed on behalf of Medicare beneficiaries, we must bill the Medicare program directly and must accept the carrier's fee schedule amount for covered services as payment in full. In addition, state Medicaid programs are prohibited from paying more (and in most instances, pay significantly less) than Medicare. Currently, Medicare does not require the beneficiary to pay a co-payment for diagnostic information services reimbursed under the Clinical Laboratory Fee Schedule, but generally does require co-payments for anatomic pathology services. Certain Medicaid programs require Medicaid recipients to pay co-payment amounts for diagnostic information services.

Part B of the Medicare program contains fee schedule payment methodologies for clinical testing services performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. The Medicare Clinical Laboratory Fee Schedule for 2013 is decreased by 2.95% (excluding sequestration) from 2012 levels. In December 2012, Congress delayed by one year a potential decrease of approximately 26% in the physician fee schedule that otherwise would have become effective January 1, 2013, but implemented relative value unit changes significantly impacting physician fee schedule reimbursement for tissue biopsies that are expected to reduce reimbursement for tissue biopsy services. Also, an additional 2% reduction in the Medicare Clinical Laboratory Fee Schedule for 2013, associated with sequestration, was delayed until April 1, 2013. The following table sets forth the percentage of our consolidated net revenues reimbursed under Medicare attributable to the clinical testing and physician fee schedules in 2012.

Medicare Part B Reimbursements	% of our 2012 Consolidated Net Revenues From Continuing Operations

Clinical Laboratory Fee Schedule	13
Physician Fee Schedule	3

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

REGULATION

Our businesses are subject to or impacted by extensive and frequently changing laws and regulations in the United States (at both the federal and state levels) and the other jurisdictions in which we conduct business. These laws and regulations include regulations particular to our business, and laws and regulations relating to conducting business generally (e.g., export controls laws, U.S. Foreign Corrupt Practices Act and similar laws of other jurisdictions), including in the United States and in other jurisdictions. We also are subject to inspections and audits by governmental agencies. Set forth below are highlights of the key regulatory schemes applicable to our businesses.

CLIA and State Clinical Laboratory Licensing. All of our laboratories and, where applicable, patient service centers, are licensed and accredited as required by the appropriate federal and state agencies. CLIA regulates virtually all clinical laboratories by requiring that they be certified by the federal government and comply with various technical, operational, personnel and quality requirements intended to ensure that the services provided are accurate, reliable and timely. The cost of compliance with CLIA makes it cost prohibitive for many physicians to operate clinical laboratories in their offices. However, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care test equipment to physicians and by selling to both physicians and patients test kits approved by the FDA for home use. Diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories with minimal regulatory oversight under CLIA as well as by patients in their homes.

CLIA does not preempt state laws that are more stringent than federal law. State laws may require additional personnel qualifications, quality control, record maintenance and/or proficiency testing. State laws also may require detailed review of our scientific validations and technical procedures for tests.

Fraud and Abuse. Federal anti-kickback laws and regulations prohibit making payments or furnishing other benefits to influence the referral of tests billed to Medicare, Medicaid or certain other federal or state healthcare programs. The penalties for violation of these laws and regulations may include monetary fines, criminal and civil penalties and/or suspension or exclusion from participation in Medicare, Medicaid and other federal healthcare programs. Several states have similar laws.

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

FDA. The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the United States. The FDA also regulates clinical trials (and, therefore, may conduct inspections related to testing that we perform for sponsors of those trials), drugs of abuse testing for employers, testing for blood bank purposes and testing of donors of human cells for purposes such as in vitro fertilization. A number of esoteric tests we develop internally are offered as laboratory-developed tests (“LDTs”). The FDA has claimed regulatory authority over all LDTs, but has exercised enforcement discretion with regard to most LDTs performed by high complexity CLIA-certified laboratories. The FDA has announced several regulatory and guidance initiatives that may impact the clinical laboratory testing business, including by increasing regulation of LDTs and analyte specific reagents. If finalized, these initiatives could have a significant impact on our business. The regulatory approach adopted by the FDA may lead to an increased regulatory burden on our Company. The approach may hinder our ability to develop and market new products or services, cause an increase in the cost of our products or services, delay our ability to introduce new tests or hinder our ability to perform testing. The approach also may result in increased product cost, a delay in obtaining needed supplies, or, if a manufacturer withdraws its products from the market, an inability to obtain needed supplies. These matters could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

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

Privacy and Security of Health and Personal Information. We are required to comply with laws and regulations in the United States (at the federal and state levels) and jurisdictions outside the United States in which we conduct business, including the European Union, India and Mexico, regarding protecting the security and privacy of certain healthcare and personal information. These privacy and security laws include the federal Health Insurance Portability and Accountability Act, as amended, and the regulations thereunder (collectively, “HIPAA”). The HIPAA security regulations establish requirements for safeguarding protected health information. The HIPAA privacy regulations establish comprehensive federal standards regarding the uses and disclosures of protected health information. Together, these laws and regulations establish a complex regulatory framework on a variety of subjects, provide for penalties for non-compliance, and may require a healthcare provider to notify individuals or the government if the provider discovers certain breaches of unsecured personal or a patient's protected health information. The regulations were revised in early 2013. We have maintained policies and practices designed to meet applicable requirements, and plan to update them to address the new regulations.

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

Compliance. We seek to conduct our business in compliance with all applicable laws and regulations. Many of the laws and regulations applicable to us, however, including many of those relating to billing, reimbursement of tests and relationships with physicians and hospitals, are vague or indefinite or have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. The applicability or interpretation of laws and regulations also may not be clear in light of emerging changes in clinical testing science and healthcare technology. Such occurrences, regardless of their outcome, could, among other things:

•
increase our operating costs including, but not limited to, those costs associated with providing diagnostic information services or manufacturing or distributing products, and administrative requirements related to billing;

•	decrease the amount of reimbursement related to diagnostic information services performed;

•	damage our reputation; and/or

•	adversely affect important business relationships with third parties.

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

The federal or state governments may bring claims based on theories as to our current practices that we believe are lawful. The federal and state governments have substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs. Reimbursement from traditional Medicare and Medicaid programs represented approximately 19% of our net revenues during 2012. We believe that, based on our experience with settlements and public announcements by various government officials, the federal and state governments continue to strengthen their enforcement efforts against healthcare fraud. In addition, legislative provisions relating to healthcare fraud and abuse provide government enforcement personnel substantially increased funding, powers, penalties and remedies to pursue suspected cases of fraud and abuse.

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

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document that we file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information regarding the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Quest Diagnostics) file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC's internet site, www.sec.gov.

Our internet site is www.QuestDiagnostics.com. You can access Quest Diagnostics' Investor Relations webpage at www.QuestDiagnostics.com/investor. The information on our website is not incorporated by reference into this Report. We make available free of charge, on or through our Investor Relations webpage, our proxy statements, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practical after such material is filed with, or furnished to, the SEC. We also make available, through our Investor Relations webpage, statements of beneficial ownership of our equity securities filed by our directors, officers and others under Section 16 of the Exchange Act.

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

Stephen H. Rusckowski (55) is President and Chief Executive Officer. Prior to joining the Company in May 2012, since October 2006, he was Chief Executive Officer of Philips Healthcare, the largest unit of Royal Philips Electronics, and a member of the Board of Management of Royal Philips Electronics and its Executive Committee. Previously, he was CEO of the Imaging Systems business within Royal Phillips Electronics. Before joining Philips in 2001, Mr. Rusckowski held numerous management positions with the healthcare division of Hewlett-Packard/Agilent Technologies. Mr. Rusckowski has been a director of the Company since May 2012.

Jon R. Cohen, M.D. (58) is Senior Vice President and Chief Medical Officer. Dr. Cohen joined the company in March 2009 and served as Chief Medical Officer. From May 2011 to January 2013, he also had responsibility for Hospital Services. In January 2013, Dr. Cohen also assumed responsibility in the Company's Diagnostic Information Services business for cancer diagnostic solutions and hospital professional services. He served as the Senior Advisor to New York Governor David Patterson from 2008 to 2009, where he was responsible for all policy and strategic planning. From 2007 to 2008, Dr. Cohen was a managing director, health industries advisory services at PricewaterhouseCoopers LLP. Prior to that, he spent 21 years with North Shore-Long Island Jewish Health System, one of the nation's largest not-for-profit health systems, including serving as its Chief Medical Officer from 2000 to 2006.

Everett V. Cunningham (46) is Senior Vice President, Commercial. Mr. Cunningham is responsible for the commercial organization for the Company's Diagnostic Information Services business. Mr. Cunningham joined the Company October 2012. Previously, Mr. Cunningham was with Pfizer, Inc., where he served in a series of sales and leadership and general management roles for 21 years. From June 2011 to October 2012, he served as Regional President, Established Products, Asia. From 2009 to 2011, Mr. Cunningham served as Regional President, West Business Unit, Primary Care. From 2007 to 2009, he served as Vice President, Human Resources, Corporate Groups. From 2003 to 2007, Mr. Cunningham was Vice President, Sales, U.S. Pharmaceuticals, Pain and Musculoskeletal Division.

Catherine T. Doherty (50) is Senior Vice President, Clinical Franchises. She is responsible for overseeing the development of service offerings in the areas of cardiovascular, infectious disease, neurology, prescription drugs monitoring, women's' health and general wellness. She also is responsible for the Care 360 connectivity program. From May 2011 to January 2013, she served as Senior Vice President, Physician services. From 2008 through May 2011 Ms. Doherty served as Vice President, Hospital Services. Prior to 2008, Ms. Doherty held a variety of positions of increasing responsibility since joining the Company in 1990, including Vice President, Office of the Chairman; Vice President, Finance and Administration for the Hospital business; Vice President, Investor Relations; and Chief Accounting Officer.

Robert A. Hagemann (56) is Senior Vice President and Chief Financial Officer. He joined Corning Life Sciences, Inc. in 1992, where he held a variety of senior financial positions before being named Vice President and Corporate Controller of the Company in 1996. Mr. Hagemann has served as Chief Financial Officer since August 1998. Prior to joining the Company, he was employed by Prime Hospitality, Inc. and Crompton and Knowles in senior financial positions, and was associated with Ernst & Young. He is a director of Zimmer Holdings, Inc.

John B. Haydon (51) is Senior Vice President, Operations. Mr. Haydon is responsible for operations for the Company's Diagnostic Information Services business. He joined the Company in October 2012. Prior to joining Quest Diagnostics, from May 2009 until October 2012, Mr. Haydon was employed by Royal Philips Electronics, serving as Executive Vice President and Group Head of Global Operations and Business Excellence, and by Philips Healthcare, where he served as Executive Vice President and Chief Supply Officer. From February 2009 to April 2009, Mr. Haydon was President and Chief Executive Officer of Global Point Consulting, a global supply chain consulting company. From January 2008 until June 2008, he served as Senior Vice President, Global Operations, and from July 2008 until February 2009, President and Chief Operating Officer, of BTI Systems, an optical networking company. From September 2007 to November 2007, Mr. Haydon was President and Chief Operating Officer of BreconRidge Manufacturing Corporation, an electronics manufacturing services company. Previously, Mr. Haydon worked for Nortel Networks and Northern Telecom for 25 years in roles of increasing responsibility, including with significant focus on operations and supply chain management globally.

Kathy Ordoñez (62) is Senior Vice President, Diagnostic Solutions. In this role, Ms. Ordoñez has responsibility for the Company's Diagnostic Solutions businesses, including diagnostic products, life insurer services, clinical trials and healthcare information technology products. Ms. Ordoñez also has responsibility in the Company's Diagnostic Information Services business for drugs of abuse testing. From the time she joined the Company as part of its acquisition of Celera in May 2011 until January 2013, Ms. Ordoñez was responsible for managing the Company's innovation pipeline and diagnostic products businesses, for leading Celera, including Berkeley HeartLab, and for driving the Company's focus on personalizing disease management through diagnostic products and services. Ms. Ordoñez served as Chief Executive Officer of Celera and was a founder of Celera Diagnostics. Prior to joining Celera's parent company, Applera, in December 2000, Ms. Ordoñez held a number of senior positions over a 15-year period with Hoffmann La-Roche. She oversaw the formation of Roche Molecular Systems, serving as President and Chief Executive Officer, and led the application of polymerase chain reaction technology to the diagnostic, research and forensic fields.

Michael E. Prevoznik (51) is Senior Vice President and General Counsel. Mr. Prevoznik joined the Company as Vice President and General Counsel in August 1999. In 2003, he assumed responsibility for governmental affairs. From 1999 until April 2009, Mr. Prevoznik also had responsibility for the Company's Compliance Department. Since April 2011, in addition to serving as General Counsel, Mr. Prevoznik has had management responsibility for the Company's diagnostic information services activities outside the U.S. In addition, from April 2011 to January 2013, Mr. Prevoznik had management responsibility for the Company's clinical trials business. Prior to joining the Company, Mr. Prevoznik served in positions of increasing responsibility within the compliance organization at SmithKline Beecham, most recently as Vice President, Compliance, with responsibility for coordinating all SmithKline Beecham compliance activities worldwide.

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

This Report also includes forward-looking statements that involve risks or uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below and elsewhere. See “Cautionary Factors that May Affect Future Results” on page 31.

U.S. healthcare reform legislation may result in significant changes, and our business could be adversely impacted if we fail to adapt.

Government oversight of and attention to the healthcare industry in the United States is significant and increasing. In March 2010, U.S. federal legislation was enacted to reform healthcare. The legislation provides for reductions in the Medicare clinical laboratory fee schedule of 1.75% for five years beginning in 2011 and also includes a productivity adjustment that reduces the CPI market basket update beginning in 2011. The legislation imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013. The legislation establishes the Independent Payment Advisory Board, which will be responsible, beginning in 2014, annually to submit proposals aimed at reducing Medicare cost growth while preserving quality. These proposals automatically will be implemented unless Congress enacts alternative proposals that achieve the same savings targets. Further, the legislation calls for a Center for Medicare and Medicaid Innovation that will examine alternative payment methodologies and conduct demonstration programs. The legislation provides for extensive health insurance reforms, including the elimination of pre-existing condition exclusions and other limitations on coverage, fixed percentages on medical loss ratios, expansion in Medicaid and other programs, employer mandates, individual mandates, creation of state and regional health insurance exchanges, and tax subsidies for individuals to help cover the cost of individual insurance coverage. The legislation also permits the establishment of accountable care organizations. While the ultimate impact of the legislation on the healthcare industry is unknown, it is likely to be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

The clinical testing business is highly competitive, and if we fail to provide an appropriately priced level of service or otherwise fail to compete effectively it could have a material adverse effect on our revenues and profitability.

The clinical testing business remains a fragmented and highly competitive industry.

We primarily compete with three types of clinical testing providers: other commercial clinical laboratories, hospital-affiliated laboratories and physician-office laboratories. We also compete with anatomic pathology practices and large physician group practices. Hospitals generally maintain on-site laboratories to perform testing on their patients (inpatient or outpatient). In addition, many hospitals compete with commercial clinical laboratories for outreach (non-hospital patients) testing. Most physicians have admitting privileges or other relationships with hospitals as part of their medical practice and hospitals may seek to leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital's laboratory. In addition, hospitals that own physician practices may require the practices to refer testing to the hospital's laboratory. In recent years, there has been a trend of hospitals acquiring physician practices, and as a result, an increased percentage of physician practices are owned by hospitals. Increased hospital acquisitions of physician practices enhance physician ties to hospital-affiliated laboratories and may strengthen their competitive position. As a result of this affiliation between hospitals and community physicians, we compete against hospital-affiliated laboratories primarily based on quality and scope of service. Increased hospital acquisitions of physician practices enhance physician ties to hospital-affiliated laboratories and may strengthen their competitive position. Our failure to provide a broad test menu or services superior to hospital-affiliated laboratories and other laboratories could have a material adverse effect on our business. If we fail to compete effectively, our business could be adversely affected and our revenues and profitability could be damaged.

Our new strategic plan may be difficult to implement, and may not be successful, and in either case, it could adversely impact our business and results of operations.

In November 2012, we announced a new strategic plan for our Company, including: refocusing on diagnostic information services; driving operational excellence; restoring growth; simplifying our organization to enable growth and productivity; and delivering disciplined capital management and strategically aligned accretive acquisitions. The success of our new strategy is subject to both the risks affecting our business generally and the inherent difficulty associated with implementing our new strategies and is dependent upon the skills, experience and efforts of our management and other employees and our success with third parties. Restructuring activities involve risks, significant costs and potential liabilities. Among the risks are the following: disruption of our business or distraction of our employees and management; customer attrition; difficulty recruiting, hiring, motivating and retaining talented and skilled personnel; increased stock price volatility and changes to our stock price that may be unrelated to our current results of operations; and executing the strategy in a timely or efficient manner. There is no assurance that we will be able to successfully implement these strategic initiatives or that implementation of changes will result in benefits or cost savings at the levels that we anticipate or at all.

Our business could be negatively affected if we are unable to continue to improve our efficiency.

Government payers and health insurers have taken steps to control the utilization and reimbursement of healthcare services, including diagnostic information services; such steps may continue. If we are unable to continue to improve our efficiency to enable us to mitigate the impact on our profitability of these activities, our business could be negatively affected.

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

Our business could be adversely impacted by the FDA's approach to regulation.

The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the United States. A number of esoteric tests we develop internally are offered as laboratory-developed tests (“LDTs”). The FDA has claimed regulatory authority over all LDTs, but has exercised enforcement discretion with regard to most LDTs performed by high complexity CLIA-certified laboratories. The FDA has announced several regulatory and guidance initiatives that may impact the clinical laboratory testing business, including by increasing regulation of LDTs and analyte specific reagents. If finalized, these initiatives could have a significant impact on our business. The regulatory approach adopted by the FDA may lead to an increased regulatory burden on our Company. The approach may hinder our ability to develop and market new products or services, cause an increase in the cost of our products or services, delay our ability to introduce new tests or hinder our ability to perform testing. The approach also may result in increased product cost, a delay in obtaining needed supplies, or, if a manufacturer withdraws its products from the market, an inability to obtain needed supplies. These matters could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

Government payers, such as Medicare and Medicaid, have taken steps to control the utilization and reimbursement of healthcare services, including clinical testing services.

We face efforts by government payers to reduce utilization and reimbursement for diagnostic information services.

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

In addition, over the last several years, the federal government has continued to expand its contracts with private health insurance plans for Medicare beneficiaries, called “Medicare Advantage” programs, and has encouraged such beneficiaries to switch from the traditional programs to the private programs. There has been continued growth of health insurance plans offering Medicare Advantage programs, and of beneficiary enrollment in these programs. Also in recent years, states have increasingly mandated that Medicaid beneficiaries enroll in private managed care arrangements. The 2010 federal healthcare reform legislation is intended to control the growth of Medicare Advantage programs, encourage beneficiaries to switch back to traditional Medicare programs and expand the eligibility for traditional Medicaid programs. Recently, state budget pressures have encouraged states to consider several courses of action that may impact our business, such as delaying payments, reducing reimbursement, restricting coverage eligibility, service coverage restrictions and imposing taxes on our services.

From time to time, the federal government has considered whether competitive bidding can be used to provide clinical testing services for Medicare beneficiaries at attractive rates while maintaining quality and access to care. If competitive bidding were implemented on a regional or national basis for clinical testing, it could materially adversely affect us. Congress periodically considers cost-saving initiatives as part of its deficit reduction discussions. These initiatives have included coinsurance for clinical laboratory services, co-payments for clinical laboratory testing and further laboratory fee schedule reductions. If any of these initiatives were implemented, it could materially affect us.

The American Medical Association CPT® Editorial Panel is continuing its process of establishing analyte specific billing codes to replace codes that describe procedures used in performing molecular testing. The 2012 CPT manual adopted approximately 100 of such codes. The 2013 CPT manual adopted additional codes and there are now CPT codes covering over 300 molecular tests. While CMS deferred adoption of the 2012 molecular codes until January 2013, a handful of commercial health plans implemented them in 2012. The adoption of analyte specific codes will allow payers to better determine tests being performed. This could lead to limited coverage decisions or payment denials. Further, in late 2012, CMS delegated the payment level determination for the new codes to the Medicare contractors. Currently, some contractors are beginning to issue payment and coverage decisions, but the payment levels and the methodology for determining how payment will be determined by CMS and commercial health plans still remains largely unresolved. If reimbursement levels for the new codes do not recognize the value of the molecular genetic testing we perform, our revenues and earnings could be adversely impacted.

We expect efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services will continue. These efforts, including changes in law or regulations, may have a material adverse impact on our business.

Health plans have taken steps to control the utilization and reimbursement of health services, including clinical testing services.

We also face efforts by non-governmental third party payers, including health plans, to reduce utilization and reimbursement for clinical testing services.

The healthcare industry has experienced a trend of consolidation among health insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical testing providers. These health plans, and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. In addition, some health plans have been willing to limit the PPO or POS laboratory network to only a single national laboratory to obtain improved fee-for-service pricing. Some health plans also are considering steps such as requiring preauthorization of testing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing.

The increased consolidation among health plans also has increased the potential adverse impact of ceasing to be a contracted provider with any such insurer. The 2010 federal healthcare reform legislation includes provisions, including ones regarding the creation of healthcare exchanges, that may encourage health insurance plans to increase exclusive contracting.

We expect continuing efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. These efforts, including future changes in third-party payer rules, practices and policies, or ceasing to be a contracted provider to a health plan, may have a material adverse effect on our business.

Business development activities are inherently risky, and integrating our operations with businesses we acquire may be difficult and, if unsuccessfully executed, may have a material adverse effect on our business.

We plan selectively to enhance our business from time to time through business development activities, such as acquisitions, licensing, investments and alliances. However, these plans are subject to the availability of appropriate opportunities and competition from other companies seeking similar opportunities. Moreover, the success of any such effort may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity, and to integrate it into our business. The success of our strategic alliances depends not only on our contributions and capabilities, but also on the property, resources, efforts and skills contributed by our strategic partners. Further, disputes may arise with strategic partners, due to conflicting priorities or conflicts of interests.

Each acquisition involves the integration of a separate company that has different systems, processes, policies and cultures. Integration of acquisitions involves a number of risks including the diversion of management's attention to the assimilation of the operations of businesses we have acquired, difficulties in the integration of operations and systems and the realization of potential operating synergies, the assimilation and retention of the personnel of the acquired companies, challenges in retaining the customers of the combined businesses, and potential adverse effects on operating results. The process of combining companies may be disruptive to our businesses and may cause an interruption of, or a loss of momentum in, such businesses as a result of the following difficulties, among others:

•	loss of key customers or employees;

•	difficulty in standardizing information and other systems;

•	difficulty in consolidating facilities and infrastructure;

•	failure to maintain the quality or timeliness of services that our Company has historically provided;

•	diversion of management's attention from the day-to-day business of our Company as a result of the need to deal with the foregoing disruptions and difficulties; and

•	the added costs of dealing with such disruptions.

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

Our business is subject to or impacted by extensive and frequently changing laws and regulations in the United States (including at both the federal and state levels) and the other jurisdictions in which we engage in business. While we seek to conduct our business in compliance with all applicable laws, many of the laws and regulations applicable to us are vague or indefinite and have not been interpreted by the courts, including many of those relating to:

•	billing and reimbursement of clinical testing;

•	certification or licensure of clinical laboratories;

•	the anti-self-referral and anti-kickback laws and regulations;

•	the laws and regulations administered by the FDA;

•	the corporate practice of medicine;

•	operational, personnel and quality requirements intended to ensure that clinical testing services are accurate, reliable and timely;

•	physician fee splitting;

•	relationships with physicians and hospitals;

•	safety and health of laboratory employees; and

•	handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials.

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

Billing for diagnostic information services is extremely complicated and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups. Changes in laws and regulations could increase the complexity and cost of our billing process. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing systems require significant technology investment and, as a result of marketplace demands, we need to continually invest in our billing systems.

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

Attacks on our information technology systems, or failure in these systems, including failures resulting from our systems conversions, could disrupt our operations and cause the loss of confidential information, customers and business opportunities.

Information technology (“IT”) systems are used extensively in virtually all aspects of our business, including clinical testing, test reporting, billing, customer service, logistics and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. IT systems may be vulnerable to damage, disruptions and shutdown from a variety of sources, including telecommunications or network failures, human acts and natural disasters. Moreover, despite the security measures we have implemented, our IT systems may be subject to physical or electronic intrusions, computer viruses, unauthorized tampering and similar disruptive problems. We have taken precautionary measures to prevent unanticipated problems that could affect our IT systems. Our information technology systems from time to time have experienced minor attacks, minor viruses, attempted intrusions or similar problems, like other major companies, but each was mitigated, and none materially disrupted, interrupted, damaged or shutdown the Company's information technology systems, materially disrupted the Company's performance of its business or, to the Company's knowledge, resulted in material unauthorized access to data.

We are planning to implement common laboratory information and billing systems, which will promote standardized processes. We expect that this effort will take several years to complete. Failure to properly implement this process could materially adversely affect our business. During system conversions of this type, workflow is re-engineered to take advantage of best practices and enhanced system capabilities, which may cause temporary disruptions in service. In addition, the implementation process, including the transfer of databases and master files to new data centers, presents significant conversion risks that need to be managed carefully.

If we experience systems problems, including with our implementation of common laboratory or billing systems, they may interrupt our ability to operate. For example, the problems may impact our ability to process test orders, deliver test results or perform or bill for testing in a timely manner.

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

The clinical testing industry is faced with changing technology and new product introductions. Other companies or individuals, including our competitors, may obtain patents or other property rights that would prevent, limit or interfere with our ability to develop, perform or sell our tests or operate our business or increase our costs. In addition, they could introduce new tests, technologies or services that may result in a decrease in the demand for our services or cause us to reduce the prices of our services. Our success in continuing to introduce new tests, technology and services will depend, in part, on our ability to license new and improved technologies on favorable terms. We may be unable to develop or introduce new tests or services. We also may be unable to continue to negotiate acceptable licensing arrangements, and arrangements that we do conclude may not yield commercially successful clinical tests. If we are unable to license these testing methods at competitive rates, our research and development costs may increase as a result. In addition, if we are unable to develop and introduce, or license, new tests, technology and services to expand our esoteric testing business, our services may become outdated when compared with our competition and our revenue may be materially and adversely affected.

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

We may be unable to obtain or maintain adequate patent or other proprietary rights for our products and services or to successfully enforce our proprietary rights. In addition, we may be subject to intellectual property litigation and we may be found to infringe on the proprietary rights of others, which could force us to do one or more of the following:

•	cease developing, performing or selling products or services that incorporate the challenged intellectual property;

•	obtain and pay for licenses from the holder of the infringed intellectual property right;

•	redesign or reengineer our tests;

•	change our business processes; or

•	pay substantial damages, court costs and attorneys' fees, including potentially increased damages for any infringement held to be willful.

The development of new, more cost-effective tests that can be performed by our customers or by patients, and the continued internalization of testing by hospitals or physicians, could negatively impact our testing volume and revenues.

Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as (1) point-of-care testing that can be performed by physicians in their offices, (2) esoteric testing that can be performed by hospitals in their own laboratories or (3) home testing that can be performed by patients in their homes or by physicians in their offices. Advances in technology also may lead to the need for less frequent testing. Although physicians operating in-office laboratories incur additional costs for CLIA compliance, manufacturers of laboratory equipment and test kits seek to increase their sales by marketing to physicians point-of-care test equipment and test kits that require minimal regulatory oversight. Further, diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed by patients in their homes; test kit manufacturers could seek to increase sales to patients of such test kits. Development of such technology and its use by our customers would reduce the demand for our laboratory-based testing services and negatively impact our revenues.

Some traditional customers for anatomic pathology services have added in-office histology labs or have retained pathologists to read cases on site, thus allowing them to bill for services previously referred to outside pathology service providers, such as the Company. These customers include specialty physicians that generate biopsies through surgical procedures, such as dermatologists, gastroenterologists, urologists and oncologists. If our customers continue to internalize testing that we currently perform, the demand for our testing services may be reduced and our revenues may be materially adversely impacted.

Our outstanding debt may impair our financial and operating flexibility.

As of December 31, 2012, we had approximately $3.4 billion of debt outstanding. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available. Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. We have obtained ratings on our debt from Standard and Poor's, Moody's Investor Services and Fitch Ratings. There can be no assurance that any rating so assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if in that rating agency's judgment future circumstances relating to the basis of the rating, such as adverse changes in our Company or our industry, so warrant. If such ratings are lowered, the borrowing costs on our senior unsecured revolving credit facility, secured receivables facility and term loan could increase. Changes in our credit ratings, however, do not require repayment or acceleration of any of our debt.

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

Our people are a critical resource. The supply of qualified personnel may be limited and competition for qualified employees is strong. If we were to lose, or to fail to attract and retain, key management personnel, or qualified skilled technical or professional employees at our clinical laboratories, research centers or manufacturing facilities, our earnings and revenues could be adversely affected. Attracting and retaining qualified personnel may be more difficult than normal as we simplify and restructure the Company. In addition, if we were to fail to attract and retain skilled pathologists, particularly those with subspecialties, with positive relationships with their respective local medical communities, our earnings and revenues could be adversely affected.

Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our diagnostic information services and in the design, manufacture and marketing of our products could adversely affect the results of our operations and adversely impact our reputation.

The provision of diagnostic information services and the design, manufacture and marketing of diagnostic products involve certain inherent risks. The services that we provide and the products that we design, manufacture and market are intended to provide information for healthcare providers in providing patient care. Therefore, users of our services and products may have a greater sensitivity to errors than the users of services or products that are intended for other purposes.

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

In our business, we generate or maintain sensitive information, such as patient data and other personal information. If we do not adequately safeguard that information and it were to become available to persons or entities that should not have access to it, our business could be impaired, our reputation could suffer and we could be subject to fines, penalties and litigation.

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

Although we conduct most of our business in the United States, our international operations increase our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include, without limitation:

•	changes in the local economic environment;

•	political instability;

•	social changes;

•	intellectual property legal protections and remedies;

•	trade regulations;

•	procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services;

•	exchange controls;

•	attracting and retaining qualified employees;

•	local market practices;

•	export and import controls;

•	weak legal systems which may affect our ability to enforce contractual rights;

•	changes in local laws or regulations; and

•	potentially longer payment and collection cycles.

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

Our medical diagnostic products business is subject to numerous governmental regulations and it can be costly to comply with these regulations and to develop compliant diagnostic products.

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

Our operations may be adversely impacted by the effects of natural disasters such as hurricanes and earthquakes, health pandemics, hostilities or acts of terrorism or other criminal activities. Such events may result in a temporary decline in the number of patients who seek clinical testing services or in our employees' ability to perform their job duties. In addition, such events may temporarily interrupt our ability to transport specimens, to receive materials from our suppliers or otherwise to provide our services.

Our business could be adversely impacted by CMS' adoption of the new coding set for diagnoses.

CMS has adopted a new coding set for diagnosis, commonly known as ICD-10, which significantly expands the coding set for diagnoses. The new coding set is currently required to be implemented by October 1, 2014. We may be required to incur significant expense in implementing the new coding set, and if we do not adequately implement it, our business could be adversely impacted. In addition, if as a result of the new coding set physicians fail to provide appropriate codes for desired tests, we may not be reimbursed for such tests.

Our business could be adversely impacted by adoption of new coding for molecular genetic tests.

The American Medical Association CPT® Editorial Panel is continuing its process of establishing analyte specific billing codes to replace codes that describe procedures used in performing molecular testing. The 2012 CPT manual adopted approximately 100 of such codes. The 2013 CPT manual adopted additional codes and there are now CPT codes covering over 300 molecular tests. While CMS deferred adoption of the 2012 molecular codes until January 2013, a handful of commercial health plans implemented them in 2012. The adoption of analyte specific codes will allow payers to better determine tests being performed. This could lead to limited coverage decisions or payment denials. Further, in late 2012, CMS delegated the payment level determination for the new codes to the Medicare contractors. Currently, some contractors are beginning to issue payment and coverage decisions, but the payment levels and the methodology for determining how payment will be determined by CMS and commercial health plans still remains largely unresolved. If reimbursement levels for the new codes do not recognize the value of the molecular genetic testing we perform, our revenues and earnings could be adversely impacted.

Adverse results in material litigation could have an adverse financial impact and an adverse impact on our client base and reputation.

We are involved in various legal proceedings arising in the ordinary course of business including, among other things, disputes as to intellectual property, professional liability and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers. Some of the proceedings against us involve claims that are substantial in amount and could divert management's attention from operations. The proceedings also may result in substantial monetary damages, as well as damage to our reputation, and decrease the demand for our services and products, all of which could have a material adverse effect on our business. We do not have insurance or are substantially self-insured for a significant portion of any liabilities with respect to some of these claims. The ultimate outcome of the various proceedings or claims could have a material adverse effect on our financial condition, results of operations or cash flows in the period in which the impact of such matters is determined or paid.

In November 2011, the Senate Finance Committee and the Senate Judiciary Committee commenced an inquiry into certain alleged practices in the laboratory testing and managed care businesses.

In November 2011, we received a letter from Senator Charles E. Grassley, ranking member of the U.S. Senate Committee on the Judiciary and Senator Max Baucus, Chairman of the U.S. Senate Committee on Finance, requesting information regarding certain alleged practices in the laboratory testing and managed care businesses. A similar letter was sent to other companies that sponsor managed care organizations or which are engaged in the laboratory testing business. The Company has cooperated with the request. The Company is unable to predict the timing or outcome of this inquiry, or its impact on our business. Similar inquiries may be made by other governmental authorities regarding this or other topics. We may experience negative publicity with respect to these matters.

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

Our operations may be adversely impacted by the effects of trends in the utilization of the healthcare system in the United States. Trends in the utilization of the U.S. healthcare system can be influenced by such factors as unemployment, under-employed workers and decisions to delay medical care. Declining utilization of the U.S. healthcare system may result in a decline in the number of patients who seek clinical testing services. These matters could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “project”, “estimate”, “anticipate”, “plan” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this document. The following important factors could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements:

(a)	Heightened competition from commercial clinical testing companies, hospitals and physicians.

(b)	Increased pricing pressure from customers and payers.

(c)	A decline or continued weakness in economic conditions.

(d)	Impact of changes in payer mix, including any shift from fee-for-service to discounted or capitated fee arrangements.

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

(n)
Computer or other IT system failures that affect our ability to perform testing, report test results or properly bill customers, or result in the disclosure of confidential information, including potential failures resulting from implementing common IT systems and other system conversions, telecommunications failures, malicious human acts (such as electronic break-ins or computer viruses) or natural disasters.

(o)
Development of technologies that substantially alter the practice of clinical test medicine, including technology changes that lead to the development of more cost-effective tests such as (1) point-of-care testing that can be performed by physicians in their offices, (2) esoteric testing that can be performed by hospitals in their own laboratories or (3) home testing that can be carried out without requiring the services of clinical laboratories.

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

(q)
Development of tests by our competitors or others which we may not be able to license, or usage of our technology or similar technologies or our trade secrets or other intellectual property by competitors, any of which could negatively affect our competitive position.

(r)	Regulatory delay or inability to commercialize newly developed or licensed products, tests or technologies or to obtain appropriate reimbursements for such tests.

(s)	Inability to promptly or properly bill for our services or to obtain appropriate payments for services that we do bill.

(t)	Changes in interest rates and changes in our credit ratings from Standard & Poor's, Moody's Investor Services or Fitch Ratings causing an unfavorable impact on our cost of and access to capital.

(u)	Inability to hire and retain qualified personnel or the loss of the services of one or more of our key senior management personnel.

(v)
Terrorist and other criminal activities, hurricanes, earthquakes or other natural disasters, and health pandemics, which could affect our customers, transportation or systems, or our facilities, and for which insurance may not adequately reimburse us.

(w)	Difficulties and uncertainties in the discovery, development, regulatory environment and/or marketing of new products or new uses of existing products.

(x)
Failure to comply with the requirements of our Corporate Integrity Agreement that could subject us to suspension or termination from participation in federal healthcare programs and substantial monetary penalties.

(y)	Failure to adapt to changes in the healthcare system and healthcare delivery stemming from the 2010 federal healthcare reform legislation.

(z)	Results and consequences of governmental inquiries.
(aa) Trends in utilization of the healthcare system.
(bb) Difficulty in implementing, or lack of success with, our new strategic plan.

(cc)	Inability to adapt to diverse and dynamic non-U.S. markets.

Item 1B. Unresolved Staff Comments

There are no unresolved SEC comments that require disclosure.

Item 2. Properties

Our executive offices are located in Madison, New Jersey. We maintain clinical testing laboratories throughout the continental United States; in several instances a joint venture of which we are a partner maintains the laboratory. We also maintain offices, data centers, billing centers, call centers, an assembly center, distribution centers, patient service centers and a clinical trials testing laboratory at locations throughout the United States. In addition, we maintain offices, manufacturing facilities, patient service centers and clinical laboratories in locations outside the United States, including in Sweden, Puerto Rico, Mexico, the United Kingdom, India, Ireland and Australia. Our properties that are not owned are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe that, in general, our facilities are suitable and adequate for our current and anticipated future levels of operation and are adequately maintained. We believe that if we were unable to renew a lease on any of our facilities, we could find alternative space at competitive market rates and relocate our operations to such new location without material disruption to our business. Several of our principal facilities are highlighted below.

Location	Leased or Owned
Sacramento, California (laboratory)	Leased
West Hills, California (laboratory)	Leased
San Juan Capistrano, California (laboratory)	Owned
Tampa, Florida (laboratory)	Owned
Atlanta, Georgia (laboratory)	Owned
Chicago, Illinois (2) (laboratories)	One owned, one leased
Baltimore, Maryland (laboratory)	Owned
Teterboro, New Jersey (laboratory)	Owned
Philadelphia, Pennsylvania (laboratory)	Leased
Norristown, Pennsylvania (offices)	Leased
Dallas, Texas (laboratory)	Leased
Chantilly, Virginia (laboratory)	Leased

Item 3. Legal Proceedings

See Note 17 to the Consolidated Financial Statements (Part II, Item 8 of this Report) for information regarding legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the symbol “DGX.” As of February 1, 2013, we had approximately 4,000 record holders of our common stock; we believe that the number of beneficial holders of our common stock exceeds the number of record holders. The following table sets forth, for the periods indicated, the high and low sales price per share as reported on the New York Stock Exchange Consolidated Tape and dividend information.

	Common Stock Market Price		Dividends Declared
	High	Low
2011
First Quarter	$59.11	$52.65	$0.10
Second Quarter	61.21	55.27	0.10
Third Quarter	60.80	45.77	0.10
Fourth Quarter	59.44	45.13	0.17

2012
First Quarter	$61.49	$55.37	$0.17
Second Quarter	62.32	53.25	0.17
Third Quarter	63.98	56.84	0.17
Fourth Quarter	64.87	55.98	0.30

The common stock dividend paid in the fourth quarter of 2012 was $0.17 per common share. In November 2012, the Company declared a common stock dividend of $0.30 per common share, payable in January 2013.

We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth. We currently expect that comparable cash dividends will continue to be paid in the future and we believe that the dividend can grow over time.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of 2012.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2012 – October 31, 2012
Share Repurchase Program (A)	—	$—	—	$915,061
Employee Transactions (B)	2,495	$62.74	N/A	N/A
November 1, 2012 – November 30, 2012
Share Repurchase Program (A)	868,844	$57.55	868,844	$865,061
Employee Transactions (B)	357	$58.20	N/A	N/A
December 1, 2012 – December 31, 2012
Share Repurchase Program (A)	—	$—	—	$865,061
Employee Transactions (B)	5,097	$59.22	N/A	N/A
Total
Share Repurchase Program (A)	868,844	$57.55	868,844	$865,061
Employee Transactions (B)	7,949	$60.28	N/A	N/A

(A)
Since the share repurchase program's inception in May 2003, our Board of Directors has authorized $5.5 billion of share repurchases of our common stock through December 31, 2012. The share repurchase authority has no set expiration or termination date.

(B)
Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options (granted under the Company's Amended and Restated Employee Long-Term Incentive Plan and its Amended and Restated Director Long-Term Incentive Plan, collectively the “Stock Compensation Plans”) who exercised options; (2) restricted common shares withheld (under the terms of grants under the Stock Compensation Plans) to offset tax withholding obligations that occur upon vesting and release of the restricted common shares; and (3) shares withheld (under the terms of grants under the Stock Compensation Plans) to offset tax withholding obligations that occur upon the delivery of outstanding common shares underlying restricted stock units and performance share units.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on Quest Diagnostics' common stock since December 31, 2007, based on the market price of the Company's common stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the Standard & Poor's 500 Stock Index and the S&P 500 Healthcare Equipment & Services Index.

	Closing DGX Price	Total Shareholder Return			Performance Graph Values
Date		DGX	S&P 500	S&P 500 H.C.	DGX	S&P 500	S&P 500 H.C.
12/31/2008	$51.91	(1.08)%	(37.00)%	(37.27)%	$98.92	$63.00	$62.73
12/31/2009	$60.38	17.22%	26.46%	32.65%	$115.95	$79.67	$83.21
12/31/2010	$53.97	(9.93)%	15.06%	4.31%	$104.44	$91.68	$86.80
12/30/2011	$58.06	8.33%	2.11%	7.21%	$113.14	$93.61	$93.06
12/31/2012	$58.27	1.49%	16.00%	15.02%	$114.83	$108.59	$107.04

Item 6. Selected Financial Data

See page 42.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See page 46.

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

Management's Report on Internal Control Over Financial Reporting

See page 70.

Changes in Internal Control

During the fourth quarter of 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding the Company's executive officers is contained in Part I, Item 1 of this Report under “Executive Officers of the Company.” Information regarding the directors and executive officers of the Company appearing in our Proxy Statement to be filed by April 30, 2013 (“Proxy Statement”) under the captions “Proposal No. 1 - Election of Directors,” “Information about our Corporate Governance - Director Independence,” “Information about our Corporate Governance - Board Committees,” and “Information about our Corporate Governance - Audit and Finance Committee” is incorporated by reference herein.

Item 11. Executive Compensation

Information appearing in our Proxy Statement under the captions “2012 Director Compensation Table,” “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Report of the Compensation Committee” is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders' Matters

Information regarding security ownership of certain beneficial owners and management appearing in our Proxy Statement under the captions “Stock Ownership Information” is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions appearing in our Proxy Statement under the captions “Information about our Corporate Governance - Related Person Transactions” and “Information about our Corporate Governance - Director Independence” is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services appearing in our Proxy Statement under the caption “Proposal No. 2 - Ratification of Appointment of the Company's Independent Registered Public Accounting Firm” (excluding the information under the subheading “Report of the Audit and Finance Committee”) is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report.

1.	Index to financial statements and supplementary data filed as part of this Report.

2.	Financial Statement Schedule.

Item	Page
Schedule II - Valuation Accounts and Reserves	F-48

3.	Exhibits

An exhibit index has been filed as part of this Report beginning on page E-1 and is incorporated herein by reference.

(b)	Exhibits filed as part of this Report.

An exhibit index has been filed as part of this Report beginning on page E-1 and is incorporated herein by reference.

(c)	None.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2013.

QUEST DIAGNOSTICS INCORPORATED
(Registrant)

By:	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
President and Chief Executive Officer

Each individual whose signature appears below constitutes and appoints Michael E. Prevoznik and William J. O'Shaughnessy, Jr., and each of them singly, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2013.

Signature	Capacity
/s/ Stephen H. Rusckowski Stephen H. Rusckowski	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/Robert A. Hagemann Robert A. Hagemann	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/Thomas F. Bongiorno Thomas F. Bongiorno	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/John C. Baldwin, M.D. John C. Baldwin, M.D.	Director

/s/Jenne K. Britell, Ph.D. Jenne K. Britell, Ph.D.	Director

/s/William F. Buehler William F. Buehler	Director

/s/Gary M. Pfeiffer Gary M. Pfeiffer	Director

/s/Timothy M. Ring Timothy M. Ring	Director

/s/Daniel C. Stanzione, Ph.D. Daniel C. Stanzione, Ph.D.	Chairman of the Board

/s/Gail R. Wilensky, Ph.D. Gail R. Wilensky, Ph.D.	Director

/s/John B. Ziegler John B. Ziegler	Director

SELECTED HISTORICAL FINANCIAL DATA OF OUR COMPANY

The following table summarizes selected historical financial data of our Company and our subsidiaries at the dates and for each of the periods presented. We derived the selected historical financial data for the years 2008 through 2012 from the audited consolidated financial statements of our Company. During the fourth quarter of 2012, we sold our OralDNA salivary diagnostics business, and committed to a plan to sell our HemoCue diagnostic products business. In February 2013, we entered into an agreement to sell HemoCue. During the third quarter of 2006, we completed the wind down of NID, a test kit manufacturing subsidiary. As a result, the operations for HemoCue, OralDNA and NID have been classified as discontinued operations. At December 31, 2012, the assets and liabilities of HemoCue have been reported as held for sale in the accompanying consolidated balance sheets included in this Annual Report on Form 10-K. The selected historical financial data presented below has been recast to report the results of HemoCue and OralDNA as discontinued operations for all periods presented. The selected historical financial data is only a summary and should be read together with the audited consolidated financial statements and related notes of our Company and management's discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012		2011		2010		2009		2008
	(in thousands, except per share data)
Operations Data:			(a)
Net revenues	$7,382,562		$7,391,932		$7,260,120		$7,359,875		$7,153,598
Operating income	1,200,797	(b)(c)	986,641	(d)(e)	1,283,583	(f)(g)	1,344,253	(h)	1,210,323	(i)
Income from continuing operations	666,498		494,092	(j)	744,857	(k)	748,169	(l)	645,379	(m)
Income (loss) from discontinued operations, net of taxes	(74,364)	(n)	11,558		12,160		18,053		(32,184)	(o)
Net income	592,134		505,650		757,017		766,222		613,195
Less: Net income attributable to noncontrolling interests	36,413		35,083		36,123		37,111		31,705
Net income attributable to Quest Diagnostics	555,721		470,567		720,894		729,111		581,490

Amounts attributable to Quest Diagnostics' stockholders:
Income from continuing operations	630,085		459,009		708,734		711,058		613,674
Income (loss) from discontinued operations, net of taxes	(74,364)		11,558		12,160		18,053		(32,184)
Net income	555,721		470,567		720,894		729,111		581,490

Earnings per share attributable to Quest Diagnostics' common stockholders - basic:
Income from continuing operations	$3.96		$2.88		$4.01		$3.81		$3.15
Income (loss) from discontinued operations	(0.47)		0.07		0.07		0.10		(0.16)
Net income	$3.49		$2.95		$4.08		$3.91		$2.99

Earnings per share attributable to Quest Diagnostics' common stockholders - diluted:
Income from continuing operations	$3.92		$2.85		$3.98		$3.77		$3.13
Income (loss) from discontinued operations	(0.46)		0.07		0.07		0.10		(0.17)
Net income	$3.46		$2.92		$4.05		$3.87		$2.96

Dividends per common share	$0.81		$0.47		$0.40		$0.40		$0.40

	Year Ended December 31,
	2012		2011		2010		2009		2008
	(in thousands, except per share data)
Balance Sheet Data (at end of year):			(a)
Cash and cash equivalents	$295,586		$164,886		$449,301		$534,256		$253,946
Accounts receivable, net	867,010		906,455		845,299		827,343		832,873
Goodwill	5,535,848		5,795,765		5,101,938		5,083,944		5,054,926
Total assets	9,283,863		9,313,379		8,527,630		8,563,643		8,403,830
Long-term debt	3,354,173		3,370,522		2,641,160		2,936,792		3,078,089
Total debt	3,363,577		4,024,917		2,990,156		3,107,299		3,083,231
Total Quest Diagnostics stockholders' equity	4,163,047		3,692,872		4,033,480		3,989,639		3,604,896
Noncontrolling interests	22,682		22,127		20,645		21,825		20,238
Total stockholders' equity	4,185,729		3,714,999		4,054,125		4,011,464		3,625,134

Other Data:
Net cash provided by operating activities	$1,187,168	(p)	$895,474	(q)	$1,118,047	(r)	$997,418	(s)	$1,063,049
Net cash used in investing activities	(217,139)		(1,243,435)		(216,510)		(195,904)		(198,883)
Net cash (used in) provided by financing activities	(822,095)		63,546		(986,492)		(521,204)		(777,814)
Provision for doubtful accounts	268,592		279,461		291,444		320,678		326,074
Rent expense	211,340		217,514		194,593		188,000		190,012
Capital expenditures	182,234		161,556		205,400		166,928		212,681
Depreciation and amortization	278,290		272,235		246,303		248,876		256,610

(a)
On April 4, 2011, we completed the acquisition of Athena Diagnostics (“Athena”). On May 17, 2011, we completed the acquisition of Celera Corporation (“Celera”). Consolidated operating results for 2011 include the results of operations of Athena and Celera subsequent to the closing of the applicable acquisition. See Note 5 to the Consolidated Financial Statements.

(b)
Operating income includes $106 million of pre-tax charges incurred in conjunction with further restructuring and integrating our business. Results for 2012 also include pre-tax charges of $10.1 million, principally representing severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of our prior CEO.

(c)	In addition, we estimate that the impact of severe weather during the fourth quarter of 2012 adversely affected operating income for 2012 by approximately $16 million.

(d)
Operating income includes a pre-tax charge to earnings in the first quarter of 2011 of $236 million which represented the cost to resolve a previously disclosed civil lawsuit brought by a California competitor in which the State of California intervened (the “California Lawsuit”) (see Note 17 to the Consolidated Financial Statements). Also includes $52 million of pre-tax charges incurred in conjunction with further restructuring and integrating our business, consisting of $42 million of pre-tax charges principally associated with workforce reductions, with the remainder principally professional fees. Results for 2011 also include $16.9 million of pre-tax transaction costs, primarily related to professional fees, associated with the acquisitions of Athena and Celera (see Note 5 to the Consolidated Financial Statements). In addition, operating income includes pre-tax charges of $5.6 million, principally representing severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of our prior CEO.

(e)	In addition, we estimate that the impact of severe weather during the first quarter of 2011 adversely affected operating income for 2011 by $18.5 million.

(f)	Operating income includes $26.8 million of costs principally associated with workforce reductions and $9.6 million of costs associated with the settlement of employment litigation.

(g)	In addition, we estimate that the impact of severe weather during the first quarter of 2010 adversely affected operating income for 2010 by $14.1 million.

(h)	Operating income includes a $15.5 million gain associated with an insurance settlement for storm-related losses.

(i)	Operating income includes $16.2 million of costs, primarily associated with workforce reductions.

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

(l)
Includes $20.4 million of pre-tax charges related to the early extinguishment of debt, primarily related to the June 2009 and November 2009 Debt Tender Offers and a $7.0 million pre-tax charge related to the write-off of an investment. Also includes $7.0 million of income tax benefits, primarily associated with certain discrete tax benefits.

(m)
Includes an $8.9 million pre-tax charge associated with the write-down of an equity investment. Also includes discrete income tax benefits of $16.5 million, primarily associated with the favorable resolution of certain tax contingencies.

(n)
Includes related charges in discontinued operations for the asset impairment associated with HemoCue and the loss on sale associated with OralDNA totaling $86 million. Discontinued operations also includes a $7.5 million income tax expense related to the re-valuation of deferred tax assets associated with HemoCue and a $4.4 million income tax benefit related to the remeasurement of deferred taxes associated with HemoCue as a result of an enacted income tax rate change in Sweden. In February 2013, we entered into an agreement to sell HemoCue (see Note 18 to the Consolidated Financial Statements for further details).

(o)	Includes pre-tax charges of $75 million related to the government investigation of NID. See Note 18 to the Consolidated Financial Statements.

(p)	Includes receipts of $71.8 million from the termination of certain interest rate swap agreements.

(q)
Includes payments associated with the settlement of the California Lawsuit, restructuring and integration costs, and transaction costs associated with the acquisitions of Athena and Celera totaling $320 million, or $202 million net of an associated reduction in estimated tax payments.

(r)	Includes payments associated with restructuring and integration costs totaling $14.2 million, or $8.6 million net of an associated reduction in estimated tax payments.

(s)
Includes payments primarily made in the second quarter of 2009 totaling $314 million in connection with the NID settlement (see Note 18 to the Consolidated Financial Statements), or $208 million net of an associated reduction in estimated tax payments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Company

Quest Diagnostics is the world's leading provider of Diagnostic Information Services ("DIS") providing insights that empower and enable patients, physicians, hospitals, integrated delivery networks, health plans, employers and others to make better healthcare decisions. Over 90% of our revenues are derived from DIS with the balance derived from risk assessment services, clinical trials testing, diagnostic products and healthcare information technology. We offer the broadest access in the United States to DIS through our nationwide network of laboratories and Company-owned patient service centers and we are the leading provider of DIS, including routine testing, esoteric or gene-based testing and anatomic pathology testing. We provide interpretive consultation through the largest medical and scientific staff in the industry, with hundreds of M.D.s and Ph.D.s, primarily located in the United States, many of whom are recognized leaders in their fields.

Through our Diagnostic Solutions ("DS") businesses, we offer a variety of solutions for life insurers and healthcare providers. We are the leading provider of risk assessment services for the life insurance industry. In addition, we are a leading provider of testing for clinical trials. Our diagnostics products business manufactures and markets diagnostic products. In addition, we offer healthcare organizations and clinicians robust information technology solutions.

Recent Developments

Our New Quest

In 2012, we announced a refresh of our vision, goals and culture that we believe will be the catalyst to improving performance through restoring growth, driving operational excellence and refocusing on our core DIS business. We introduced a five-point strategy designed to: (1) Refocus on diagnostic information services; (2) Drive operational excellence; (3) Restore growth; (4) Simplify the organization to enable growth and productivity; and (5) Deliver disciplined capital deployment and strategically aligned accretive acquisitions.

During the fourth quarter of 2012, we launched a major management restructuring aimed at driving operational excellence and restoring growth. The key element of this organizational change is to eliminate the complexity associated with our prior structure, including reducing management layers, so that we can better focus on our customers and speed decision-making. Our new organization is designed to align around future growth opportunities, improve execution and leverage our company-wide infrastructure to maximize value and efficiency. The majority of the organizational changes began on January 1, 2013.

Divestiture of Businesses

During 2012, we conducted a thorough review of our portfolio and evaluated all assets of our Company to ensure a strong strategic fit. As a result of this review, we are refocusing on our core DIS business. During the fourth quarter of 2012, we committed to a plan to sell our diagnostic point-of-care testing business ("HemoCue"). In February 2013, we entered into an agreement to sell HemoCue for approximately $300 million plus estimated cash on hand at closing and other customary working capital adjustments. We plan to use the proceeds related to the HemoCue sale to repurchase approximately $300 million of our shares as part of our stock buyback program. As of December 31, 2012, the applicable assets and liabilities of HemoCue have been classified as held for sale in the accompanying consolidated balance sheets and depreciation and amortization of the applicable assets ceased as of such date. HemoCue is reported as discontinued operations in our consolidated statements of operations as no significant involvement or continuing cash flows are expected from, or to be provided to HemoCue following the consummation of the sale transaction. In addition to HemoCue, we completed the sale of our salivary-diagnostics business ("OralDNA") in December 2012, which was also included in discontinued operations. For all periods presented, our consolidated statements of operations have been recast to reflect the presentation of discontinued operations. See Note 18 to the Consolidated Financial Statements for additional information.

HemoCue had revenues of $114 million for the year ended December 31, 2012, $116 million for the year ended December 31, 2011 and $107 million for the year ended December 31, 2010. Revenues from OralDNA were not material.

Dividends

In connection with our strategy of delivering disciplined capital deployment, we announced that our Board of Directors increased our quarterly dividend to $0.30 per common share from $0.17 per common share, commencing with the dividend payable on January 28, 2013 to holders of record of our common stock on January 11, 2013. This 76% increase raises the annual dividend rate to $1.20 per common share from $0.68 per common share and represents a three-fold increase from the annual rate in effect in 2011.

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

We are engaged in a multi-year program called Invigorate which is designed to deliver $600 million in run-rate cost savings versus 2011 by the time we exit 2014. We are continuing to seek additional opportunities to increase the savings from Invigorate, to as much as $1 billion over time, and where practical to accelerate the savings. The Invigorate program is intended to address continued reimbursement pressures and labor and benefit cost increases, free up additional resources to invest in science, innovation and other growth initiatives, and enable us to improve operating profitability and quality. We anticipate approximately 35% of the savings to come from laboratory operations and specimen acquisition by driving process standardization across all laboratory operations and by creating a new logistics operating platform; approximately 25% of the savings to come from procurement and supply chain by further automating and standardizing technology platforms with suppliers and by building global sourcing capabilities; approximately 25% of the savings from selling, general and administrative expenses, including information technology, by reducing management layers and increasing spans of control, centralizing and selective outsourcing of certain activities, and migrating to standard information technology systems and data bases; and approximately 15% of the savings from client support/billing by increasing the utilization of electronic billing, creating one standard billing system and partnering with payers to improve efficiency.

In connection with our Invigorate program, we launched a voluntary retirement program to certain eligible employees that qualified for the program. We estimate that this program, which is expected to be fully implemented in the first quarter of 2013 will contribute approximately $40 million of annualized savings. Of the total estimated pre-tax charges for employee separation costs noted below, we expect to incur approximately $50 million in connection with the voluntary retirement program, approximately $44 million of which has been incurred through December 31, 2012.

In October 2012, as part of Invigorate, we launched a major management restructuring aimed at driving operational excellence and restoring growth. In connection with these changes, we expect to eliminate three management layers, and approximately 400 to 600 management positions, by the end of 2013, contributing about $65 million of the $600 million in expected savings associated with our Invigorate program.

As a result of actions we have taken to accelerate our Invigorate program, we achieved approximately $200 million in annual run-rate cost savings, or about one-third of our $600 million goal, as we exited 2012. The remainder of the annual run-rate savings are expected to be achieved in 2013 and 2014.

In connection with our increased run-rate cost savings goal of $600 million, we have updated our high-level estimates of the pre-tax charges expected to be incurred through 2014 in connection with our Invigorate program. The total estimated pre-tax charges have been updated to $170 million to $250 million and now consists of $90 million to $135 million of employee separation costs; $30 million to $45 million of facility-related costs; $10 million to $20 million of asset impairment charges; and $40 million to $50 million of systems conversion and integration costs. Of the total estimated pre-tax charges expected to be incurred, we estimate that $160 million to $230 million are anticipated to result in cash expenditures. The actual charges incurred in connection with the multi-year course of action could be materially different from these estimates. As detailed plans to implement the multi-year course of action are approved and executed, it will result in charges to earnings.

For additional information on the Invigorate program and associated costs, see Note 4 to the Consolidated Financial Statements.

The Company believes it has not grown at the level of the overall market, and as such has lost share. To accelerate growth, the Company recently launched a multi-year initiative called Project Restore. Project Restore is designed to complement the Invigorate program and will focus on identifying and implementing opportunities to drive profitable revenue growth across the organization.

Diagnostic Information Services

Clinical testing is an essential element in the delivery of healthcare services. Physicians use clinical testing to assist in detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology testing.

Most laboratory tests are performed by one of three types of laboratories: commercial clinical laboratories; hospital-affiliated laboratories; or physician-office laboratories. In 2012, we estimate that hospital-affiliated laboratories accounted for approximately 60% of testing performed outside the four walls of hospitals, commercial clinical laboratories approximately one-third and physician-office laboratories the balance.

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

Key Trends

There are a number of key trends that we expect will have a significant impact on the DIS business in the United States and on our business. In addition to the economic slow down in the United States which we believe has temporarily reduced industry growth rates, these trends present both opportunities and risks. However, because clinical testing is an essential healthcare service and because of certain of the key trends discussed below, we believe that the DIS industry will continue to grow over the long term and that we are well positioned to benefit from the long-term growth expected in the industry. The key trends that we expect will have a significant impact on the DIS business include:

•	the growing and aging population;

•
continuing research and development in the areas of genomics (the study of DNA, genes and chromosomes) and proteomics (the analysis of individual proteins and collections of proteins), which is expected to yield new, more sophisticated and specialized diagnostic tests;

•	increasing recognition by consumers and payers of the value of laboratory testing as a means to improve health and reduce the overall cost of healthcare through early detection and prevention;

•	increasing affordability of, and access to, tests due to advances in technology and cost efficiencies;

•	increasing focus to control the cost, utilization and delivery of healthcare services, including clinical testing, in a highly competitive industry;

•	increasing attention and government oversight of the healthcare industry;

•	the growing demand for healthcare services in emerging markets and global demographic changes;

•	increased strategic partnership opportunities with hospitals as they look to reduce costs and offset payer pressures by outsourcing their existing laboratory testing; and

•	the increased demand for our services as a result of health insurance coverage to uninsured Americans under the Patient Protection and Affordable Care Act.

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

The legislation also includes provisions aimed at reducing the overall cost of healthcare. Impacting laboratories specifically, the legislation provides for annual reductions in the Medicare clinical laboratory fee schedule of 1.75% for five years which began in 2011 and includes a productivity adjustment which reduces the CPI market basket update. The legislation also imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013.

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

The legislation may result in a higher demand for our services as a result of increased access to health insurance coverage for previously uninsured and underinsured individuals. Because of the many variables involved, we are unable to predict with certainty the effect of the legislation on our business. However, we believe that we are well positioned to respond to the evolving healthcare environment and related market forces.

Reimbursement for Services

Payments for diagnostic testing services are made by physicians, hospitals, employers, healthcare insurers, patients and governmental authorities. Physicians, hospitals and employers are typically billed on a fee-for-service basis based on negotiated fee schedules. Fees billed to healthcare insurers and patients are based on the laboratory's patient fee schedule, subject to any limitations on fees negotiated with the healthcare insurers or with physicians on behalf of their patients. Medicare and Medicaid reimbursements are based on fee schedules set by governmental authorities. Government payers, such as Medicare and Medicaid, as well as healthcare insurers and larger employers, have taken steps and may continue to take steps to control the cost, utilization and delivery of healthcare services, including diagnostic testing services.

Part B of the Medicare program contains fee schedule payment methodologies for diagnostic testing services, and for pathology and other physician services, performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. The Medicare Clinical Laboratory Fee Schedule for 2013 is decreased by 2.95% (excluding sequestration) from 2012 levels. In December 2012, Congress delayed by one year a potential decrease of approximately 26% in the physician fee schedule that otherwise would have become effective January 1, 2013, but implemented relative value unit changes significantly impacting physician fee schedule reimbursement for tissue biopsies that are expected to reduce reimbursement for tissue biopsy services. Also, an additional 2% reduction in the Medicare Clinical Laboratory Fee Schedule for 2013, associated with sequestration, was delayed until April 1, 2013. In 2012, approximately 13% of our consolidated revenues were reimbursed by Medicare under the Clinical Laboratory Fee Schedule.

Healthcare insurers, which typically negotiate directly or indirectly on behalf of their members, represent approximately one-half of our DIS volumes and one-half of our net revenues from our DIS business. Larger healthcare insurers typically contract with large commercial clinical laboratories because they can provide services to their members on a national or regional basis. In addition, larger commercial clinical laboratories are better able to achieve the low-cost structures necessary to profitably service the members of large healthcare insurers and can provide test utilization data across various products in a consistent format. In certain markets, such as California, healthcare insurers may delegate their covered members to independent physician associations, which in turn negotiate with laboratories for diagnostic testing services on behalf of their members.

The trend of consolidation among physicians, hospitals, employers, healthcare insurers and other intermediaries has continued, resulting in fewer but larger customers and payers with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. Healthcare insurers sometimes require that diagnostic testing service providers accept discounted fee structures or assume all or a portion of the utilization risk associated with providing testing services to their members enrolled in highly-restricted plans through capitated payment arrangements. Under these capitated payment arrangements, we and the healthcare insurers agree to a predetermined monthly reimbursement rate for each member enrolled in a restricted plan, generally regardless of the number or cost of services provided by us. In 2012, we derived approximately 12% of our testing volume and 4% of our DIS net revenues from capitated payment arrangements.

Most healthcare insurers also offer programs such as preferred provider organizations (“PPOs”) and consumer driven health plans that offer a greater choice of healthcare providers. Most of our agreements with major healthcare insurers are non-exclusive arrangements. As a result, under these non-exclusive arrangements, physicians and patients have more freedom of choice in selecting clinical testing service providers, and clinical testing service providers are likely to compete more on the basis of service and quality than they may otherwise. It is increasingly important for healthcare providers to differentiate themselves based on quality, service, convenience and unique test offerings to avoid competing on price alone.

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

Shareholder Focus

As part of our five-point strategy we intend to deliver disciplined capital deployment and strategically aligned accretive acquisitions. We are focused on increasing shareholder returns and returns on invested capital (“ROIC”) through a framework that encompasses improving operating performance and disciplined capital deployment. To improve our operating performance, we are taking steps to accelerate organic revenue growth and to reduce our operating costs. As noted above, we have launched a program to deliver $600 million in run-rate cost savings versus 2011 by the time we exit 2014.

Our disciplined capital deployment framework includes dividends, share repurchases and investment in our business and is intended to improve ROIC. The framework is grounded in maintaining an investment grade credit rating. In 2012, we used the majority of our free cash flow to reduce our outstanding debt and achieve a debt/EBITDA ratio in the range of 2 - 2¼ times. Upon achieving our targeted leverage ratio, we now expect to return to investors through a combination of dividends and share repurchases a majority of our free cash flow. Consistent with that expectation, we increased our quarterly common stock dividend by 70%, from $0.10 per common share to $0.17 per common share, in January 2012. In November 2012, we announced that our Board of Directors increased our quarterly dividend by 76% to $0.30 per common share from $0.17 per common share, commencing with the dividend payable on January 28, 2013. This 76% increase raises the annual dividend rate to $1.20 per common share from $0.68 per common share and represents a three-fold increase from the annual rate in effect in 2011. We expect that the dividend will grow over time commensurate with earnings and cash flows.

We will continue to invest in our business in a disciplined manner. We believe that we have established a solid foundation of strategic assets and capabilities, and that it is unlikely that we will complete any large strategic acquisitions in the near term. Our near-term investments in growth are likely to focus on value-creating fold-in acquisitions using disciplined investment criteria, investments in science and innovation in the form of licensing, collaborations and internal development to grow esoteric testing, and tools to support commercial excellence. We will screen potential acquisitions using guidelines that assess strategic fit and financial considerations, including value creation, ROIC and impact on our earnings. We also expect to make investments to improve operational excellence as part of our Invigorate initiatives, including, for example, systems standardization and automation, and footprint optimization.

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

•	revenues and accounts receivable associated with DIS;

•	reserves for general and professional liability claims;

•	reserves for other legal proceedings;

•	accounting for and recoverability of goodwill; and

•	accounting for stock-based compensation expense.

Revenues and accounts receivable associated with diagnostic information services

The process for estimating the ultimate collection of receivables associated with our DIS business involves significant assumptions and judgments. Billings for services reimbursed by third-party payers, including Medicare and Medicaid, are generally recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the allowances, based on actual receipts from the third-party payers, are recorded upon settlement as an adjustment to net revenues.

We have a standardized approach to estimate and review the collectibility of our receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to revenues and allowances for doubtful accounts. In addition, we regularly assess the state of our billing operations in order to identify issues, which may impact the collectibility of receivables or allowance estimates. We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we have implemented “best practices” to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. We believe that our collection and allowance estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material revisions to reserve estimates. Less than 5% of our net accounts receivable as of December 31, 2012 were outstanding more than 150 days.

The following table shows current estimates of the percentage of our total volume of requisitions and net revenues associated with our DIS business during 2012 applicable to each payer group:

% of
	% of	DIS
	Volume	Revenues
Healthcare Insurers	45% - 50%	45% - 50%
Government Payers	15% - 20%	15% - 20%
Client Payers	31% - 36%	22% - 27%
Patients	2% - 5%	4% - 10%

Healthcare insurers

Reimbursements from healthcare insurers represent approximately one-half of our DIS net revenues. Reimbursements from healthcare insurers are based on negotiated fee-for-service schedules and on capitated payment rates.

Receivables due from healthcare insurers represent approximately 24% of our DIS net accounts receivable. Substantially all of the accounts receivable due from healthcare insurers represent amounts billed under negotiated fee-for-service arrangements. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Collection of such receivables is normally a function of providing complete and correct billing information to the healthcare insurers within the various filing deadlines. For healthcare insurers, collection typically occurs within 30 to 60 days of billing. Provided we have billed healthcare plans accurately with complete information prior to the established filing deadline, there has historically been little to no collection risk. If there has been a delay in billing, we determine if the amounts in question will likely go past the filing deadline, and if so, we will reserve accordingly for the billing.

Approximately 4% of our DIS net revenues are reimbursed under capitated payment arrangements, in which case the healthcare insurers typically reimburse us in the same month services are performed, essentially giving rise to no outstanding accounts receivable at month-end. If any capitated payments are not received on a timely basis, we determine the cause and make a separate determination as to whether or not the collection of the amount from the healthcare insurer is at risk and if so, would reserve accordingly.

Government payers

Payments for diagnostic testing services made by the government are based on fee schedules set by governmental authorities. Receivables due from government payers under the Medicare and Medicaid programs represent approximately 16% of our DIS net accounts receivable. Collection of such receivables is normally a function of providing the complete and correct billing information within the various filing deadlines. Collection typically occurs within 30 days of billing. Our processes for billing, collecting and estimating uncollectible amounts for receivables due from government payers, as well as the risk of non-collection, are similar to those noted above for healthcare insurers under negotiated fee-for-service arrangements.

Client payers

Client payers include physicians, hospitals, employers and other commercial laboratories, and are billed based on a negotiated fee schedule. Receivables due from client payers represent approximately 39% of our DIS net accounts receivable. Credit risk and ability to pay are more of a consideration for these payers than healthcare insurers and government payers. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increase. Our approach also considers specific account reviews, historical collection experience and other factors.

Patients

Patients are billed based on established patient fee schedules, subject to any limitations on fees negotiated with healthcare insurers or physicians on behalf of their patients. Receivables due from patients represent approximately 21% of our DIS net accounts receivable. Collection of receivables due from patients is subject to credit risk and ability of the patients to pay. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Patient receivables are generally fully reserved for when the related billing reaches 210 days outstanding. Balances are automatically written off when they are sent to collection agencies. Reserves are adjusted for estimated recoveries of amounts sent to collection agencies based on historical collection experience, which is regularly monitored.

Reserves for general and professional liability claims

As a general matter, providers of diagnostic testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on our client base and reputation. We maintain various liability insurance coverages for claims that could result from providing, or failing to provide, diagnostic testing services, including inaccurate testing results, and other exposures. Our insurance coverage limits our maximum exposure on individual claims; however, we are essentially self-insured for a significant portion of these claims. While the basis for claims reserves considers actuarially determined losses based upon our historical and projected loss experience, the process of analyzing, assessing and establishing reserve estimates relative to these types of claims involves a high degree of judgment. Changes in the facts and circumstances associated with claims could have a material impact on our results of operations, principally costs of services, and cash flows in the period that reserve estimates are revised or paid. Although we believe that our present reserves and insurance coverage are sufficient to cover currently estimated exposures, it is possible that we may incur liabilities in excess of our recorded reserves or insurance coverage.

Reserves for other legal proceedings

Our businesses are subject to or impacted by extensive and frequently changing laws and regulations, including inspections and audits by governmental agencies, in the United States (at both the federal and state levels), and the other jurisdictions in which we conduct business. Although we believe that we are in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency would not reach a different conclusion. Any noncompliance by us with applicable laws and regulations could have a material adverse effect on our results of operations. In addition, these laws and regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. We have, in the past, entered into several settlement agreements with various government and private payers relating to industry-wide billing and marketing practices that had been substantially discontinued. The federal or state governments may bring additional claims based on new theories as to our practices which management believes to be in compliance with law. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers alleging inappropriate billing practices. We are aware of certain pending lawsuits including class action lawsuits, and have received several subpoenas related to billing practices. See Note 17 to the Consolidated Financial Statements for a discussion of the various legal proceedings that involve the Company.

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

Accounting for and recoverability of goodwill

We evaluate the recoverability and measure the potential impairment of our goodwill annually, or more frequently, in the case of other events that indicate a potential impairment. The annual impairment test includes an option to perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying value prior to performing the two-step quantitative goodwill impairment test. The quantitative impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our Company, as well as (i) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (ii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the reporting unit to the book value of the reporting unit. We determine the fair value of the reporting units based on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the book value is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. We believe our estimation methods are reasonable and reflect common valuation practices.

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

As of December 31, 2012, we have classified the assets and liabilities of HemoCue as held for sale in the accompanying consolidated balance sheets. In the fourth quarter of 2012, we received several offers to purchase HemoCue, and in February 2013, we entered into an agreement to sell HemoCue. The proposed consideration to be received indicated that the carrying value of HemoCue is in excess of its fair value. As a result, we re-assessed the fair value of the net assets of HemoCue and determined that the goodwill associated with this business was impaired and recorded a pre-tax impairment charge of $78 million in discontinued operations in December 2012 to write down the goodwill.

We completed the required annual impairment test for our remaining goodwill as of December 31, 2012 and determined that none of our remaining goodwill was impaired at that date.

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

We estimate the fair value of stock option awards on the date of grant using a lattice-based option-valuation model which requires management to make certain assumptions regarding: (i) the expected volatility in the market price of the Company's common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). The expected volatility under the lattice-based option-valuation model is based on the current and historical implied volatilities from traded options of our common stock. The dividend yield is based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from one month to ten years. The expected holding period of the awards granted is estimated using the historical exercise behavior of employees. In addition, we estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. We use historical experience to estimate projected forfeitures. If actual forfeiture rates are materially different from our estimates, stock-based compensation expense could be significantly different from what we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as considered necessary. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision.

The terms of our performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. Stock-based compensation expense associated with performance share units is recognized based on management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. If the actual number of performance share units earned is different from our estimates, stock-based compensation could be significantly different from what we have recorded in the current period. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the revision. While the assumptions used to calculate and account for stock-based compensation awards represent management's best estimates, these estimates involve inherent uncertainties and the application of management's judgment. As a result, if revisions are made to our assumptions and estimates, our stock-based compensation expense could vary significantly from period to period. In addition, the number of awards made under our equity compensation plans, changes in the design of those plans, the price of our shares and the performance of our Company can all cause stock-based compensation expense to vary from period to period.

Acquisitions

Acquisition of Athena Diagnostics

On February 24, 2011, we signed a definitive agreement to acquire Athena Diagnostics (“Athena”) from Thermo Fisher Scientific, Inc., in an all-cash transaction valued at approximately $740 million. Athena is the leading provider of advanced diagnostic tests related to neurological conditions. We completed the acquisition of Athena on April 4, 2011 (see Note 5 to the Consolidated Financial Statements for further details).

Acquisition of Celera Corporation

On March 17, 2011, we entered into a definitive merger agreement with Celera Corporation (“Celera”) under which we agreed to acquire Celera for $8 per share, in a transaction valued at approximately $344 million, net of $326 million in acquired cash and short-term marketable securities. Additionally, we expect to utilize Celera's available tax credits, net operating loss carryforwards and capitalized tax research and development expenditures to reduce our future tax payments by approximately $110 million. Celera is a healthcare business focused on the integration of genetic testing into routine clinical care through a combination of products and services incorporating proprietary discoveries. Celera offers a portfolio of clinical laboratory tests and disease management services associated with cardiovascular disease. In addition, Celera develops, manufactures and oversees the commercialization of molecular diagnostic products, and has licensed other relevant diagnostic technologies developed to provide personalized disease management in cancer and liver diseases. We completed the acquisition of Celera on May 17, 2011 (see Note 5 to the Consolidated Financial Statements for further details).

Other Acquisition

On January 6, 2012, we completed the acquisition of S.E.D. Medical Laboratories ("S.E.D.") for approximately $50.5 million.

Acquisition of UMass Memorial

On January 2, 2013, we completed the acquisition of the clinical and anatomic pathology outreach laboratory businesses of UMass Memorial Medical Center, a member of UMass Memorial Health Care.

Results of Operations

Our DIS business currently represents our one reportable business segment. The DIS business for each of the three years in the period ended December 31, 2012 accounted for more than 90% of net revenues from continuing operations. Our other operating segments consist of our DS businesses.

As discussed previously, during the fourth quarter of 2012, we committed to a plan to sell HemoCue, and in February 2013, we executed an agreement for its sale. In December 2012, we completed the sale of OralDNA. HemoCue and OralDNA have been reported as discontinued operations in our consolidated statements of operations as no significant involvement or continuing cash flows are expected from, or to be provided to HemoCue following the consummation of the sale transaction. On April 19, 2006, we decided to discontinue the operations of a test kit manufacturing subsidiary, NID. During the third quarter of 2006, we completed the wind down of NID. Therefore, the operations of NID are classified as discontinued operations for all periods presented. Our business segment information is disclosed in Note 19 to the Consolidated Financial Statements.

For all periods presented, our consolidated statements of operations have been recast to reflect the presentation of discontinued operations. See Note 18 to the Consolidated Financial Statements included in this Form 10-K for additional information.

Settlement Related to the California Lawsuit

On May 9, 2011, we announced an agreement in principle to resolve a previously disclosed civil lawsuit brought by a California competitor in which the State of California intervened (the “California Lawsuit”). In the lawsuit, the plaintiffs alleged, among other things, that we overcharged Medi-Cal for testing services and violated the California False Claims Act. Specifically, the plaintiffs alleged, among other things, that we violated certain regulations that govern billing to Medi-Cal (“Comparable Charge” regulations). While denying liability, in order to avoid the uncertainty, expense and risks of litigation, we agreed to resolve these matters for $241 million. On May 19, 2011, we finalized a settlement agreement and release with the California Department of Health Care Services, the California Attorney General's Office and the qui tam relator. We agreed to the settlement to resolve claims pertaining to the Comparable Charge allegations; we received a full release of these and all other allegations in the complaint. We also agreed to certain reporting obligations regarding our pricing for a limited time period and, at our option in lieu of such obligations for a transitional period, to provide Medi-Cal with a discount (the “Transitional Discount”). The Transitional Discount, to the extent provided, ended in July 2012 and did not have a material impact on our consolidated revenues or results of operations.

As a result of the agreement in principle, we recorded a pre-tax charge to earnings in the first quarter of 2011 of $236 million (the “Medi-Cal charge”), or $1.22 per diluted share, which represented the cost to resolve the matters noted above and related claims, less amounts previously reserved for such matters.

We funded the $241 million payment in the second quarter of 2011 with cash on hand and borrowings under our existing credit facilities. See Note 17 to the Consolidated Financial Statements for further details.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Continuing Operations

			% Increase (Decrease)
	2012	2011
	(dollars in millions, except per share data)
Net revenues	$7,382.6	$7,391.9	(0.1)%
Income from continuing operations	630.1	459.0	37.3%
Earnings per diluted share	$3.92	$2.85	37.5%

Results for the year ended December 31, 2012 were affected by certain items that impacted earnings per diluted share by $0.44. During the year ended December 31, 2012, we incurred costs of $106 million, or $0.40 per diluted share, primarily associated with workforce reductions and professional fees associated with further restructuring and integrating our business. Results for the year ended December 31, 2012 also included $10.1 million, or $0.04 per diluted share, principally associated with separation costs and accelerated vesting of certain equity awards in connection with the succession of our prior CEO.

Results for the year ended December 31, 2011 were affected by a number of items which impacted earnings per diluted share by $1.53. During the first quarter of 2011, we recorded the Medi-Cal charge of $236 million, or $1.22 per diluted share, in other operating (income) expense, net. In addition, results for the year ended December 31, 2011 included $52 million of pre-tax charges, or $0.20 per diluted share, incurred in conjunction with further restructuring and integrating our business consisting of $42 million of pre-tax charges, principally associated with workforce reductions, with the remainder principally professional fees. We also recorded fourth quarter pre-tax charges of $5.6 million, or $0.02 per diluted share, associated with severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of our prior CEO. Results for the year ended December 31, 2011 also included pre-tax transaction costs of $20 million, or $0.09 per diluted share, associated with the acquisitions of Athena and Celera. Of these costs, $16.9 million, primarily related to professional fees, were recorded in selling, general and administrative expenses and $3.1 million of financing related costs were included in interest expense, net.

Net Revenues

Net revenues for the year ended December 31, 2012 were essentially unchanged as compared to the prior year period.

DIS revenue increased 0.1% compared to the prior year period. The impact of the acquisitions of Athena, Celera and S.E.D. contributed approximately 1.0% to DIS revenue. DIS volume, measured by the number of requisitions, increased 0.2% compared to the prior year period with acquisitions contributing about 0.5%. Drugs of abuse testing volume grew about 6% during the year ended December 31, 2012.

Revenue per requisition for the year ended December 31, 2012 was essentially flat compared to the prior year period. Revenue per requisition continued to benefit from an increased mix in gene-based and esoteric testing, particularly from the impact of the acquired operations of Athena and Celera and an increase in the number of tests ordered per requisition. Offsetting these benefits were reimbursement changes, and business and payer mix changes including an increase in lower priced drugs-of-abuse testing, and a decrease in higher priced anatomic pathology testing.

Our DS business accounted for approximately 8% of our net revenues for the years ended December 31, 2012 and 2011. For the year ended December 31, 2012, combined revenues in these businesses decreased by approximately 3.0%, compared to the prior year period. This decrease was primarily due to a reduction in revenues within our clinical trials testing business, partially offset by increased revenues associated with our diagnostics products operations acquired as part of the Celera acquisition.

Operating Costs and Expenses

	2012		2011		Increase (Decrease)
	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue
	(dollars in millions)
Cost of services	$4,364.7	59.1%	$4,362.9	59.0%	$1.8	0.1%
Selling, general and administrative expenses (SG&A)	1,745.2	23.6	1,743.1	23.6	2.1	—
Amortization of intangible assets	74.7	1.0	61.2	0.8	13.5	0.2
Other operating (income) expense, net	(2.9)	—	238.1	3.2	(241.0)	(3.2)
Total operating costs and expenses	$6,181.7	83.7%	$6,405.3	86.6%	$(223.6)	(2.9)%
Bad debt expense (included in SG&A)	$268.6	3.6%	$279.5	3.8%	$(10.9)	(0.2)%

Total Operating Costs and Expenses

For the year ended December 31, 2012, total operating costs and expenses were $224 million below the prior year level, primarily due to the impact of the 2011 Medi-Cal charge and transaction costs associated with the acquisitions of Athena and Celera in 2011, and savings associated with our Invigorate program realized in 2012. This decrease was partially offset by higher costs associated with professional fees and workforce reductions associated with further restructuring and integrating our business, costs incurred in connection with the succession of our prior CEO, and operating expenses associated with the acquired operations of Athena, Celera and S.E.D.

The decrease in total operating expenses as a percentage of net revenues compared to the prior year is principally due to the Medi-Cal charge recorded in 2011.

Results for the year ended December 31, 2012 included $106 million of pre-tax restructuring and integration charges ($51.5 million in cost of services and $54.5 million in selling, general and administrative expenses), primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business. In addition, $10.1 million of pre-tax charges, associated with separation costs and accelerated vesting of certain equity awards in connection with the succession of our prior CEO, were recorded in selling, general and administrative expenses in 2012.

Results for the year ended December 31, 2011 included the Medi-Cal charge of $236 million recorded in connection with the California Lawsuit. In addition, results for the year ended December 31, 2011 included $52 million of pre-tax charges incurred in conjunction with further restructuring and integrating our business consisting of $42 million of pre-tax charges, principally associated with workforce reductions, with the remainder principally professional fees. Of these costs, $22 million and $30 million were included in cost of services and selling, general and administrative expenses, respectively. In addition, $5.6 million of pre-tax charges, associated with severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of our prior CEO, were recorded in selling, general and administrative expenses in the fourth quarter of 2011. Selling, general and administrative expenses for the year ended December 31, 2011 also included $16.9 million of pre-tax transaction costs, primarily related to professional fees associated with the acquisitions of Athena and Celera.

Also, year-over-year comparisons of operating expenses were unfavorably impacted by approximately $6.2 million associated with gains and losses on investments in our supplemental deferred compensation plans. Under our supplemental deferred compensation plans, employee compensation deferrals, together with Company matching contributions, are invested in a variety of investments held in trusts. Gains and losses associated with the investments are recorded in earnings within other income, net. A corresponding and offsetting adjustment is also recorded to the deferred compensation obligation to reflect investment gains and losses earned by the employee. Such adjustments to the deferred compensation obligation are recorded in earnings principally within selling, general and administrative expenses and offset the amount of investment gains and losses recorded in other income, net. Results for the years ended December 31, 2012 and 2011 included an increase in operating costs of $6.5 million and $0.3 million, respectively, representing increases in the deferred compensation obligation to reflect investment gains earned by employees participating in our deferred compensation plans.

Cost of Services

Cost of services as a percentage of revenues for the year ended December 31, 2012 was essentially unchanged compared to the prior year period. Restructuring and integration activities and higher costs associated with employee compensation and benefits, which served to increase the percentage were offset by actions we have taken to reduce our cost structure under our Invigorate program.
Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net revenues for the year ended December 31, 2012 was essentially unchanged compared to the prior year period. Restructuring and integration activities, investments we have made in our commercial sales organization, costs incurred in connection with the succession of our prior CEO and higher costs associated with employee compensation and benefits served to increase the percentage compared to the prior year. This was offset by actions we have taken to reduce our cost structure under our Invigorate program and transaction costs associated with the Athena and Celera acquisitions that were incurred during the 2011.

For the year ended December 31, 2012, bad debt expense as a percentage of net revenues improved compared to the prior year period, primarily as a result of continued improvement efforts in this area.

Amortization of Intangible Assets

The increase in amortization of intangible assets for the year ended December 31, 2012, compared to the prior year period, primarily reflects the impact of amortization of intangible assets acquired as part of the Athena, Celera and S.E.D. acquisitions.

Other Operating (Income) Expense, net

Other operating (income) expense, net includes special charges, and miscellaneous income and expense items related to operating activities, and for the years ended December 31, 2012 and 2011 consisted of the following:

			Increase (Decrease)
	2012	2011
	(dollars in millions)
Medi-Cal charge recorded in connection with the California Lawsuit	$—	$236.0	$(236.0)
Foreign currency transaction losses, net	1.7	1.6	0.1
Other operating (income) expense items, net	(4.6)	0.5	(5.1)
Total other operating (income) expense, net	$(2.9)	$238.1	$(241.0)

Operating Income

			Increase (Decrease)
	2012	2011
	(dollars in millions)
Operating income	$1,200.8	$986.6	$214.2
Operating income as a % of net revenues	16.3%	13.4%	2.9%

The impact of the Medi-Cal charge in the first quarter of 2011 served to decrease operating income as a percentage of net revenues in 2011 and is the principal driver of the improved operating income as a percentage of net revenues for the year ended December 31, 2012. Also contributing to the improvement was realized savings associated with our Invigorate program. These improvements were partially offset by higher costs associated with restructuring and integration activities, costs incurred in connection with the succession of our prior CEO, an increase in operating expenses associated with the acquired operations of Athena, Celera and S.E.D. and investments we have made in our commercial sales organization.

Interest Expense, net

			Increase (Decrease)
	2012	2011
	(dollars in millions)
Interest expense, net	$164.7	$169.6	$(4.9)

Interest expense, net for the year ended December 31, 2012 decreased, compared to prior year period, primarily due to lower average outstanding debt balances in 2012 and the financing commitment fees incurred in 2011 related to the acquisition of Celera.

Other Income, net

Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the years ended December 31, 2012 and 2011, other income, net consisted of the following:

			Increase (Decrease)
	2012	2011
	(dollars in millions)
Investment gains associated with our supplemental deferred compensation plans	$6.5	$0.3	$6.2
Other income items, net	0.2	2.5	(2.3)
Total other income, net	$6.7	$2.8	$3.9

Income Tax Expense

			Increase (Decrease)
	2012	2011
	(dollars in millions)
Income tax expense	$401.9	$354.7	$47.2
Effective income tax rate	37.6%	41.8%	(4.2)%

The decrease in the effective income tax rate for the year ended December 31, 2012, compared to the prior year period, is due primarily to the Medi-Cal charge in 2011, a portion for which a tax benefit was not recorded.

Income tax expense for the years ended December 31, 2012 and 2011 included discrete income tax benefits of $2.9 million and $18.2 million, respectively. Discrete income tax benefits for 2011 were primarily associated with certain state tax planning initiatives and the favorable resolution of certain tax contingencies.

Discontinued Operations

Discontinued operations includes HemoCue, OralDNA and NID, a test kit manufacturing subsidiary. The results of operations for HemoCue, OralDNA and NID have been classified as discontinued operations for all periods presented. See Note 18 for further details regarding discontinued operations.

The following table summarizes our income (loss) from discontinued operations, net of taxes:

			Increase (Decrease)
	2012	2011
	(dollars in millions)
Net revenues	$116.9	$118.6	$(1.7)
Income (loss) from discontinued operations before taxes	(73.7)	7.1	(80.8)
Income tax expense (benefit)	0.6	(4.5)	5.1

Income (loss) from discontinued operations, net of taxes	$(74.3)	$11.6	$(85.9)

Income (loss) from discontinued operations before taxes for the year ended December 31, 2012 includes a $78 million asset impairment charge associated with HemoCue and $8.4 million loss on sale associated with OralDNA. Income tax expense for the year ended December 31, 2012 includes a $7.5 million income tax expense related to the re-valuation of certain deferred tax assets associated with HemoCue and was partially offset by a $4.4 million income tax benefit related to the remeasurement of deferred taxes associated with HemoCue as a result of an enacted income tax rate change in Sweden.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Continuing Operations

			% Increase (Decrease)
	2011	2010
	(dollars in millions, except per share data)
Net revenues	$7,391.9	$7,260.1	1.8%
Income from continuing operations	459.0	708.7	(35.2)%
Earnings per diluted share	$2.85	$3.98	(28.4)%

Results for the year ended December 31, 2011 were affected by a number of items which impacted earnings per diluted share by $1.53. During the first quarter of 2011, we recorded the Medi-Cal charge of $236 million, or $1.22 per diluted share, in other operating (income) expense, net. In addition, results for the year ended December 31, 2011 included $52 million of pre-tax charges, or $0.20 per diluted share, incurred in conjunction with further restructuring and integrating our business consisting of $42 million of pre-tax charges, principally associated with workforce reductions, with the remainder principally professional fees. We also recorded fourth quarter pre-tax charges of $5.6 million, or $0.02 per diluted share, associated with severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of our prior CEO. Results for the year ended December 31, 2011 also included pre-tax transaction costs of $20 million, or $0.09 per diluted share, associated with the acquisitions of Athena and Celera. Of these costs, $16.9 million, primarily related to professional fees, were recorded in selling, general and administrative expenses and $3.1 million of financing related costs were included in interest expense, net.

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

Results for the year ended December 31, 2010 were affected by a number of items which impacted earnings per diluted share by $0.12. During 2010, we recorded pre-tax charges of $26.8 million, or $0.09 per diluted share, principally associated with workforce reductions in the first and fourth quarters. Results for the year ended December 31, 2010 also included a $9.6 million fourth quarter pre-tax charge, or $0.03 per diluted share, associated with the settlement of employment litigation.

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

Net Revenues

Net revenues for the year ended December 31, 2011 were 1.8% above the prior year level with the Athena and Celera acquisitions contributing 2.2% to consolidated revenue growth.

DIS revenue grew 1.1%. The acquisitions of Athena and Celera contributed about 1.8% to DIS revenue growth for the year ended December 31, 2011. DIS volume, measured by the number of requisitions, was essentially unchanged compared to the prior year period. The DIS volume contributed by the Athena and Celera acquisitions had an insignificant positive impact for the year ended December 31, 2011. We believe that DIS volume was adversely affected by a general slowdown in physician office visits compared to the prior year, and severe weather in the first quarter of 2011. Drugs of abuse testing volume grew about 6% during the year ended December 31, 2011.

Revenue per requisition for the year ended December 31, 2011 was 1.0% above the prior year level. Revenue per requisition continued to benefit from an increased mix in gene-based and esoteric testing, particularly from the impact of the acquired operations of Athena and Celera. Offsetting this benefit was business and payer mix changes including: an increase in lower priced drugs-of-abuse testing and a decrease in higher priced anatomic pathology testing; price changes in connection with several large contract extensions executed in the first half of 2010; and the 1.75% Medicare fee schedule decrease, which went into effect January 1, 2011.

Our DS business accounted for approximately 8% and 7% of our net revenues for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, revenue in our DS businesses grew by approximately 11% with greater than half of the growth from the diagnostics products operations acquired as part of the Celera acquisition.

Operating Costs and Expenses

	2011		2010		Increase (Decrease)
	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue
	(dollars in millions)
Cost of services	$4,362.9	59.0%	$4,275.5	58.9%	$87.4	0.1%
Selling, general and administrative expenses (SG&A)	1,743.1	23.6	1,658.8	22.8	84.3	0.8
Amortization of intangible assets	61.2	0.8	33.1	0.5	28.1	0.3
Other operating expense, net	238.1	3.2	9.1	0.1	229.0	3.1
Total operating costs and expenses	$6,405.3	86.6%	$5,976.5	82.3%	$428.8	4.3%
Bad debt expense (included in SG&A)	$279.5	3.8%	$291.4	4.0%	$(11.9)	(0.2)%

Total Operating Costs and Expenses

For the year ended December 31, 2011, the impacts of the Medi-Cal charge, costs associated with actions we took to adjust our cost structure, higher costs associated with employee compensation and benefits, and investments we made in our sales and service capabilities, as well the impact of the Athena and Celera acquisitions, served to increase total operating expenses as a percent of net revenues compared to the prior year.

Results for the year ended December 31, 2011 included the Medi-Cal charge of $236 million recorded in connection with the California Lawsuit. In addition, results for the year ended December 31, 2011 included $52 million of pre-tax charges incurred in conjunction with further restructuring and integrating our business consisting of $42 million of pre-tax charges, principally associated with workforce reductions, with the remainder principally professional fees. Of these costs, $22 million and $30 million were included in cost of services and selling, general and administrative expenses, respectively. In addition, $5.6 million of pre-tax charges, associated with severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of our prior CEO, were recorded in selling, general and administrative expenses in the fourth quarter of 2011. Selling, general and administrative expenses for the year ended December 31, 2011 also included $16.9 million of pre-tax transaction costs, primarily related to professional fees associated with the acquisitions of Athena and Celera.

Results for the year ended December 31, 2010 included pre-tax charges, principally associated with workforce reductions, of $26.8 million ($6.3 million in cost of services and $20.5 million in selling, general and administrative expenses). In addition, other operating (income) expense, net for the year ended December 31, 2010 included a $9.6 million fourth quarter pre-tax charge associated with the settlement of employment litigation.

Also, year-over-year comparisons of operating expenses were favorably impacted by approximately $5.4 million, associated with gains and losses on investments in our supplemental deferred compensation plans. Results for the year ended December 31, 2011 and 2010 included an increase in operating costs of $0.3 million and $5.7 million, respectively, representing increases in the deferred compensation obligation to reflect investment gains earned by employees participating in our deferred compensation plans.

Cost of Services

The increase in cost of services as a percentage of revenues for the year ended December 31, 2011 compared to the prior year reflects the impact of actions we took to reduce our cost structure and the acquired operations of Athena and Celera, which served to reduce the percentage. These improvements were offset by the impact of a $15.9 million increase in pre-tax charges, primarily associated with restructuring and integration activities, higher costs associated with employee compensation and benefits, and investments we made in service capabilities.
Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses as a percentage of net revenues for the year ended December 31, 2011 compared to the prior year primarily reflects a $9.4 million increase in pre-tax charges, primarily associated with restructuring and integration activities, costs incurred in connection with the succession of our prior CEO, higher costs associated with employee compensation and benefits, and investments we made in our sales force. In addition, selling, general and administrative expenses for the year ended December 31, 2011 included pre-tax transaction costs of $16.9 million, primarily related to professional fees associated with the acquisitions of Athena and Celera. These increases were partially offset by actions we took to reduce our cost structure and an improvement in bad debt expense as a percentage of net revenues, primarily reflecting continued strong performance in our billing operations and collection metrics.

Amortization of Intangible Assets

The increase in amortization of intangible assets for the year ended December 31, 2011 compared to the prior year reflects the impact of amortization of intangible assets acquired as part of the Athena and Celera acquisitions.

Other Operating (Income) Expense, net

Other operating (income) expense, net includes special charges, and miscellaneous income and expense items related to operating activities, and for the years ended December 31, 2011 and 2010 consisted of the following:

			Increase (Decrease)
	2011	2010
	(dollars in millions)
Medi-Cal charge recorded in connection with the California Lawsuit	$236.0	$—	$236.0
Settlement of employment litigation	—	9.6	(9.6)
Foreign currency transaction losses, net	1.6	1.7	(0.1)
Other operating expense (income) items, net	0.5	(2.3)	2.8
Total other operating expense, net	$238.1	$9.0	$229.1

Operating Income

			Increase (Decrease)
	2011	2010
	(dollars in millions)
Operating income	$986.6	$1,283.6	$(297.0)
Operating income as a % of net revenues	13.4%	17.7%	(4.3)%

For the year ended December 31, 2011, the impacts of the Medi-Cal charge, restructuring and integration related costs associated with actions we took to adjust our cost structure, costs incurred in connection with the succession of our prior CEO, and transaction costs related to the Athena and Celera acquisitions, served to decrease operating income as a percent of net revenues by 4.1%. For the year ended December 31, 2010, the impact of restructuring and integration related costs, and the settlement of employment litigation served to decrease operating income as a percent of net revenues by 0.5%.

The remaining year-over-year decrease in operating income as a percentage of net revenues was primarily attributable to higher costs associated with employee compensation and benefits, and investments we made in our sales and service capabilities. These decreases were partially offset by actions we took to reduce our cost structure and an improvement in bad debt expense as a percentage of net revenues, compared to the prior year.

Interest Expense, net

			Increase (Decrease)
	2011	2010
	(dollars in millions)
Interest expense, net	$169.6	$143.5	$26.1

Interest expense, net for the year ended December 31, 2011 increased from the prior year period primarily due to incremental debt of approximately $1.0 billion, used to partially fund $935 million of share repurchases and approximately $1.1 billion paid for acquisitions. In addition, for the year ended December 31, 2011, interest expense, net included $3.1 million of financing commitment fees related to the acquisition of Celera which were expensed. See Note 12 to the Consolidated Financial Statements for further details regarding our senior notes offering.

Other Income, net

Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the years ended December 31, 2011 and 2010, other income, net consisted of the following:

			Increase (Decrease)
	2011	2010
	(dollars in millions)
Investment gains associated with our supplemental deferred compensation plans	$0.3	$5.7	$(5.4)
Other income (expense) items, net	2.5	(0.4)	2.9
Total other income, net	$2.8	$5.3	$(2.5)

Income Tax Expense

			Increase (Decrease)
	2011	2010
	(dollars in millions)
Income tax expense	$354.7	$430.1	$(75.4)
Effective income tax rate	41.8%	36.6%	5.2%

The increase in the effective income tax rate for the year ended December 31, 2011 is primarily due to the Medi-Cal charge recorded in the first quarter of 2011 associated with the California Lawsuit (see Note 17 to the Consolidated Financial Statements), a portion for which a tax benefit has not been recorded.

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

Discontinued Operations

Discontinued operations includes HemoCue, OralDNA and NID, a test kit manufacturing subsidiary. The results of operations for HemoCue, OralDNA and NID have been classified as discontinued operations for all periods presented. See Note 18 for further details regarding discontinued operations.

The following table summarizes our income from discontinued operations, net of taxes:

			Increase (Decrease)
	2011	2010
	(dollars in millions)
Net revenues	$118.6	$108.8	$9.8
Income from discontinued operations before taxes	7.1	9.3	(2.2)
Income tax benefit	(4.5)	(2.8)	(1.7)

Income from discontinued operations, net of taxes	$11.6	$12.1	$(0.5)

Quantitative and Qualitative Disclosures About Market Risk

We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for speculative purposes. We believe that our exposures to foreign exchange impacts and changes in commodity prices are not material to our consolidated financial condition or results of operations. See Note 13 to the Consolidated Financial Statements for additional discussion of our financial instruments and hedging activities.

At December 31, 2012 and 2011, the fair value of our debt was estimated at approximately $3.8 billion and $4.4 billion, respectively, using quoted active market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2012 and 2011, the estimated fair value exceeded the carrying value of the debt by $481 million and $387 million, respectively. A hypothetical 10% increase in interest rates (representing 48 basis points and 41 basis points at December 31, 2012 and 2011, respectively) would potentially reduce the estimated fair value of our debt by approximately $98 million and $112 million at December 31, 2012 and 2011, respectively.

Borrowings under our floating rate senior notes due 2014, our senior unsecured revolving credit facility and our secured receivables credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. At December 31, 2012, the borrowing rates under these debt instruments were: for our floating rate senior notes due 2014, LIBOR plus 0.85%; for our senior unsecured revolving credit facility, LIBOR plus 1.125%; and for our secured receivables credit facility, 0.97%. At December 31, 2012, the weighted average LIBOR was 0.3%. As of December 31, 2012, $200 million was outstanding under our floating rate senior notes due 2014. There were no borrowings outstanding under our $525 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility as of December 31, 2012.

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

In prior years, we entered into various fixed-to-variable interest rate swap agreements with an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 0.54% and one-month LIBOR plus 1.33%. In July 2012, we monetized the value of these interest rate swap assets by terminating the hedging instruments. The asset value, including accrued interest through the date of termination, was $71.8 million and the amount to be amortized as a reduction of interest expense over the remaining terms of the hedged debt instruments was $65.2 million. Immediately after the termination of these interest rate swaps, we entered into new fixed-to-variable interest rate swap agreements on the same Senior Notes. The interest rate swap agreements we entered into in July 2012 have an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 2.3% and one-month LIBOR plus 3.6% and are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020. During the fourth quarter of 2012, we entered into additional fixed-to-variable interest rate swap agreements with an aggregate notional amount of $400 million and variable interest rates based on one-month LIBOR plus a spread ranging from 3.4% and 5.1%. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2015 and a portion of the Senior Notes due 2021. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 5 basis points) would impact annual interest expense by approximately $0.6 million, assuming no changes to the debt outstanding at December 31, 2012.

The fair value of the fixed-to-variable interest rate swap agreements related to our Senior Notes due 2016 was an asset of $0.8 million at December 31, 2012. A hypothetical 10% change in interest rates (representing 5 basis points) would potentially change the fair value of the asset by $0.5 million. The aggregate fair value of the fixed-to-variable interest rate swap agreements related to our Senior Notes due 2015, 2020 and 2021 was a liability of $3.1 million at December 31, 2012. A hypothetical 10% change in interest rates (representing 10 basis points) would potentially change the fair value of this liability by $5.2 million.

For further details regarding our outstanding debt and our financial instruments, see Notes 12 and 13 to the Consolidated Financial Statements.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying value of our equity investments was $12.2 million at December 31, 2012.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2012 totaled $296 million, compared to $165 million at December 31, 2011. Cash and cash equivalents consist of cash and highly liquid short-term investments. For the year ended December 31, 2012, cash flows from operating activities of $1.2 billion were used to fund investing and financing activities of $217 million and $822 million, respectively. Cash and cash equivalents at December 31, 2011 totaled $165 million compared to $449 million at December 31, 2010. For the year ended December 31, 2011, cash flows from operating activities of $895 million, together with cash on hand and cash flows from financing activities of $64 million, were used to fund investing activities of $1.2 billion.

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2012 was $1.2 billion compared to $895 million in the prior year period. Cash flows from operating activities for the year ended December 31, 2012 benefited from the the deferral of approximately $70 million of income tax payments into the first quarter of 2013, which was offered to companies whose principal place of business was in states most affected by Hurricane Sandy, and $72 million of proceeds associated with the termination of certain interest rate swap agreements. For the year ended December 31, 2011, cash flows from operating activities included the second quarter payment to Medi-Cal, the California Medicaid program. Days sales outstanding, a measure of billing and collection efficiency, was 47 days at December 31, 2012, compared to 45 days at December 31, 2011.

Net cash provided by operating activities for the year ended December 31, 2011 was $895 million compared to $1.1 billion in the prior year period. For the year ended December 31, 2011, cash flows from operating activities included payments associated with the settlement of the California Lawsuit (see Note 17 to the Consolidated Financial Statements), restructuring and integration costs, and transaction costs associated with the acquisitions of Athena and Celera (see Note 5 to the Consolidated Financial Statements) totaling $320 million, or $202 million net of an associated reduction in estimated tax payments. After giving consideration to these net payments, underlying cash flows from operating activities for the year ended December 31, 2011 approximated the prior year level.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2012 was $217 million, and consisted principally of $50.5 million related to an acquisition and capital expenditures of $182 million. These decreases were partially offset by proceeds from the disposition of assets of $15 million, which include proceeds from the sale of a building of $12 million.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2012 was $822 million, consisting primarily of net decreases in debt of $654 million, purchases of treasury stock of $200 million, dividend payments of $108 million and distributions to noncontrolling interests of $38 million. These decreases were partially offset by proceeds from the exercise of stock options and related tax benefits totaling $166 million. The net decrease in debt consists of $715 million of borrowings and $1.4 billion of repayments.

The borrowings of $715 million represent amounts borrowed under our secured receivables credit facility. The repayments of $1.4 billion represent the repayment of our $560 million term loan due May 2012, and $800 million of repayments under our secured receivables credit facility.

In December 2012, we extended our existing receivables securitization facility. The secured receivables credit facility continues to be supported by back-up facilities provided on a committed basis by two banks: (a) $275 million, which matures on December 6, 2013 and (b) $250 million, which also matures on December 6, 2013. Interest on the secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. There were no outstanding borrowings under this facility at December 31, 2012.

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

In February 2011, borrowings of $500 million under our secured receivables credit facility and $75 million under our senior unsecured revolving credit facility, together with $260 million of cash on hand, were used to fund purchases of treasury stock totaling $835 million. In addition, we completed a $1.25 billion senior notes offering in March 2011 (the “2011 Senior Notes”). We used $485 million of the $1.24 billion in net proceeds from the 2011 Senior Notes offering, together with $90 million of cash on hand, to fund the repayment of $500 million outstanding under our secured receivables credit facility, and the repayment of $75 million outstanding under our senior unsecured revolving credit facility. The remaining portion of the net proceeds from the 2011 Senior Notes offering were used to fund our acquisition of Athena on April 4, 2011. The 2011 Senior Notes are further described in Note 12 to the Consolidated Financial Statements.

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

In September 2011, we entered into a $750 million senior unsecured revolving credit facility which replaced our prior $750 million senior unsecured revolving credit facility that was scheduled to mature in May 2012. See Note 12 to the Consolidated Financial Statements for further details.

Dividends

During each of the first three quarters in 2012, our Board of Directors declared a quarterly cash dividend of $0.17 per common share, and in November 2012, declared a 76% increase in the quarterly cash dividend to $0.30 per common share. This 76% increase raises the annual dividend rate to $1.20 per common share from $0.68 per common share and represents a three-fold increase from the annual rate in effect in 2011.

During each of the first three quarters of 2011, our Board of Directors declared a quarterly cash dividend of $0.10 per common share, and in October 2011, declared a 70% increase in the quarterly cash dividend to $0.17 per common share.

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

For the year ended December 31, 2012, we repurchased 3.4 million shares of our common stock at an average price of $58.31 per share for a total of $200 million. At December 31, 2012, $865 million remained available under share repurchase authorizations.

For the year ended December 31, 2011, the Company repurchased 17.3 million shares of its common stock at an average price of $54.05 per share for a total of $935 million, including 15.4 million shares purchased in the first quarter from SB Holdings Capitial Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $54.30 per share for a total of $835 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of December 31, 2012:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Outstanding debt	$3,300,000	$—	$700,000	$675,000	$1,925,000
Capital lease obligations	27,610	9,404	15,440	2,754	12
Interest payments on outstanding debt	2,070,428	165,861	326,730	258,555	1,319,282
Operating leases	673,266	181,167	246,864	114,992	130,243
Purchase obligations	95,944	39,234	46,837	8,202	1,671
Merger consideration obligation	960	960	—	—	—
Total contractual obligations	$6,168,208	$396,626	$1,335,871	$1,059,503	$3,376,208

Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of December 31, 2012 applied to the December 31, 2012 balances, which are assumed to remain outstanding through their maturity dates.

A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 12 to the Consolidated Financial Statements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2012 is contained in Note 17 to the Consolidated Financial Statements. A full discussion and analysis regarding our acquisition of Celera and the merger consideration related to shares of Celera which had not been surrendered as of December 31, 2012 is contained in Note 5 to the Consolidated Financial Statements.

As of December 31, 2012, our total liabilities associated with unrecognized tax benefits were approximately $199 million, which were excluded from the table above. We believe it is reasonably possible that these liabilities may decrease by up to approximately $8 million within the next twelve months, primarily as a result of the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 7 to the Consolidated Financial Statements for information regarding our contingent tax liability reserves.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of December 31, 2012, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

Requirements and Capital Resources

We estimate that we will invest approximately $250 million during 2013 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including specific initiatives associated with our Invigorate program.

As of December 31, 2012, $1.3 billion of borrowing capacity was available under our existing credit facilities, consisting of $525 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

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

Outlook

We believe that our five-point strategy discussed in the Overview will be the catalyst for restoring growth, improving the efficiency of our operations, enhancing customer satisfaction, and increasing shareholder returns. In addition, we believe it will further differentiate us over the long-term and strengthen our industry leadership position.

We believe that the underlying fundamentals of the diagnostic information services industry will continue to improve and that over the long-term the industry will continue to grow. As the world's leading provider of diagnostic information services, we believe we are well positioned to benefit from the growth expected in our industry.

Our strong cash generation, existing credit facilities and access to additional financing position us well to take advantage of growth opportunities.

Inflation

We believe that inflation generally does not have a material adverse effect on our results of operations or financial condition because the majority of our contracts are short term.

Impact of New Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the testing of indefinite-lived intangible assets, other than goodwill, for impairment. In February 2013, the FASB issued a new accounting standard that adds new disclosure requirements for amounts reclassified out of accumulated other comprehensive income. The impact of these accounting standards are discussed in Note 2 to the Consolidated Financial Statements.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2012 is effective.

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

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, audited the Company's internal control over financial reporting as of December 31, 2012 and issued their audit report on the Company's internal control over financial reporting included therein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Quest Diagnostics Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Florham Park, New Jersey
February 27, 2013

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011
(in thousands, except per share data)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$295,586	$164,886
Accounts receivable, net of allowance for doubtful accounts of $235,747 and $237,339 at December 31, 2012 and 2011, respectively	867,010	906,455
Inventories	93,050	89,132
Deferred income taxes	174,209	153,328
Prepaid expenses and other current assets	90,950	87,459
Current assets held for sale	40,192	—
Total current assets	1,560,997	1,401,260
Property, plant and equipment, net	755,831	799,771
Goodwill	5,535,848	5,795,765
Intangible assets, net	872,172	1,035,612
Other assets	204,631	280,971
Non-current assets held for sale	354,384	—
Total assets	$9,283,863	$9,313,379

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,016,191	$906,764
Short-term borrowings and current portion of long-term debt	9,404	654,395
Current liabilities held for sale	22,008	—
Total current liabilities	1,047,603	1,561,159
Long-term debt	3,354,173	3,370,522
Other liabilities	635,558	666,699
Non-current liabilities held for sale	60,800	—
Commitments and contingencies
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both December 31, 2012 and 2011; 215,075 shares and 214,607 shares issued at December 31, 2012 and 2011, respectively	2,151	2,146
Additional paid-in capital	2,370,677	2,347,518
Retained earnings	4,690,378	4,263,599
Accumulated other comprehensive income (loss)	14,320	(8,067)
Treasury stock, at cost; 56,744 shares and 57,187 shares at December 31, 2012 and 2011, respectively	(2,914,479)	(2,912,324)
Total Quest Diagnostics stockholders’ equity	4,163,047	3,692,872
Noncontrolling interests	22,682	22,127
Total stockholders’ equity	4,185,729	3,714,999
Total liabilities and stockholders’ equity	$9,283,863	$9,313,379
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands, except per share data)

	2012	2011	2010

Net revenues	$7,382,562	$7,391,932	$7,260,120

Operating costs and expenses:
Cost of services	4,364,699	4,362,928	4,275,535
Selling, general and administrative	1,745,200	1,743,089	1,658,842
Amortization of intangible assets	74,748	61,183	33,113
Other operating (income) expense, net	(2,882)	238,091	9,047
Total operating costs and expenses	6,181,765	6,405,291	5,976,537

Operating income	1,200,797	986,641	1,283,583

Other income (expense):
Interest expense, net	(164,689)	(169,614)	(143,467)
Equity earnings in unconsolidated joint ventures	25,625	28,954	29,557
Other income, net	6,662	2,813	5,311
Total non-operating expenses, net	(132,402)	(137,847)	(108,599)

Income from continuing operations before taxes	1,068,395	848,794	1,174,984
Income tax expense	401,897	354,702	430,127
Income from continuing operations	666,498	494,092	744,857
Income (loss) from discontinued operations, net of taxes	(74,364)	11,558	12,160
Net income	592,134	505,650	757,017
Less: Net income attributable to noncontrolling interests	36,413	35,083	36,123
Net income attributable to Quest Diagnostics	$555,721	$470,567	$720,894

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$630,085	$459,009	$708,734
Income (loss) from discontinued operations, net of taxes	(74,364)	11,558	12,160
Net income	$555,721	$470,567	$720,894

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$3.96	$2.88	$4.01
Income (loss) from discontinued operations	(0.47)	0.07	0.07
Net income	$3.49	$2.95	$4.08

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$3.92	$2.85	$3.98
Income (loss) from discontinued operations	(0.46)	0.07	0.07
Net income	$3.46	$2.92	$4.05

Dividends per common share	$0.81	$0.47	$0.40
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands)

	2012	2011	2010

Net income	$592,134	$505,650	$757,017

Other comprehensive income (loss):
Currency translation	24,520	(12,920)	27,271
Market valuation, net of tax	(20)	(2,696)	3,090
Net deferred loss on cash flow hedges, net of tax	838	(1,042)	724
Other	(2,951)	(2,035)	502
Other comprehensive income (loss)	22,387	(18,693)	31,587

Comprehensive income	614,521	486,957	788,604
Less: Comprehensive income attributable to noncontrolling interests	36,413	35,083	36,123
Comprehensive income attributable to Quest Diagnostics	$578,108	$451,874	$752,481
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$592,134	$505,650	$757,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286,596	281,102	253,964
Provision for doubtful accounts	268,615	279,592	291,737
Deferred income tax provision (benefit)	6,535	28,624	(18,878)
Stock-based compensation expense	50,332	71,906	53,927
Excess tax benefits from stock-based compensation arrangements	(3,956)	(4,466)	(884)
Asset impairment and loss on sale of business	86,348	—	—
Provision for special charge	—	236,000	—
Other, net	(7,781)	8,627	22,967
Changes in operating assets and liabilities:
Accounts receivable	(243,019)	(306,652)	(309,932)
Accounts payable and accrued expenses	(13,156)	(17,636)	18,235
Settlement of special charge	—	(241,000)	—
Income taxes payable	100,585	39,062	33,732
Termination of interest rate swap agreements	71,820	—	—
Other assets and liabilities, net	(7,885)	14,665	16,162
Net cash provided by operating activities	1,187,168	895,474	1,118,047

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(50,574)	(1,298,624)	—
Sale of securities acquired in business acquisition	—	213,541	—
Capital expenditures	(182,234)	(161,556)	(205,400)
Decrease (increase) in investments and other assets	15,669	3,204	(11,110)
Net cash used in investing activities	(217,139)	(1,243,435)	(216,510)

Cash flows from financing activities:
Proceeds from borrowings	715,000	2,689,406	—
Repayments of debt	(1,369,410)	(1,710,308)	(169,491)
Purchases of treasury stock	(199,996)	(934,994)	(750,000)
Exercise of stock options	162,096	136,818	48,535
Excess tax benefits from stock-based compensation arrangements	3,956	4,466	884
Dividends paid	(108,136)	(64,662)	(71,321)
Distributions to noncontrolling interests	(37,794)	(35,671)	(36,739)
Other financing activities, net	12,189	(21,509)	(8,360)
Net cash (used in) provided by financing activities	(822,095)	63,546	(986,492)

Net change in cash and cash equivalents	147,934	(284,415)	(84,955)
Less: Cash included in current assets held for sale	(17,234)	—	—
Cash and cash equivalents, beginning of year	164,886	449,301	534,256
Cash and cash equivalents, end of year	$295,586	$164,886	$449,301
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2009	183,293	$2,141	$2,302,368	$3,216,639	$(20,961)	$(1,510,548)	$21,825	$4,011,464
Net income				720,894			36,123	757,017
Other comprehensive income, net of tax					31,587			31,587
Dividends declared				(70,113)				(70,113)
Distributions to noncontrolling interests							(36,739)	(36,739)
Issuance of common stock under benefit plans	1,125	2	1,050			19,480		20,532
Stock-based compensation expense			24,454			29,473		53,927
Exercise of stock options	1,269		(14,545)			63,080		48,535
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(277)	(1)	(5,786)			(9,614)		(15,401)
Tax benefits associated with stock-based compensation plans			3,880					3,880
Purchases of treasury stock	(14,693)					(750,000)		(750,000)
Other							(564)	(564)
Balance, December 31, 2010	170,717	$2,142	$2,311,421	$3,867,420	$10,626	$(2,158,129)	$20,645	$4,054,125
Net income				470,567			35,083	505,650
Other comprehensive loss, net of tax					(18,693)			(18,693)
Dividends declared				(74,388)				(74,388)
Distributions to noncontrolling interests							(35,671)	(35,671)
Issuance of common stock under benefit plans	1,206	7	1,919			18,001		19,927
Stock-based compensation expense			68,388			3,518		71,906
Exercise of stock options	3,141		(22,462)			159,280		136,818
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(347)	(3)	(19,706)					(19,709)
Tax benefits associated with stock-based compensation plans			7,958					7,958
Purchases of treasury stock	(17,297)					(934,994)		(934,994)
Other							2,070	2,070
Balance, December 31, 2011	157,420	$2,146	$2,347,518	$4,263,599	$(8,067)	$(2,912,324)	$22,127	$3,714,999
Net income				555,721			36,413	592,134
Other comprehensive income, net of tax					22,387			22,387
Dividends declared				(128,942)				(128,942)
Distributions to noncontrolling interests							(37,794)	(37,794)
Issuance of common stock under benefit plans	1,226	8	3,227			17,174		20,409
Stock-based compensation expense			46,729			3,603		50,332
Exercise of stock options	3,467		(14,968)			177,064		162,096
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(352)	(3)	(20,334)					(20,337)
Tax benefits associated with stock-based compensation plans			8,505					8,505
Purchases of treasury stock	(3,430)					(199,996)		(199,996)
Other							1,936	1,936
Balance, December 31, 2012	158,331	$2,151	$2,370,677	$4,690,378	$14,320	$(2,914,479)	$22,682	$4,185,729
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands unless otherwise indicated)

1.    DESCRIPTION OF BUSINESS

Background

Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") is the world's leading provider of diagnostic information services providing insights that empower and enable patients, physicians, hospitals, integrated delivery networks, health plans, employers and others to make better healthcare decisions. The Company offers the broadest access in the United States to diagnostic information services through its nationwide network of laboratories and Company-owned patient service centers. Quest Diagnostics provides interpretive consultation through the largest medical and scientific staff in the industry, with hundreds of M.D.s and Ph.D.s, primarily located in the United States, many of whom are recognized leaders in their fields. Quest Diagnostics is the leading provider of diagnostic information services, including routine testing, esoteric or gene-based testing and anatomic pathology testing and the leading provider of risk assessment services for the life insurance industry in North America. The Company is also a leading provider of testing for clinical trials and testing for drugs-of-abuse. The Company's diagnostics products business manufactures and markets diagnostic test kits. Quest Diagnostics empowers healthcare organizations and clinicians with robust information technology solutions.

During 2012, Quest Diagnostics processed approximately 147 million test requisitions through its extensive network of laboratories throughout the United States.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of all entities controlled by the Company through its direct or indirect ownership of a majority voting interest and the accounts of any variable interest entities where the Company is subject to a majority of the risk of loss from the variable interest entity's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of variable interest entities (“VIEs”), including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationships with variable interest entities were not material at both December 31, 2012 and 2011. Investments in entities which the Company does not control, but in which it has a substantial ownership interest (generally between 20% and 49%) and can exercise significant influence, are accounted for using the equity method of accounting. At December 31, 2012 and 2011, the Company's investments in affiliates accounted for under the equity method of accounting totaled $46 million and $45 million, respectively. The Company's share of equity earnings from investments in affiliates, accounted for under the equity method, totaled $26 million, $29 million and $30 million, respectively, for 2012, 2011 and 2010. All significant intercompany accounts and transactions are eliminated in consolidation.

Basis of Presentation

As part of the Company's strategy to refocus on diagnostic information services, the Company completed the sale of its OralDNA salivary-diagnostics business ("OralDNA") during the fourth quarter of 2012. In addition, in December 2012, the Company committed to a plan to sell its HemoCue diagnostics products business ("HemoCue"). In February 2013, the Company entered into an agreement to sell HemoCue. During the third quarter of 2006, the Company completed its wind-down of NID, a test kit manufacturing subsidiary, and classified the operations of NID as discontinued operations. The accompanying consolidated statements of operations and related disclosures have been recast to report the results of OralDNA, HemoCue and NID as discontinued operations for all periods presented. See Note 18 for a further discussion of discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Revenue Recognition

The Company primarily recognizes revenue for services rendered upon completion of the testing process. Billings for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the allowances, based on actual receipts from the third-party payers, are recorded upon settlement. Billings to the Medicare and Medicaid programs were approximately 19% of the Company's consolidated net revenues in each of the years ended December 31, 2012 and 2011 and approximately 18% of the Company's consolidated net revenues for the year ended December 31, 2010. Under capitated arrangements with healthcare insurers, the Company recognizes revenue based on a predetermined monthly reimbursement rate for each member of an insurer's health plan regardless of the number or cost of services provided by the Company. In 2012, 2011 and 2010, approximately 3%, 3%, and 4%, respectively, of the Company's consolidated net revenues were generated under capitated arrangements.

Revenues from the Company's risk assessment services, clinical trials testing and diagnostics products businesses are recognized when persuasive evidence of a final agreement exists; delivery has occurred or services have been rendered; the price of the product or service is fixed or determinable; and collectibility from the customer is reasonably assured. The Company's healthcare information technology business primarily uses the percentage-of-completion method of contract accounting and recognizes revenue as performance takes place over an extended period of time.

Taxes on Income

Current and deferred income taxes are measured based on the tax laws that are enacted as of the balance sheet date of the relevant reporting period. Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.

Earnings Per Share

The Company's unvested restricted common stock and unvested restricted stock units that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in the earnings allocation in computing earnings per share using the two-class method. Basic earnings per common share is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of outstanding stock options and performance share units granted under the Company's Amended and Restated Employee Long-Term Incentive Plan (“ELTIP”) and its Amended and Restated Non-Employee Director Long-Term Incentive Plan (“DLTIP”). Earnings allocable to participating securities include the portion of dividends declared as well as the portion of undistributed earnings during the period allocable to participating securities.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Stock-Based Compensation

The Company records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. The terms of the Company's performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. Stock-based compensation expense associated with performance share units is recognized based on management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the revision. The Company recognizes stock-based compensation expense related to the Company's Amended Employee Stock Purchase Plan (“ESPP”) based on the 15% discount at purchase. See Note 15 for a further discussion of stock-based compensation.

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

Foreign Currency

The Company predominately uses the U.S. dollar as its functional currency. The functional currency of the Company's foreign subsidiaries is the applicable local currency. Assets and liabilities denominated in non-U.S. dollars are translated into U.S. dollars at exchange rates as of the end of the reporting period. Income and expense items are translated at average exchange rates prevailing during the year. The translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Gains and losses from foreign currency transactions are included within other operating (income) expense, net in the consolidated statements of operations. Transaction gains and losses have historically not been material. For a discussion of the Company's use of derivative financial instruments to manage its exposure for changes in foreign currency rates refer to the caption entitled “Derivative Financial Instruments - Foreign Currency Risk” below.

Cash and Cash Equivalents

Cash and cash equivalents include all highly-liquid investments with original maturities, at the time acquired by the Company, of three months or less.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments, accounts receivable and derivative financial instruments. The Company's policy is to place its cash, cash equivalents and short-term investments in highly-rated financial instruments and institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company's payers and their dispersion across many different geographic regions, and is limited to certain payers who are large buyers of the Company's services. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company has receivables due from federal and state governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent on submitting appropriate documentation. At December 31, 2012 and 2011, receivables due from government payers under the Medicare and Medicaid programs represent approximately 15% and 16%, respectively, of the Company's consolidated net accounts receivable. The portion of the Company's accounts receivable due from patients comprises the largest portion of credit risk. At both December 31, 2012 and 2011, receivables due from patients represent approximately 18% of the Company's consolidated net accounts receivable. The Company applies assumptions and judgments including historical collection experience for assessing collectibility and determining allowances for doubtful accounts for accounts receivable from patients.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed as incurred for preliminary project activities and post-implementation activities. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll-related costs for employees who are directly associated with the internal-use software project, and interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs for maintenance and training are expensed as incurred. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the expected useful lives of the assets. Depreciation and amortization are provided on the straight-line method over expected useful asset lives as follows: buildings and improvements, ranging from three to thirty-one and a half years; laboratory equipment and furniture and fixtures, ranging from three to seven years; leasehold improvements, the lesser of the useful life of the improvement or the remaining life of the building or lease, as applicable; and computer software developed or obtained for internal use, ranging from three to seven years.

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

Intangible Assets

Intangible assets are recognized at fair value, as an asset apart from goodwill if the asset arises from contractual or other legal rights, or if it is separable. Intangible assets, principally representing the cost of customer related intangibles, non-competition agreements and technology acquired, are capitalized and amortized on the straight-line method over their expected useful life, which generally ranges from five to twenty years. Intangible assets with indefinite useful lives, consisting principally of acquired tradenames, are not amortized, but instead are periodically reviewed for impairment. In certain business acquisitions, the Company recognizes in-process research and development (“IPR&D”) assets apart from other identifiable intangible assets and net tangible assets. IPR&D assets are initially recognized at fair value and classified as non-amortizable, indefinite-lived intangible assets until completion or abandonment of the research and development project. Upon completion of the project, the IPR&D asset becomes a finite-lived, amortizable asset and if the project is abandoned, the IPR&D asset is immediately expensed. IPR&D assets are also periodically reviewed for impairment.

Recoverability and Impairment of Goodwill

The Company reviews goodwill and certain intangible assets periodically for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The goodwill impairment test is performed at least annually, or more frequently, in the case of other events that indicate a potential impairment.

The annual impairment test includes an option to perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying value prior to performing the two-step quantitative goodwill impairment test. The quantitative impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Management's estimate of fair value considers publicly available information regarding the market capitalization of the Company as well as (i) the financial projections and future prospects of the Company's business, including its growth opportunities and likely operational improvements, and (ii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value for the reporting unit to the book value of the reporting unit. If the book value is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. Management believes its estimation methods are reasonable and reflective of common valuation practices.

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

As of December 31, 2012, the Company classified the assets and liabilities of HemoCue as held for sale in the accompanying consolidated balance sheets. In the fourth quarter of 2012, the Company received several offers to purchase HemoCue, and in February 2013, the Company agreed to sell HemoCue. The proposed consideration to be received indicated that the carrying value of HemoCue is in excess of its fair value. As a result, the Company re-assessed the fair value of the net assets of HemoCue and determined that the goodwill associated with this business was impaired and recorded a pre-tax impairment charge of $78 million in discontinued operations in December 2012 to write down the goodwill.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

The annual impairment test of goodwill was performed at the end of each of the Company's fiscal years and indicated that there was no impairment of the remaining goodwill as of December 31, 2012 or the goodwill as of December 31, 2011.

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

Investments

The Company accounts for investments in trading and available-for-sale equity securities, which are included in other assets in the consolidated balance sheets at fair value. Both realized and unrealized gains and losses for trading securities are recorded currently in earnings as a component of non-operating expenses within other income, net in the consolidated statements of operations. Unrealized gains and losses, net of tax, for available-for-sale securities are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Recognized gains and losses for available-for-sale securities are recorded in other income, net in the consolidated statements of operations. Gains and losses on securities sold are based on the average cost method.

The Company periodically reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. The primary factors considered in the determination are: the length of time that the fair value of the investment is below carrying value; the financial condition, operating performance and near term prospects of the investee; and the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value.

Investments at December 31, 2012 and 2011 consisted of the following:

	2012	2011

Available-for-sale equity securities	$612	$646
Trading equity securities	52,283	46,926
Cash surrender value of life insurance policies	25,018	20,936
Other investments	11,578	11,579

Total	$89,491	$80,087

Investments in available-for-sale equity securities consist of equity securities in public corporations. Investments in trading equity securities represent participant-directed investments of deferred employee compensation and related Company matching contributions held in trusts pursuant to the Company's supplemental deferred compensation plans (see Note 15). The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding a non-qualified deferred compensation program. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments. Other investments do not have readily determinable fair values and consist of investments in preferred and common shares of privately held companies and are accounted for under the cost method.

At both December 31, 2012 and 2011, the Company had gross unrealized gains from available-for-sale equity securities of approximately $0.6 million. For the year ended December 31, 2011, other income, net within the consolidated statements of operations, includes a $3.2 million pre-tax gain associated with the sale of an investment accounted for under the cost method. For the years ended December 31, 2012, 2011 and 2010, gains from trading equity securities totaled $4.9 million, $0.1 million and $3.3 million, respectively, and are included in other income, net. For the years ended December 31, 2012, 2011 and 2010, gains from changes in the cash surrender value of life insurance policies totaled $1.6 million, $0.2 million and $2.4 million, respectively, and are included in other income, net.

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

The Company accounts for these derivatives as either an asset or liability measured at its fair value. The fair value is based upon model-derived valuations in which all significant inputs are observable in active markets and includes an adjustment for the credit risk of the obligor's non-performance. For a derivative instrument that has been formally designated as a fair value hedge, fair value gains or losses on the derivative instrument are reported in earnings, together with offsetting fair value gains or losses on the hedged item that are attributable to the risk being hedged. For derivatives that have been formally designated as a cash flow hedge, the effective portion of changes in the fair value of the derivatives is recorded in accumulated other comprehensive income (loss) and the ineffective portion is recorded in earnings. Upon maturity or early termination of an effective interest rate swap designated as a cash flow hedge, unrealized gains or losses are deferred in stockholders' equity, as a component of accumulated other comprehensive income (loss), and are amortized as an adjustment to interest expense over the period during which the hedged forecasted transaction affects earnings. At inception and quarterly thereafter, the Company formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative financial instrument's gain or loss are included in the assessment of hedge effectiveness. If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting and any deferred gains or losses related to a discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive income (loss), unless it is probable that the forecasted transaction will not occur. If it is probable that the forecasted transaction will not occur by the originally specified time period, the Company discontinues hedge accounting, and any deferred gains or losses reported in accumulated other comprehensive income (loss) are classified into earnings immediately.

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

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and deferred gains and losses related to certain derivative financial instruments (see Note 13).

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

New Accounting Standards

In July 2012, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting standards related to the testing of indefinite-lived intangible assets, other than goodwill, for impairment. Similar to the guidance related to the testing of goodwill for impairment, an entity testing an indefinite-lived intangible asset for impairment has the option to perform a qualitative assessment before calculating the fair value of the asset. If, after assessing the totality of events and circumstances an entity determines that it is not more-likely-than-not that the indefinite-lived intangible asset is impaired, the entity would not be required to perform the quantitative impairment test. However, if the qualitative assessment indicates that it is more-likely-than-not that the fair value of the asset is less than its carrying amount, then the quantitative assessment must be performed. An entity is permitted to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets and may also bypass the qualitative assessment and begin with the quantitative assessment of indefinite-lived intangible assets for impairment. This amendment is effective for the Company for annual and interim impairment tests performed on or after January 1, 2013 and is not expected to have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued a new accounting standard that adds new disclosure requirements for amounts reclassified out of accumulated other comprehensive income ("AOCI").  The total changes in AOCI must be disaggregated between reclassification adjustments and current period other comprehensive income. This new standard also requires an entity to present reclassification adjustments out of AOCI either on the face of the income statement or in the notes to the financial statements based on their source and the income statement line items affected by the reclassification. This standard is effective prospectively for the Company for interim and annual periods beginning on January 1, 2013. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	2012	2011	2010
Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$630,085	$459,009	$708,734
Income (loss) from discontinued operations, net of taxes	(74,364)	11,558	12,160
Net income attributable to Quest Diagnostics’ common stockholders	$555,721	$470,567	$720,894

Income from continuing operations	$630,085	$459,009	$708,734
Less: Earnings allocated to participating securities	2,506	2,907	3,292
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$627,579	$456,102	$705,442

Weighted average common shares outstanding – basic	158,572	158,672	175,684
Effect of dilutive securities:
Stock options and performance share units	1,493	1,500	1,636
Weighted average common shares outstanding – diluted	160,065	160,172	177,320

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$3.96	$2.88	$4.01
Income (loss) from discontinued operations	(0.47)	0.07	0.07
Net income	$3.49	$2.95	$4.08

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$3.92	$2.85	$3.98
Income (loss) from discontinued operations	(0.46)	0.07	0.07
Net income	$3.46	$2.92	$4.05

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect (shares in thousands):

	2012	2011	2010

Stock options and performance share units	1,793	2,259	2,886

4.    INVIGORATE PROGRAM

During the first quarter of 2012, the Company committed to a course of action related to a multi-year program called Invigorate which is designed to reduce its cost structure. The Invigorate program is intended to address continued reimbursement pressures and labor and benefit cost increases, free up additional resources to invest in science, innovation and other growth initiatives, and enable the Company to improve operating profitability and quality. In connection with this program, the Company also launched a voluntary retirement program to certain eligible employees. The Invigorate program is currently expected to be principally completed by the end of 2014.

In October 2012, the Company launched a major management restructuring aimed at driving operational excellence and restoring growth. The key element of this organizational change is to eliminate the complexity associated with the Company's prior structure, including reducing management layers, so that the Company can better focus on customers and

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

speed decision-making. The new organization is designed to align around future growth opportunities, improve execution and leverage company-wide infrastructure to maximize value and efficiency. The majority of the organizational changes began on January 1, 2013. In connection with these changes the Company expects to eliminate three management layers, and approximately 400 to 600 management positions, by the end of 2013.

The following table provides a summary of the Company's pre-tax restructuring and integration charges associated with Invigorate for the year ended December 31, 2012:

2012

Employee separation costs	$57,029
Facility-related costs	448
Asset impairment charges	1,196
Accelerated vesting of stock-based compensation	2,274

Total restructuring charges	60,947
Other integration costs	11,965

Total restructuring and integration charges	$72,912

Of the total employee separation costs noted above, $44.5 million represent costs incurred under the Company's voluntary retirement program for the year ended December 31, 2012.

Of the total $72.9 million in restructuring and integration charges incurred during the year ended December 31, 2012, $47.2 million and $25.7 million was recorded in cost of services and selling, general and administrative expenses, respectively. These charges were primarily recorded in the Company's Diagnostics Information Services ("DIS') business.

The following table summarizes the activity of the restructuring liability as of December 31, 2012:

	Employee Separation Costs	Facility-Related Costs	Total

Initial charges	$57,029	$448	$57,477
Cash payments	(17,565)	(191)	(17,756)
Other / adjustments	554	—	554

Balance, December 31, 2012	$40,018	$257	$40,275

In addition to the restructuring and integration charges noted above, the Company incurred approximately $33.1 million of which $28.5 million principally represent professional fees incurred in connection with further restructuring and integration of the Company's business for the year ended December 31, 2012; with the remainder representing costs related to the integration of recently acquired companies with the Company's operations.

5.    BUSINESS ACQUISITIONS

Acquisition of Athena Diagnostics

On April 4, 2011, the Company completed its acquisition of Athena Diagnostics (“Athena”) in an all-cash transaction valued at $740 million. Athena is the leading provider of advanced diagnostic tests related to neurological conditions and generated revenues of approximately $110 million in 2010.

Through the acquisition, the Company acquired all of Athena's operations. The Company financed the all-cash purchase price of $740 million and related transaction costs with a portion of the net proceeds from the Company's 2011 Senior Notes Offering. For the year ended December 31, 2011, transaction costs of $8.2 million were recorded in selling, general and administrative expenses. See Note 12 for further discussion of the 2011 Senior Notes Offering.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

The acquisition of Athena was accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed are recorded based on their estimated fair values as of the closing date. The consolidated financial statements include the results of operations of Athena subsequent to the closing of the acquisition which are not material to the Company's consolidated results of operations.

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

	$220,040

Of the amount allocated to goodwill and intangible assets, approximately $42 million is deductible for tax purposes. All of the goodwill acquired in connection with the Athena acquisition has been allocated to the Company's DIS business.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Acquisition of Celera Corporation

On March 17, 2011, the Company entered into a definitive merger agreement with Celera Corporation (“Celera”) under which the Company agreed to acquire Celera in a transaction valued at approximately $344 million, net of $326 million in acquired cash and short-term marketable securities. Additionally, the Company expects to utilize Celera's available tax credits, net operating loss carryforwards and capitalized tax research and development expenditures to reduce its future tax payments by approximately $110 million. Celera is a healthcare business focused on the integration of genetic testing into routine clinical care through a combination of products and services incorporating proprietary discoveries. Celera offers a portfolio of clinical laboratory tests and disease management services associated with cardiovascular disease. In addition, Celera develops, manufactures and oversees the commercialization of molecular diagnostic products, and has licensed other relevant diagnostic technologies developed to provide personalized disease management in cancer and liver diseases. Celera generated revenues of $128 million in 2010.

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

Through the acquisition, the Company acquired all of Celera's operations. The Company financed the all-cash purchase price of $670 million and related transaction costs with borrowings under its existing credit facilities and cash on hand. Of the total cash purchase price of $670 million, $669 million was paid through December 31, 2012. Accounts payable and accrued expenses at both December 31, 2012 and 2011 included a liability of $1 million representing the remaining merger consideration related to shares of Celera which had not been surrendered as of December 31, 2012 and 2011.

For the year ended December 31, 2011, transaction costs of $8.7 million were recorded in selling, general and administrative expenses. Additionally, for the year ended December 31, 2011, financing related costs of $3.1 million were recorded in interest expense, net.

The acquisition of Celera was accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed are recorded based on their estimated fair values as of the date the Company acquired its controlling ownership interest in Celera. The consolidated financial statements include the results of operations of Celera subsequent to the Company acquiring its controlling ownership interest which are not material to the Company's consolidated results of operations.

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

	$80,330

In addition to the amortizable intangible assets noted above, $5.5 million was allocated to in-process research and development.

Of the amount allocated to goodwill and intangible assets, approximately $28 million is deductible for tax purposes. Of the total goodwill acquired in connection with the Celera acquisition, approximately $104 million has been allocated to the Company's DIS business, with the remainder allocated to the Company's Diagnostics Solutions ("DS") business.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Other Acquisition

On January 6, 2012, the Company completed the acquisition of S.E.D. Medical Laboratories ("S.E.D.") for approximately $50.5 million. Of the all-cash purchase price, approximately $28 million and $19 million, respectively, represented goodwill, which is deductible for tax purposes, and intangible assets, principally comprised of customer-related intangibles.

Pro Forma Combined Financial Information

Supplemental pro forma combined financial information has not been presented as the combined impact of the Athena and Celera acquisitions in 2011 and the S.E.D. acquisition in 2012 were not material to the Company's consolidated financial statements.

6.     FAIR VALUE MEASUREMENTS

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2012		Level 1	Level 2	Level 3
Assets:
Trading securities	$52,283	$52,283	$—	$—
Cash surrender value of life insurance policies	25,018	—	25,018	—
Interest rate swaps	830	—	830	—
Available-for-sale equity securities	612	—	—	612
Foreign currency forward contracts	403	—	403	—

Total	$79,146	$52,283	$26,251	$612

Liabilities:
Deferred compensation liabilities	$82,218	$—	$82,218	$—
Interest rate swaps	3,129	—	3,129	—

Total	$85,347	$—	$85,347	$—

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

The Company offers certain employees the opportunity to participate in supplemental deferred compensation plans. A participant's deferrals, together with Company matching credits, are invested in a variety of participant-directed stock and bond mutual funds that are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation. The deferred compensation liabilities are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the trading securities.

The Company offers certain employees the opportunity to participate in a non-qualified deferred compensation program. A participant's deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program's liability. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments. Changes in the fair value of the deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the deferred compensation obligations are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

The fair value measurements of foreign currency forward contracts are obtained from a third-party pricing service and are based on market prices in actual transactions and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value measurements of the Company's interest rate swaps are model-derived valuations as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions.

Investments in available-for-sale equity securities consist of the revaluation of an existing investment in unregistered common shares of a publicly-held company. This investment is classified within Level 3 because the unregistered securities contain restrictions on their sale, and therefore, the fair value measurement reflects a discount for the effect of the restriction.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At December 31, 2012, the fair value of the Company’s debt was estimated at $3.8 billion, which exceeded the carrying value by $481 million. At December 31, 2011, the fair value of the Company's debt was estimated at $4.4 billion, which exceeded the carrying value by $387 million. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a non-recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Loss
December 31, 2012		Level 1	Level 2	Level 3

Net assets held for sale	$311,734	$—	$311,734	$—	$77,951

In connection with the Company's agreement to sell HemoCue and upon classification of this business as discontinued operations, net assets held for sale with a carrying amount of $390 million were written down to their fair value of $317 million, less estimated costs to sell of $5 million (or $312 million), resulting in a loss of $78 million. This charge is included in income (loss) from discontinued operations, net of taxes. Net assets held for sale are classified within Level 2 and have been measured based upon the estimated proceeds associated with the agreement to sell HemoCue.

7.    TAXES ON INCOME

The Company's pre-tax income from continuing operations consisted of $1.05 billion, $836 million and $1.16 billion from U.S. operations and $17.9 million, $12.5 million and $12.8 million from foreign operations for the years ended December 31, 2012, 2011 and 2010, respectively.

The components of income tax expense for 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Current:
Federal	$332,053	$265,865	$349,755
State and local	60,708	60,273	93,229
Foreign	2,649	2,666	4,283

Deferred:
Federal	13,298	37,245	(6,828)
State and local	(6,152)	(11,073)	(10,782)
Foreign	(659)	(274)	470

Total	$401,897	$354,702	$430,127

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

A reconciliation of the federal statutory rate to the Company's effective tax rate for 2012, 2011 and 2010 was as follows:

	2012	2011	2010

Tax provision at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.4	3.7	4.0
Impact of foreign operations	(0.3)	—	—
Tax credits	(0.2)	(0.5)	(0.3)
Charge associated with settlement of certain legal claims (see Note 17), a portion for which a tax benefit has not been recorded	—	5.2	—
Transaction costs associated with business acquisitions (see Note 5), a portion for which a tax benefit has not been recorded	—	0.3	—
Non-deductible expenses, primarily meals and entertainment expenses	0.3	0.3	0.2
Impact of noncontrolling interests	(1.3)	(1.2)	(1.2)
Other, net	0.7	(1.0)	(1.1)

Effective tax rate	37.6%	41.8%	36.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2012 and 2011 were as follows:

	2012	2011
Current deferred tax assets:
Accounts receivable reserves	$90,784	$85,485
Liabilities not currently deductible	83,425	67,843

Total current deferred tax assets	$174,209	$153,328

Non-current deferred tax assets (liabilities):
Liabilities not currently deductible	$139,869	$151,621
Stock-based compensation	58,253	72,262
Capitalized R&D expense	10,413	16,899
Net operating loss carryforwards, net of valuation allowance	104,257	121,234
Depreciation and amortization	(484,773)	(528,129)

Total non-current deferred tax liabilities, net	$(171,981)	$(166,113)

At December 31, 2012 and 2011, non-current deferred tax assets of $15 million and $18 million, respectively, are recorded in other long-term assets in the consolidated balance sheet. At December 31, 2012 and 2011, non-current deferred tax liabilities of $187 million and $184 million, respectively, are included in other long-term liabilities in the consolidated balance sheet.

As of December 31, 2012, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of $188 million and $987 million, respectively, which expire at various dates through 2032. Estimated net operating loss carryforwards for foreign income tax purposes are $49 million at December 31, 2012, some of which can be carried forward indefinitely while others expire at various dates through 2023. As of December 31, 2012 and 2011, deferred tax assets associated with net operating loss carryforwards of $137 million and $152 million, respectively, have each been reduced by a valuation allowance of $32 million and $31 million, respectively.

Income taxes payable including those classified in other long-term liabilities in the consolidated balance sheets at December 31, 2012 and 2011, were $251 million and $164 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

The total amount of unrecognized tax benefits as of and for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	2012	2011	2010

Balance, beginning of year	$194,861	$151,554	$126,454
Additions:
For tax positions of current year	12,142	63,343	20,904
For tax positions of prior years	10,614	9,196	28,140
Reductions:
Changes in judgment	(1,720)	(13,543)	(13,467)
Expirations of statutes of limitations	(6,061)	(2,952)	(10,477)
Settlements	(10,404)	(12,737)	—

Balance, end of year	$199,432	$194,861	$151,554

The contingent liabilities for tax positions primarily relate to uncertainties associated with the realization of tax benefits derived from the allocation of income and expense among state jurisdictions, the characterization and timing of certain tax deductions associated with business combinations, income and expenses associated with certain intercompany licensing arrangements, and the deductibility of certain settlement payments.

The total amount of unrecognized tax benefits as of December 31, 2012, that, if recognized, would affect the effective income tax rate from continuing operations is $107 million. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $8 million within the next twelve months.

Accruals for interest expense on contingent tax liabilities are classified in income tax expense in the consolidated statements of operations. Accruals for penalties have historically been immaterial. Interest expense included in income tax expense in 2012, 2011 and 2010 was approximately $3 million, $3 million and $2 million, respectively. As of December 31, 2012 and 2011, the Company has approximately $13 million and $11 million, respectively, accrued, net of the benefit of a federal and state deduction, for the payment of interest on uncertain tax positions.

The recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently involves subjectivity. Changes in estimates may create volatility in the Company's effective tax rate in future periods and may be due to settlements with various tax authorities (either favorable or unfavorable), the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates.

In the regular course of business, various federal, state and local and foreign tax authorities conduct examinations of the Company's income tax filings and the Company generally remains subject to examination until the statute of limitations expires for the respective jurisdiction. The Internal Revenue Service (“IRS”) has completed its examinations of the Company's consolidated federal income tax returns up through and including the 2007 tax year. At this time, the Company does not believe that there will be any material additional payments beyond its recorded contingent liability reserves that may be required as a result of these tax audits. As of December 31, 2012, a summary of the tax years that remain subject to examination for the Company's major jurisdictions are:

United States - federal        2008 - 2012
United States - various states    2005 - 2012

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

8.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow data for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010

Depreciation expense	$206,299	$214,070	$214,743
Amortization expense	80,297	67,032	39,221

Interest paid	163,121	161,820	139,802
Income taxes paid	305,428	285,269	421,864

Assets acquired under capital leases	5,580	8,369	18,818

Businesses acquired:
Fair value of assets acquired	50,800	1,560,173	—
Fair value of liabilities assumed	269	148,192	—

Fair value of net assets acquired	50,531	1,411,981	—
Merger consideration paid (payable)	43	(1,045)	—

Cash paid for business acquisitions	50,574	1,410,936	—
Less: Cash acquired	—	112,312	—

Business acquisitions, net of cash acquired	$50,574	$1,298,624	$—

Supplemental continuing operations data for the statement of operations for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010

Depreciation expense	$203,542	$211,052	$213,190

Interest expense	(167,688)	(172,215)	(145,029)
Interest income	2,999	2,601	1,562

Interest expense, net	$(164,689)	$(169,614)	$(143,467)

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

9.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2012 and 2011 consisted of the following:

	2012	2011

Land	$28,510	$35,786
Buildings and improvements	352,638	372,195
Laboratory equipment, furniture and fixtures	1,211,646	1,203,821
Leasehold improvements	436,286	423,126
Computer software developed or obtained for internal use	520,835	464,578
Construction-in-progress	74,253	43,783

	2,624,168	2,543,289
Less: Accumulated depreciation and amortization	(1,868,337)	(1,743,518)

Total	$755,831	$799,771

10.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011

Balance at beginning of year	$5,795,765	$5,101,938
Goodwill acquired during the year	28,144	701,087
Goodwill impairment and write-off associated with sale of business during the year	(85,173)	—
Reclassification to non-current assets held for sale	(218,795)	—
Increase (decrease) related to foreign currency translation	15,907	(7,260)

Balance at end of year	$5,535,848	$5,795,765

Approximately 90% of the Company’s goodwill as of December 31, 2012 and 2011 was associated with its DIS business.

For the year ended December 31, 2012, goodwill acquired was principally associated with the acquisition of S.E.D.. For the year ended December 31, 2011, goodwill acquired was principally associated with the Athena and Celera acquisitions. See Note 5 for further details.

For the year ended December 31, 2012, goodwill impairment was associated with the agreement to sell HemoCue and the write-off of goodwill was associated with the sale of OralDNA. For further details regarding goodwill included in non-current assets held for sale, see Note 18.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Intangible assets at December 31, 2012 and 2011 consisted of the following:

	Weighted Average Amortization Period (Years)	December 31, 2012			December 31, 2011
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related intangibles	19	$566,701	$(173,516)	$393,185	$630,671	$(193,131)	$437,540
Non-compete agreements	4	38,551	(17,123)	21,428	45,798	(14,633)	31,165
Technology	14	131,040	(25,144)	105,896	165,113	(27,929)	137,184
Other	8	141,818	(37,634)	104,184	146,613	(23,552)	123,061

Total	16	878,110	(253,417)	624,693	988,195	(259,245)	728,950

Intangible assets not subject to amortization:
Tradenames		246,200	—	246,200	300,648	—	300,648
In-process research and development		120	—	120	5,250	—	5,250
Other		1,159	—	1,159	764	—	764

Total intangible assets		$1,125,589	$(253,417)	$872,172	$1,294,857	$(259,245)	$1,035,612

Amortization expense related to intangible assets was $75 million, $61 million and $33 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2012 is as follows:

Year Ending December 31,
2013	$72,979
2014	70,817
2015	59,552
2016	52,842
2017	49,088
Thereafter	319,415

Total	$624,693

In December 2012, $219 million of goodwill and $111 million of intangible assets, net were reclassified to non-current assets held for sale in the Consolidated Balance Sheet. For further discussion see Note 18.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

11.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2012 and 2011 consisted of the following:

	2012	2011

Trade accounts payable	$203,547	$215,340
Accrued wages and benefits	334,999	339,768
Income taxes payable	77,846	4,591
Accrued interest	61,454	61,785
Accrued expenses	338,345	285,280

Total	$1,016,191	$906,764

12.    DEBT

Short-term borrowings and current portion of long-term debt at December 31, 2012 and 2011 consisted of the following:

	2012	2011

Secured Receivables Credit Facility	$—	$85,000
Current portion of long-term debt	9,404	569,395

Total short-term borrowings and current portion of long-term debt	$9,404	$654,395

Short-term weighted average interest rates	0.98%	1.42%

Long-term debt at December 31, 2012 and 2011 consisted of the following:

	2012	2011

Term Loan due May 2012	$—	$560,000
Floating Rate Senior Notes due March 2014	200,000	200,000
5.45% Senior Notes due November 2015	499,171	499,387
3.20% Senior Notes due April 2016	311,478	310,622
6.40% Senior Notes due July 2017	374,640	374,561
4.75% Senior Notes due January 2020	543,678	539,688
4.70% Senior Notes due April 2021	547,104	549,152
6.95% Senior Notes due July 2037	421,154	420,997
5.75% Senior Notes due January 2040	438,742	438,323
Other	27,610	47,187

Total long-term debt	3,363,577	3,939,917
Less: current portion of long-term debt	9,404	569,395

Total long-term debt, net of current portion	$3,354,173	$3,370,522

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Secured Receivables Credit Facility

The Company has a $525 million secured receivables credit facility (the “Secured Receivables Credit Facility”) that is supported by back-up facilities provided on a committed basis by two banks in the amounts of $275 million and $250 million, which mature on December 6, 2013. Interest on the Secured Receivables Credit Facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. At December 31, 2012 and 2011, the Company's borrowing rate under the Secured Receivables Credit Facility was 0.97% and 1.02%, respectively. Borrowings under the Secured Receivables Credit Facility are collateralized by certain domestic receivables.

Senior Unsecured Revolving Credit Facility

In September 2011, the Company entered into a $750 million senior unsecured revolving credit facility (the “Credit Facility”) which replaced the Company's then existing $750 million senior unsecured revolving credit facility that was scheduled to mature in May 2012. Under the Credit Facility, the Company can issue letters of credit totaling $150 million, which reduce the available borrowing capacity. At December 31, 2012, letters of credit totaling $0.3 million were issued under the Credit Facility. Interest on the Credit Facility, which matures in September 2016, is based on certain published rates plus an applicable margin that will vary over a range from 75 basis points to 175 basis points based on changes in the Company's public debt ratings. At the option of the Company, it may elect to lock into LIBOR-based interest rates for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate, the federal funds rate or an adjusted LIBOR rate. At both December 31, 2012 and 2011, the Company's borrowing rate for LIBOR-based loans under the Credit Facility was LIBOR plus 1.125%. The Credit Facility contains various covenants, including the maintenance of certain financial ratios, which could impact the Company's ability to, among other things, incur additional indebtedness. At both December 31, 2012 and 2011, there were no outstanding borrowings under the Company's senior unsecured revolving credit facility.

2011 Senior Notes Offering

In March 2011, the Company completed a $1.25 billion senior notes offering (the “2011 Senior Notes”) that was sold in four tranches: (a) $200 million aggregate principal amount of three-month LIBOR plus 0.85% floating rate senior notes due March 24, 2014, (b) $300 million aggregate principal amount of 3.20% senior notes due April 1, 2016, (c) $550 million aggregate principal amount of 4.70% senior notes due April 1, 2021, and (d) $200 million aggregate principal amount of 5.75% senior notes due January 30, 2040. The Senior Notes due 2040 were a reopening of the $250 million aggregate principal amount of 5.75% senior notes due 2040 that were originally issued on November 17, 2009. The three-month LIBOR on the floating rate senior notes at December 31, 2012 and 2011 was 0.31% and 0.58%, respectively. These senior notes are unsecured obligations of the Company and rank equally with the Company's other senior unsecured obligations. None of the Company's senior notes have a sinking fund requirement.

The Company used $750 million of the net proceeds from the 2011 Senior Notes to fund the purchase price and related transaction costs associated with its acquisition of Athena, which closed on April 4, 2011 (see Note 5), and $485 million of the net proceeds, together with $90 million of cash on hand, to repay outstanding indebtedness under the Company's senior unsecured revolving credit facility and its secured receivables credit facility.

Term Loan due 2012

The Term Loan due 2012 matured on May 31, 2012 and required principal repayments of $280 million on both March 31, 2012 and May 31, 2012. Interest under the Term Loan due 2012 was based on certain published rates plus an applicable margin that varied over a range from 40 basis points to 125 basis points based on changes in the Company's public debt ratings. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts was based on an alternate base rate, which was calculated by reference to the prime rate or federal funds rate. As of December 31, 2011, the Company's borrowing rate for LIBOR-based loans was LIBOR plus 0.40%.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Fair Value Hedges

As further discussed in Note 13, the Company has hedged the risk of changes in fair value attributable to the variability in interest rates on a portion of certain senior notes through the use of interest rate swaps, which have been designated as fair value hedges. The carrying value of these senior notes have been increased (decreased) for changes in fair value of the related hedges and the amortization of the terminated hedges as of December 31, 2012 and 2011 as follows:

	Notional Amount Hedged	2012	2011

5.45% Senior Notes due November 2015	$200,000	$(376)	$—
3.20% Senior Notes due April 2016	200,000	11,659	10,858
4.75% Senior Notes due January 2020	350,000	48,912	45,662
4.70% Senior Notes due April 2021	200,000	(2,140)	—

		$58,055	$56,520

Maturities of Long-Term Debt

As of December 31, 2012, long-term debt maturing in each of the years subsequent to December 31, 2013 is as follows:

Year Ending December 31,
2014	$208,994
2015	506,446
2016	302,190
2017	375,564
2018	12
Thereafter	1,925,000

Total maturities of long-term debt	3,318,206
Unamortized discount	(22,088)
Fair value basis adjustments attributable to hedged debt	58,055

Total long-term debt, net of current portion	$3,354,173

13.    FINANCIAL INSTRUMENTS

Interest Rate Derivatives – Cash Flow Hedges

The Company has entered into various interest rate lock agreements and forward starting interest rate swap agreements to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates. Prior to their maturity or settlement, the Company records derivative financial instruments, which have been designated as cash flow hedges, as either an asset or liability measured at their fair value. The effective portion of changes in the fair value of these derivatives represent deferred gains or losses that are recorded in accumulated other comprehensive income (loss) that are reclassified from accumulated other comprehensive income (loss) to the statement of operations in the same period or periods during which the hedged transaction affects earnings, which is when the Company recognizes interest expense on the hedged cash flows. The total net loss, net of taxes, recognized in accumulated other comprehensive income (loss), related to the Company's cash flow hedges as of December 31, 2012 and 2011 was $6.8 million and $7.7 million, respectively. The loss recognized on the Company's cash flow hedges for the years ended December 31, 2012, 2011 and 2010, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $1.3 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020. In prior years, the Company entered into various fixed-to-variable interest rate swap agreements with an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 0.54% and one-month LIBOR plus 1.33%. In July 2012, the Company monetized the value of these interest rate swap assets by terminating the hedging instruments. The asset value, including accrued interest through the date of termination, was $71.8 million and the amount to be amortized as a reduction of interest expense over the remaining terms of the hedged debt instruments was $65.2 million. Immediately after the termination of these interest rate swaps, the Company entered into new fixed-to-variable interest rate swap agreements on the same Senior Notes. The fixed-to-variable interest rate swap agreements that the Company entered into in July 2012 have an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 2.3% and one-month LIBOR plus 3.6%. During the fourth quarter of 2012, the Company entered into additional fixed-to-variable interest rate swap agreements with an aggregate notional amount of $400 million and variable interest rates based on one-month LIBOR plus a spread ranging from 3.4% to 5.1%. These derivative financial instruments are accounted for as fair value hedges on a portion of the Senior Notes due 2015 and a portion of the Senior Notes due 2021.

The interest rate swaps associated with the Senior Notes due 2016 are classified as assets with fair values of $0.8 million and $10.9 million at December 31, 2012 and 2011, respectively. The interest rate swaps associated with the Senior Notes due 2015, 2020 and 2021 are classified as liabilities with an aggregate fair value of $3.1 million at December 31, 2012. The interest rate swaps associated with the Senior Notes due 2020 were classified as assets with a fair value of $45.7 million at December 31, 2011. Since inception, the fair value hedges have been effective or highly effective; therefore, there is no impact on earnings for the years ended December 31, 2012, 2011 and 2010 as a result of hedge ineffectiveness.

Foreign Currency Forward Contracts

The Company uses foreign exchange forward contracts to manage its risk associated with foreign currency denominated cash flows. As of December 31, 2012, the gross notional amount of foreign currency forward contracts in U.S. dollars was $7.3 million and principally consists of contracts in Swedish krona.

A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	December 31, 2012		December 31, 2011
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$830	Other assets	$56,520

Liability Derivatives:
Interest rate swaps	Other liabilities	3,129	Other liabilities	—

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Foreign currency forward contracts	Other current assets	403	Other current assets	180

Liability Derivatives:
Foreign currency forward contracts	Other current liabilities	—	Other current liabilities	1,648

Total Net Derivatives (Liability) Asset		$(1,896)		$55,052

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

14.    PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY

Series Preferred Stock

Quest Diagnostics is authorized to issue up to 10 million shares of Series Preferred Stock, par value $1.00 per share. The Company's Board of Directors has the authority to issue such shares without stockholder approval and to determine the designations, preferences, rights and restrictions of such shares. Of the authorized shares, 1.3 million shares have been designated Series A Preferred Stock. No shares are currently outstanding.

Common Stock

On May 4, 2006, the Company's Restated Certificate of Incorporation was amended to increase the number of authorized shares of common stock, par value $0.01 per share, from 300 million shares to 600 million shares.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) for 2012, 2011 and 2010 were as follows:

	Foreign Currency Translation Adjustment	Market Value Adjustment	Deferred Loss	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2009	$(13,408)	$(216)	$(7,337)	$(20,961)
Currency translation	27,271	—	—	27,271
Market valuation, net of tax	—	3,090	—	3,090
Net deferred loss on cash flow hedges, net of tax	—	—	724	724
Other	—	502	—	502

Balance, December 31, 2010	13,863	3,376	(6,613)	10,626
Currency translation	(12,920)	—	—	(12,920)
Market valuation, net of tax	—	(2,696)	—	(2,696)
Net deferred loss on cash flow hedges, net of tax	—	—	(1,042)	(1,042)
Other	—	(2,035)	—	(2,035)

Balance, December 31, 2011	943	(1,355)	(7,655)	(8,067)
Currency translation	24,520	—	—	24,520
Market valuation, net of tax	—	(20)	—	(20)
Net deferred loss on cash flow hedges, net of tax	—	—	838	838
Other	—	(2,951)	—	(2,951)

Balance, December 31, 2012	$25,463	$(4,326)	$(6,817)	$14,320

The market valuation adjustments represent unrealized holding gains (losses) on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 13). For the years ended December 31, 2012, 2011 and 2010, the tax effects related to the market valuation adjustments and deferred losses were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Dividends

During each of the first three quarters in 2012, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per common share, and in November 2012, declared an increase in the quarterly cash dividend from $0.17 per common share to $0.30 per common share. This 76% increase raises the annual dividend rate to $1.20 per common share from $0.68 per common share and represents a three-fold increase from the annual rate in effect in 2011.

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

For the year ended December 31, 2012, the Company repurchased 3.4 million shares of its common stock at an average price of $58.31 per share for a total of $200 million. At December 31, 2012, $865 million remained available under the Company’s share repurchase authorizations.

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

Under the ASR, in January 2010, the Company repurchased 4.5 million shares of the Company's outstanding common stock for an initial purchase price of $56.05 per share. The purchase price of these shares was subject to an adjustment based on the volume weighted average price of the Company's common stock during a period following execution of the agreement. The total cost of the initial purchase was $250 million. The purchase price adjustment was settled in the first quarter of 2010 and resulted in an additional cash payment of $0.7 million, for a final purchase price of $251 million, or $56.21 per share.

For the years ended December 31, 2012, 2011 and 2010 the Company reissued 3.9 million shares, 3.6 million shares and 2.1 million shares, respectively, for employee benefit plans.

15.    STOCK OWNERSHIP AND COMPENSATION PLANS

Employee and Non-employee Directors Stock Ownership Programs

In 2005, the Company established the ELTIP to replace the Company's prior Employee Equity Participation Programs established in 1999 (the “1999 EEPP”). At the Company's annual shareholders' meeting in May 2012, the shareholders approved certain amendments to the ELTIP including: (i) increasing the number of shares available for award under the ELTIP by approximately 7 million shares; (ii) limiting the number of shares subject to stock options or SARs that may be awarded to an individual during any fiscal year to 2,000,000; (iii) limiting the number of shares subject to stock awards that may be awarded to an individual during any fiscal year to 1,000,000; (iv) prohibiting the exchange of stock options or SARs for cash; and (v) extending the term of the ELTIP until the date of the 2022 annual shareholders' meeting.

The ELTIP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) stock awards. The ELTIP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Company common stock at an exercise price no less than the fair market value of the Company's common stock on the date of grant. The stock options are subject to forfeiture if employment terminates prior to the end of the vesting period prescribed by the Board of Directors. Grants of stock appreciation rights allow eligible employees to receive a payment based

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

on the appreciation of Company common stock in cash, shares of Company common stock or a combination thereof. The stock appreciation rights are granted at an exercise price no less than the fair market value of the Company's common stock on the date of grant. Stock options and stock appreciation rights granted under the ELTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant. No stock appreciation rights have been granted under the ELTIP or the 1999 EEPP. The ELTIP allows eligible employees to receive awards of shares, or the right to receive shares, of Company common stock, the equivalent value in cash or a combination thereof. These shares are generally earned on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the vesting period prescribed by the Board of Directors. For performance share unit awards, the actual amount of performance share awards earned is based on the achievement of the performance goals specified in the awards. Key executive, managerial and technical employees are eligible to participate in the ELTIP. The provisions of the 1999 EEPP were similar to those outlined above for the ELTIP. Certain options granted under the 1999 EEPP remain outstanding.

The maximum number of shares of Company common stock that may be optioned or granted under the ELTIP is approximately 60 million shares.

In 2005, the Company established the DLTIP, to replace the Company's prior plan established in 1998. At the Company's annual shareholders' meeting in May 2009, the shareholders approved certain amendments to the DLTIP including: (i) increasing the number of shares available for award under the DLTIP by 0.4 million shares; (ii) increasing the maximum term that the Board of Directors may establish for awards of stock options from seven to ten years, beginning with awards in 2009; and (iii) extending the term of the DLTIP until the date of the 2019 annual shareholders' meeting.

The DLTIP provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Company common stock at an exercise price no less than the fair market value of the Company's common stock on the date of grant. The DLTIP also permits awards of restricted stock and restricted stock units to non-employee directors. Stock options granted under the DLTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant, and generally become exercisable in three equal annual installments beginning on the first anniversary date of the grant of the option regardless of whether the optionee remains a director of the Company. The maximum number of shares that may be issued under the DLTIP is 2.4 million shares. For the years ended December 31, 2012, 2011 and 2010, grants under the DLTIP totaled 72 thousand shares, 60 thousand shares and 77 thousand shares, respectively.

In general, the Company's practice has been to issue shares related to its stock-based compensation program from shares of its common stock held in treasury. See Note 14 for further information regarding the Company's share repurchase program.

The fair value of each stock option award granted was estimated on the date of grant using a lattice-based option-valuation model. The expected volatility under the lattice-based option-valuation model was based on the current and the historical implied volatilities from traded options of the Company's common stock. The dividend yield was based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate of each stock option granted was based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from 1 month to 10 years. The expected holding period of the options granted was estimated using the historical exercise behavior of employees. The weighted average assumptions used in valuing options granted in the periods presented are:

	2012	2011	2010

Weighted average fair value of options at grant date	$15.87	$18.08	$17.60
Expected volatility	27%	27.2%	26.8%
Dividend yield	0.9%	0.8%	0.7%
Risk-free interest rate	1.3% - 1.5%	2.7% - 3.1%	2.8% - 3.2%
Expected holding period, in years	6.7 - 7.5	6.8 - 7.6	6.7 - 7.6

The fair value of restricted stock awards and performance share units is the average market price of the Company's common stock at the date of grant.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Transactions under the stock option plans for 2012 were as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options outstanding, beginning of year	10,309	$49.16
Options granted	1,409	57.71
Options exercised	(3,467)	46.76
Options forfeited and canceled	(500)	51.47

Options outstanding, end of year	7,751	$51.68	5.0	$51,146

Exercisable, end of year	5,537	$49.51	2.4	$48,564
Vested and expected to vest, end of year	7,676	$51.63	5.0	$51,071

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing common stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised in 2012, 2011 and 2010 was $45 million, $43 million and $22 million, respectively.

As of December 31, 2012, there was $10 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.9 years.

The following summarizes the activity relative to stock awards, including restricted stock awards, restricted stock units and performance share units, for 2012, 2011 and 2010:

	2012		2011		2010
	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value
Shares outstanding, beginning of year	1,957	$54.61	2,140	$51.54	2,747	$50.27
Shares granted	779	57.78	877	56.81	876	55.44
Shares vested	(899)	52.62	(930)	48.93	(742)	51.48
Shares forfeited and canceled	(97)	57.09	(100)	55.47	(130)	52.34
Adjustment to estimate of performance share units to be earned	(544)	57.06	(30)	53.23	(611)	51.33

Shares outstanding, end of year	1,196	$56.84	1,957	$54.61	2,140	$51.54

As of December 31, 2012, there was $21 million of unrecognized stock-based compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted average period of 1.8 years. Total fair value of shares vested was $53 million, $53 million and $41 million for the years ended December 31, 2012, 2011 and 2010, respectively. The amount of unrecognized stock-based compensation cost is subject to change based on revisions, if any, to management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned at the end of the performance periods.

For the years ended December 31, 2012, 2011 and 2010, stock-based compensation expense totaled $50 million, $72 million and $54 million, respectively. Income tax benefits related to stock-based compensation expense totaled $19 million, $28 million and $21 million for the years ended December 31, 2012, 2011 and 2010, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan (“ESPP”), substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock. The purchase price of the stock is 85% of the market price of the Company's common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees is 5 million. Approximately 406, 425 and 464 thousand shares of common stock were purchased by eligible employees in 2012, 2011 and 2010, respectively.

Defined Contribution Plans

The Company maintained qualified defined contribution plans covering substantially all of its employees. Prior to 2012, the Company matched employee contributions up to a maximum of 6%. As of January 1, 2012, the maximum Company matching contribution was reduced from 6% to 5% of eligible employee compensation. The Company's expense for contributions to its defined contribution plans aggregated $73 million, $82 million and $79 million for 2012, 2011 and 2010, respectively.

Supplemental Deferred Compensation Plans

The Company has a supplemental deferred compensation plan that is an unfunded, non-qualified plan that provides for certain management and highly compensated employees to defer up to 50% of their salary in excess of their defined contribution plan limits and for certain eligible employees, up to 95% of their variable incentive compensation. Prior to 2012, the Company matched employee contributions up to a maximum of 6%. As of January 1, 2012, the maximum Company matching contribution was reduced from 6% to 5% of eligible employee compensation. The compensation deferred under this plan, together with Company matching amounts, are credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation, Company match and earnings credited to their account. The Company maintained another unfunded, non-qualified supplemental deferred compensation plan that was not material. The amounts accrued under the Company's deferred compensation plans were $52 million and $47 million at December 31, 2012 and 2011, respectively. Although the Company is currently contributing all participant deferrals and matching amounts to trusts, the funds in these trusts, totaling $52 million and $47 million at December 31, 2012 and 2011, respectively, are general assets of the Company and are subject to any claims of the Company's creditors.

The Company also offers certain employees the opportunity to participate in a non-qualified deferred compensation program. Eligible participants are allowed to defer up to 20 thousand dollars of eligible compensation per year. The Company matches employee contributions equal to 25%, up to a maximum of 5 thousand dollars per plan year. A participant's deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. Each participant is fully vested in their deferred compensation and vest in Company matching contributions over a four-year period at 25% per year. The amounts accrued under this plan were $30 million and $25 million at December 31, 2012 and 2011, respectively. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program's liability. The cash surrender value of such life insurance policies was $25 million and $21 million at December 31, 2012 and 2011, respectively.

For the years ended December 31, 2012, 2011 and 2010, the Company's expense for matching contributions to these plans were not material.

16.    RELATED PARTY TRANSACTIONS

At December 31, 2010, GSK beneficially owned approximately 18% of the outstanding shares of Quest Diagnostics common stock. On January 31, 2011, the Company agreed to repurchase from SB Holdings Capital Inc., a wholly-owned subsidiary of GSK, approximately one-half of GSK's ownership interest in the Company, or 15.4 million shares of the Company's common stock at a purchase price of $54.30 per share for $835 million (the “Repurchase”).

In a separate transaction on January 31, 2011, GSK agreed to sell in an underwritten offering to the public, its remaining ownership interest in the Company, or 15.4 million shares of the Company's common stock (the “Offering”). The Company did not sell any shares of common stock in the Offering, which closed on February 4, 2011, and did not receive any

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

of the proceeds. Subsequent to the Repurchase and the Offering, GSK no longer beneficially owned any shares of Quest Diagnostics common stock.

Quest Diagnostics is the primary provider of testing to support GSK's clinical trials testing requirements under a worldwide agreement (the “Clinical Trials Agreement”). Net revenues, primarily derived under the Clinical Trials Agreement, were $63 million for 2010.

17.     COMMITMENTS AND CONTINGENCIES

Letter of Credit Lines and Contractual Obligations

The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 18, 2013.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $60 million in letters of credit were outstanding at December 31, 2012. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments. In addition, $1 million of bank guarantees were outstanding at December 31, 2012 in support of certain foreign operations.

Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 2012 are as follows:

Year Ending December 31,
2013	$181,167
2014	140,261
2015	106,603
2016	72,070
2017	42,922
2018 and thereafter	130,243

Minimum lease payments	673,266
Noncancelable sub-lease income	—

Net minimum lease payments	$673,266

Operating lease rental expense for 2012, 2011 and 2010 totaled $211 million, $218 million and $195 million, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays, is recorded on a straight-line basis over the term of the lease.

The Company has certain noncancelable commitments to purchase products or services from various suppliers, mainly for consulting and other service agreements, and standing orders to purchase reagents and other laboratory supplies. At December 31, 2012, the approximate total future purchase commitments are $96 million, of which $39 million are expected to be incurred in 2013, $47 million are expected to be incurred in 2014 through 2015 and the balance thereafter.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Contingent Lease Obligations

The Company remains subject to contingent obligations under certain real estate leases that were entered into by certain predecessor companies of a subsidiary prior to the Company's acquisition of the subsidiary. While over the course of many years, the title to the properties and interest in the subject leases have been transferred to third parties and the subject leases have been amended several times by such third parties, the lessors have not formally released the subsidiary predecessor companies from their original obligations under the leases and therefore remain contingently liable in the event of default. The remaining terms of the lease obligations and the Company's corresponding indemnifications range from 11 to 35 years. The lease payments under certain leases are subject to market value adjustments and contingent rental payments and therefore, the total contingent obligations under the leases cannot be precisely determined but are likely to total several hundred million dollars. A claim against the Company would be made only upon the current lessee's default and after a series of claims and corresponding defaults by third parties that precede the Company in the order of liability. The Company also has certain indemnification rights from other parties to recover losses in the event of default on the lease obligations. The Company believes that the likelihood of its performance under these contingent obligations is remote and no liability has been recorded for any potential payments under the contingent lease obligations.

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

In November 2009, the U.S. District Court for the Southern District of New York partially unsealed a civil complaint,
U.S. ex rel. Fair Laboratory Practices Associates v. Quest Diagnostics Incorporated, filed against the Company under the whistleblower provisions of the federal False Claims Act. The complaint alleged, among other things, violations of the federal
Anti-Kickback Statute and the federal False Claims Act in connection with the Company's pricing of laboratory services. The complaint seeks damages for alleged false claims associated with laboratory tests reimbursed by government payers, treble damages and civil penalties. In March 2011, the district court granted the Company's motion to dismiss the relators' complaint and disqualified the relators and their counsel from pursuing an action based on the facts alleged in the complaint; the relators filed a notice of appeal. In July 2011, the government filed a notice declining to intervene in the action and the Court entered a final judgment in the Company's favor. The relators' appeal is pending.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Company filed a motion seeking to limit the application of the NJLAD to only those members of the purported class who worked in New Jersey and to dismiss the individual defendants. The motion was granted. The only remaining NJLAD claim is that of the named plaintiff; the ERISA claim remains in the case. Both parties have filed summary judgment motions, which are pending.

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

In March 2011, prior to the Company's acquisition of Celera, several putative class action lawsuits were filed by shareholders of Celera against the Company, Celera, and the directors of Celera in the Court of Chancery of Delaware and in California.  The suits allege that Celera's directors breached their fiduciary duties in connection with the Company's proposed acquisition of Celera, and that the Company aided and abetted those alleged breaches.  The parties reached a settlement, and the Court of Chancery of Delaware certified a settlement class and approved the settlement over the objection of a Celera shareholder, BVF Partners L.P. (“BVF”).  Plaintiffs in two substantively similar lawsuits filed in the United States District Court for the Northern District of California were not party to the settlement agreement but the claims of those plaintiffs were released pursuant to Court of Chancery's order. On appeal of the  Court of Chancery's decision, the Supreme Court of the State of Delaware affirmed the certification of the settlement class and approval of the settlement, but determined that BVF should have been afforded the right to “opt out” of the settlement and pursue its claims.  The case has been remanded to the Court of Chancery for further proceedings.

In July 2012, a putative class action entitled Mt. Lookout Chiropractic Center Inc. v. Quest Diagnostics Incorporated, et al. was filed in the United States District Court for the District of New Jersey against the Company, two of its subsidiaries and others. The complaint alleges that the defendants violated the federal Telephone Consumer Protection Act by sending fax advertisements without permission and without the required opt-out notice, and seeks monetary damages and injunctive relief. The Company has filed an answer to the complaint.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of December 31, 2012, the Company does not believe that any losses related to the Other Legal Matters described above are probable. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the Other Legal Matters described above, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

Reserves for Legal Matters

Reserves for legal matters, unrelated to those described above in "Other Legal Matters", totaled less than $5 million at both December 31, 2012 and 2011.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled approximately $110 million and $127 million as of December 31, 2012 and 2011, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

18.    HELD FOR SALE AND DISCONTINUED OPERATIONS
During the fourth quarter of 2012, the Company committed to a plan to sell HemoCue. In February 2013, the Company entered into an agreement to sell HemoCue for approximately $300 million plus estimated cash on hand at closing and other customary working capital adjustments. The Company completed the sale of OralDNA in December 2012. As a result, the Company's 2012 results include charges in discontinued operations for the asset impairment associated with HemoCue and the loss on sale associated with OralDNA totaling $86 million. Discontinued operations also includes a $7.5 million income tax expense related to the re-valuation of deferred tax assets associated with HemoCue and a $4.4 million income tax benefit related to the remeasurement of deferred taxes associated with HemoCue as a result of an enacted income tax rate change in Sweden.
Results of operations for HemoCue and OralDNA have been reported as discontinued operations in the accompanying consolidated financial statements and related notes to consolidated financial statements for all periods presented. At December 31, 2012, the assets and liabilities of HemoCue have been reported as held for sale in the accompanying balance sheet.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

During the third quarter of 2006, the Company completed its wind down of NID, a test kit manufacturing subsidiary, and classified the operations of NID as discontinued operations. Results of operations for NID have been reported as discontinued operations in the accompanying consolidated statements of operations and related disclosures for all periods presented. The Company plans to continue to report the operations of NID as discontinued operations until the resolution of uncertain tax benefits.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Summarized financial information for the discontinued operations is set forth below:

	2012	2011	2010

Net revenues	$116,940	$118,557	$108,805
Income (loss) from discontinued operations before taxes	(73,741)	7,072	9,328
Income tax expense (benefit)	623	(4,486)	(2,832)

Income (loss) from discontinued operations, net of taxes	$(74,364)	$11,558	$12,160

The following table summarizes the HemoCue assets and liabilities held for sale in our consolidated balance sheets at December 31, 2012.

2012
Assets held for sale:
Cash and cash equivalents	$17,234
Accounts receivable, net	14,430
Inventories	5,388
Deferred income taxes	242
Prepaid expenses and other current assets	2,898

Total current assets held for sale	$40,192

Property, plant and equipment, net	$24,782
Goodwill	218,795
Intangible assets, net	110,773
Other assets	34

Total non-current assets held for sale	$354,384

Liabilities held for sale:
Accounts payable and accrued expenses	$21,322
Short-term borrowings and current portion of long-term debt	449
Deferred income taxes	237

Total current liabilities held for sale	$22,008

Long-term debt	$16,221
Other liabilities	44,579

Total non-current liabilities held for sale	$60,800

Continuing cash flows from discontinued operations are not expected to be material.

The remaining balance sheet information related to NID was not material at December 31, 2012 and 2011. The remaining balance sheet information related to OralDNA was not material at December 31, 2012.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

19.    BUSINESS SEGMENT INFORMATION

Clinical testing is an essential element in the delivery of healthcare services. Physicians use clinical testing to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. The Company's DIS business includes its clinical testing operations which are generally categorized as clinical laboratory testing and anatomic pathology services. Clinical laboratory testing generally is performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens such as microbiology samples. Anatomic pathology services are principally for the detection of cancer and are performed on tissues, such as biopsies, and other samples, such as human cells. Customers of the DIS business include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories. The DIS business accounted for greater than 90% of net revenues from continuing operations in 2012, 2011 and 2010.

All other operating segments are included in the Company's DS business and consist of its risk assessment services, clinical trials testing, healthcare information technology, and diagnostics products businesses. The Company's risk assessment services business provides underwriting support services to the life insurance industry including electronic data collection, specimen collection and paramedical examinations, laboratory testing, medical record retrieval, case management, motor vehicle reports, telephone inspections, prescription histories and credit checks. The Company's clinical trials testing business provides clinical testing performed in connection with clinical research trials on new drugs, vaccines and certain medical devices. The Company's healthcare information technology business is a provider of clinical connectivity and data management solutions for healthcare organizations, and clinicians that can help improve patient care and medical practice. The Company's diagnostics products business manufactures and markets products that enable healthcare professionals to make healthcare diagnoses, including products for testing for the professional market.

During the second quarter of 2011, the Company acquired Athena and Celera. Athena is included in the Company's DIS business. The majority of Celera's operations are included in the Company's DIS business, with the remainder in other operating segments.

On April 19, 2006, the Company decided to discontinue NID’s operations. The Company completed the sale of OralDNA during the fourth quarter of 2012 and committed to a plan to sell HemoCue in December 2012. The results of operations for NID, OralDNA and HemoCue have been classified as discontinued operations for all periods presented. See Note 18 for further details regarding discontinued operations.

At December 31, 2012, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

The following table is a summary of segment information for the years ended December 31, 2012, 2011 and 2010. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. Certain general operating expenses in 2011 have been reclassified to conform to the current year presentation of the Company's DIS business. General management and administrative corporate expenses, including amortization of intangible assets and the Medi-Cal charge in the first quarter of 2011 of $236 million (see Note 17), are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

	2012	2011	2010
Net revenues:
DIS business (a)	$6,819,916	$6,811,722	$6,736,840
All other operating segments (a)	562,646	580,210	523,280
Total net revenues	$7,382,562	$7,391,932	$7,260,120

Operating earnings (loss):
DIS business (a)	$1,385,664	$1,405,720	$1,429,893
All other operating segments (a)	57,246	52,549	20,534
General corporate expenses	(242,113)	(471,628)	(166,844)
Total operating income	1,200,797	986,641	1,283,583
Non-operating expenses, net	(132,402)	(137,847)	(108,599)
Income from continuing operations before taxes	1,068,395	848,794	1,174,984
Income tax expense	401,897	354,702	430,127
Income from continuing operations	666,498	494,092	744,857
Income (loss) from discontinued operations, net of taxes	(74,364)	11,558	12,160
Net income	592,134	505,650	757,017
Less: Net income attributable to noncontrolling interests	36,413	35,083	36,123
Net income attributable to Quest Diagnostics	$555,721	$470,567	$720,894

	2012	2011	2010
Depreciation and amortization:
DIS business (a)	$183,698	$189,796	$194,509
All other operating segments (a)	17,284	18,433	16,049
General corporate	77,308	64,006	35,745

	278,290	272,235	246,303
Adjustments: Discontinued operations	8,306	8,867	7,661

Total depreciation and amortization	$286,596	$281,102	$253,964

Capital expenditures:
DIS business (a)	$145,165	$132,021	$166,329
All other operating segments (a)	24,458	20,276	27,236
General corporate	11,151	6,826	9,152

	180,774	159,123	202,717
Adjustments: Discontinued operations	1,460	2,433	2,683

Total capital expenditures	$182,234	$161,556	$205,400

(a) - DIS excludes the results for OralDNA, and all other operating segments excludes the results of HemoCue, which have met the criteria for discontinued operations and, accordingly, are included in discontinued operations for all periods presented.

20.    SUBSEQUENT EVENTS

On January 2, 2013, the Company completed the acquisition of the clinical and anatomic pathology outreach laboratory businesses of UMass Memorial Medical Center, a member of UMass Memorial Health Care.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited)
(in thousands, except per share data)

2012 (a) (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(b)	(c)	(d)	(e) (f)
Net revenues	$1,908,697	$1,878,352	$1,821,748	$1,773,765	$7,382,562
Gross profit	799,533	776,428	740,731	701,171	3,017,863

Income from continuing operations	165,520	183,993	166,997	149,988	666,498
Income (loss) from discontinued operations, net of taxes	2,995	2,480	4,541	(84,380)	(74,364)
Net income	168,515	186,473	171,538	65,608	592,134
Less: Net income attributable to noncontrolling interests	9,397	8,768	8,456	9,792	36,413
Net income attributable to Quest Diagnostics	$159,118	$177,705	$163,082	$55,816	$555,721

Amounts attributable to Quest Diagnostics' stockholders:
Income from continuing operations	$156,123	$175,225	$158,541	$140,196	$630,085
Income (loss) from discontinued operations, net of taxes	2,995	2,480	4,541	(84,380)	(74,364)
Net income	$159,118	$177,705	$163,082	$55,816	$555,721

Earnings per share attributable to Quest Diagnostics' stockholders - basic:
Income from continuing operations	$0.98	$1.10	$0.99	$0.88	$3.96
Income (loss) from discontinued operations	0.02	0.02	0.03	(0.53)	(0.47)
Net income	$1.00	$1.12	$1.02	$0.35	$3.49

Earnings per share attributable to Quest Diagnostics' stockholders - diluted:
Income from continuing operations	$0.97	$1.09	$0.98	$0.87	$3.92
Income (loss) from discontinued operations	0.02	0.02	0.03	(0.53)	(0.46)
Net income	$0.99	$1.11	$1.01	$0.34	$3.46

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited)
(in thousands, except per share data)

2011 (a) (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(g)	(h) (i)	(j)	(k)
Net revenues	$1,794,010	$1,874,695	$1,875,005	$1,848,222	$7,391,932
Gross profit	704,558	777,292	767,739	779,415	3,029,004

Income (loss) from continuing operations	(49,542)	170,848	179,173	193,613	494,092
Income from discontinued operations, net of taxes	2,880	679	2,720	5,279	11,558
Net income (loss)	(46,662)	171,527	181,893	198,892	505,650
Less: Net income attributable to noncontrolling interests	7,199	8,384	10,045	9,455	35,083
Net income (loss) attributable to Quest Diagnostics	$(53,861)	$163,143	$171,848	$189,437	$470,567

Amounts attributable to Quest Diagnostics' stockholders:
Income (loss) from continuing operations	$(56,741)	$162,464	$169,128	$184,158	$459,009
Income from discontinued operations, net of taxes	2,880	679	2,720	5,279	11,558
Net income (loss)	$(53,861)	$163,143	$171,848	$189,437	$470,567

Earnings per share attributable to Quest Diagnostics' stockholders - basic:
Income (loss) from continuing operations	$(0.35)	$1.02	$1.07	$1.17	$2.88
Income from discontinued operations	0.02	0.01	0.01	0.03	0.07
Net income (loss)	$(0.33)	$1.03	$1.08	$1.20	$2.95

Earnings per share attributable to Quest Diagnostics' stockholders - diluted:
Income (loss) from continuing operations	$(0.35)	$1.01	$1.06	$1.16	$2.85
Income from discontinued operations	0.02	0.01	0.01	0.03	0.07
Net income (loss)	$(0.33)	$1.02	$1.07	$1.19	$2.92

(a)
In December 2012, the Company committed to a plan to sell HemoCue and completed the sale of OralDNA. During the third quarter of 2006, the Company completed its wind down of NID and classified the operations of NID as discontinued operations. Results of operations have been prepared to report the results of HemoCue, OralDNA and NID as discontinued operations for all periods presented (see Note 18).

(b)
Includes pre-tax charges of $13.1 million , primarily associated with professional fees incurred in connection with further restructuring and integrating the Company. Of these costs, $4.0 million and $9.1 million were included in cost of services and selling, general and administrative expenses, respectively. Also includes pre-tax charges of $7.1 million, principally representing severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of the Company's prior CEO.

(c)
Includes pre-tax charges of $12.3 million, primarily associated with professional fees and workforce reductions incurred in connection with further restructuring and integrating the Company. Of these costs, $4.6 million and $7.7 million were included in cost of services and selling, general and administrative expenses, respectively. Also includes pre-tax charges of $3.0 million, principally representing severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of the Company's prior CEO.

(d)
Includes pre-tax charges of $44.2 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating the Company. Of these costs, $20.1 million and $24.1 million were included in cost of services and selling, general and administrative expenses, respectively.

(e)
Includes pre-tax charges of $36.4 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating the Company. Of these costs, $22.9 million and $13.5 million were included in cost of services and selling, general and administrative expenses, respectively. In addition, management estimates that the impact of severe weather during the fourth quarter adversely affected operating income by $16 million.

(f)
Includes related charges in discontinued operations for the asset impairment associated with HemoCue and the loss on sale associated with OralDNA totaling $86 million. Discontinued operations also includes a $7.5 million income tax expense related to the re-valuation of deferred tax assets associated with HemoCue and a $4.4 million income tax benefit related to the remeasurement of deferred taxes associated with HemoCue as a result of an enacted income tax rate change in Sweden.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited)
(in thousands, except per share data)

(g)
Includes a pre-tax charge in “other operating (income) expense, net” in the first quarter of 2011 of $236 million, associated with the settlement of the California Lawsuit (see Note 17). Also includes $13.3 million of pre-tax charges, principally associated with workforce reductions. Of these costs, $9.0 million and $4.3 million were included in cost of services and selling, general and administrative expenses, respectively. Results for the first quarter also includes $4.7 million of pre-tax transaction costs, associated with the acquisitions of Athena and Celera (see Note 5). Of these costs, $2.3 million, primarily related to professional and filing fees, was recorded in selling, general and administrative expenses and $2.4 million of financing related costs were recorded in interest expense, net. In addition, management estimates that the impact of severe weather during the first quarter adversely affected operating income by $18.5 million.

(h)	On April 4, 2011, the Company completed the acquisition of Athena. On May 17, 2011, the Company completed the acquisition of Celera (see Note 5).

(i)
Includes pre-tax transaction costs of $15.1 million associated with the acquisitions of Athena and Celera (see Note 5). Of these costs, $14.3 million, primarily related to professional fees, were recorded in selling, general and administrative expenses and $0.8 million of financing related costs were included in interest expense, net. In addition, results for the second quarter include $6.0 million of pre-tax integration charges, primarily associated with workforce reductions, related to the acqusitions of Athena and Celera.

(j)
Includes pre-tax charges of $27.3 million, principally associated with workforce reductions. Of these costs, $15.9 million and $11.4 million were included in cost of services and selling, general and administrative expenses, respectively. Also includes discrete income tax benefits of $7.9 million.

(k)
Includes restructuring and integration charges of $5.5 million of which $8.7 million is principally associated with professional fees incurred in conjunction with further restructuring and integrating the Company. The remainder is primarily associated with the reversal of certain previously established reserves for restructuring activities, principally associated with workforce reductions. Of the total $5.5 million, $8.2 million was included in selling, general and administrative expenses, with the remaining $2.7 million representing a reduction in cost of services. Also includes pre-tax charges of $5.6 million, principally representing severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of the Company's prior CEO. In addition, results for the fourth quarter also include discrete income tax benefits of $12.6 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
(in thousands)

	Balance at 1-1-12	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-12
Year Ended December 31, 2012
Doubtful accounts and allowances	$237,339	$268,615	$270,207	(a)	$235,747

	Balance at 1-1-11	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-11
Year Ended December 31, 2011
Doubtful accounts and allowances	$228,917	$279,592	$271,170	(a)	$237,339

	Balance at 1-1-10	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-10
Year Ended December 31, 2010
Doubtful accounts and allowances	$238,206	$291,737	$301,026	(a)	$228,917

(a)	Primarily represents the write-off of accounts receivable, net of recoveries.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
EXHIBITS TO FORM 10-K
For the fiscal year ended December 31, 2012
Commission File No. 001-12215
QUEST DIAGNOSTICS INCORPORATED

Exhibit Number	Description
3.1
Restated Certificate of Incorporation (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference) (Commission File Number 001-12215)

3.2
Amended and Restated By-Laws of the Company (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: August 9, 2012) and incorporated herein by reference) (Commission File Number 001-12215)

4.1
Form of 5.45% Exchange Senior Note due 2015, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 1, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.2
Form of 6.40% Senior Note due 2017, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission file Number 001-12215)

4.3
Form of 6.95% Senior Note due 2037, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission file Number 001-12215)

4.4
Form of 4.750% Senior Note due 2020, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission file Number 001-12215)

4.5
Form of 5.750% Senior Note due 2040, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission file Number 001-12215)

4.6
Form of 3.200% Senior Note due 2016, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.7
Form of 4.700% Senior Note due 2021, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.8
Form of Floating Rate Senior Note due 2014, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.9
Indenture dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and the Trustee (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.10
First Supplemental Indenture, dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.11
Second Supplemental Indenture, dated as of November 26, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 26, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.12
Third Supplemental Indenture, dated as of April 4, 2002, among the Company, the Additional Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: April 1, 2002) and incorporated herein by reference) (Commission File Number 001-12215)

4.13
Fourth Supplemental Indenture dated as of March 19, 2003, among Unilab Corporation (f/k/a Quest Diagnostics Newco Incorporated), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference) (Commission File Number 001-12215)

4.14
Fifth Supplemental Indenture dated as of April 16, 2004, among Unilab Acquisition Corporation (d/b/a FNA Clinics of America), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference) (Commission File Number 001-12215)

4.15
Sixth Supplemental Indenture dated as of October 31, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: October 31, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.16
Seventh Supplemental Indenture dated as of November 21, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 21, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.17
Eighth Supplemental Indenture dated as of July 31, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: July 31, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

4.18
Ninth Supplemental Indenture dated as of September 30, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: September 30, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

4.19
Tenth Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.20
Eleventh Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.21
Twelfth Supplemental Indenture dated as of June 25, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.22
Thirteenth Supplemental Indenture dated as of November 17, 2009, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission File Number 001-12215)

4.23
Fourteenth Supplemental Indenture dated as of March 24, 2011, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.24
Fifteenth Supplemental Indenture dated as of November 30, 2011, among the Company, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's 2011 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.1
Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference) (Commission File Number 001-12215)

10.2
Amendment No. 1 dated as of December 12, 2008 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo- Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent (filed as an Exhibit to the Company's 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.3
Amendment No. 2 dated as of December 11, 2009 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo- Mitsubishi, UFJ, Ltd., New York Branch, as Administrative Agent (filed as an Exhibit to the Company's 2009 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.4
Amendment No. 3 dated as of December 10, 2010 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo- Mitsubishi, UFJ, Ltd., New York Branch as Administrative Agent (filed as an Exhibit to the Company's 2010 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.5
Amendment No. 4 dated as of December 9, 2011 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi, UFJ, Ltd., New York Branch as Administrative Agent (filed as an Exhibit to the Company's 2011 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.6*
Amendment No. 5 dated as of December 7, 2012 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi, UFJ, Ltd., New York Branch as Administrative Agent

10.7
Third Amended and Restated Receivables Sale Agreement dated as of December 12, 2008, among the Company, its subsidiaries who are or become a seller thereunder, as the Sellers, and Quest Diagnostics Receivables Inc., as the Buyer (filed as an Exhibit to the Company's 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.8
Amended and Restated Employee Stock Purchase Plan (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference) (Commission File Number 001-12215)

10.9‡
1996 Employee Equity Participation Program, as amended (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference) (Commission File Number 001-12215)

10.10‡
Equity Award Agreement dated as of March 4, 2008 (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference) (Commission File Number 001-12215)

10.11‡
Equity Award Agreement (CEO) dated as of March 4, 2008 between the Company and Surya N. Mohapatra (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference) (Commission File Number 001-12215)

10.12‡
Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan as amended March 27, 2012 (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference) (Commission File Number 001-12215)

10.13‡
Amended and Restated Quest Diagnostics Incorporated Long-Term Incentive Plan for Non-Employee Directors as amended April 15, 2009 (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference) (Commission File Number 001-12215)

10.14‡
Amended and Restated Deferred Compensation Plan For Directors as amended October 31, 2008 (filed as an Exhibit to the Company's 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.15‡
Amended and Restated Employment Agreement between the Company and Surya N. Mohapatra dated as of November 7, 2008 (filed as an Exhibit to the Company's 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.16‡
Letter Agreement between Surya N. Mohapatra and the Company, dated October 21, 2011 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: October 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

10.17‡
Supplemental Deferred Compensation Plan (Post 2004) amended December 30, 2008 (filed as an Exhibit to the Company's 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.18*‡	Amendment No. 1 dated November 27, 2012 to Quest Diagnostics Incorporated Supplemental Deferred Compensation Plan (Post 2004) amended December 22, 2008

10.19*‡	Quest Diagnostics Supplemental Deferred Compensation Plan (Pre-2005) amended and restated November 27, 2012

10.20‡
Quest Diagnostics Incorporated Supplemental Executive Retirement Plan, as amended effective November 7, 2008 (filed as an Exhibit to the Company's 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.21‡	Senior Management Incentive Plan (filed as Appendix A to the Company's Definitive Proxy Statement dated March 28, 2003 and incorporated herein by reference) (Commission File Number 001-12215)

10.22‡
Amended and Restated Quest Diagnostics Incorporated Executive Officer Severance Plan (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: January 1, 2013) and incorporated herein by reference) (Commission File Number 001-12215)

10.23‡
AmeriPath Group Holdings, Inc. 2006 Stock Option and Restricted Stock Purchase Plan (filed as an Exhibit to the Company's registration statement on Form S-8 and incorporated herein by reference) (Commission File Number 333-143889)

10.24‡
Amendment dated as of August 17, 2007 to the AmeriPath Group Holdings, Inc. 2006 Stock Option and Restricted Stock Purchase Plan (filed as an Exhibit to the Company's 2007 Annual Report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.25*‡	The Profit Sharing Plan of Quest Diagnostics Incorporated, Amended and Restated effective as of January 1, 2012

10.26*‡	401(k) Savings Plan of Quest Diagnostics Incorporated, Amended and Restated effective as of January 1, 2012

10.27‡	Form of Non-Employee Director Equity Award Agreement (filed as an Exhibit to the Company's 2011 Annual Report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.28‡
Form of Non-Employee Director Elective Option Award Agreement (filed as an Exhibit to the Company's 2011 Annual Report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.29‡
Employment Agreement between the Company and Kathy Ordoñez, dated as of March 17, 2011 (filed as an Exhibit to the Company's Schedule TO on March 28, 2011 and incorporated herein by reference) (Commission File Number 001-12215)

10.30‡
Employment Agreement between Stephen H. Rusckowski and the Company, dated April 3, 2012 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: April 9, 2012) and incorporated herein by reference) (Commission File Number 001-12215)

10.31*‡	Amended Offer Letter of Employment between John B. Haydon and the Company, dated December 12, 2012

10.32*‡	Offer Letter of Employment between Everett Cunningham and the Company, dated September 20, 2012

11.1
Statement re: Computation of Earnings Per Common Share (the calculation of per share earnings is in Part II, Item 8, Note 3 to the consolidated financial statements (Earnings Per Share) and is omitted in accordance with Item 601(b)(11) of Regulation S-K)

21.1*	Subsidiaries of Quest Diagnostics Incorporated

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS*	dgx-20121231.xml

101.SCH*	dgx-20121231.xsd

101.CAL*	dgx-20121231_cal.xml

101.DEF*	dgx-20121231_def.xml

101.LAB*	dgx-20121231_lab.xml

101.PRE*	dgx-20121231_pre.xml

*	Filed herewith.

**	Furnished herewith.

‡	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.