Form 10-Q
period 2013-03-31
QUEST DIAGNOSTICS INC
filed 2013-04-24
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
Commission file number 001-12215

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 19, 2013, there were outstanding 158,029,409 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Net revenues	$1,786,647	$1,908,697

Operating costs and expenses:
Cost of services	1,091,834	1,109,164
Selling, general and administrative	447,869	483,252
Amortization of intangible assets	19,284	18,825
Other operating expense (income), net	666	(363)
Total operating costs and expenses	1,559,653	1,610,878

Operating income	226,994	297,819

Other income (expense):
Interest expense, net	(39,865)	(42,102)
Equity earnings in unconsolidated joint ventures	6,146	7,609
Other income, net	3,391	4,756
Total non-operating expenses, net	(30,328)	(29,737)

Income from continuing operations before taxes	196,666	268,082
Income tax expense	73,337	102,562
Income from continuing operations	123,329	165,520
Income from discontinued operations, net of taxes	20,288	2,995
Net income	143,617	168,515

Less: Net income attributable to noncontrolling interests	7,838	9,397
Net income attributable to Quest Diagnostics	$135,779	$159,118

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$115,491	$156,123
Income from discontinued operations, net of taxes	20,288	2,995
Net income	$135,779	$159,118

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$0.73	$0.98
Income from discontinued operations	0.13	0.02
Net income	$0.86	$1.00

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$0.72	$0.97
Income from discontinued operations	0.13	0.02
Net income	$0.85	$0.99

Weighted average common shares outstanding:
Basic	158,098	158,293
Diluted	159,406	159,706

Dividends per common share	$0.30	$0.17
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$143,617	$168,515

Other comprehensive income (loss):
Currency translation	(4,387)	18,216
Market valuation, net of tax	(58)	201
Net deferred loss on cash flow hedges, net of tax	210	210
Other	10	—
Other comprehensive income (loss)	(4,225)	18,627

Comprehensive income	139,392	187,142
Less: Comprehensive income attributable to noncontrolling interests	7,838	9,397
Comprehensive income attributable to Quest Diagnostics	$131,554	$177,745
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012
(in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$133,603	$295,586
Accounts receivable, net of allowance for doubtful accounts of $238,574 and $235,747 at March 31, 2013 and December 31, 2012, respectively	929,966	867,010
Inventories	89,817	93,050
Deferred income taxes	158,676	174,209
Prepaid expenses and other current assets	97,810	90,950
Current assets held for sale	47,294	40,192
Total current assets	1,457,166	1,560,997
Property, plant and equipment, net	753,936	755,831
Goodwill	5,630,102	5,535,848
Intangible assets, net	899,423	872,172
Other assets	212,722	204,631
Non-current assets held for sale	352,815	354,384
Total assets	$9,306,164	$9,283,863

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$935,018	$1,016,191
Short-term borrowings and current portion of long-term debt	254,420	9,404
Current liabilities held for sale	18,778	22,008
Total current liabilities	1,208,216	1,047,603
Long-term debt	3,146,783	3,354,173
Other liabilities	663,449	635,558
Non-current liabilities held for sale	60,363	60,800
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both March 31, 2013 and December 31, 2012; 215,321 shares and 215,075 shares issued at March 31, 2013 and December 31, 2012, respectively	2,153	2,151
Additional paid-in capital	2,364,695	2,370,677
Retained earnings	4,778,602	4,690,378
Accumulated other comprehensive income	10,095	14,320
Treasury stock, at cost; 57,411 shares and 56,744 shares at March 31, 2013 and December 31, 2012, respectively	(2,955,596)	(2,914,479)
Total Quest Diagnostics stockholders’ equity	4,199,949	4,163,047
Noncontrolling interests	27,404	22,682
Total stockholders’ equity	4,227,353	4,185,729
Total liabilities and stockholders’ equity	$9,306,164	$9,283,863
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$143,617	$168,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,218	72,174
Provision for doubtful accounts	71,923	80,718
Deferred income tax benefit	(169)	(15,437)
Stock-based compensation expense	5,019	20,068
Excess tax benefits from stock-based compensation arrangements	(861)	(3,298)
Other, net	(631)	(197)
Changes in operating assets and liabilities:
Accounts receivable	(131,723)	(147,174)
Accounts payable and accrued expenses	(77,145)	(116,209)
Income taxes payable	(28,512)	112,039
Other assets and liabilities, net	(4,493)	(9,932)
Net cash provided by operating activities	47,243	161,267

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(90,393)	(50,556)
Capital expenditures	(49,097)	(29,998)
Increase in investments and other assets	(638)	(2,689)
Net cash used in investing activities	(140,128)	(83,243)

Cash flows from financing activities:
Proceeds from borrowings	176,541	365,000
Repayments of debt	(132,394)	(467,312)
Purchases of treasury stock	(61,630)	(50,000)
Exercise of stock options	14,171	64,399
Excess tax benefits from stock-based compensation arrangements	861	3,298
Dividends paid	(47,695)	(26,900)
Distributions to noncontrolling interests	(3,366)	(5,884)
Other financing activities, net	(6,188)	19,928
Net cash used in financing activities	(59,700)	(97,471)

Net change in cash and cash equivalents	(152,585)	(19,447)
Less: Increase in cash and cash equivalents included in assets held for sale	(9,398)	—
Cash and cash equivalents, beginning of period	295,586	164,886
Cash and cash equivalents, end of period	$133,603	$145,439
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(unaudited)
(in thousands)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2012	158,331	$2,151	$2,370,677	$4,690,378	$14,320	$(2,914,479)	$22,682	$4,185,729
Net income				135,779			7,838	143,617
Other comprehensive loss, net of tax					(4,225)			(4,225)
Dividends declared				(47,555)				(47,555)
Distributions to noncontrolling interests							(3,366)	(3,366)
Issuance of common stock under benefit plans	497	4	579			4,137		4,720
Stock-based compensation expense			4,186			833		5,019
Exercise of stock options	302		(1,372)			15,543		14,171
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(154)	(2)	(8,820)					(8,822)
Tax benefits associated with stock-based compensation plans			(555)					(555)
Purchases of treasury stock	(1,066)					(61,630)		(61,630)
Other							250	250
Balance, March 31, 2013	157,910	$2,153	$2,364,695	$4,778,602	$10,095	$(2,955,596)	$27,404	$4,227,353

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2011	157,420	$2,146	$2,347,518	$4,263,599	$(8,067)	$(2,912,324)	$22,127	$3,714,999
Net income				159,118			9,397	168,515
Other comprehensive income, net of tax					18,627			18,627
Dividends declared				(27,070)				(27,070)
Distributions to noncontrolling interests							(5,884)	(5,884)
Issuance of common stock under benefit plans	851	8	659			3,920		4,587
Stock-based compensation expense			19,258			810		20,068
Exercise of stock options	1,401		(6,978)			71,377		64,399
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(307)	(3)	(17,730)					(17,733)
Tax benefits associated with stock-based compensation plans			4,425					4,425
Purchases of treasury stock	(847)					(50,000)		(50,000)
Other							1,124	1,124
Balance, March 31, 2012	158,518	$2,151	$2,347,152	$4,395,647	$10,560	$(2,886,217)	$26,764	$3,896,057
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands unless otherwise indicated)

1.    DESCRIPTION OF BUSINESS

Background

Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") is the world's leading provider of diagnostic information services ("DIS") providing insights that empower and enable patients, physicians, hospitals, integrated delivery networks, health plans, employers and others to make better healthcare decisions. The Company offers the broadest access in the United States to DIS through our nationwide network of laboratories and Company-owned patient service centers and the Company is the leading provider of DIS, including routine testing, esoteric or gene-based testing and anatomic pathology testing. The Company provides interpretive consultation through the largest medical and scientific staff in the industry, with hundreds of M.D.s and Ph.D.s, primarily located in the United States, many of whom are recognized leaders in their fields. The Company's Diagnostic Solutions ("DS") businesses offers a variety of solutions for life insurers and healthcare providers. The Company is the leading provider of risk assessment services for the life insurance industry. In addition, the Company is a leading provider of testing for clinical trials. The Company's diagnostics products business manufactures and markets diagnostic products. In addition, the Company offers healthcare organizations and clinicians robust information technology solutions.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, comprehensive income, financial condition, cash flows and stockholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K.

The year-end balance sheet data was derived from the audited financial statements as of December 31, 2012, but does not include all the disclosures required by accounting principles generally accepted in the United States (“GAAP”).

The Company completed the sale of its OralDNA salivary-diagnostics business ("OralDNA") during the fourth quarter of 2012. In December 2012, the Company committed to a plan to sell and in February 2013, the Company entered into an agreement to sell its HemoCue diagnostics products business ("HemoCue"). During the third quarter of 2006, the Company completed its wind-down of NID, a test kit manufacturing subsidiary, and classified the operations of NID as discontinued operations. The accompanying consolidated statements of operations and related disclosures have been recast to report the results of HemoCue and NID as discontinued operations for the three months ended March 31, 2013 and OralDNA, HemoCue and NID for the three months ended March 31, 2012 as discontinued operations. See Note 12 for a further discussion of discontinued operations.

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

Earnings Per Share

The Company's unvested restricted common stock and unvested restricted stock units that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in the earnings allocation in computing earnings per share using the two-class method. Basic earnings per common share is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of outstanding stock options and performance share units granted under the Company's Amended and Restated Employee Long-Term Incentive Plan and its Amended and Restated Non-Employee Director Long-Term Incentive Plan. Earnings allocable to participating securities include the portion of dividends declared as well as the portion of undistributed earnings during the period allocable to participating securities.

Adoption of New Accounting Standards

On January 1, 2013, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board ("FASB") related to the testing of indefinite-lived intangible assets, other than goodwill, for impairment. Similar to the guidance related to the testing of goodwill for impairment, an entity testing an indefinite-lived intangible asset for impairment has the option to perform a qualitative assessment before calculating the fair value of the asset. If, after assessing the totality of events and circumstances an entity determines that it is not more-likely-than-not that the indefinite-lived intangible asset is impaired, the entity would not be required to perform the quantitative impairment test. However, if the qualitative assessment indicates that it is more-likely-than-not that the fair value of the asset is less than its carrying amount, then the quantitative assessment must be performed. An entity is permitted to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets and may also bypass the qualitative assessment and begin with the quantitative assessment of indefinite-lived intangible assets for impairment. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2013, the Company adopted a new accounting standard issued by the FASB that adds new disclosure requirements for amounts reclassified out of accumulated other comprehensive income ("AOCI").  The total changes in AOCI must be disaggregated between reclassification adjustments and current period other comprehensive income. This new standard also requires an entity to present reclassification adjustments out of AOCI either on the face of the income statement or in the notes to the financial statements based on their source and the income statement line items affected by the reclassification. This standard is effective prospectively for the Company for interim and annual periods beginning on January 1, 2013. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In March 2013, the FASB issued a new accounting standard on foreign currency matters that clarifies the guidance of a parent company's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. Under this new standard, a parent company that ceases to have a controlling financial interest in a foreign subsidiary or group of assets within a foreign entity shall release any related cumulative translation adjustment into net income only if a sale or transfer results in complete or substantially complete liquidation of the foreign entity. This standard shall be applied prospectively and will become effective for the Company on January 1, 2014. The Company expects that the adoption of this standard will not have a material effect on its consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$115,491	$156,123
Income from discontinued operations, net of taxes	20,288	2,995
Net income attributable to Quest Diagnostics’ common stockholders	$135,779	$159,118

Income from continuing operations	$115,491	$156,123
Less: Earnings allocated to participating securities	365	594
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$115,126	$155,529

Weighted average common shares outstanding – basic	158,098	158,293
Effect of dilutive securities:
Stock options and performance share units	1,308	1,413
Weighted average common shares outstanding – diluted	159,406	159,706

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$0.73	$0.98
Income from discontinued operations	0.13	0.02
Net income	$0.86	$1.00

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$0.72	$0.97
Income from discontinued operations	0.13	0.02
Net income	$0.85	$0.99

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect (shares in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options and performance share units	2,085	1,995

4.    INVIGORATE PROGRAM

During 2012, the Company committed to a course of action related to a multi-year program called Invigorate which is designed to reduce its cost structure. The Invigorate program is intended to address continued reimbursement pressures and labor and benefit cost increases, free up additional resources to invest in science, innovation and other growth initiatives, and enable the Company to improve operating profitability and quality. In connection with this program, the Company also launched a voluntary retirement program to certain eligible employees. The Invigorate program is currently expected to be principally completed by the end of 2014.

As part of the Invigorate program, the Company launched a major management restructuring aimed at driving operational excellence and restoring growth. The key element of this organizational change is to eliminate the complexity

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

associated with the Company's prior structure, including reducing management layers, so that the Company can better focus on customers and speed decision-making. The new organization is designed to align around future growth opportunities, improve execution and leverage company-wide infrastructure to maximize value and efficiency. The majority of the organizational changes became effective on January 1, 2013. In connection with these changes the Company expects to eliminate three management layers, and approximately 400 to 600 management positions by the end of 2013.

The following table provides a summary of the Company's pre-tax restructuring and integration charges associated with Invigorate and other employee separation costs for the three months ended March 31, 2013:

Three Months Ended March 31,
2013
Employee separation costs	$33,592
Facility-related costs	9
Accelerated vesting of stock-based compensation	1,284
Total restructuring charges	34,885

Other integration costs	4,844
Total restructuring and integration charges	$39,729

Of the total employee separation costs noted above, $18.1 million represents costs associated with the Company's management layer reduction initiative, and $3.0 million represents costs incurred under the Company's voluntary retirement program.

Of the total $39.7 million in restructuring and integration charges incurred during the three months ended March 31, 2013, $16.6 million and $23.1 million was recorded in cost of services and selling, general and administrative expenses, respectively. These charges were primarily recorded in the Company's DIS business.

The following table summarizes the activity of the restructuring liability as of March 31, 2013:

	Employee Separation Costs	Facility-Related Costs	Total

Balance, December 31, 2012	$40,018	$257	$40,275
Current period charges	33,592	9	33,601
Other / adjustments	2,915	—	2,915
Less:
Cash payments	18,828	—	18,828
Balance, March 31, 2013	$57,697	$266	$57,963

In addition to the restructuring and integration charges noted above, the Company incurred approximately $4.7 million, of which $3.9 million principally represents professional fees incurred in connection with further restructuring and integration of the Company's business, and the remainder represents costs related to the integration of recent acquisitions with the Company's operations.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

5.     BUSINESS ACQUISITION

Acquisition of Businesses from UMass Memorial Medical Center

On January 2, 2013, the Company completed the acquisition of the clinical outreach and anatomic pathology businesses of UMass Memorial Medical Center ("UMass"). This purchase was the first step in a series of transactions between the parties whereby the two organizations expect to eventually have a financial stake in a new entity that will perform diagnostic information testing services in a defined territory within the state of Massachusetts. The assets acquired at the acquisition date primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles (see Note 7). In addition the Company granted to UMass a call option and UMass granted to the Company a put option for UMass to acquire an 18.90% equity interest in a newly formed entity. The put and call options have a vesting period of approximately two years. See Note 6 for further details.

6.     FAIR VALUE MEASUREMENTS

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2013		Level 1	Level 2	Level 3
Assets:
Trading securities	$51,582	$51,582	$—	$—
Cash surrender value of life insurance policies	26,435	—	26,435	—
Put option	8,140	—	—	8,140
Interest rate swaps	628	—	628	—
Available-for-sale equity securities	518	—	—	518
Foreign currency forward contracts	287	—	287	—
Total	$87,590	$51,582	$27,350	$8,658

Liabilities:
Deferred compensation liabilities	$83,128	$—	$83,128	$—
Call option	10,610	—	—	10,610
Interest rate swaps	7,619	—	7,619	—
Total	$101,357	$—	$90,747	$10,610

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

A full description regarding the Company's fair value measurements is contained in Note 6 to the Consolidated Financial Statements in the Company's 2012 Annual Report on Form 10-K.

Investments in available-for-sale equity securities consist of the revaluation of an existing investment in unregistered common shares of a publicly-held company. This investment is classified within Level 3 because the unregistered securities contain restrictions on their sale, and therefore, the fair value measurement reflects a discount for the effect of the restriction.

In connection with the acquisition of certain businesses of UMass, the Company granted to UMass a call option and UMass granted to the Company a put option for UMass to acquire an 18.90% equity interest in a newly formed entity. The put and call options are derivative instruments that have a vesting period of approximately two years and their fair values have been measured using a combination of discounted cash flows and the Black-Scholes-Merton option pricing model. See Note 5 for further details.

The following table provides a reconciliation of the beginning and ending balances of assets and liabilities using significant unobservable inputs:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
March 31, 2013	Available-for-Sale Equity Securities	Put Option Derivative Asset	Total
Beginning Balance	$612	$—	$612
Purchases, additions and issuances	—	8,250	8,250
Total gains (losses) - realized/ unrealized:
Included in earnings	—	(110)	(110)
Included in other comprehensive income (loss)	(94)	—	(94)
Transfers in and out of Level 3	—	—	—
Ending Balance	$518	$8,140	$8,658

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Call Option Derivative Liability
Beginning Balance	$—
Purchases, additions and issuances	10,808
Total (gains) losses - realized/ unrealized:
Included in earnings	(198)
Transfers in and out of Level 3	—
Ending Balance	$10,610

The unrealized gains and losses included in earnings for the three months ended March 31, 2013 are reported in other non-operating income.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At March 31, 2013, the fair value of the Company’s debt was estimated at $3.8 billion, which exceeded the carrying value by $368 million. At December 31, 2012, the fair value of the Company's debt was estimated at $3.8 billion, which exceeded the carrying value by $481 million. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a non-recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Loss
March 31, 2013		Level 1	Level 2	Level 3

Net assets held for sale	$320,945	$—	$320,945	$—	$—

December 31, 2012

Net assets held for sale	$311,734	$—	$311,734	$—	$77,951

During the fourth quarter of 2012 in connection with the Company's agreement to sell HemoCue and upon classification of this business as discontinued operations, net assets held for sale with a carrying amount of $390 million were written down to their fair value of $317 million, less estimated costs to sell of $5 million (or $312 million), resulting in a loss of $78 million. Net assets held for sale are classified within Level 2 and have been measured based upon the estimated proceeds associated with the agreement to sell HemoCue.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the three months ended March 31, 2013 and for the year ended December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Balance at beginning of period	$5,535,848	$5,795,765
Goodwill acquired during the period	94,339	28,144
Goodwill impairment and write-off associated with sale of business during the period	—	(85,173)
Reclassification to non-current assets held for sale	—	(218,795)
(Decrease) increase related to foreign currency translation	(85)	15,907
Balance at end of period	$5,630,102	$5,535,848

Approximately 90% of the Company’s goodwill as of March 31, 2013 and December 31, 2012 was associated with its clinical testing business.

For the three months ended March 31, 2013, goodwill acquired was principally associated with the acquisition of the clinical outreach and anatomic pathology businesses of UMass Memorial Medical Center, which is deductible for tax purposes. This acquisition also included $45.8 million of intangible assets, principally comprised of customer-related intangibles.

For the year ended December 31, 2012, goodwill acquired was principally associated with the acquisition of S.E.D. Medical Laboratories. Approximately $28 million and $19 million, respectively, represented goodwill, which is deductible for tax purposes, and intangible assets, principally comprised of customer-related intangibles.

For the year ended December 31, 2012, goodwill impairment was associated with HemoCue and the write-off of goodwill was associated with the sale of OralDNA, during the fourth quarter of 2012. For further details regarding goodwill included in non-current assets held for sale, see Note 12.

Intangible assets at March 31, 2013 and December 31, 2012 consisted of the following:

	Weighted Average Amortization Period (in Years)	March 31, 2013			December 31, 2012
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related intangibles	19	$611,901	$(182,085)	$429,816	$566,701	$(173,516)	$393,185
Non-compete agreements	4	38,551	(19,502)	19,049	38,551	(17,123)	21,428
Technology	14	131,040	(28,073)	102,967	131,040	(25,144)	105,896
Other	8	143,153	(43,041)	100,112	141,818	(37,634)	104,184
Total	16	924,645	(272,701)	651,944	878,110	(253,417)	624,693

Intangible assets not subject to amortization:
Tradenames		246,200	—	246,200	246,200	—	246,200
In-process research and development		120	—	120	120	—	120
Other		1,159	—	1,159	1,159	—	1,159
Total intangible assets		$1,172,124	$(272,701)	$899,423	$1,125,589	$(253,417)	$872,172

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Amortization expense related to intangible assets was $19.3 million and $18.8 million for the three months ended March 31, 2013 and 2012, respectively.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2013 is as follows:

Year Ending December 31,
Remainder of 2013	$57,786
2014	73,847
2015	62,565
2016	55,855
2017	52,101
2018	45,361
Thereafter	304,429
Total	$651,944

In December 2012, $219 million of goodwill and $111 million of intangible assets, net were reclassified to non-current assets held for sale in the Consolidated Balance Sheet. For further discussion see Note 12.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	March 31, 2013		December 31, 2012
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$628	Other assets	$830

Liability Derivatives:
Interest rate swaps	Other liabilities	7,619	Other liabilities	3,129

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Put option	Other assets	8,140	Other assets	—
Foreign currency forward contracts	Other current assets	287	Other current assets	403
		8,427		403

Liability Derivatives:
Call option	Other liabilities	10,610	Other liabilities	—

Total Net Derivatives Liabilities		$(9,174)		$(1,896)

A full description regarding the Company's use of derivative financial instruments is contained in Note 13 to the Consolidated Financial Statements in the Company's 2012 Annual Report on Form 10-K.

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

Interest Rate Derivatives – Cash Flow Hedges

The Company has entered into various interest rate lock agreements and forward starting interest rate swap agreements to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates. The total net loss, net of taxes, recognized in accumulated other comprehensive income, related to the Company's cash flow hedges as of March 31, 2013 and December 31, 2012 was $6.6 million and $6.8 million, respectively. The loss recognized on the Company's cash flow hedges for the three months ended March 31, 2013 and 2012, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive income into earnings within the next twelve months is $1.3 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020. In prior years, the Company entered into various fixed-to-variable interest rate swap agreements with an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 0.54% and one-month LIBOR plus 1.33%. In July 2012, the Company monetized the value of these interest rate swap assets by terminating the hedging instruments. The asset value, including accrued interest through the date of termination, was $71.8 million and the amount to be amortized as a reduction of interest expense over the remaining terms of the hedged debt instruments was $65.2 million. Immediately after the termination of these interest rate swaps, the Company entered into new fixed-to-variable interest rate swap agreements on the same Senior Notes. The fixed-to-variable interest rate swap agreements that the Company entered into in July 2012 have an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 2.3% and one-month LIBOR plus 3.6%. During the fourth quarter of 2012, the Company entered into additional-fixed-to-variable interest rate swap agreements with an aggregate notional amount of $400 million and variable interest rates based on one-month LIBOR plus a spread ranging from 3.4% to 5.1%. These derivative financial instruments are accounted for as fair value hedges on a portion of the Senior Notes due 2015 and a portion of the Senior Notes due 2021.

The interest rate swaps associated with the Senior Notes due 2016 are classified as assets with fair values of $0.6 million and $0.8 million at March 31, 2013 and December 31, 2012, respectively. The interest rate swaps associated with the Senior Notes due 2015, 2020 and 2021 are classified as liabilities with an aggregate fair value of $7.6 million at March 31, 2013 and $3.1 million at December 31, 2012. Since inception, the fair value hedges have been effective or highly effective; therefore, there is no impact on earnings for the three months ended March 31, 2013 and 2012 as a result of hedge ineffectiveness.

Foreign Currency Risk

The Company is exposed to market risk for changes in foreign exchange rates primarily under certain intercompany receivables and payables. Foreign exchange forward contracts are used to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. The objective is to hedge a portion of the forecasted foreign currency risk over a rolling 12-month time horizon to mitigate the eventual impacts of changes in foreign exchange rates on the cash flows of the intercompany transactions. As of March 31, 2013, the gross notional amount of foreign currency forward contracts in U.S. dollars was $4.5 million and principally consists of contracts in Swedish krona. The Company does not designate these derivative instruments as hedges under current accounting standards unless the benefits of doing so are material. The Company's foreign exchange exposure is not material to the Company's consolidated financial condition or results of operations. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long-term in nature.

9.    STOCKHOLDERS’ EQUITY

Components of Comprehensive Income

The market valuation adjustments represent unrealized holding gains (losses) on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 8). For the three months ended March 31, 2013 and 2012, the tax effects related to the market valuation adjustments and deferred losses were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Changes in Accumulated Other Comprehensive Income by Component

The changes in accumulated other comprehensive income by component for the three months ended March 31, 2013 and 2012 were as follows:

	Foreign Currency Translation Adjustment	Market Value Adjustment	Deferred Loss	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2012	$25,463	$(4,326)	$(6,817)	$14,320

Other comprehensive loss before reclassifications	(4,387)	(58)	—	(4,445)
Amounts reclassified from accumulated other comprehensive income (loss)	—	10	210	220

Net current period other comprehensive income (loss)	(4,387)	(48)	210	(4,225)

Balance, March 31, 2013	$21,076	$(4,374)	$(6,607)	$10,095

	Foreign Currency Translation Adjustment	Market Value Adjustment	Deferred Loss	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2011	$943	$(1,355)	$(7,655)	$(8,067)

Other comprehensive income before reclassifications	18,216	201	—	18,417
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	210	210

Net current period other comprehensive income	18,216	201	210	18,627

Balance, March 31, 2012	$19,159	$(1,154)	$(7,445)	$10,560

The gross market value adjustment and deferred loss were reclassified from accumulated other comprehensive income to interest expense, net on the accompanying consolidated statements of operations.

Dividend Program

During each of the first three quarters of 2012, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per common share and in November 2012, declared an increase in the quarterly cash dividend from $0.17 per common share to $0.30 per common share. This 76% increase raises the annual dividend rate to $1.20 per common share from $0.68 per common share and represents a three-fold increase from the annual rate in effect in 2011. During the first quarter of 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.30 per common share.

Share Repurchase Plan

In January 2012, the Company’s Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to $1.1 billion. The share repurchase authorization has no set expiration or termination date.

For the three months ended March 31, 2013, the Company repurchased 1.1 million shares of its common stock at an average price of $57.81 per share for a total of $62 million. For the three months ended March 31, 2013, the Company reissued 0.4 million shares for employee benefit plans. At March 31, 2013, $803 million remained available under the Company’s share repurchase authorizations.

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

10.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow data for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Depreciation expense	$50,858	$51,943
Amortization expense	19,360	20,231

Interest paid	51,791	49,782
Income taxes paid	83,957	10,253

Assets acquired under capital leases	416	1,192

Businesses acquired:
Fair value of assets acquired	151,543	50,800
Fair value of liabilities assumed	10,808	269
Fair value of net assets acquired	140,735	50,531
Merger consideration paid (payable)	(50,342)	25
Cash paid for business acquisitions	90,393	50,556
Less: Cash acquired	—	—
Business acquisitions, net of cash acquired	$90,393	$50,556

Supplemental continuing operations data for the statement of operations for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Depreciation expense	$50,634	$51,236

Interest expense	(40,486)	(42,761)
Interest income	621	659
Interest expense, net	(39,865)	(42,102)

11.     COMMITMENTS AND CONTINGENCIES

The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 18, 2013.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $60 million in letters of credit were outstanding at March 31, 2013. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Contingent Lease Obligations

The Company is subject to contingent obligations under certain leases and other instruments incurred in connection with real estate activities and other operations associated with LabOne, Inc., which the Company acquired in 2005, and certain of its predecessor companies. No liability has been recorded for any of these potential contingent obligations. See Note 17 to the Consolidated Financial Statements contained in the Company’s 2012 Annual Report on Form 10-K for further details.

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

In November 2010, a putative class action entitled Seibert v. Quest Diagnostics Incorporated, et al. was filed against the Company and certain former officers of the Company in New Jersey state court, on behalf of the Company's sales people nationwide who were over forty years old and who either resigned or were terminated after being placed on a performance improvement plan. The complaint alleges that the defendants' conduct violates the New Jersey Law Against Discrimination ("NJLAD"), and seeks, among other things, unspecified damages. The defendants removed the complaint to the United States District Court for the District of New Jersey. The plaintiffs filed an amended complaint that adds claims under ERISA. The Company filed a motion seeking to limit the application of the NJLAD to only those members of the purported class who worked in New Jersey and to dismiss the individual defendants. The motion was granted. The only remaining NJLAD claim is that of the named plaintiff; the ERISA claim remains in the case. Both parties have filed summary judgment motions. The defendants' motion was granted in part and denied in part and the plaintiff's motion was denied.

In 2010, a purported class action entitled In re Celera Corp. Securities Litigation was filed in the United States District Court for the Northern District of California against Celera Corporation and certain of its directors and current and former officers. An amended complaint filed in October 2010 alleges that from April 2008 through July 22, 2009, the defendants made false and misleading statements regarding Celera's business and financial results with an intent to defraud investors. The complaint was further amended in 2011 to add allegations regarding a financial restatement. The complaint seeks unspecified damages on behalf of an alleged class of purchasers of Celera's stock during the period in which the alleged misrepresentations were made. The Company's motion to dismiss the complaint was denied. The parties are engaged in discovery.

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

In July 2012, a putative class action entitled Mt. Lookout Chiropractic Center Inc. v. Quest Diagnostics Incorporated, et al. ("Mt. Lookout") was filed in the United States District Court for the District of New Jersey against the Company, two of its subsidiaries and others. The complaint alleges that the defendants violated the federal Telephone Consumer Protection Act by sending fax advertisements without permission and without the required opt-out notice, and seeks monetary damages and injunctive relief.

In addition, the Company and certain of its subsidiaries have received subpoenas from state agencies. The Company and the subsidiaries continue responding to subpoenas from state agencies in two states and are cooperating with their requests.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of March 31, 2013, the Company believes that there are no losses related to the Other Legal Matters described above that are probable, or, if a loss is probable, it cannot be reasonably estimated. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the Other Legal Matters described above, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Reserves for Legal Matters

Reserves for legal matters, unrelated to those described in "Other Legal Matters", totaled less than $5 million at both March 31, 2013 and December 31, 2012.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled approximately $113 million and $110 million as of March 31, 2013 and December 31, 2012, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

12.    HELD FOR SALE AND DISCONTINUED OPERATIONS

During the fourth quarter of 2012, the Company committed to a plan to sell HemoCue. In February 2013, the Company entered into an agreement to sell HemoCue for approximately $300 million plus estimated cash on hand at closing and other customary working capital adjustments. The Company completed the sale of OralDNA in December 2012. As a result, the Company's fourth quarter 2012 results included charges in discontinued operations for the asset impairment associated with HemoCue and the loss on sale associated with OralDNA totaling $86 million.

Results of operations for HemoCue and NID have been reported as discontinued operations for the three months ended March 31, 2013. Results of operations for HemoCue, OralDNA and NID have been reported as discontinued operations for the three months ended March 31, 2012. At March 31, 2013 and December 31, 2012, the assets and liabilities of HemoCue have been reported as held for sale in the accompanying balance sheets.

Discontinued operations for the first quarter of 2013 includes discrete tax benefits of $19.8 million due to new information resulting in changes in estimates for certain tax contingencies related to NID.

Summarized financial information for the discontinued operations is set forth below:

	Three Months Ended March 31,
	2013	2012
Net revenues	$24,999	$27,758

Income from discontinued operations before taxes	991	2,517
Income tax benefit	19,297	478
Income from discontinued operations, net of taxes	$20,288	$2,995

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

The following table summarizes the HemoCue assets and liabilities held for sale in our consolidated balance sheets at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Assets held for sale:
Cash and cash equivalents	$26,632	$17,234
Accounts receivable, net	10,945	14,430
Inventories	5,945	5,388
Deferred income taxes	968	242
Prepaid expenses and other current assets	2,804	2,898

Total current assets held for sale	$47,294	$40,192

Property, plant and equipment, net	$24,969	$24,782
Goodwill	217,653	218,795
Intangible assets, net	110,170	110,773
Other assets	23	34

Total non-current assets held for sale	$352,815	$354,384

Liabilities held for sale:
Accounts payable and accrued expenses	$18,090	$21,322
Short-term borrowings and current portion of long-term debt	454	449
Deferred income taxes	234	237

Total current liabilities held for sale	$18,778	$22,008

Long-term debt	$16,109	$16,221
Other liabilities	44,254	44,579

Total non-current liabilities held for sale	$60,363	$60,800

Continuing cash flows from discontinued operations are not expected to be material.

The remaining balance sheet information related to OralDNA and NID was not material at March 31, 2013 and December 31, 2012.

13.    BUSINESS SEGMENT INFORMATION

Clinical testing is an essential element in the delivery of healthcare services. Physicians use clinical testing to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. The Company's DIS business includes its clinical testing operations which are generally categorized as clinical laboratory testing and anatomic pathology services. Clinical laboratory testing generally is performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens such as microbiology samples. Anatomic pathology services are principally for the detection of cancer and are performed on tissues, such as biopsies, and other samples, such as human cells. Customers of the DIS business include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories. The DIS business accounted for greater than 90% of net revenues from continuing operations in 2013 and 2012.

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

During the first quarter of 2013, the Company acquired UMass, which is included in the Company's DIS business.

On April 19, 2006, the Company decided to discontinue NID’s operations. The Company completed the sale of OralDNA and committed to a plan to sell HemoCue during the fourth quarter of 2012. The results of operations for NID, OralDNA and HemoCue have been classified as discontinued operations for all periods presented. See Note 12 for further details regarding discontinued operations.

At March 31, 2013, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

The following table is a summary of segment information for the three months ended March 31, 2013 and 2012. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. Certain general operating expenses in 2012 have been reclassified to conform to the current year presentation. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2012 Annual Report on Form 10-K and Note 2 to the interim consolidated financial statements.

	Three Months Ended March 31,
	2013	2012
Net revenues:
DIS business	$1,648,418	$1,767,171
All other operating segments	138,229	141,526
Total net revenues	$1,786,647	$1,908,697

Operating earnings (loss):
DIS business	$269,848	$355,158
All other operating segments	14,441	12,776
General corporate expenses	(57,295)	(70,115)
Total operating income	226,994	297,819
Non-operating expenses, net	(30,328)	(29,737)
Income from continuing operations before taxes	196,666	268,082
Income tax expense	73,337	102,562
Income from continuing operations	123,329	165,520
Income from discontinued operations, net of taxes	20,288	2,995
Net income	143,617	168,515
Less: Net income attributable to noncontrolling interests	7,838	9,397
Net income attributable to Quest Diagnostics	$135,779	$159,118

14.    SUBSEQUENT EVENT

On April 19, 2013, the Company entered into an accelerated share repurchase agreement ("ASR") to repurchase approximately $450 million of the Company’s common stock as part of the Company’s Common Stock repurchase program. A combination of cash on hand and borrowings under the Company's secured receivables credit facility were used to fund the ASR.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

On April 17, 2013, the Company entered into a definitive agreement to acquire certain lab-related clinical outreach service operations of Dignity Health, a hospital system in California.

On April 9, 2013, the Company completed the sale of HemoCue for approximately $300 million plus customary adjustments for cash balances.

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

We are engaged in a multi-year program called Invigorate which is designed to deliver $600 million in annual run-rate cost savings versus 2011 by the time we exit 2014. We are continuing to seek additional opportunities to increase the savings from Invigorate, to as much as $1 billion over time, and where practical to accelerate the savings. The Invigorate program is intended to address continued reimbursement pressures and labor and benefit cost increases, free up additional resources to invest in science, innovation and other growth initiatives, and enable us to improve operating profitability and quality. We anticipate approximately 35% of the savings to come from laboratory operations and specimen acquisition by driving process standardization across all laboratory operations and by creating a new logistics operating platform; approximately 25% of the savings to come from procurement and supply chain by further automating and standardizing technology platforms with suppliers and by building global sourcing capabilities; approximately 25% of the savings from selling, general and administrative expenses, including information technology, by reducing management layers and increasing spans of control, centralizing and selective outsourcing of certain activities, and migrating to standard information technology systems and data bases; and approximately 15% of the savings from client support/billing by increasing the utilization of electronic billing, creating one standard billing system and partnering with payers to improve efficiency.

In connection with our Invigorate program, we launched a voluntary retirement program to certain eligible employees that qualified for the program. This program, which was essentially completed at the end of the first quarter of 2013, will contribute an estimated $40 million in annualized savings. Of the $50 million of pre-tax employee separation costs initially expected to be incurred in connection with the voluntary retirement program, approximately $47 million has been incurred through March 31, 2013.

In October 2012, as part of Invigorate, we launched a major management restructuring aimed at driving operational excellence and restoring growth. In connection with these changes, we expect to eliminate three management layers and approximately 400 to 600 management positions by the end of 2013, contributing about $65 million of the $600 million in expected savings associated with our Invigorate program. In the first quarter of 2013, we recorded approximately $18.1 million of employee separation costs associated this management restructuring initiative, and are on-track to meet our expected savings in 2013.

As a result of actions we have taken to accelerate our Invigorate program, we exited 2012 with approximately $200 million of run-rate cost savings, and we are expecting to achieve the remaining annual run-rate savings of $400 million in 2013 and 2014.

    Our high-level estimates of the pre-tax charges expected to be incurred through 2014 in connection with our Invigorate program remain unchanged. The total estimated pre-tax charges range from $170 million to $250 million and consist of $90 million to $135 million of employee separation costs; $30 million to $45 million of facility-related costs; $10 million to $20 million of asset impairment charges; and $40 million to $50 million of systems conversion and integration costs. Of the total estimated pre-tax charges expected to be incurred, we estimate that $160 million to $230 million are anticipated to result in cash expenditures. The actual charges incurred in connection with the multi-year course of action could be materially different from these estimates. As detailed plans to implement the multi-year course of action are approved and executed, it will result in charges to earnings. Through March 31, 2013, the cumulative charge recorded in connection with the Invigorate program totaled $118.1 million.

For additional information on the Invigorate program and associated costs, see Note 4 to the Consolidated Financial Statements.

Divestiture of Business

During the fourth quarter of 2012, we committed to a plan to sell HemoCue, our diagnostic point-of-care testing business, and in February 2013, we entered into an agreement to sell HemoCue. As of March 31, 2013 and December 31, 2012, the applicable assets and liabilities of HemoCue have been classified as held for sale in the accompanying consolidated balance sheets. HemoCue is reported as discontinued operations in our consolidated statements of operations as no significant involvement or continuing cash flows are expected from, or to be provided to HemoCue following the consummation of the sale transaction. For all periods presented, our consolidated statements of operations have been recast to reflect the presentation of discontinued operations. See Note 18 to the Consolidated Financial Statements in the Company's 2012 Annual Report on Form 10-K and Note 12 to the interim consolidated financial statements for additional information.

On April 9, 2013, we completed the sale of HemoCue for approximately $300 million plus customary adjustments for cash balances.

Recent Acquisitions

Acquisition of Business from Dignity Health

On April 17, 2013, the Company entered into a definitive agreement to acquire certain lab-related clinical outreach service operations of Dignity Health, a hospital system in California.

Acquisition of Businesses from UMass Memorial Medical Center

On January 2, 2013, we completed the acquisition of the clinical outreach and anatomic pathology businesses of UMass Memorial Medical Center ("UMass"). This purchase is the first step in a series of transactions between the parties whereby the two organizations expect to eventually have a financial stake in a new entity that will perform diagnostic information testing services in a defined territory within the state of Massachusetts.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect our reported financial results and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for most of our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of our total costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. There have been no significant changes to our critical accounting policies from those disclosed in our 2012 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Continuing Operations

	Three Months Ended March 31,
			% Increase (Decrease)
	2013	2012
	(dollars in millions, except per share data)
Net revenues	$1,786.6	$1,908.7	(6.4)%
Income from continuing operations	115.5	156.1	(26.0)%
Earnings per diluted share	$0.72	$0.97	(25.8)%

Results for the three months ended March 31, 2013 included $44.5 million of pre-tax charges, or $0.17 per diluted share, related to restructuring and integration costs primarily associated with workforce reductions and professional fees associated with further restructuring and integrating our business.

Results for the three months ended March 31, 2012 were affected by certain items that reduced earnings per diluted share by $0.08. During the first quarter of 2012, we incurred costs of $13.1 million, or $0.05 per diluted share, primarily associated with professional fees and other costs associated with further restructuring and integrating our business. Results for the quarter also included $7.1 million, or $0.03 per diluted share, principally associated with severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of our prior CEO.

Net Revenues

Net revenues for the three months ended March 31, 2013 were 6.4% below the prior year level.

DIS revenue, which accounted for over 90% of our consolidated revenues, decreased by 6.7% for the three months ended March 31, 2013 compared to the prior year period. DIS volume, measured by the number of requisitions, decreased 3.4% for the first quarter of 2013, compared to the prior year period. This decrease was principally due to fewer business days during the quarter, and to a lesser extent, the impact of weather, as compared to the prior year period, which combined to reduce DIS volume by about 2.5%. Partially offsetting those factors was about a 1% volume contribution associated with the UMass acquisition. The resulting underlying volume was about 2% below the prior year.

Revenue per requisition for the three months ended March 31, 2013 decreased 3.4% from the prior year level. This decrease is primarily associated with a Medicare fee schedule reduction, including pathology reimbursement reductions, as well as certain commercial fee schedule changes, all of which went into effect at the beginning of the quarter. Favorable test mix was essentially offset by business mix changes including an increase in lower priced drugs-of-abuse testing, and a decrease in higher priced anatomic pathology testing. We expect reimbursement pressures to impact our revenue per requisition by about 3% for the full year in 2013.

Our Diagnostic Solutions ("DS") business accounted for approximately 8% of our net revenues for the three months ended March 31, 2013 and 2012. For the three months ended March 31, 2013, combined revenues in these businesses decreased by approximately 2%, compared to the prior year period.

Operating Costs and Expenses

	Three Months Ended March 31,
	2013		2012		Increase (Decrease)
	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue
	(dollars in millions)
Cost of services	$1,091.8	61.1%	$1,109.2	58.1%	$(17.4)	3.0%
Selling, general and administrative expenses (SG&A)	447.9	25.1	483.3	25.3	(35.4)	(0.2)
Amortization of intangible assets	19.3	1.1	18.8	1.0	0.5	0.1
Other operating expense, net	0.7	—	(0.4)	—	1.1	—
Total operating costs and expenses	$1,559.7	87.3%	$1,610.9	84.4%	$(51.2)	2.9%
Bad debt expense (included in SG&A)	$71.9	4.0%	$80.7	4.2%	$(8.8)	(0.2)%

Total Operating Costs and Expenses

For the three months ended March 31, 2013, total operating costs and expenses were $51.2 million below the prior year level, primarily driven by actions we have taken to reduce our cost structure under our Invigorate program and lower testing volumes in our DIS business. The savings associated with Invigorate have served to mitigate some of the earnings impact from the year over year revenue decrease. These savings were partially offset by higher costs primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business. These costs totaled $44.5 million ($17.4 million in cost of services and $27.1 million in selling, general and administrative expenses).

Cost of Services

The decrease in cost of services for the three months ended March 31, 2013 is primarily due to the impact of actions we have taken to reduce our cost structure under the Invigorate program and lower testing volumes in our DIS business. This was partially offset by higher costs associated with restructuring and integration activities in 2013, compared to the prior year period. The decrease in net revenues was the primary factor for the increase in cost of services as a percentage of net revenues in 2013 compared to the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net revenues for the three months ended March 31, 2013 decreased slightly compared to the prior year period. This decrease was primarily related to actions we have taken to reduce our cost structure under the Invigorate program and lower testing volumes in our DIS business. This decrease was partially offset by higher costs associated with restructuring and integration activities in 2013, compared to the prior year period.

Amortization of Intangible Assets

The increase in amortization of intangible assets for the three months ended March 31, 2013, compared to the prior year period, primarily reflects the impact of amortization of intangible assets acquired as part of the UMass acquisition.

Operating Income

	Three Months Ended March 31,
			Increase (Decrease)
	2013	2012
	(dollars in millions)
Operating income	$227.0	$297.8	$(70.8)
Operating income as a % of net revenues	12.7%	15.6%	(2.9)%

The decrease in operating income as a percentage of net revenues for the three months ended March 31, 2013, compared to the prior year period, is primarily a function of reduced revenues and higher costs associated with restructuring and integration activities, partially offset by savings realized from our Invigorate program.

Interest Expense, net

	Three Months Ended March 31,
			Increase (Decrease)
	2013	2012
	(dollars in millions)
Interest expense, net	$39.9	$42.1	$(2.2)

Interest expense, net for the three months ended March 31, 2013 decreased, compared to prior year period, primarily due to lower average outstanding debt balances in 2013.

Other Income, net

Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the three months ended March 31, 2013 and 2012, other income, net includes gains of $3.4 million and $4.8 million, respectively, associated with investments held in trusts pursuant to our supplemental deferred compensation plans.

Income Tax Expense

	Three Months Ended March 31,
			Increase (Decrease)
	2013	2012
	(dollars in millions)
Income tax expense	$73.3	$102.6	$(29.3)
Effective income tax rate	37.3%	38.3%	(1.0)%

The decrease in the effective income tax rate for the three months ended March 31, 2013, compared to the prior year period, is due primarily to certain tax credits reflected in the effective income tax rate for 2013.

Discontinued Operations

Discontinued operations for the three months ended March 31, 2013 include HemoCue and NID, a test kit manufacturing subsidiary. Discontinued operations for the three months ended March 31, 2012 include HemoCue, NID and OralDNA, a salivary-diagnostics business ("OralDNA"), which was sold during the fourth quarter of 2012. The results of operations for HemoCue and NID have been classified as discontinued operations for all periods presented. The results of operations for OralDNA have been classified as discontinued operations for the three months ended March 31, 2012. See Note 12 to the interim consolidated financial statements for further details.

The following table summarizes our income from discontinued operations, net of taxes:

	Three Months Ended March 31,
			Increase (Decrease)
	2013	2012
	(dollars in millions)
Net revenues	$25.0	$27.8	$(2.8)
Income from discontinued operations before taxes	1.0	2.5	(1.5)
Income tax benefit	19.3	0.5	18.8

Income from discontinued operations, net of taxes	$20.3	$3.0	$17.3

For the three months ended March 31, 2013, income from discontinued operations, net of taxes includes discrete tax benefits of $19.8 million due to new information resulting in changes in estimates for certain tax contingencies related to NID.

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

At March 31, 2013 and December 31, 2012, the fair value of our debt was estimated at approximately $3.8 billion and $3.8 billion, respectively, using quoted active market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2013 and December 31, 2012, the estimated fair value exceeded the carrying value of the debt by $368 million and $481 million, respectively. A hypothetical 10% increase in interest rates (representing 47 basis points and 48 basis points at March 31, 2013 and December 31, 2012, respectively) would potentially reduce the estimated fair value of our debt by approximately $98 million and $98 million at March 31, 2013 and December 31, 2012, respectively.

Borrowings under our floating rate senior notes due 2014, our senior unsecured revolving credit facility and our secured receivables credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. At March 31, 2013, the borrowing rates under these debt instruments were: for our floating rate senior notes due 2014, LIBOR plus 0.85%; for our senior unsecured revolving credit facility, LIBOR plus 1.125%; and for our secured receivables credit facility, 0.95%. At March 31, 2013, the weighted average LIBOR was 0.3%. As of March 31, 2013, $200 million was outstanding under our floating rate senior notes due 2014 and $45 million was outstanding under our $525 million secured receivables credit facility. There were no borrowings outstanding under our $750 million senior unsecured revolving credit facility as of March 31, 2013.

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

In prior years, we entered into various fixed-to-variable interest rate swap agreements with an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 0.54% and one-month LIBOR plus 1.33%. In July 2012, we monetized the value of these interest rate swap assets by terminating the hedging instruments. The asset value, including accrued interest through the date of termination, was $71.8 million and the amount to be amortized as a reduction of interest expense over the remaining terms of the hedged debt instruments was $65.2 million. Immediately after the termination of these interest rate swaps, we entered into new fixed-to-variable interest rate swap agreements on the same Senior Notes. The interest rate swap agreements we entered into in July 2012 have an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 2.3% and one-month LIBOR plus 3.6% and are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020. During the fourth quarter of 2012, we entered into additional fixed-to-variable interest rate swap agreements with an aggregate notional amount of $400 million and variable interest rates based on one-month LIBOR plus a spread ranging from 3.4% and 5.1%. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2015 and a portion of the Senior Notes due 2021. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 5 basis points) would impact annual interest expense by approximately $0.6 million, assuming no changes to the debt outstanding at March 31, 2013.

The fair value of the fixed-to-variable interest rate swap agreements related to our Senior Notes due 2016 was an asset of $0.6 million at March 31, 2013. A hypothetical 10% change in interest rates (representing 5 basis points) would potentially change the fair value of the asset by $0.5 million. The fair value of the fixed-to-variable interest rate swap agreements related to our Senior Notes due 2015, 2020 and 2021 was a liability of $7.6 million at March 31, 2013. A hypothetical 10% change in interest rates (representing 10 basis points) would potentially change the fair value of this liability by $5.4 million.

For further details regarding our outstanding debt, see Note 12 to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012. For details regarding our financial instruments, see Note 8 to the interim consolidated financial statements.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying value of our equity investments was $12.1 million at March 31, 2013.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2013 totaled $134 million, compared to $296 million at December 31, 2012. Cash and cash equivalents consist of cash and highly liquid short-term investments. For the three months ended March 31, 2013, cash flows from operating activities of $47 million, together with cash on hand, were used to fund investing and financing activities of $140 million and $60 million, respectively. Cash and cash equivalents at March 31, 2012 totaled $145 million compared to $165 million at December 31, 2011. For the three months ended March 31, 2012, cash flows from operating activities of $161 million, together with cash on hand, were used to fund investing and financing activities of $83 million and $97 million, respectively.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 was $47 million compared to $161 million in the prior year period. Cash flows from operating activities for the three months ended March 31, 2013 were reduced by approximately $70 million of income tax payments which were deferred from the fourth quarter of 2012 under a program offered to companies whose principal place of business was in states most affected by Hurricane Sandy. The remainder of the decrease in cash flows from operating activities is primarily due to reduced earnings. Days sales outstanding, a measure of billing and collection efficiency, was 46 days at March 31, 2013, compared to 47 days at December 31, 2012 and 44 days at March 31, 2012.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 was $140 million, and consisted principally of $90.4 million for business acquisitions and $49 million for capital expenditures

Net cash used in investing activities for the three months ended March 31, 2012 was $83 million, consisting principally of $50.6 million for business acquisitions and $30 million for capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2013 was $60 million, consisting primarily of purchases of treasury stock of $62 million, dividend payments of $48 million and distributions to noncontrolling interests of $3 million. These decreases were partially offset by net increases in debt of $44 million and proceeds from the exercise of stock options and related tax benefits totaling $15 million. The net increase in debt consists of $176.5 million of borrowings and $132.4 million of repayments.

The borrowings of $176.5 and the repayment of $132.4 million are primarily associated with our secured receivables credit facility.

Net cash used in financing activities for the three months ended March 31, 2012 was $97 million, consisting primarily of net decreases in debt of $102 million, purchases of treasury stock of $50 million, dividend payments of $27 million, and distributions to noncontrolling interests of $6 million. These decreases were partially offset by proceeds from the exercise of stock options and related tax benefits totaling $68 million. The net decrease in debt consists of $365 million of borrowings and $467 million of repayments.

In the first quarter of 2012, borrowings of $365 million under our secured receivables credit facility, together with $100 million of cash on hand, were used to fund repayments of $280 million under our term loan due May 2012 and $185 million of borrowings outstanding under our secured receivables credit facility.

Dividends

During the first quarter of 2013, our Board of Directors declared a quarterly cash dividend of $0.30 per common share. During each of the first three quarters of 2012, our Board of Directors declared a quarterly cash dividend of $0.17 per common share, and in November 2012, declared an increase in the quarterly cash dividend to $0.30 per common share. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

Share Repurchases

In January 2012, our Board of Directors authorized $1 billion of additional share repurchases of our common stock, increasing our total available authorization at that time to $1.1 billion. The share repurchase authorization has no set expiration or termination date.

For the three months ended March 31, 2013, we repurchased 1.1 million shares of our common stock at an average price of $57.81 per share for a total of $62 million. At March 31, 2013, $803 million remained available under share repurchase authorizations.

For the three months ended March 31, 2012, we repurchased 847 thousand shares of our common stock at an average price of $59.00 per share for a total of $50 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of March 31, 2013:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Remainder of 2013	1-3 years	3-5 years	After 5 years
Outstanding debt	$3,346,541	$45,000	$701,541	$675,000	$1,925,000
Capital lease obligations	25,675	7,080	15,604	2,991	—
Interest payments on outstanding debt	2,019,298	115,324	326,418	258,405	1,319,151
Operating leases	663,208	141,445	261,844	126,760	133,159
Purchase obligations	93,402	33,603	49,733	8,235	1,831
Merger consideration obligations	51,302	935	50,367	—	—
Total contractual obligations	$6,199,426	$343,387	$1,405,507	$1,071,391	$3,379,141

Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of March 31, 2013 applied to the March 31, 2013 balances, which are assumed to remain outstanding through their maturity dates.

A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 12 to the Consolidated Financial Statements in our 2012

Annual Report on Form 10-K. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2012 is contained in Note 17 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K. Merger consideration obligation includes consideration due related to the Celera and UMass acquisitions. A full discussion and analysis regarding our acquisition of Celera and the merger consideration related to shares of Celera which had not been surrendered as of December 31, 2012 is contained in Note 5 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K. See Note 5 to the interim consolidated financial statements for further details regarding the UMass acquisition.

As of March 31, 2013, our total liabilities associated with unrecognized tax benefits were approximately $175 million, which were excluded from the table above. We believe it is reasonably possible that these liabilities may decrease by up to approximately $26 million within the next twelve months, primarily as a result of the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 7 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of March 31, 2013, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

Unconsolidated Joint Ventures

We have investments in unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; and Dayton, Ohio, which are accounted for under the equity method of accounting. We believe that our transactions with our joint ventures are conducted at arm’s length, reflecting current market conditions and pricing. Total net revenues of our unconsolidated joint ventures equal approximately 6% of our consolidated net revenues. Total assets associated with our unconsolidated joint ventures are less than 2% of our consolidated total assets. We have no material unconditional obligations or guarantees to, or in support of, our unconsolidated joint ventures and their operations.

Requirements and Capital Resources

We estimate that we will invest approximately $250 million during 2013 for capital expenditures, to support and expand our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including specific initiatives associated with our Invigorate program. We expect to fund the repayment of our short-term borrowings and the current portion of our long-term debt using cash on hand and existing credit facilities.

As of March 31, 2013, $1.2 billion of borrowing capacity was available under our existing credit facilities, consisting of $480 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

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

Recent Accounting Pronouncements Not Yet Effective

In March 2013, the FASB issued a new accounting standard on foreign currency matters that clarifies the guidance of a parent company's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The impact of this accounting standard is discussed in Note 2 to the interim consolidated financial statements.

Forward-Looking Statements

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners and other factors discussed in “Business,” “Risk Factors,” “Cautionary Factors That May Affect Future Results,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in our 2013 Quarterly Reports on Form 10-Q and other items throughout the 2012 Form 10-K and our 2013 Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

During the first quarter of 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 11 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2013.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2013 – January 31, 2013
Share Repurchase Program (A)	257,790	$58.14	257,790	$850,072
Employee Transactions (B)	530	$59.02	N/A	N/A
February 1, 2013 – February 28, 2013
Share Repurchase Program (A)	808,318	$57.70	808,318	$803,431
Employee Transactions (B)	84,318	$57.91	N/A	N/A
March 1, 2013 – March 31, 2013
Share Repurchase Program (A)	—	$—	—	$803,431
Employee Transactions (B)	69,470	$56.24	N/A	N/A
Total
Share Repurchase Program (A)	1,066,108	$57.81	1,066,108	$803,431
Employee Transactions (B)	154,318	$57.16	N/A	N/A

(A)
In January 2012, our Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to $1.1 billion. The share repurchase authorization has no set expiration or termination date. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $5.5 billion of share repurchases of our common stock through March 31, 2013.

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

Item 6.	Exhibits

Exhibits:

10.1	Form of Equity Award dated as of February 25, 2013

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20130331.xml

101.SCH	dgx-20130331.xsd

101.CAL	dgx-20130331_cal.xml

101.DEF	dgx-20130331_def.xml

101.LAB	dgx-20130331_lab.xml

101.PRE	dgx-20130331_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 24, 2013
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
President and Chief Executive Officer

By	/s/ Robert A. Hagemann
Robert A. Hagemann
Senior Vice President and Chief Financial Officer