Form 10-Q
period 2013-06-30
QUEST DIAGNOSTICS INC
filed 2013-07-25
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
Commission file number 001-12215

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 19, 2013, there were outstanding 151,886,161 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$1,815,740	$1,878,352	$3,602,387	$3,787,049

Operating costs and expenses:
Cost of services	1,093,666	1,101,924	2,185,510	2,211,088
Selling, general and administrative	418,548	424,085	866,407	907,337
Amortization of intangible assets	19,756	18,808	39,040	37,633
Other operating (income) expense, net	(4,951)	183	(4,285)	(180)
Total operating costs and expenses	1,527,019	1,545,000	3,086,672	3,155,878

Operating income	288,721	333,352	515,715	631,171

Other income (expense):
Interest expense, net	(39,921)	(41,750)	(79,786)	(83,852)
Equity earnings in unconsolidated joint ventures	7,253	7,372	13,399	14,981
Other income (expense), net	258	(1,255)	3,649	3,501
Total non-operating expenses, net	(32,410)	(35,633)	(62,738)	(65,370)

Income from continuing operations before taxes	256,311	297,719	452,977	565,801
Income tax expense	94,491	113,726	167,828	216,288
Income from continuing operations	161,820	183,993	285,149	349,513
Income from discontinued operations, net of taxes	12,803	2,480	33,091	5,475
Net income	174,623	186,473	318,240	354,988

Less: Net income attributable to noncontrolling interests	9,155	8,768	16,993	18,165
Net income attributable to Quest Diagnostics	$165,468	$177,705	$301,247	$336,823

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$152,665	$175,225	$268,156	$331,348
Income from discontinued operations, net of taxes	12,803	2,480	33,091	5,475
Net income	$165,468	$177,705	$301,247	$336,823

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$0.99	$1.10	$1.72	$2.08
Income from discontinued operations	0.08	0.02	0.21	0.04
Net income	$1.07	$1.12	$1.93	$2.12

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$0.99	$1.09	$1.71	$2.06
Income from discontinued operations	0.08	0.02	0.21	0.04
Net income	$1.07	$1.11	$1.92	$2.10

Weighted average common shares outstanding:
Basic	152,708	158,477	155,403	158,385
Diluted	154,059	159,784	156,733	159,745

Dividends per common share	$0.30	$0.17	$0.60	$0.34
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$174,623	$186,473	$318,240	$354,988

Other comprehensive income (loss):
Currency translation	(26,264)	(19,183)	(30,651)	(967)
Market valuation, net of tax	363	44	305	245
Net deferred loss on cash flow hedges, net of tax	210	210	420	420
Other, net of tax	2,827	—	2,837	—
Other comprehensive loss	(22,864)	(18,929)	(27,089)	(302)

Comprehensive income	151,759	167,544	291,151	354,686
Less: Comprehensive income attributable to noncontrolling interests	9,155	8,768	16,993	18,165
Comprehensive income attributable to Quest Diagnostics	$142,604	$158,776	$274,158	$336,521
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012
(in thousands, except per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$148,342	$295,586
Accounts receivable, net of allowance for doubtful accounts of $245,975 and $235,747 at June 30, 2013 and December 31, 2012, respectively	946,753	867,010
Inventories	89,442	93,050
Deferred income taxes	158,786	174,209
Prepaid expenses and other current assets	126,376	90,950
Current assets held for sale	—	40,192
Total current assets	1,469,699	1,560,997
Property, plant and equipment, net	751,814	755,831
Goodwill	5,665,845	5,535,848
Intangible assets, net	929,421	872,172
Other assets	219,406	204,631
Non-current assets held for sale	—	354,384
Total assets	$9,036,185	$9,283,863

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$915,927	$1,016,191
Short-term borrowings and current portion of long-term debt	374,764	9,404
Current liabilities held for sale	—	22,008
Total current liabilities	1,290,691	1,047,603
Long-term debt	3,121,601	3,354,173
Other liabilities	685,327	635,558
Non-current liabilities held for sale	—	60,800
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both June 30, 2013 and December 31, 2012; 215,358 shares and 215,075 shares issued at June 30, 2013 and December 31, 2012, respectively	2,154	2,151
Additional paid-in capital	2,326,926	2,370,677
Retained earnings	4,898,331	4,690,378
Accumulated other comprehensive (loss) income	(12,769)	14,320
Treasury stock, at cost; 63,538 shares and 56,744 shares at June 30, 2013 and December 31, 2012, respectively	(3,302,686)	(2,914,479)
Total Quest Diagnostics stockholders’ equity	3,911,956	4,163,047
Noncontrolling interests	26,610	22,682
Total stockholders’ equity	3,938,566	4,185,729
Total liabilities and stockholders’ equity	$9,036,185	$9,283,863
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$318,240	$354,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,014	144,029
Provision for doubtful accounts	139,449	147,183
Deferred income tax benefit	(10,991)	(11,305)
Stock-based compensation expense	16,515	34,178
Excess tax benefits from stock-based compensation arrangements	(2,736)	(3,929)
Other, net	(23,522)	264
Changes in operating assets and liabilities:
Accounts receivable	(213,312)	(181,918)
Accounts payable and accrued expenses	(68,198)	(87,698)
Income taxes payable	(34,547)	28,648
Other assets and liabilities, net	(7,588)	(12,306)
Net cash provided by operating activities	255,324	412,134

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(179,949)	(50,568)
Proceeds from sale of business	266,041	—
Capital expenditures	(104,718)	(77,408)
Increase in investments and other assets	(736)	(2,565)
Net cash used in investing activities	(19,362)	(130,541)

Cash flows from financing activities:
Proceeds from borrowings	578,082	685,000
Repayments of debt	(414,792)	(899,646)
Purchases of treasury stock	(511,630)	(100,000)
Exercise of stock options	63,257	90,579
Excess tax benefits from stock-based compensation arrangements	2,736	3,929
Dividends paid	(95,267)	(53,981)
Distributions to noncontrolling interests	(13,447)	(15,795)
Other financing activities, net	(9,379)	17,177
Net cash used in financing activities	(400,440)	(272,737)

Net change in cash and cash equivalents	(164,478)	8,856
Add: Decrease in cash and cash equivalents included in assets held for sale	17,234	—
Cash and cash equivalents, beginning of period	295,586	164,886
Cash and cash equivalents, end of period	$148,342	$173,742
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(unaudited)
(in thousands)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2012	158,331	$2,151	$2,370,677	$4,690,378	$14,320	$(2,914,479)	$22,682	$4,185,729
Net income				301,247			16,993	318,240
Other comprehensive loss, net of tax					(27,089)			(27,089)
Dividends declared				(93,294)				(93,294)
Distributions to noncontrolling interests							(13,447)	(13,447)
Issuance of common stock under benefit plans	664	5	1,256			8,922		10,183
Stock-based compensation expense			14,718			1,797		16,515
Exercise of stock options	1,306		(4,454)			67,704	7	63,257
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(172)	(2)	(9,881)					(9,883)
Tax benefits associated with stock-based compensation plans			(390)					(390)
Purchases of treasury stock	(8,309)		(45,000)			(466,630)		(511,630)
Other							375	375
Balance, June 30, 2013	151,820	$2,154	$2,326,926	$4,898,331	$(12,769)	$(3,302,686)	$26,610	$3,938,566

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2011	157,420	$2,146	$2,347,518	$4,263,599	$(8,067)	$(2,912,324)	$22,127	$3,714,999
Net income				336,823			18,165	354,988
Other comprehensive loss, net of tax					(302)			(302)
Dividends declared				(54,115)				(54,115)
Distributions to noncontrolling interests							(15,795)	(15,795)
Issuance of common stock under benefit plans	996	8	1,523			8,582		10,113
Stock-based compensation expense			32,393			1,785		34,178
Exercise of stock options	1,950		(8,845)			99,424		90,579
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(342)	(3)	(19,721)					(19,724)
Tax benefits associated with stock-based compensation plans			4,780					4,780
Purchases of treasury stock	(1,729)					(100,000)		(100,000)
Other							1,434	1,434
Balance, June 30, 2012	158,295	$2,151	$2,357,648	$4,546,307	$(8,369)	$(2,902,533)	$25,931	$4,021,135
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The Company completed the sale of its OralDNA salivary-diagnostics business ("OralDNA") during the fourth quarter of 2012. In April 2013, the Company completed the sale of its HemoCue diagnostics products business ("HemoCue"). During the third quarter of 2006, the Company completed its wind-down of NID, a test kit manufacturing subsidiary, and classified the operations of NID as discontinued operations. The accompanying consolidated statements of operations and related disclosures have been recast to report the results of OralDNA and HemoCue as discontinued operations for the three and six months ended June 30, 2013 and 2012. See Note 12 for a further discussion of discontinued operations.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

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

In July 2013, the FASB issued a new accounting standard to permit the use of the Fed Funds Effective Swap Rate to be used as an alternative benchmark interest rate for hedge accounting purposes in interest rate derivatives. The new standard is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The new standard is not expected to have a material effect on the Company's consolidated financial statements.

In July 2013, the FASB issued a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impacts of this new standard.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$152,665	$175,225	$268,156	$331,348
Income from discontinued operations, net of taxes	12,803	2,480	33,091	5,475
Net income attributable to Quest Diagnostics’ common stockholders	$165,468	$177,705	$301,247	$336,823

Income from continuing operations	$152,665	$175,225	$268,156	$331,348
Less: Earnings allocated to participating securities	562	712	927	1,306
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$152,103	$174,513	$267,229	$330,042

Weighted average common shares outstanding – basic	152,708	158,477	155,403	158,385
Effect of dilutive securities:
Stock options and performance share units	1,351	1,307	1,330	1,360
Weighted average common shares outstanding – diluted	154,059	159,784	156,733	159,745

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$0.99	$1.10	$1.72	$2.08
Income from discontinued operations	0.08	0.02	0.21	0.04
Net income	$1.07	$1.12	$1.93	$2.12

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$0.99	$1.09	$1.71	$2.06
Income from discontinued operations	0.08	0.02	0.21	0.04
Net income	$1.07	$1.11	$1.92	$2.10

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options and performance share units	1,457	2,463	1,771	2,229

4.    INVIGORATE PROGRAM

During 2012, the Company committed to a course of action related to a multi-year program called Invigorate which is designed to reduce its cost structure. The Invigorate program is intended to address continued reimbursement pressures and labor and benefit cost increases, free up additional resources to invest in science, innovation and other growth initiatives, and enable the Company to improve operating profitability and quality. In connection with this program, the Company also launched a voluntary retirement program to certain eligible employees, which was essentially completed at the end of the first quarter of 2013. The Invigorate program is currently expected to be principally completed by the end of 2014.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

As part of the Invigorate program, the Company launched a major management restructuring aimed at driving operational excellence and restoring growth. The key element of this organizational change is to eliminate the complexity associated with the Company's prior structure, including reducing management layers, so that the Company can better focus on customers and speed decision-making. The new organization is designed to align around future growth opportunities, improve execution and leverage company-wide infrastructure to maximize value and efficiency. The majority of the organizational changes became effective on January 1, 2013. The Company has completed the elimination of at least three layers from the organization, and has reduced approximately 450 management positions from the Company through the end of the second quarter of 2013 associated with this initiative. The Company expects to eliminate a total of approximately 500 management positions by the end of 2013.

The following table provides a summary of the Company's pre-tax restructuring and integration charges associated with the Invigorate program and other employee separation costs for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Employee separation costs	$7,762	$41,355
Facility-related costs	1,234	1,243
Accelerated vesting of stock-based compensation	—	1,284
Total restructuring charges	8,996	43,882

Other integration costs	$8,413	$13,257
Total restructuring and integration charges	$17,409	$57,139

Of the total employee separation costs incurred during the three and six months ended June 30, 2013, $0.3 million and $18.5 million, respectively, represent costs associated with the Company's management layer reduction initiative, and $1.4 million and $4.4 million, respectively, represent costs incurred under the Company's voluntary retirement program. The remaining employee separation costs incurred during the three and six months ended June 30, 2013 represent other actions the Company has taken to restructure its business.

Of the total $17.4 million in restructuring and integration charges incurred during the three months ended June 30, 2013, $5.6 million and $11.8 million was recorded in cost of services and selling, general and administrative expenses, respectively. Of the total $57.1 million in restructuring and integration charges incurred during the six months ended June 30, 2013, $22.3 million and $34.8 million was recorded in cost of services and selling, general and administrative expenses, respectively. These charges were primarily recorded in the Company's DIS business for both periods presented.

The following table summarizes activity in the restructuring liability as of June 30, 2013:

	Employee Separation Costs	Facility-Related Costs	Total

Balance, December 31, 2012	$40,018	$257	$40,275
Current period charges	41,355	1,243	42,598
Other / adjustments	2,915	—	2,915
Less:
Cash payments	(36,775)	—	(36,775)
Balance, June 30, 2013	$47,513	$1,500	$49,013

In addition to the restructuring and integration charges noted above, the Company incurred approximately $1.4 million and $6.1 million during the three and six months ended June 30, 2013, respectively, primarily associated with professional fees

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

incurred in connection with further restructuring and integration of the Company's business. The remainder for both periods represent costs related to the integration of recent acquisitions with the Company's operations.

5.     BUSINESS ACQUISITIONS

Acquisition of Businesses from UMass Memorial Medical Center

On January 2, 2013, the Company completed the acquisition of the clinical outreach and anatomic pathology businesses of UMass Memorial Medical Center ("UMass"). This purchase was the first step in a series of transactions between the parties whereby the two organizations expect to eventually have a financial stake in a new entity that will perform diagnostic information testing services in a defined territory within the state of Massachusetts. The assets acquired at the acquisition date primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles (see Note 7). In addition the Company granted to UMass a call option and UMass granted to the Company a put option for UMass to acquire an 18.90% equity interest in a newly formed entity. The put and call options have a vesting period of approximately two years (see Note 6).

Other Acquisitions

On May 15, 2013, the Company completed the acquisition of the toxicology and clinical laboratory business of Advanced Toxicology Network ("ATN") from Concentra, a subsidiary of Humana Inc. The assets acquired at the acquisition date primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles (see Note 7).

On June 22, 2013, the Company completed the acquisition of certain lab-related clinical outreach service operations of Dignity Health ("Dignity"), a hospital system in California. The assets acquired at the acquisition date primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles (see Note 7).

Pro Forma Combined Financial Information

Supplemental pro forma combined financial information has not been presented as the combined impact of the above acquisitions are not material to the Company’s consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

6.     FAIR VALUE MEASUREMENTS

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2013		Level 1	Level 2	Level 3
Assets:
Trading securities	$47,362	$47,362	$—	$—
Cash surrender value of life insurance policies	27,004	—	27,004	—
Put option	7,400	—	—	7,400
Available-for-sale equity securities	1,113	—	—	1,113
Foreign currency forward contracts	134	—	134	—
Total	$83,013	$47,362	$27,138	$8,513

Liabilities:
Deferred compensation liabilities	$79,410	$—	$79,410	$—
Interest rate swaps	30,694	—	30,694	—
Call option	9,940	—	—	9,940
Total	$120,044	$—	$110,104	$9,940

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2012		Level 1	Level 2	Level 3
Assets:
Trading securities	$52,283	$52,283	$—	$—
Cash surrender value of life insurance policies	25,018	—	25,018	—
Interest rate swaps	830	—	830	—
Available-for-sale equity securities	612	—	—	612
Foreign currency forward contracts	403	—	403	—
Total	$79,146	$52,283	$26,251	$612

Liabilities:
Deferred compensation liabilities	$82,218	$—	$82,218	$—
Interest rate swaps	3,129	—	3,129	—
Total	$85,347	$—	$85,347	$—

A full description regarding the Company's fair value measurements is contained in Note 6 to the Consolidated Financial Statements in the Company's 2012 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
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

In connection with the acquisition of certain businesses of UMass, the Company granted to UMass a call option and UMass granted to the Company a put option for UMass to acquire an 18.90% equity interest in a newly formed entity. The put and call options are derivative instruments that have a vesting period of approximately two years and their fair values have been measured using a combination of discounted cash flows and the Black-Scholes-Merton option pricing model (See Note 5).

The following table provides a reconciliation of the beginning and ending balances of assets and liabilities using significant unobservable inputs:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Equity Securities	Put Option Derivative Asset	Total
Balance, December 31, 2012	$612	$—	$612
Purchases, additions and issuances	—	8,250	8,250
Total gains (losses) - realized/ unrealized:
Included in earnings	—	(850)	(850)
Included in other comprehensive income (loss)	501	—	501
Transfers in and out of Level 3	—	—	—
Balance, June 30, 2013	$1,113	$7,400	$8,513

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Call Option Derivative Liability
Balance, December 31, 2012	$—
Purchases, additions and issuances	10,808
Total (gains) losses - realized/ unrealized:
Included in earnings	(868)
Transfers in and out of Level 3	—
Balance, June 30, 2013	$9,940

The unrealized gains and losses included in earnings for the six months ended June 30, 2013 are reported in other non-operating income.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At June 30, 2013, the fair value of the Company’s debt was estimated at $3.8 billion, which exceeded the carrying value by $262 million. At December 31, 2012, the fair value of the Company's debt was estimated at $3.8 billion, which exceeded the carrying value by $481 million. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the six months ended June 30, 2013 and for the year ended December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Balance at beginning of period	$5,535,848	$5,795,765
Goodwill acquired during the period	130,192	28,144
Goodwill impairment and write-off associated with sale of business during the period	—	(85,173)
Reclassification to non-current assets held for sale	—	(218,795)
(Decrease) increase related to foreign currency translation	(195)	15,907
Balance at end of period	$5,665,845	$5,535,848

Approximately 90% of the Company’s goodwill as of June 30, 2013 and December 31, 2012 was associated with its clinical testing business.

For the six months ended June 30, 2013, goodwill acquired was principally associated with the UMass, Dignity and ATN acquisitions, which is deductible for tax purposes. These acquisitions resulted in $94.9 million of intangible assets, principally comprised of customer-related intangibles.

For the year ended December 31, 2012, goodwill acquired was principally associated with the acquisition of S.E.D. Medical Laboratories. Approximately $28 million and $19 million, respectively, represented goodwill, which is deductible for tax purposes, and intangible assets, principally comprised of customer-related intangibles.

For the year ended December 31, 2012, goodwill impairment was associated with HemoCue and the write-off of goodwill was associated with the sale of OralDNA during the fourth quarter of 2012. For further details regarding goodwill included in non-current assets held for sale, see Note 18 to the Consolidated Financial Statements in the Company's 2012 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

Intangible assets at June 30, 2013 and December 31, 2012 consisted of the following:

	Weighted Average Amortization Period (in Years)	June 30, 2013			December 31, 2012
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related intangibles	18	$657,901	$(190,909)	$466,992	$566,701	$(173,516)	$393,185
Non-compete agreements	4	41,651	(21,893)	19,758	38,551	(17,123)	21,428
Technology	14	131,040	(31,002)	100,038	131,040	(25,144)	105,896
Other	8	143,806	(48,652)	95,154	141,818	(37,634)	104,184
Total	16	974,398	(292,456)	681,942	878,110	(253,417)	624,693

Intangible assets not subject to amortization:
Tradenames		246,200	—	246,200	246,200	—	246,200
In-process research and development		120	—	120	120	—	120
Other		1,159	—	1,159	1,159	—	1,159
Total intangible assets		$1,221,877	$(292,456)	$929,421	$1,125,589	$(253,417)	$872,172

Amortization expense related to intangible assets was $19.8 million and $18.8 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, amortization expense related to intangible assets was $39.0 million and $37.6 million, respectively.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2013 is as follows:

Year Ending December 31,
Remainder of 2013	$40,539
2014	77,376
2015	65,963
2016	58,922
2017	55,168
2018	48,428
Thereafter	335,546
Total	$681,942

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	June 30, 2013		December 31, 2012
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$—	Other assets	$830

Liability Derivatives:
Interest rate swaps	Other liabilities	30,694	Other liabilities	3,129

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Put option	Other assets	7,400	Other assets	—
Foreign currency forward contracts	Other current assets	134	Other current assets	403
		7,534		403

Liability Derivatives:
Call option	Other liabilities	9,940	Other liabilities	—

Total Net Derivatives Liabilities		$(33,100)		$(1,896)

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

Interest Rate Derivatives – Cash Flow Hedges

The Company has entered into various interest rate lock agreements and forward starting interest rate swap agreements to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates. The total net loss, net of taxes, recognized in accumulated other comprehensive (loss) income, related to the Company's cash flow hedges as of June 30, 2013 and December 31, 2012 was $6.4 million and $6.8 million, respectively. The loss recognized on the Company's cash flow hedges for the three and six months ended June 30, 2013 and 2012, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within the next twelve months is $1.3 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2015, 2016, 2020 and 2021. In prior years, the Company entered into various fixed-to-variable interest rate swap agreements with an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 0.54% and one-month LIBOR plus 1.33%. In July 2012, the Company monetized the value of these interest rate swap assets by terminating the hedging instruments. The asset value, including accrued interest through the date of termination, was $71.8 million and the amount to be amortized as a reduction of interest expense over the remaining terms of the hedged debt instruments was $65.2 million. Immediately after the termination of these interest rate swaps, the Company entered into new fixed-to-variable interest rate swap agreements on the same Senior Notes. The fixed-to-variable interest rate swap agreements that the Company entered into in July 2012 have an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 2.3% and one-month LIBOR plus 3.6%. During the fourth quarter of 2012, the Company entered into additional fixed-to-variable interest rate swap agreements with an aggregate notional amount of $400 million and variable interest rates based on one-month LIBOR plus a spread ranging from 3.4% to 5.1%. These derivative financial instruments are accounted for as fair value hedges on a portion of the Senior Notes due 2015 and a portion of the Senior Notes due 2021.

The interest rate swaps associated with the Senior Notes due 2015, 2016, 2020 and 2021 are classified as liabilities with an aggregate fair value of $30.7 million at June 30, 2013. The interest rate swaps associated with the Senior Notes due 2016 are classified as assets with a fair value of $0.8 million at December 31, 2012. The interest rate swaps associated with the Senior Notes due 2015, 2020, and 2021 are classified as liabilities with an aggregate fair value of $3.1 million at December 31, 2012. Since inception, the fair value hedges have been highly effective; therefore, there is no impact on earnings for the three and six months ended June 30, 2013 and 2012 as a result of hedge ineffectiveness.

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

9.    STOCKHOLDERS’ EQUITY

Components of Comprehensive Income

The market valuation adjustments represent unrealized holding gains (losses) on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 8). For the three and six months ended June 30, 2013 and 2012, the tax effects related to the market valuation adjustments and deferred losses were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

Changes in Accumulated Other Comprehensive (Loss) Income by Component

The changes in accumulated other comprehensive (loss) income by component for the six months ended June 30, 2013 and 2012 were as follows:

	Foreign Currency Translation Adjustment	Market Value Adjustment	Deferred Loss	Accumulated Other Comprehensive (Loss) Income

Balance, December 31, 2012	$25,463	$(4,326)	$(6,817)	$14,320

Other comprehensive (loss) income before reclassifications	(1,358)	305	—	(1,053)
Amounts reclassified from accumulated other comprehensive (loss) income	(29,293)	2,837	420	(26,036)

Net current period other comprehensive (loss) income	(30,651)	3,142	420	(27,089)

Balance, June 30, 2013	$(5,188)	$(1,184)	$(6,397)	$(12,769)

	Foreign Currency Translation Adjustment	Market Value Adjustment	Deferred Loss	Accumulated Other Comprehensive (Loss) Income

Balance, December 31, 2011	$943	$(1,355)	$(7,655)	$(8,067)

Other comprehensive (loss) income before reclassifications	(967)	245	—	(722)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	420	420

Net current period other comprehensive (loss) income	(967)	245	420	(302)

Balance, June 30, 2012	$(24)	$(1,110)	$(7,235)	$(8,369)

For the six months ended June 30, 2013, the gross foreign currency translation adjustment of $29.3 million and principally all of the gross market value adjustment of $3.8 million, associated with the completion of the sale of HemoCue, were reclassified from accumulated other comprehensive (loss) income to income from discontinued operations, net of taxes. The remaining gross market value adjustment and gross deferred loss were reclassified from accumulated other comprehensive (loss) income to interest expense, net on the accompanying consolidated statements of operations.

For the six months ended June 30, 2012, the gross deferred loss was reclassified from accumulated other comprehensive (loss) income to interest expense, net on the accompanying consolidated statements of operations.

Dividend Program

During each of the first three quarters of 2012, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per common share and in November 2012, declared an increase in the quarterly cash dividend from $0.17 per common share to $0.30 per common share. This 76% increase raises the annual dividend rate to $1.20 per common share from $0.68 per common share and represents a three-fold increase from the annual rate in effect in 2011. During each of the first two quarters of 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.30 per common share.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

Share Repurchase Plan

In January 2012, the Company’s Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to $1.1 billion. The share repurchase authorization has no set expiration or termination date.

On April 19, 2013, the Company entered into an accelerated share repurchase agreement ("ASR") with a financial institution to repurchase $450 million of the Company’s common stock as part of the Company’s Common Stock repurchase program. The ASR is structured as a combination of two transactions: (1) a treasury stock repurchase and (2) a forward contract which permits the Company to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of the Company's common stock during the purchase period, less a fixed discount. For the three months ended June 30, 2013, the Company repurchased 7.2 million shares of its common stock under the ASR at a price of $55.92 per share for a total of $405 million, which represents approximately 90 percent of the total shares expected to be repurchased under the ASR. The forward contract will settle the remaining shares upon the completion of the ASR in the third quarter of 2013. The Company recorded this transaction as an increase to treasury stock of $405 million, and recorded the remaining $45 million as a decrease to additional paid-in capital in the Company's Consolidated Balance Sheet at June 30, 2013. The $45 million recorded in additional paid-in capital will be reclassified to treasury stock upon completion of the ASR. For the six months ended June 30, 2013, the Company repurchased 8.3 million shares of its common stock at an average price of $56.16 per share for a total of $467 million, including 7.2 million shares purchased in the second quarter of 2013 under the ASR. For the three and six months ended June 30, 2013, the Company reissued 1.1 million and 1.5 million shares, respectively, for employee benefit plans. At June 30, 2013, $353 million remained available under the Company’s share repurchase authorizations.

For the three months ended June 30, 2012, the Company repurchased 882 thousand shares of its common stock at an average price of $56.70 per share for a total of $50 million. For the six months ended June 30, 2012, the Company repurchased 1.7 million shares of its common stock at an average price of $57.83 per share for a total of $100 million. For the three and six months ended June 30, 2012, the Company reissued 0.7 million and 2.2 million shares, respectively, for employee benefit plans.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

10.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow data for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Depreciation expense	$52,037	$51,686	$102,895	$103,629
Amortization expense	19,759	20,169	39,119	40,400

Interest paid	32,180	32,208	83,971	81,990
Income taxes paid	120,981	192,556	204,938	202,809

Assets acquired under capital leases	1,995	1,763	2,411	2,955

Businesses acquired:
Fair value of assets acquired	89,473	—	241,016	50,800
Fair value of liabilities assumed	154	—	10,962	269
Fair value of net assets acquired	89,319	—	230,054	50,531
Merger consideration paid (payable), net	237	12	(50,105)	37
Cash paid for business acquisitions	89,556	12	179,949	50,568
Less: Cash acquired	—	—	—	—
Business acquisitions, net of cash acquired	$89,556	$12	$179,949	$50,568

Supplemental continuing operations data for the statement of operations for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Depreciation expense	$52,037	$51,019	$102,671	$102,255

Interest expense	(40,579)	(42,371)	(81,065)	(85,132)
Interest income	658	621	1,279	1,280
Interest expense, net	(39,921)	(41,750)	(79,786)	(83,852)

11.     COMMITMENTS AND CONTINGENCIES

The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 18, 2013.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $60 million in letters of credit were outstanding at June 30, 2013. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
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

In November 2010, a putative class action entitled Seibert v. Quest Diagnostics Incorporated, et al. was filed against the Company and certain former officers of the Company in New Jersey state court, on behalf of the Company's sales people nationwide who were over forty years old and who either resigned or were terminated after being placed on a performance improvement plan. The complaint alleges that the defendants' conduct violates the New Jersey Law Against Discrimination ("NJLAD"), and seeks, among other things, unspecified damages. The defendants removed the complaint to the United States District Court for the District of New Jersey. The plaintiffs filed an amended complaint that added claims under ERISA. The Company filed a motion seeking to limit the application of the NJLAD to only those members of the purported class who worked in New Jersey and to dismiss the individual defendants. The motion was granted. The only remaining NJLAD claim is that of the named plaintiff; the ERISA claim remains in the case. Both parties have filed summary judgment motions. The defendants' motion was granted in part and denied in part and the plaintiff's motion was denied. The plaintiff recently moved for class certification of the remaining claim.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

In August 2011, the Company received a subpoena from the U.S. Attorney for the Northern District of Georgia seeking various business records, including records related to the Company's compliance program, certain marketing materials, certain product offerings, and test ordering and other policies. The Company is cooperating with the request.

In January 2012, a putative class action entitled Beery v. Quest Diagnostics Incorporated was filed in the United States District Court for the District of New Jersey against the Company and a subsidiary, on behalf of all female sales representatives employed by the defendants from February 17, 2010 to the present. The amended complaint alleges that the defendants discriminate against these female sales representatives on account of their gender, in violation of the federal civil rights and equal pay acts, and seeks, among other things, injunctive relief and monetary damages. The Company has filed motions to dismiss the complaint, to strike the class allegations and to compel arbitration with the named plaintiffs. The company's motion to compel arbitration was granted and the case was dismissed.

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

In March 2011, prior to the Company's acquisition of Celera, several putative class action lawsuits were filed by shareholders of Celera against the Company, Celera, and the directors of Celera in the Court of Chancery of Delaware and in California.  The suits allege that Celera's directors breached their fiduciary duties in connection with the Company's proposed acquisition of Celera, and that the Company aided and abetted those alleged breaches.  The parties reached a settlement, and the Court of Chancery of Delaware certified a settlement class and approved the settlement over the objection of a Celera shareholder, BVF Partners L.P. On appeal of the Court of Chancery's decision, the Supreme Court of the State of Delaware affirmed the certification of the settlement class and approval of the settlement, but determined that BVF Partners L.P. should have been afforded the right to “opt out” of the settlement and pursue its claims.  Following this decision, in July 2013, Biotechnology Value Fund, L.P. and others filed a lawsuit in the United States District Court for the Northern District of California against the Company, Celera, former directors of Celera and Credit Suisse Securities (USA) LLC (“Credit Suisse”) alleging federal securities laws violations and breach of fiduciary duty claims against Celera, its directors and Credit Suisse. The complaint also alleges that the Company and Credit Suisse aided and abetted those breaches. The Company has not yet responded to the complaint.

In July 2012, a putative class action entitled Mt. Lookout Chiropractic Center Inc. v. Quest Diagnostics Incorporated, et al. ("Mt. Lookout") was filed in the United States District Court for the District of New Jersey against the Company, two of its subsidiaries and others. In June 2013, the plaintiff voluntarily dismissed the action and filed a new complaint in state court in Illinois. The new complaint alleges that the defendants violated the federal Telephone Consumer Protection Act by sending fax advertisements without permission and without the required opt-out notice, and seeks monetary damages and injunctive relief. The parties have reached a settlement that requires court approval.

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
(unaudited)
(dollars in thousands unless otherwise indicated)

judgment involved in establishing loss estimates related to these types of matters, the outcome of such matters may be material to the Company's results of operations or cash flows in the period in which the impact of such matters is determined or paid.

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of June 30, 2013, the Company believes that there are no losses related to the Other Legal Matters described above that are probable, or, if a loss is probable, it cannot be reasonably estimated. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the Other Legal Matters described above, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

Reserves for Legal Matters

Reserves for legal matters, unrelated to those described in "Other Legal Matters", totaled less than $5 million at both June 30, 2013 and December 31, 2012.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled approximately $118 million and $110 million as of June 30, 2013 and December 31, 2012, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

12.    DISCONTINUED OPERATIONS

The Company completed the sale of OralDNA in December 2012 and completed the sale of HemoCue in April 2013. Results of operations for OralDNA, HemoCue and NID have been reported as discontinued operations for the three and six months ended June 30, 2013 and 2012. The Company recorded a $29.2 million receivable, included in prepaid expenses and other current assets, associated with the agreed upon cash on-hand at closing and other customary adjustments, which was received in July 2013 related to the sale of HemoCue.

Discontinued operations, net of taxes, for the three and six months ended June 30, 2013 includes a gain of $13.3 million (including foreign currency translation adjustments, partially offset by income tax expense and transaction costs) associated with the sale of HemoCue. In addition, income from discontinued operations, net of taxes for the six months ended June 30, 2013, includes discrete tax benefits of $19.8 million associated with favorable resolution of certain tax contingencies related to our NID business.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

Summarized financial information for the discontinued operations is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$2,563	$28,459	$27,562	$56,218

Income from discontinued operations before taxes	21,083	1,635	22,074	4,152
Income tax (expense) benefit	(8,280)	845	11,017	1,323
Income from discontinued operations, net of taxes	$12,803	$2,480	$33,091	$5,475

The remaining balance sheet information related to OralDNA and NID was not material at June 30, 2013 and December 31, 2012. The remaining balance sheet information related to HemoCue was not material at June 30, 2013.

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

During the first quarter of 2013, the Company acquired UMass, which is included in the Company's DIS business. During the second quarter of 2013, the Company acquired the operations of ATN and Dignity, which are included in the Company's DIS business.

On April 19, 2006, the Company decided to discontinue NID’s operations. The Company completed the sale of OralDNA in the fourth quarter of 2012 and completed the sale of HemoCue in the second quarter of 2013. The results of operations for NID, OralDNA and HemoCue have been classified as discontinued operations for all periods presented. See Note 12 for further details regarding discontinued operations.

At June 30, 2013, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

The following table is a summary of segment information for the three and six months ended June 30, 2013 and 2012. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. Certain general operating expenses in 2012 have been reclassified to conform to the current year presentation. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

Consolidated Financial Statements contained in the Company’s 2012 Annual Report on Form 10-K and Note 2 to the interim consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues:
DIS business	$1,675,139	$1,738,372	$3,323,557	$3,505,543
All other operating segments	140,601	139,980	278,830	281,506
Total net revenues	$1,815,740	$1,878,352	$3,602,387	$3,787,049

Operating earnings (loss):
DIS business	$323,297	$366,359	$593,145	$721,517
All other operating segments	16,541	18,028	30,982	30,804
General corporate expenses	(51,117)	(51,035)	(108,412)	(121,150)
Total operating income	288,721	333,352	515,715	631,171
Non-operating expenses, net	(32,410)	(35,633)	(62,738)	(65,370)
Income from continuing operations before taxes	256,311	297,719	452,977	565,801
Income tax expense	94,491	113,726	167,828	216,288
Income from continuing operations	161,820	183,993	285,149	349,513
Income from discontinued operations, net of taxes	12,803	2,480	33,091	5,475
Net income	174,623	186,473	318,240	354,988
Less: Net income attributable to noncontrolling interests	9,155	8,768	16,993	18,165
Net income attributable to Quest Diagnostics	$165,468	$177,705	$301,247	$336,823

14.    SUBSEQUENT EVENT

On July 18, 2013, the Company completed the sale of its rights to royalties from commercialization of the drug candidate ibrutinib to Royalty Pharma, Inc. for $485 million in cash. The Company was entitled to these rights pursuant to a royalty agreement between Celera Corporation (which the Company acquired in May 2011) and Pharmacyclics, Inc. The Company will account for this transaction as a sale in the third quarter of 2013 since the Company has transferred all of its substantive rights related to these royalty rights.

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

In connection with our Invigorate program, we launched a voluntary retirement program to certain eligible employees that qualified for the program. This program was essentially completed at the end of the first quarter of 2013. This program will contribute an estimated $40 million in annualized savings, and we have incurred approximately $49 million of pre-tax employee separation costs in connection with the voluntary separation program through June 30, 2013.

In October 2012, as part of Invigorate, we launched a major management restructuring aimed at driving operational excellence and restoring growth. We have completed the elimination of at least three layers from the organization, and have reduced approximately 450 management positions through the end of the second quarter of 2013, contributing about $80 million of the $600 million in expected savings associated with our Invigorate program. We expect to eliminate a total of approximately 500 management positions by the end of 2013. In the six months ended June 30, 2013, we recorded approximately $18.5 million of employee separation costs associated this management restructuring initiative, and are on-track to meet our expected savings in 2013.

As a result of our Invigorate program, we expect to deliver more than $250 million in realized savings in 2013 versus 2012. Furthermore, we continue to track well against our goal to deliver $600 million of run rate savings by the end of 2014.

    Our high-level estimates of the pre-tax charges expected to be incurred through 2014 in connection with our Invigorate program remain unchanged. The total estimated pre-tax charges range from $170 million to $250 million and consist of $90 million to $135 million of employee separation costs; $30 million to $45 million of facility-related costs; $10 million to $20 million of asset impairment charges; and $40 million to $50 million of systems conversion and integration costs. Of the total estimated pre-tax charges expected to be incurred, we estimate that $160 million to $230 million are anticipated to result in cash expenditures. The actual charges incurred in connection with the multi-year course of action could be materially different from these estimates. As detailed plans to implement the multi-year course of action are approved and executed, it will result in charges to earnings. Through June 30, 2013, the cumulative charge recorded in connection with the Invigorate program totaled $135.5 million.

For additional information on the Invigorate program and associated costs (see Note 4 to the Consolidated Financial Statements).

Divestiture of Business

In April 2013, we completed the sale of HemoCue, our diagnostic point-of-care testing business ("HemoCue"). As a result of the sale, discontinued operations for the three and six months ended June 30, 2013 includes a gain of $13.3 million.

Sale of Future Royalty Rights

In July 2013, we completed the sale of our rights to royalties from commercialization of the drug candidate ibrutinib to Royalty Pharma, Inc. for $485 million in cash. We are entitled to these rights pursuant to a royalty agreement between Celera Corporation (which we acquired in May 2011) and Pharmacyclics, Inc.

Recent Acquisitions

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

Acquisition of Advanced Toxicology Network

On May 15, 2013, we completed the acquisition of the toxicology and clinical laboratory business of Advanced Toxicology Network ("ATN") from Concentra, a subsidiary of Humana Inc.

Acquisition of Business from Dignity Health

On June 22, 2013, we completed the acquisition of certain lab-related clinical outreach service operations of Dignity Health ("Dignity"), a hospital system in California.

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

Results of Operations

Three and Six Months Ended June 30, 2013 Compared with Three and Six Months Ended June 30, 2012

Continuing Operations

	Three Months Ended June 30,			Six Months Ended June 30,
			% Increase (Decrease)			% Increase (Decrease)
	2013	2012		2013	2012
	(dollars in millions, except per share data)
Net revenues	$1,815.7	$1,878.4	(3.3)%	$3,602.4	$3,787.0	(4.9)%
Income from continuing operations	152.7	175.2	(12.8)%	268.2	331.3	(19.0)%
Earnings per diluted share	$0.99	$1.09	(9.2)%	$1.71	$2.06	(17.0)%

Results for the three months ended June 30, 2013 include $18.8 million of pre-tax charges, or $0.07 per diluted share, related to restructuring and integration costs primarily associated with workforce reductions and professional fees associated with further restructuring and integrating our business.

Results for the six months ended June 30, 2013 included $63.3 million of pre-tax charges, or $0.24 per diluted share, related to restructuring and integration costs primarily associated with workforce reductions and professional fees associated with further restructuring and integrating our business.

Results for the three months ended June 30, 2012 were affected by certain items that impacted earnings per diluted share by $0.06. During the second quarter of 2012, we incurred costs of $12.3 million, or $0.05 per diluted share, primarily associated with professional fees and workforce reductions associated with further restructuring and integrating our business. Results for the quarter also included $3.0 million, or $0.01 per diluted share, principally associated with separation costs and accelerated vesting of certain equity awards in connection with the succession of our prior CEO.

Results for the six months ended June 30, 2012 were affected by certain items that impacted earnings per diluted share by $0.14. During the six months ended June 30, 2012, we incurred costs of $25.4 million, or $0.10 per diluted share, primarily associated with professional fees and workforce reductions associated with further restructuring and integrating our business. Results for the six months ended June 30, 2012 also included $10.1 million, or $0.04 per diluted share, principally associated with separation costs and accelerated vesting of certain equity awards in connection with the succession of our prior CEO.

Net Revenues

Net revenues for the three months ended June 30, 2013 were 3.3% below the prior year level. Net revenues decreased in the second quarter of 2013 due to lower healthcare utilization, which impacted many healthcare providers, as well as reduction in reimbursement.

DIS revenue, which accounted for over 90% of our consolidated net revenues, decreased by 3.6% for the three months ended June 30, 2013 compared to the prior year period. DIS volume, measured by the number of requisitions, increased 0.1% for the second quarter of 2013 compared to the prior year period. The acquisitions of UMass, ATN and Dignity contributed approximately 1.6% to the DIS volume growth in the quarter. The contribution from these acquisitions was essentially offset by a decrease in our underlying volumes of approximately 1.5% as compared to the prior year period. This compares to the first quarter of 2013 where our underlying volumes were down 2% as compared to the first quarter of 2012.

Revenue per requisition for the three months ended June 30, 2013 decreased 3.7% from the prior year level. This decrease is primarily associated with a Medicare fee schedule reduction, including pathology reimbursement reductions that went into effect at the beginning of the year and Medicare reductions related to sequestration, which were implemented at the beginning of the current quarter. Certain commercial fee schedule changes, all of which went into effect at the beginning of the year, also negatively impacted revenue per requisition in the quarter. Revenue per requisition was also negatively impacted by a decrease in higher priced anatomic pathology testing and an increase in lower priced drugs-of-abuse testing, which includes the impact of the ATN acquisition.

Net revenues for the six months ended June 30, 2013 were 4.9% below the prior year level. DIS revenue, which accounted for over 90% of our consolidated net revenues, decreased by 5.2% for the six months ended June 30, 2013 compared to the prior year period. DIS volume, measured by the number of requisitions, decreased 1.6% compared to the prior year period. The acquisitions of UMass, ATN and Dignity contributed approximately 1.2% to the DIS volume for the six months ended June 30, 2013. The contribution from these acquisitions was partially offset by fewer business days and weather during the current period, as compared to the prior year period. The underlying volume was about 2% below the prior year.

Revenue per requisition for the six months ended June 30, 2013 decreased 3.6% from the prior year level. This decrease is primarily associated with a Medicare fee schedule reduction, including pathology reimbursement reductions, as well as certain commercial fee schedule changes, all of which went into effect at the beginning of the year. Revenue per requisition was also negatively impacted by a decrease in higher priced anatomic pathology testing and an increase in lower priced drugs-of-abuse testing. We expect reimbursement pressures to adversely impact our underlying revenue per requisition by about 3% for the full year in 2013, as compared to 2012.

Our Diagnostic Solutions ("DS") business accounted for approximately 8% of our net revenues for the three and six months ended June 30, 2013 and 2012. For the three months ended June 30, 2013, combined revenues in these businesses increased by approximately 0.4%, compared to the prior year period. This compares to the first quarter of 2013, where combined revenues in these businesses were down approximately 2% as compared to the first quarter of 2012. For the six months ended June 30, 2013, combined revenues in these businesses decreased by approximately 1.0%, compared to the prior year period. The decrease in both periods was primarily due to a reduction in revenues within our clinical trials testing business.

Operating Costs and Expenses

	Three Months Ended June 30,
	2013		2012		Increase (Decrease)
	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue
	(dollars in millions)
Cost of services	$1,093.7	60.2%	$1,101.9	58.7%	$(8.2)	1.5%
Selling, general and administrative expenses (SG&A)	418.5	23.1	424.1	22.6	(5.6)	0.5
Amortization of intangible assets	19.8	1.1	18.8	1.0	1.0	0.1
Other operating expense, net	(5.0)	(0.3)	0.2	—	(5.2)	(0.3)
Total operating costs and expenses	$1,527.0	84.1%	$1,545.0	82.3%	$(18.0)	1.8%
Bad debt expense (included in SG&A)	$67.5	3.7%	$66.5	3.5%	$1.0	0.2%

	Six Months Ended June 30,
	2013		2012		Increase (Decrease)
	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue
	(dollars in millions)
Cost of services	$2,185.5	60.7%	$2,211.1	58.4%	$(25.6)	2.3%
Selling, general and administrative expenses (SG&A)	866.4	24.1	907.3	24.0	(40.9)	0.1
Amortization of intangible assets	39.0	1.1	37.6	1.0	1.4	0.1
Other operating expense, net	(4.2)	(0.2)	(0.1)	(0.1)	(4.1)	(0.1)
Total operating costs and expenses	$3,086.7	85.7%	$3,155.9	83.3%	$(69.2)	2.4%
Bad debt expense (included in SG&A)	$139.4	3.9%	$147.2	3.9%	$(7.8)	—%

Total Operating Costs and Expenses

For the three months ended June 30, 2013, total operating costs and expenses were $18.0 million below the prior year level, primarily driven by actions we have taken to reduce our cost structure under our Invigorate program and lower testing volumes in our DIS business. The savings associated with Invigorate have served to mitigate some of the earnings impact from the year over year revenue decrease. These savings were partially offset by higher costs primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business. These costs totaled $18.8 million ($6.9 million in cost of services and $11.9 million in selling, general and administrative expenses).

Results for the three months ended June 30, 2012 included costs of $12.3 million, primarily associated with professional fees and workforce reductions incurred in connection with further restructuring and integrating our business ($4.6 million in cost of services and $7.7 million in selling, general and administrative expenses). In addition, $3.0 million of pre-tax charges, associated with separation costs and accelerated vesting of certain equity awards in connection with the succession of our prior CEO, were recorded in selling, general and administrative expenses.

For the six months ended June 30, 2013, total operating costs and expenses were $69.2 million below the prior year level, primarily driven by actions we have taken to reduce our cost structure under our Invigorate program and lower testing volumes in our DIS business. The savings associated with Invigorate have served to mitigate some of the earnings impact from the year over year revenue decrease. These savings were partially offset by higher costs primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business. These costs totaled $63.3 million ($24.3 million in cost of services and $39.0 million in selling, general and administrative expenses).

Results for the six months ended June 30, 2012 included costs of $25.4 million, primarily associated with professional fees and workforce reductions incurred in connection with further restructuring and integrating our business ($8.6 million in cost of services and $16.8 million in selling, general and administrative expenses). In addition, $10.1 million of pre-tax charges, associated with separation costs and accelerated vesting of certain equity awards in connection with the succession of our prior CEO, were recorded in selling, general and administrative expenses in 2012.

Cost of Services

The decrease in cost of services for the three and six months ended June 30, 2013 is primarily due to the impact of actions we have taken to reduce our cost structure under the Invigorate program and lower testing volumes in our DIS business. This was partially offset by higher costs associated with restructuring and integration activities in 2013, compared to both prior year periods. The decrease in net revenues was the primary factor for the increase in cost of services as a percentage of net revenues in 2013 compared to both prior year periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2013 decreased as a result of actions we have taken to reduce our cost structure under the Invigorate program as compared to the prior year periods.

Amortization of Intangible Assets

The increase in amortization of intangible assets for the three and six months ended June 30, 2013, compared to the prior year period, primarily reflects the impact of amortization of intangible assets acquired as part of the ATN, Dignity and UMass acquisitions.

Other Operating (Income) Expense, net

Other operating (income) expense, net includes miscellaneous income and expense items related to operating activities. For both the three and six months ended June 30, 2013, other operating (income) expense, net includes a gain of $5.7 million resulting from consideration received associated with certain non-compete agreements.

Operating Income

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease)			Increase (Decrease)
	2013	2012		2013	2012
	(dollars in millions)
Operating income	$288.7	$333.4	$(44.7)	$515.7	$631.2	$(115.5)
Operating income as a % of net revenues	15.9%	17.7%	(1.8)%	14.3%	16.7%	(2.4)%

The decrease in operating income as a percentage of net revenues for the three and six months ended June 30, 2013, compared to both prior year periods, is primarily a function of reduced revenues and higher costs associated with restructuring and integration activities, partially offset by savings realized from our Invigorate program.

Interest Expense, net

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease)			Increase (Decrease)
	2013	2012		2013	2012
	(dollars in millions)
Interest expense, net	$39.9	$41.8	$(1.9)	$79.8	$83.9	$(4.1)

Interest expense, net for the three and six months ended June 30, 2013 decreased, compared to prior year period, primarily due to lower average outstanding debt balances in 2013.

Other Income (Expense), net

Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the three months ended June 30, 2013 and 2012, other income (expense), net includes a gain of $0.3 million and a loss of $1.3 million, respectively, associated with investments held in trusts pursuant to our supplemental deferred compensation plans. For the six months ended June 30, 2013 and 2012, other income (expense), net includes gains of $3.6 million and $3.5 million, respectively, associated with investments held in trusts pursuant to our supplemental deferred compensation plans.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease)			Increase (Decrease)
	2013	2012		2013	2012
	(dollars in millions)
Income tax expense	$94.5	$113.7	$(19.2)	$167.8	$216.3	$(48.5)
Effective income tax rate	36.9%	38.2%	(1.3)%	37.1%	38.2%	(1.1)%

The decrease in the effective income tax rate for the three and six months ended June 30, 2013, compared to both prior year periods, is due primarily to certain tax credits reflected in the effective income tax rate for 2013.

Discontinued Operations

Discontinued operations for the three and six months ended June 30, 2013 include HemoCue, OralDNA, a salivary-diagnostics business ("OralDNA"), which was sold during the fourth quarter of 2012 and NID, a test kit manufacturing subsidiary. The results of operations for HemoCue, OralDNA and NID have been classified as discontinued operations for all periods presented. See Note 12 to the interim consolidated financial statements for further details.

The following table summarizes our income from discontinued operations, net of taxes:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease)			Increase (Decrease)
	2013	2012		2013	2012
	(dollars in millions)			(dollars in millions)
Net revenues	$2.6	$28.5	$(25.9)	$27.6	$56.2	$(28.6)
Income from discontinued operations before taxes	21.1	1.6	19.5	22.1	4.2	17.9
Income tax (expense) benefit	(8.3)	0.9	(9.2)	11.0	1.3	9.7

Income from discontinued operations, net of taxes	$12.8	$2.5	$10.3	$33.1	$5.5	$27.6

Discontinued operations, net of taxes, for the three and six months ended June 30, 2013 includes a gain of $13.3 million (including foreign currency translation adjustments, partially offset by income tax expense and transaction costs) associated with the sale of HemoCue. In addition, income from discontinued operations, net of taxes for the six months ended June 30, 2013, includes discrete tax benefits of $19.8 million associated with favorable resolution of certain tax contingencies related to our NID business.

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

At both June 30, 2013 and December 31, 2012, the fair value of our debt was estimated at approximately $3.8 billion using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2013 and December 31, 2012, the estimated fair value exceeded the carrying value of the debt by $262 million and $481 million, respectively. A hypothetical 10% increase in interest rates (representing 46 basis points and 48 basis points at June 30, 2013 and December 31, 2012, respectively) would potentially reduce the estimated fair value of our debt by approximately $100 million and $98 million at June 30, 2013 and December 31, 2012, respectively.

Borrowings under our floating rate senior notes due 2014, our senior unsecured revolving credit facility and our secured receivables credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. At June 30, 2013, the borrowing rates under these debt instruments were: for our floating rate senior notes due 2014, LIBOR plus 0.85%; for our senior unsecured revolving credit facility, LIBOR plus 1.125%; and for our secured receivables credit facility, 0.94%. At June 30, 2013, the weighted average LIBOR was 0.3%. As of June 30, 2013, $200 million was outstanding under our floating rate senior notes due 2014 and $165 million was outstanding under our $525 million secured receivables credit facility. There were no borrowings outstanding under our $750 million senior unsecured revolving credit facility as of June 30, 2013.

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

In prior years, we entered into various fixed-to-variable interest rate swap agreements with an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 0.54% and one-month LIBOR plus 1.33%. In July 2012, we monetized the value of these interest rate swap assets by terminating the hedging instruments. The asset value, including accrued interest through the date of termination, was $71.8 million and the amount to be amortized as a reduction of interest expense over the remaining terms of the hedged debt instruments was $65.2 million. Immediately after the termination of these interest rate swaps, we entered into new fixed-to-variable interest rate swap agreements on the same Senior Notes. The interest rate swap agreements we entered into in July 2012 have an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 2.3% and one-month LIBOR plus 3.6% and are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020. During the fourth quarter of 2012, we entered into additional fixed-to-variable interest rate swap agreements with an aggregate notional amount of $400 million and variable interest rates based on one-month LIBOR plus a spread ranging from 3.4% and 5.1%. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2015 and a portion of the Senior Notes due 2021. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 3 basis points) would impact annual interest expense by approximately $0.3 million, assuming no changes to the debt outstanding at June 30, 2013.

The fair value of the fixed-to-variable interest rate swap agreements related to our Senior Notes due 2015, 2016, 2020 and 2021 was a liability of $30.7 million at June 30, 2013. A hypothetical 10% change in interest rates (representing 15 basis points) would potentially change the fair value of this liability by $8 million.

For further details regarding our outstanding debt, see Note 12 to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012. For details regarding our financial instruments, see Note 8 to the interim consolidated financial statements.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying value of our equity investments was $14.0 million at June 30, 2013.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2013 totaled $148 million, compared to $296 million at December 31, 2012. Cash and cash equivalents consist of cash and highly liquid short-term investments. For the six months ended June 30, 2013, cash flows from operating activities of $255 million, together with cash on hand, were used to fund investing and financing activities of $19 million and $400 million, respectively. Cash and cash equivalents at June 30, 2012 totaled $174 million compared to $165 million at December 31, 2011. For the six months ended June 30, 2012, cash flows from operating activities of $412 million were used to fund investing and financing activities of $131 million and $273 million, respectively.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 was $255 million compared to $412 million in the prior year period. Cash flows from operating activities for the six months ended June 30, 2013 were reduced by approximately $70 million of income tax payments which were deferred from the fourth quarter of 2012 under a program offered to companies whose principal place of business was in states most affected by Hurricane Sandy. The remainder of the decrease in cash flows from operating activities is primarily due to reduced earnings and higher days sales outstanding. Days sales outstanding, a measure of billing and collection efficiency, was 48 days at June 30, 2013, compared to 47 days at December 31, 2012 and 44 days at June 30, 2012. The increase in days sales outstanding at June 30, 2013, as compared to June 30, 2012, is primarily associated with temporary delays in receiving Medicare provider numbers related to a recent acquisition and delays in payments related to CPT coding changes. We expect these temporary delays to be resolved by the end of 2013.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 was $19 million, and consisted principally of $179.9 million for business acquisitions and $105 million for capital expenditures. These decreases were partially offset by proceeds of $266 million, which is net of $29 million of cash associated with the sale of HemoCue. The $29 million of cash was received in July 2013 related to the agreed upon customary closing adjustments associated with the sale of HemoCue.

Net cash used in investing activities for the six months ended June 30, 2012 was $131 million, consisting principally of $50.6 million for business acquisitions and $77 million for capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2013 was $400 million, consisting primarily of purchases of treasury stock of $512 million, dividend payments of $95 million and distributions to noncontrolling interests of $13 million, partially offset by net increases in debt of $163 million and proceeds from the exercise of stock options and related tax benefits totaling $66 million. The net increase in debt consisted of $578.1 million of borrowings and $414.8 million of repayments.

The borrowings of $578.1 million and the repayment of $414.8 million are primarily associated with our secured receivables credit facility.

Net cash used in financing activities for the six months ended June 30, 2012 was $273 million, consisting primarily of net decreases in debt of $215 million, purchases of treasury stock of $100 million, dividend payments of $54 million, and distributions to noncontrolling interests of $16 million, partially offset by proceeds from the exercise of stock options and related tax benefits totaling $95 million. The net decrease in debt consisted of $685 million of borrowings and $900 million of repayments.

For the six months ended June 30, 2012, net borrowings of $350 million under our secured receivables credit facility, together with $210 million of cash on hand, were used to fund repayments of $560 million under our term loan due May 2012. The net borrowings under our secured receivables credit facility consisted of $685 million of borrowings and $335 million of repayments.

Dividends

During each of the first two quarters of 2013, our Board of Directors declared a quarterly cash dividend of $0.30 per common share. During each of the first three quarters of 2012, our Board of Directors declared a quarterly cash dividend of $0.17 per common share, and in November 2012, declared an increase in the quarterly cash dividend to $0.30 per common share. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

Share Repurchases

In January 2012, our Board of Directors authorized $1 billion of additional share repurchases of our common stock, increasing our total available authorization at that time to $1.1 billion. The share repurchase authorization has no set expiration or termination date.

On April 19, 2013, we entered into an accelerated share repurchase agreement ("ASR") with a financial institution to repurchase $450 million of our common stock as part of our Common Stock repurchase program. The ASR is structured as a combination of two transactions: (1) a treasury stock repurchase and (2) a forward contract which permits us to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of our common stock during the purchase period, less a fixed discount. For the three months ended June 30, 2013, we repurchased 7.2 million shares of our common stock under the ASR at a price of $55.92 per share for a total of $405 million, which represents approximately 90 percent of the total shares expected to be repurchased under the ASR. The forward contract will settle the remaining shares upon the completion of the ASR in the third quarter of 2013. We recorded this transaction as an increase to treasury stock of $405 million, and recorded the remaining $45 million as a decrease to additional paid-in capital in the Consolidated Balance Sheets at June 30, 2013. The $45 million recorded in additional paid-in capital will be reclassified to treasury stock upon completion of the ASR. For the six months ended June 30, 2013, we repurchased 8.3 million shares of our common stock at an average price of $56.16 per share for a total of $467 million, including 7.2 million shares purchased in the second quarter of 2013 under the ASR. For the three and six months ended June 30, 2013, we reissued 1.1 million and 1.5 million shares, respectively, for employee benefit plans. At June 30, 2013, $353 million remained available under share repurchase authorizations.

For the three months ended June 30, 2012, we repurchased 882 thousand shares of our common stock at an average price of $56.70 per share for a total of $50 million. For the six months ended June 30, 2012, we repurchased 1.7 million shares of our common stock at an average price of $57.83 per share for a total of $100 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of June 30, 2013:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Remainder of 2013	1-3 years	3-5 years	After 5 years
Outstanding debt	$3,468,082	$165,000	$703,082	$675,000	$1,925,000
Capital lease obligations	25,277	4,823	16,388	3,867	199
Interest payments on outstanding debt	1,986,139	82,707	326,148	258,276	1,319,008
Operating leases	667,043	102,449	284,851	139,868	139,875
Purchase obligations	91,474	18,625	60,556	10,483	1,810
Merger consideration obligations	51,129	891	50,238	—	—
Total contractual obligations	$6,289,144	$374,495	$1,441,263	$1,087,494	$3,385,892

Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of June 30, 2013 applied to the June 30, 2013 balances, which are assumed to remain outstanding through their maturity dates.

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

As of June 30, 2013, our total liabilities associated with unrecognized tax benefits were approximately $192 million, which were excluded from the table above. We believe it is reasonably possible that these liabilities may decrease by up to approximately $30 million within the next twelve months, primarily as a result of the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 7 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of June 30, 2013, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

As of June 30, 2013, $1.1 billion of borrowing capacity was available under our existing credit facilities, consisting of $360 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

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

Recent Accounting Pronouncements Not Yet Effective

In March 2013, the FASB issued a new accounting standard on foreign currency matters that clarifies the guidance of a parent company's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. In July 2013, the FASB issued a new accounting standard to permit the use of the Fed Funds Effective Swap Rate to be used as an alternative benchmark interest rate for hedge accounting purposes. In July 2013, the FASB issued a new accounting standard that requires a liability related to an unrecognized tax benefit to be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward if certain criteria are met. The impact of these accounting standards are discussed in Note 2 to the interim consolidated financial statements.

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

During the second quarter of 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 11 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the second quarter of 2013.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2013 – April 30, 2013
Share Repurchase Program (A)	7,242,489	$55.92	7,242,489	$398,431	(C)
Employee Transactions (B)	8,493	$57.88	N/A	N/A
May 1, 2013 – May 31, 2013
Share Repurchase Program (A)	—	$—	—	$398,431	(C)
Employee Transactions (B)	9,641	$58.41	N/A	N/A
June 1, 2013 – June 30, 2013
Share Repurchase Program (A)	—	$—	—	$398,431	(C)
Employee Transactions (B)	108	$62.53	N/A	N/A
Total
Share Repurchase Program (A)	7,242,489	$55.92	7,242,489	$398,431	(C)
Employee Transactions (B)	18,242	$58.19	N/A	N/A

(A)
In January 2012, our Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to $1.1 billion. The share repurchase authorization has no set expiration or termination date. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $5.5 billion of share repurchases of our common stock through June 30, 2013.

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

(C)
Does not include the second quarter of 2013 payment of $45 million associated with the April 2013 accelerated share repurchase agreement ("ASR"), which represents the cost of the remaining 10 percent of the total shares expected be repurchased in the third quarter of 2013. See Note 9 to the interim consolidated financial statements for further information regarding the ASR.

Item 6.	Exhibits

Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20130630.xml

101.SCH	dgx-20130630.xsd

101.CAL	dgx-20130630_cal.xml

101.DEF	dgx-20130630_def.xml

101.LAB	dgx-20130630_lab.xml

101.PRE	dgx-20130630_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
July 25, 2013
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
President and Chief Executive Officer

By	/s/ Robert A. Hagemann
Robert A. Hagemann
Senior Vice President and Chief Financial Officer