Form 10-Q
period 2013-09-30
QUEST DIAGNOSTICS INC
filed 2013-10-24
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
Commission file number 001-12215

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 18, 2013, there were outstanding 145,426,953 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	$1,787,140	$1,821,748	$5,389,527	$5,608,797

Operating costs and expenses:
Cost of services	1,088,503	1,081,017	3,274,013	3,292,105
Selling, general and administrative	422,963	416,854	1,289,370	1,324,191
Amortization of intangible assets	20,158	18,577	59,198	56,210
Gain on sale of royalty rights	(474,138)	—	(474,138)	—
Other operating expense, net	40,177	680	35,892	500
Total operating costs and expenses	1,097,663	1,517,128	4,184,335	4,673,006

Operating income	689,477	304,620	1,205,192	935,791

Other income (expense):
Interest expense, net	(39,968)	(40,809)	(119,754)	(124,661)
Equity earnings in unconsolidated joint ventures	4,904	4,662	18,303	19,643
Other income, net	2,922	2,502	6,571	6,003
Total non-operating expenses, net	(32,142)	(33,645)	(94,880)	(99,015)

Income from continuing operations before taxes	657,335	270,975	1,110,312	836,776
Income tax expense	245,874	103,978	413,702	320,266
Income from continuing operations	411,461	166,997	696,610	516,510
Income from discontinued operations, net of taxes	2,406	4,541	35,497	10,016
Net income	413,867	171,538	732,107	526,526

Less: Net income attributable to noncontrolling interests	8,724	8,456	25,717	26,621
Net income attributable to Quest Diagnostics	$405,143	$163,082	$706,390	$499,905

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$402,737	$158,541	$670,893	$489,889
Income from discontinued operations, net of taxes	2,406	4,541	35,497	10,016
Net income	$405,143	$163,082	$706,390	$499,905

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$2.68	$0.99	$4.36	$3.07
Income from discontinued operations	0.02	0.03	0.23	0.07
Net income	$2.70	$1.02	$4.59	$3.14

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$2.66	$0.98	$4.32	$3.04
Income from discontinued operations	0.02	0.03	0.23	0.07
Net income	$2.68	$1.01	$4.55	$3.11

Weighted average common shares outstanding:
Basic	149,625	158,783	153,477	158,518
Diluted	150,920	160,702	154,795	160,064

Dividends per common share	$0.30	$0.17	$0.90	$0.51
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$413,867	$171,538	$732,107	$526,526

Other comprehensive income (loss):
Currency translation	4,592	22,288	(26,059)	21,321
Market valuation, net of tax	(31)	(161)	274	84
Net deferred loss on cash flow hedges, net of tax	210	210	630	630
Other, net of tax	10	—	2,847	—
Other comprehensive income (loss)	4,781	22,337	(22,308)	22,035

Comprehensive income	418,648	193,875	709,799	548,561
Less: Comprehensive income attributable to noncontrolling interests	8,724	8,456	25,717	26,621
Comprehensive income attributable to Quest Diagnostics	$409,924	$185,419	$684,082	$521,940
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$158,280	$295,586
Accounts receivable, net of allowance for doubtful accounts of $238,865 and $235,747 at September 30, 2013 and December 31, 2012, respectively	920,833	867,010
Inventories	85,187	93,050
Deferred income taxes	152,831	174,209
Prepaid expenses and other current assets	108,517	90,950
Current assets held for sale	—	40,192
Total current assets	1,425,648	1,560,997
Property, plant and equipment, net	749,355	755,831
Goodwill	5,628,808	5,535,848
Intangible assets, net	903,899	872,172
Other assets	219,829	204,631
Non-current assets held for sale	—	354,384
Total assets	$8,927,539	$9,283,863

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$994,292	$1,016,191
Short-term borrowings and current portion of long-term debt	244,703	9,404
Current liabilities held for sale	—	22,008
Total current liabilities	1,238,995	1,047,603
Long-term debt	3,122,208	3,354,173
Other liabilities	694,741	635,558
Non-current liabilities held for sale	—	60,800
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both September 30, 2013 and December 31, 2012; 215,364 shares and 215,075 shares issued at September 30, 2013 and December 31, 2012, respectively	2,154	2,151
Additional paid-in capital	2,306,433	2,370,677
Retained earnings	5,259,665	4,690,378
Accumulated other comprehensive (loss) income	(7,988)	14,320
Treasury stock, at cost; 69,972 shares and 56,744 shares at September 30, 2013 and December 31, 2012, respectively	(3,717,583)	(2,914,479)
Total Quest Diagnostics stockholders’ equity	3,842,681	4,163,047
Noncontrolling interests	28,914	22,682
Total stockholders’ equity	3,871,595	4,185,729
Total liabilities and stockholders’ equity	$8,927,539	$9,283,863
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$732,107	$526,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210,983	215,300
Provision for doubtful accounts	204,101	208,360
Deferred income tax (benefit) provision	(3,098)	139
Stock-based compensation expense	24,107	43,087
Excess tax benefits from stock-based compensation arrangements	(3,566)	(3,810)
Gain on sale of royalty rights	(474,138)	—
Loss on sale of businesses, net	17,400	—
Other, net	(668)	(5,350)
Changes in operating assets and liabilities:
Accounts receivable	(252,441)	(231,375)
Accounts payable and accrued expenses	(76,798)	(56,134)
Income taxes payable	76,967	32,311
Termination of interest rate swap agreements	—	71,820
Other assets and liabilities, net	(13,308)	5,881
Net cash provided by operating activities	441,648	806,755
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(179,895)	(50,574)
Proceeds from sale of businesses	296,333	—
Proceeds from sale of royalty rights	474,279	—
Capital expenditures	(155,467)	(122,318)
Increase in investments and other assets	(1,610)	(2,098)
Net cash provided by (used in) investing activities	433,640	(174,990)
Cash flows from financing activities:
Proceeds from borrowings	789,623	715,000
Repayments of debt	(757,234)	(1,222,036)
Purchases of treasury stock	(994,102)	(149,996)
Exercise of stock options	98,057	143,945
Excess tax benefits from stock-based compensation arrangements	3,566	3,810
Dividends paid	(141,001)	(81,034)
Distributions to noncontrolling interests	(21,381)	(24,112)
Other financing activities, net	(7,356)	9,542
Net cash used in financing activities	(1,029,828)	(604,881)
Net change in cash and cash equivalents	(154,540)	26,884
Add: Decrease in cash and cash equivalents included in assets held for sale	17,234	—
Cash and cash equivalents, beginning of period	295,586	164,886
Cash and cash equivalents, end of period	$158,280	$191,770
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(unaudited)
(in thousands)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2012	158,331	$2,151	$2,370,677	$4,690,378	$14,320	$(2,914,479)	$22,682	$4,185,729
Net income				706,390			25,717	732,107
Other comprehensive loss, net of tax					(22,308)			(22,308)
Dividends declared				(137,103)				(137,103)
Distributions to noncontrolling interests							(21,381)	(21,381)
Issuance of common stock under benefit plans	781	5	1,992			13,594		15,591
Stock-based compensation expense			21,355			2,752		24,107
Exercise of stock options	2,006		(6,602)			104,652	7	98,057
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(176)	(2)	(10,083)					(10,085)
Tax benefits associated with stock-based compensation plans			(906)					(906)
Purchases of treasury stock	(15,550)		(70,000)			(924,102)		(994,102)
Other							1,889	1,889
Balance, September 30, 2013	145,392	$2,154	$2,306,433	$5,259,665	$(7,988)	$(3,717,583)	$28,914	$3,871,595

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2011	157,420	$2,146	$2,347,518	$4,263,599	$(8,067)	$(2,912,324)	$22,127	$3,714,999
Net income				499,905			26,621	526,526
Other comprehensive income, net of tax					22,035			22,035
Dividends declared				(81,239)				(81,239)
Distributions to noncontrolling interests							(24,112)	(24,112)
Issuance of common stock under benefit plans	1,112	8	2,457			13,198		15,663
Stock-based compensation expense			40,322			2,765		43,087
Exercise of stock options	3,090		(13,809)			157,754		143,945
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(344)	(3)	(19,856)					(19,859)
Tax benefits associated with stock-based compensation plans			4,845					4,845
Purchases of treasury stock	(2,561)					(149,996)		(149,996)
Other							1,687	1,687
Balance, September 30, 2012	158,717	$2,151	$2,361,477	$4,682,265	$13,968	$(2,888,603)	$26,323	$4,197,581
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands unless otherwise indicated)

1.    DESCRIPTION OF BUSINESS

Background

Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") is the world's leading provider of diagnostic information services ("DIS") providing insights that empower and enable patients, physicians, hospitals, integrated delivery networks, health plans, employers and others to make better healthcare decisions. The Company offers the broadest access in the United States to DIS through its nationwide network of laboratories and Company-owned patient service centers and the Company is the leading provider of DIS, including routine testing, esoteric or gene-based testing and anatomic pathology testing. The Company provides interpretive consultation through the largest medical and scientific staff in the industry, with hundreds of M.D.s and Ph.D.s, primarily located in the United States, many of whom are recognized leaders in their fields. The Company's Diagnostic Solutions ("DS") businesses offers a variety of solutions for life insurers and healthcare providers. The Company is the leading provider of risk assessment services for the life insurance industry. In addition, the Company is a leading provider of testing for clinical trials. The Company's diagnostics products business manufactures and markets diagnostic products. In addition, the Company offers healthcare organizations and clinicians robust information technology solutions.

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

The Company completed the sale of its OralDNA salivary-diagnostics business ("OralDNA") during the fourth quarter of 2012. In April 2013, the Company completed the sale of its HemoCue diagnostics products business ("HemoCue"). During the third quarter of 2006, the Company completed its wind-down of NID, a test kit manufacturing subsidiary, and classified the operations of NID as discontinued operations. The accompanying consolidated statements of operations and related disclosures have been recast to report the results of OralDNA and HemoCue as discontinued operations for the three and nine months ended September 30, 2013 and 2012. See Note 14 for a further discussion of discontinued operations.

The Company completed the sale of its Enterix colorectal cancer screening test business (“Enterix”) in September 2013. The Enterix business has not been reclassified to discontinued operations due to the level of continuing involvement in the Enterix business subsequent to its sale.

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

In July 2013, the FASB issued a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company's analysis indicates that the adoption of this standard will not have a material effect on its consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$402,737	$158,541	$670,893	$489,889
Income from discontinued operations, net of taxes	2,406	4,541	35,497	10,016
Net income attributable to Quest Diagnostics’ common stockholders	$405,143	$163,082	$706,390	$499,905

Income from continuing operations	$402,737	$158,541	$670,893	$489,889
Less: Earnings allocated to participating securities	1,484	645	2,410	1,951
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$401,253	$157,896	$668,483	$487,938

Weighted average common shares outstanding – basic	149,625	158,783	153,477	158,518
Effect of dilutive securities:
Stock options and performance share units	1,295	1,919	1,318	1,546
Weighted average common shares outstanding – diluted	150,920	160,702	154,795	160,064

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$2.68	$0.99	$4.36	$3.07
Income from discontinued operations	0.02	0.03	0.23	0.07
Net income	$2.70	$1.02	$4.59	$3.14

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$2.66	$0.98	$4.32	$3.04
Income from discontinued operations	0.02	0.03	0.23	0.07
Net income	$2.68	$1.01	$4.55	$3.11

Earnings per common share are computed independently for each quarterly period. Therefore, the sum of quarterly earnings per common share will not equal earnings per common share for the nine months ended September 30, 2013.

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options and performance share units	1,527	1,317	1,690	1,925

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

As part of the Invigorate program, the Company launched a major management restructuring aimed at driving operational excellence and restoring growth. The key element of this organizational change is to eliminate the complexity associated with the Company's prior structure, including reducing management layers, so that the Company can better focus on customers and speed decision-making. The new organization is designed to align around future growth opportunities, improve execution and leverage company-wide infrastructure to maximize value and efficiency. The majority of the organizational changes became effective on January 1, 2013. The Company has completed the elimination of at least three layers from the organization, and has reduced approximately 450 management positions from the Company through the end of the third quarter of 2013 associated with this initiative. The Company expects to eliminate a total of approximately 500 management positions by the end of 2013.

The following table provides a summary of the Company's pre-tax restructuring and integration charges associated with the Invigorate program and other employee separation costs for the three and nine months ended September 30, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Employee separation costs	$24,827	$27,866	$66,182	$31,550
Facility-related costs	4,172	414	5,415	414
Asset impairment charges	—	1,147	—	1,147
Accelerated vesting of stock-based compensation	—	3,030	1,284	3,030
Total restructuring charges	28,999	32,457	72,881	36,141

Other integration costs	$7,945	$2,431	$21,202	$5,241
Total restructuring and integration charges	$36,944	$34,888	$94,083	$41,382

Of the total employee separation costs incurred in the three and nine months ended September 30, 2013, $1.0 million and $19.5 million, respectively, represent costs associated with the Company's management layer reduction initiative, and $0.4 million and $4.7 million, respectively, represent costs incurred under the Company's voluntary retirement program. In connection with further restructuring efforts, the Company entered into agreements to outsource certain aspects of support functions. As a result of these agreements, the Company incurred approximately $16.5 million of employee separation costs in the three and nine months ended September 30, 2013 related to this initiative. The remaining employee separation costs incurred during the three and nine months ended September 30, 2013 represent other actions the Company has taken to restructure its business.

Of the total employee separation costs incurred in the three and nine months ended September 30, 2012, $20.6 million and $23.3 million, respectively, represent costs incurred under the Company's voluntary retirement program.

Of the total $36.9 million in restructuring and integration charges incurred during the three months ended September 30, 2013, $10.4 million and $26.5 million was recorded in cost of services and selling, general and administrative expenses, respectively. Of the total $94.1 million in restructuring and integration charges incurred during the nine months ended September 30, 2013, $37.1 million and $57.0 million was recorded in cost of services and selling, general and administrative expenses, respectively.

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

In addition to the restructuring and integration charges noted above, the Company incurred approximately $2.4 million and $8.5 million in the three and nine months ended September 30, 2013, respectively, primarily associated with professional fees incurred in connection with further restructuring our business and integration costs associated with recent acquisitions.

The Company incurred approximately $9.7 million and $28.8 million in the three and nine months ended September 30, 2012, respectively, primarily associated with professional fees incurred in connection with further restructuring our business and integration costs associated with recent acquisitions.

These charges were primarily recorded in the Company's DIS business for all periods presented.

The following table summarizes activity in the restructuring liability as of September 30, 2013 and December 31, 2012:

	Employee Separation Costs	Facility-Related Costs	Total

Balance, December 31, 2012	$40,018	$257	$40,275
Current period charges	66,182	5,415	71,597
Other / adjustments	2,915	—	2,915
Less:
Cash payments	(59,229)	(575)	(59,804)
Balance, September 30, 2013	$49,886	$5,097	$54,983

5.     BUSINESS ACQUISITIONS

Acquisition of Businesses from UMass Memorial Medical Center

On January 2, 2013, the Company completed the acquisition of the clinical outreach and anatomic pathology businesses of UMass Memorial Medical Center ("UMass"). This purchase was the first step in a series of transactions between the parties whereby the two organizations expect to eventually have a financial stake in a new entity that will perform diagnostic information testing services in a defined territory within the state of Massachusetts. The assets acquired at the acquisition date primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles (see Note 9). In addition the Company granted to UMass a call option and UMass granted to the Company a put option for UMass to acquire an 18.90% equity interest in a newly formed entity. The put and call options have a remaining vesting period of approximately 18 months (see Note 8).

Other Acquisitions

On May 15, 2013, the Company completed the acquisition of the toxicology and clinical laboratory business of Advanced Toxicology Network ("ATN") from Concentra, a subsidiary of Humana Inc. The assets acquired at the acquisition date primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles (see Note 9).

On June 22, 2013, the Company completed the acquisition of certain lab-related clinical outreach service operations of Dignity Health ("Dignity"), a hospital system in California. The assets acquired at the acquisition date primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles (see Note 9).

Pro Forma Combined Financial Information

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

Supplemental pro forma combined financial information has not been presented as the combined impact of the above acquisitions are not material to the Company’s consolidated financial statements.

6.     DISPOSITIONS

Sale of Royalty Rights

As part of its acquisition of Celera in 2011, the Company gained rights to receive royalties on Ibrutinib, an experimental cancer therapy. In July 2013, the Company sold its right to receive royalties related to the commercialization of Ibrutinib for $485 million in cash. The Company has accounted for this transaction as a sale of royalty rights and recognized a pre-tax gain of $474 million, net of transaction costs, associated with this sale.

Sale of Enterix

In September 2013, the Company completed the sale of Enterix and recorded a pre-tax loss of approximately $40 million associated with the sale, which is included in other operating expense, net. The Enterix business has not been reclassified to discontinued operations due to the level of continuing involvement in the Enterix business subsequent to its sale.

7.     TAXES ON INCOME

Income tax expense for the three months ended September 30, 2013 and 2012 was $246 million and $104 million, respectively. Income tax expense for the nine months ended September 30, 2013 and 2012 was $414 million and $320 million, respectively. The increase in income tax expense for both the three and nine months ended September 30, 2013, compared to the prior year period, is primarily due to approximately $176 million of income tax expense associated with the gain on sale of royalty rights (see Note 6).

8.     FAIR VALUE MEASUREMENTS

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2013		Level 1	Level 2	Level 3
Assets:
Trading securities	$49,226	$49,226	$—	$—
Cash surrender value of life insurance policies	27,842	—	27,842	—
Put option	5,300	—	—	5,300
Available-for-sale equity securities	1,062	—	—	1,062
Total	$83,430	$49,226	$27,842	$6,362

Liabilities:
Deferred compensation liabilities	$81,180	$—	$81,180	$—
Interest rate swaps	26,982	—	26,982	—
Call option	7,770	—	—	7,770
Total	$115,932	$—	$108,162	$7,770

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

In connection with the acquisition of certain businesses of UMass, the Company granted to UMass a call option and UMass granted to the Company a put option for UMass to acquire an 18.90% equity interest in a newly formed entity. The put and call options are derivative instruments that have a remaining vesting period of approximately 18 months and their fair values have been measured using a combination of discounted cash flows and the Black-Scholes-Merton option pricing model (See Note 5).

The following table provides a reconciliation of the beginning and ending balances of assets and liabilities using significant unobservable inputs:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Equity Securities	Put Option Derivative Asset	Total
Balance, December 31, 2012	$612	$—	$612
Purchases, additions and issuances	—	8,250	8,250
Total gains (losses) - realized/ unrealized:
Included in earnings	—	(2,950)	(2,950)
Included in other comprehensive income (loss)	450	—	450
Transfers in and out of Level 3	—	—	—
Balance, September 30, 2013	$1,062	$5,300	$6,362

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Call Option Derivative Liability
Balance, December 31, 2012	$—
Purchases, additions and issuances	10,808
Total (gains) losses - realized/ unrealized:
Included in earnings	(3,038)
Transfers in and out of Level 3	—
Balance, September 30, 2013	$7,770

The unrealized gains and losses included in earnings for the nine months ended September 30, 2013 are reported in other non-operating income.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At September 30, 2013, the fair value of the Company’s debt was estimated at $3.6 billion, which exceeded the carrying value by $253 million. At December 31, 2012, the fair value of the Company's debt was estimated at $3.8 billion, which exceeded the carrying value by $481 million. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

9.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the nine months ended September 30, 2013 and for the year ended December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Balance at beginning of period	$5,535,848	$5,795,765
Goodwill acquired during the period	130,192	28,144
Goodwill impairment and write-off associated with sale of businesses during the period	(37,103)	(85,173)
Reclassification to non-current assets held for sale	—	(218,795)
(Decrease) increase related to foreign currency translation	(129)	15,907
Balance at end of period	$5,628,808	$5,535,848

Approximately 90% of the Company’s goodwill as of September 30, 2013 and December 31, 2012 was associated with its DIS business.

For the nine months ended September 30, 2013, goodwill acquired was principally associated with the UMass, Dignity and ATN acquisitions, which is deductible for tax purposes. These acquisitions also resulted in $94.9 million of intangible assets, principally comprised of customer-related intangibles (see Note 5).

For the nine months ended September 30, 2013, goodwill written-off was associated with the sale of Enterix. In addition, intangible assets associated with the sale of Enterix with a net book value of $5.6 million were written-off. For further details regarding the sale of Enterix, see Note 6.

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

Intangible assets at September 30, 2013 and December 31, 2012 consisted of the following:

	Weighted Average Amortization Period (in Years)	September 30, 2013			December 31, 2012
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related intangibles	18	$657,901	$(200,194)	$457,707	$566,701	$(173,516)	$393,185
Non-compete agreements	4	41,731	(24,405)	17,326	38,551	(17,123)	21,428
Technology	14	119,440	(25,714)	93,726	131,040	(25,144)	105,896
Other	8	143,807	(54,086)	89,721	141,818	(37,634)	104,184
Total	16	962,879	(304,399)	658,480	878,110	(253,417)	624,693

Intangible assets not subject to amortization:
Tradenames		244,000	—	244,000	246,200	—	246,200
In-process research and development		120	—	120	120	—	120
Other		1,299	—	1,299	1,159	—	1,159
Total intangible assets		$1,208,298	$(304,399)	$903,899	$1,125,589	$(253,417)	$872,172

Amortization expense related to intangible assets was $20.2 million and $18.6 million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, amortization expense related to intangible assets was $59.2 million and $56.2 million, respectively.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2013 is as follows:

Year Ending December 31,
Remainder of 2013	$19,932
2014	76,657
2015	65,335
2016	58,980
2017	56,000
2018	48,751
Thereafter	332,825
Total	$658,480

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

A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	September 30, 2013		December 31, 2012
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$—	Other assets	$830

Liability Derivatives:
Interest rate swaps	Other liabilities	26,982	Other liabilities	3,129

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Put option	Other assets	5,300	Other assets	—
Foreign currency forward contracts	Other current assets	—	Other current assets	403
		5,300		403

Liability Derivatives:
Call option	Other liabilities	7,770	Other liabilities	—

Total Net Derivatives Liabilities		$(29,452)		$(1,896)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

Interest Rate Derivatives – Cash Flow Hedges

The Company has entered into various interest rate lock agreements and forward starting interest rate swap agreements to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates. The total net loss, net of taxes, recognized in accumulated other comprehensive (loss) income, related to the Company's cash flow hedges as of September 30, 2013 and December 31, 2012 was $6.2 million and $6.8 million, respectively. The loss recognized on the Company's cash flow hedges for the three and nine months ended September 30, 2013 and 2012, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within the next twelve months is $1.3 million.

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

The interest rate swaps associated with the Senior Notes due 2015, 2016, 2020 and 2021 are classified as liabilities with an aggregate fair value of $27 million at September 30, 2013. The interest rate swaps associated with the Senior Notes due 2016 are classified as assets with a fair value of $0.8 million at December 31, 2012. The interest rate swaps associated with the Senior Notes due 2015, 2020, and 2021 are classified as liabilities with an aggregate fair value of $3.1 million at December 31, 2012. Since inception, the fair value hedges have been highly effective; therefore, there is no impact on earnings for the three and nine months ended September 30, 2013 and 2012 as a result of hedge ineffectiveness.

Foreign Currency Risk

The Company had previously been exposed to market risk for changes in foreign exchange rates primarily under certain intercompany receivables and payables. The Company historically used foreign exchange forward contracts to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. As a result of the HemoCue disposition, this foreign currency risk has largely been eliminated. The Company's remaining foreign exchange exposure is not material to the Company's consolidated financial condition.

11.    STOCKHOLDERS’ EQUITY

Components of Comprehensive Income

The market valuation adjustments represent unrealized holding gains (losses) on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 10). For the three and nine months ended September 30, 2013 and 2012, the tax effects related to the market valuation adjustments and deferred losses were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

Changes in Accumulated Other Comprehensive (Loss) Income by Component

The changes in accumulated other comprehensive (loss) income by component for the nine months ended September 30, 2013 and 2012 were as follows:

	Foreign Currency Translation Adjustment	Market Value Adjustment	Deferred Loss	Accumulated Other Comprehensive (Loss) Income

Balance, December 31, 2012	$25,463	$(4,326)	$(6,817)	$14,320

Other comprehensive income before reclassifications	2,702	274	—	2,976
Amounts reclassified from accumulated other comprehensive (loss) income	(28,761)	2,847	630	(25,284)

Net current period other comprehensive (loss) income	(26,059)	3,121	630	(22,308)

Balance, September 30, 2013	$(596)	$(1,205)	$(6,187)	$(7,988)

	Foreign Currency Translation Adjustment	Market Value Adjustment	Deferred Loss	Accumulated Other Comprehensive (Loss) Income

Balance, December 31, 2011	$943	$(1,355)	$(7,655)	$(8,067)

Other comprehensive income before reclassifications	21,321	84	—	21,405
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	630	630

Net current period other comprehensive income	21,321	84	630	22,035

Balance, September 30, 2012	$22,264	$(1,271)	$(7,025)	$13,968

For the nine months ended September 30, 2013, principally all of the gross foreign currency translation adjustment of $28.8 million and principally all of the gross market value adjustment of $3.8 million, associated with the completion of the sale of HemoCue, were reclassified from accumulated other comprehensive (loss) income to income from discontinued operations, net of taxes. The remaining gross foreign currency translation adjustment, associated with the completion of the sale of Enterix, was reclassified from accumulated other comprehensive (loss) income to other operating expense, net. The remaining gross market value adjustment and gross deferred loss were reclassified from accumulated other comprehensive (loss) income to interest expense, net on the accompanying consolidated statements of operations.

For the nine months ended September 30, 2012, the gross deferred loss was reclassified from accumulated other comprehensive (loss) income to interest expense, net on the accompanying consolidated statements of operations.

Dividend Program

During each of the first three quarters of 2012, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per common share and in November 2012, declared an increase in the quarterly cash dividend from $0.17 per common share to $0.30 per common share. This 76% increase raises the annual dividend rate to $1.20 per common share from $0.68 per common share and represents a three-fold increase from the annual rate in effect in 2011. During each of the first three quarters of 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.30 per common share.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

Share Repurchase Plan

In August 2013, the Company’s Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to $1.3 billion. The share repurchase authorization has no set expiration or termination date.

On April 19, 2013, the Company entered into an accelerated share repurchase agreement ("ASR") with a financial institution to repurchase $450 million of the Company’s common stock as part of the Company’s Common Stock repurchase program. The ASR is structured as a combination of two transactions: (1) a treasury stock repurchase and (2) a forward contract which permits the Company to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of the Company's common stock during the purchase period, less a fixed discount. Under the ASR agreement, the Company paid $450 million to the financial institution and received 7.6 million shares of common stock, resulting in a final price per share of $59.46. The Company initially received 7.2 million shares of its common stock during the second quarter of 2013 and an additional 0.4 million shares upon completion of the ASR agreement during the third quarter of 2013. As of June 30, 2013, the Company recorded this transaction as an increase to treasury stock of $405 million, and recorded the remaining $45 million as a decrease to additional paid-in capital in the Company's Consolidated Balance Sheets. Upon completion of the ASR agreement in the third quarter of 2013, the Company reclassified the $45 million to treasury stock from additional paid-in capital on our Consolidated Balance Sheets.

On September 4, 2013, the Company entered into an ASR agreement with a financial institution to repurchase $350 million of the Company’s common stock as part of the Company’s Common Stock repurchase program. The ASR is structured as a combination of two transactions: (1) a treasury stock repurchase and (2) a forward contract which permits the Company to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of the Company's common stock during the purchase period, less a fixed discount. For the three and nine months ended September 30, 2013, the Company repurchased 4.7 million shares of its common stock under the ASR at an initial price of $59.93 per share for a total of $280 million, which represents approximately 80 percent of the total shares expected to be repurchased under the ASR. The forward contract will settle the remaining shares upon the completion of the ASR in the fourth quarter of 2013. The Company recorded this transaction as an increase to treasury stock of $280 million, and recorded the remaining $70 million as a decrease to additional paid-in capital in the Company's Consolidated Balance Sheets at September 30, 2013. The $70 million recorded in additional paid-in capital will be reclassified to treasury stock upon completion of the ASR.

In addition to the ASRs previously discussed, the Company repurchased shares of its common stock on the open market. For the three months ended September 30, 2013, the Company repurchased 2.2 million shares of its common stock at an average price of $59.06 per share for $132 million. For the nine months ended September 30, 2013, the Company repurchased 3.3 million shares of its common stock at an average price of $58.66 per share for $194 million.

At September 30, 2013, $871 million remained available under the Company’s share repurchase authorizations.

For the three and nine months ended September 30, 2013, the Company reissued 0.8 million and 2.3 million shares, respectively, for employee benefit plans.

For the three months ended September 30, 2012, the Company repurchased 832 thousand shares of its common stock at an average price of $60.12 per share for a total of $50 million. For the nine months ended September 30, 2012, the Company repurchased 2.6 million shares of its common stock at an average price of $58.57 per share for a total of $150 million. For the three and nine months ended September 30, 2012, the Company reissued 1.2 million and 3.4 million shares, respectively, for employee benefit plans.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

12.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow data for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Depreciation expense	$48,810	$51,310	$151,705	$154,939
Amortization expense	20,159	19,961	59,278	60,361

Interest paid	51,767	47,390	135,738	129,380
Income taxes paid	127,294	89,338	332,232	292,147

Assets acquired under capital leases	—	1,215	2,411	4,170

Businesses acquired:
Fair value of assets acquired	—	—	241,016	50,800
Fair value of liabilities assumed	—	—	10,962	269
Fair value of net assets acquired	—	—	230,054	50,531
Merger consideration paid (payable), net	(54)	6	(50,159)	43
Cash paid for business acquisitions	(54)	6	179,895	50,574
Less: Cash acquired	—	—	—	—
Business acquisitions, net of cash acquired	$(54)	$6	$179,895	$50,574

Supplemental continuing operations data for the statement of operations for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Depreciation expense	$48,810	$50,627	$151,481	$152,882

Interest expense	(40,657)	(41,451)	(121,722)	(126,583)
Interest income	689	642	1,968	1,922
Interest expense, net	(39,968)	(40,809)	(119,754)	(124,661)

13.     COMMITMENTS AND CONTINGENCIES

The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 18, 2013.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $60 million in letters of credit were outstanding at September 30, 2013. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

In November 2010, a putative class action entitled Seibert v. Quest Diagnostics Incorporated, et al. was filed against the Company and certain former officers of the Company in New Jersey state court, on behalf of the Company's sales people nationwide who were over forty years old and who either resigned or were terminated after being placed on a performance improvement plan. The complaint alleges that the defendants' conduct violates the New Jersey Law Against Discrimination ("NJLAD"), and seeks, among other things, unspecified damages. The defendants removed the complaint to the United States District Court for the District of New Jersey. The plaintiffs filed an amended complaint that added claims under ERISA. The Company filed a motion seeking to limit the application of the NJLAD to only those members of the purported class who worked in New Jersey and to dismiss the individual defendants. The motion was granted. The only remaining NJLAD claim is that of the named plaintiff. Both parties have filed summary judgment motions. The defendants' motion was granted in part, but denied as to an ERISA claim, and the plaintiff's motion was denied. The plaintiff recently moved for class certification of the ERISA claim.

In 2010, a purported class action entitled In re Celera Corp. Securities Litigation was filed in the United States District Court for the Northern District of California against Celera Corporation and certain of its directors and current and former officers. An amended complaint filed in October 2010 alleges that from April 2008 through July 22, 2009, the defendants made false and misleading statements regarding Celera's business and financial results with an intent to defraud investors. The complaint was further amended in 2011 to add allegations regarding a financial restatement. The amended complaint seeks unspecified damages on behalf of an alleged class of purchasers of Celera's stock during the period in which the alleged misrepresentations were made. The Company's motion to dismiss the complaint was denied. The parties are engaged in discovery.

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

In January 2012, a putative class action entitled Beery v. Quest Diagnostics Incorporated was filed in the United States District Court for the District of New Jersey against the Company and a subsidiary, on behalf of all female sales representatives employed by the defendants from February 17, 2010 to the present. The amended complaint alleges that the defendants discriminate against these female sales representatives on account of their gender, in violation of the federal civil rights and equal pay acts, and seeks, among other things, injunctive relief and monetary damages. The Company's motion to compel arbitration was granted and the case was dismissed. In the arbitration, the plaintiffs requested to proceed on a class basis. The Company objected to the plaintiffs' request.

In September 2009, the Company received a subpoena from the Michigan Attorney General's Office seeking documents relating to the Company's pricing and billing practices as they relate to Michigan's Medicaid program. The Company cooperated with the requests. In January 2012, the State of Michigan intervened as a plaintiff in a civil lawsuit, Michigan ex rel. Hunter Laboratories LLC v. Quest Diagnostics Incorporated, et al., filed in Michigan Superior Court. The suit, originally filed by a competitor laboratory, alleges that the Company overcharged Michigan's Medicaid program. The Company's motion to dismiss the complaint was denied. The parties are engaged in discovery. Hunter Laboratories LLC filed similar lawsuits in Georgia, Massachusetts, Nevada and Virginia; in each of those lawsuits, the state attorney general’s office has not intervened.

In March 2011, prior to the Company's acquisition of Celera, several putative class action lawsuits were filed by shareholders of Celera against the Company, Celera, and the directors of Celera in the Court of Chancery of Delaware and in California.  The suits allege that Celera's directors breached their fiduciary duties in connection with the Company's proposed acquisition of Celera, and that the Company aided and abetted those alleged breaches.  The parties reached a settlement, and the Court of Chancery of Delaware certified a settlement class and approved the settlement over the objection of a Celera shareholder, BVF Partners L.P. On appeal of the Court of Chancery's decision, the Supreme Court of the State of Delaware affirmed the certification of the settlement class and approval of the settlement, but determined that BVF Partners L.P. should have been afforded the right to “opt out” of the settlement and pursue its claims.  Following this decision, in July 2013, Biotechnology Value Fund, L.P. and others filed a lawsuit in the United States District Court for the Northern District of California against the Company, Celera, former directors of Celera and Credit Suisse Securities (USA) LLC (“Credit Suisse”) alleging federal securities laws violations and breach of fiduciary duty claims against Celera, its directors and Credit Suisse. The complaint also alleges that the Company and Credit Suisse aided and abetted those breaches. The Company filed a motion to dismiss the complaint.

In July 2012, a putative class action entitled Mt. Lookout Chiropractic Center Inc. v. Quest Diagnostics Incorporated, et al. ("Mt. Lookout") was filed in the United States District Court for the District of New Jersey against the Company, two of its subsidiaries and others. In June 2013, the plaintiff voluntarily dismissed the action and filed a new complaint in state court in Illinois. The new complaint alleges that the defendants violated the federal Telephone Consumer Protection Act by sending fax advertisements without permission and without the required opt-out notice, and seeks monetary damages and injunctive relief. The parties have reached a settlement that the court has preliminarily approved.

In addition, the Company and certain of its subsidiaries have received subpoenas from one state agency and from the Department of Health and Human Services Office of Inspector General and is cooperating with their requests.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of September 30, 2013, the Company believes that there are no losses related to the Other Legal Matters described above that are probable, or, if a loss is probable, it cannot be reasonably estimated. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the Other Legal Matters described above, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

Reserves for Legal Matters

Reserves for legal matters, unrelated to those described in "Other Legal Matters," totaled less than $5 million at both September 30, 2013 and December 31, 2012.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled approximately $124 million and $110 million as of September 30, 2013 and December 31, 2012, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

14.    DISCONTINUED OPERATIONS

The Company completed the sale of OralDNA in December 2012 and completed the sale of HemoCue in April 2013. Results of operations for OralDNA, HemoCue and NID have been reported as discontinued operations for the three and nine months ended September 30, 2013 and 2012.

Discontinued operations, net of taxes, for the nine months ended September 30, 2013 includes a gain of $13.5 million (including foreign currency translation adjustments, partially offset by income tax expense and transaction costs) associated with the sale of HemoCue. In addition, income from discontinued operations, net of taxes for the nine months ended September 30, 2013, includes discrete tax benefits of $19.8 million associated with favorable resolution of certain tax contingencies related to our NID business.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

Summarized financial information for the discontinued operations is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	$—	$29,689	$27,543	$85,907

Income from discontinued operations before taxes	2,886	4,427	24,960	8,579
Income tax (expense) benefit	(480)	114	10,537	1,437
Income from discontinued operations, net of taxes	$2,406	$4,541	$35,497	$10,016

The remaining balance sheet information related to OralDNA and NID was not material at September 30, 2013 and December 31, 2012.

15.    BUSINESS SEGMENT INFORMATION

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

All other operating segments are included in the Company's DS business and consist of its risk assessment services, clinical trials testing, healthcare information technology, and diagnostics products businesses. The Company's risk assessment services business provides underwriting support services to the life insurance industry including electronic data collection, specimen collection and paramedical examinations, laboratory testing, medical record retrieval, case management, motor vehicle reports, telephone inspections, prescription histories and credit checks. The Company's clinical trials testing business provides clinical testing performed in connection with clinical research trials on new drugs, vaccines and certain medical devices. The Company's healthcare information technology business is a provider of clinical connectivity and data management solutions for healthcare organizations and clinicians that can help improve patient care and medical practice. The Company's diagnostics products business manufactures and markets products that enable healthcare professionals to make healthcare diagnoses, including products for testing for the professional market.

During the first quarter of 2013, the Company acquired certain operations of UMass, which is included in the Company's DIS business. During the second quarter of 2013, the Company acquired the operations of ATN and Dignity, which are included in the Company's DIS business. During the third quarter of 2013, the Company completed the sale of Enterix, which was included in all other operating segments.

On April 19, 2006, the Company decided to discontinue NID’s operations. The Company completed the sale of OralDNA in the fourth quarter of 2012 and completed the sale of HemoCue in the second quarter of 2013. The results of operations for NID, OralDNA and HemoCue have been classified as discontinued operations for all periods presented. See Note 14 for further details regarding discontinued operations.

At September 30, 2013, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

The following table is a summary of segment information for the three and nine months ended September 30, 2013 and 2012. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, the amortization of intangibles assets, other miscellaneous operating income and expenses, the third quarter of 2013 gain on sale of the Ibrutinib royalty rights

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in thousands unless otherwise indicated)

and loss on sale of Enterix (see Note 6), are included in general corporate activities below. Certain general operating expenses in 2012 have been reclassified to conform to the current year presentation. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2012 Annual Report on Form 10-K and Note 2 to the interim consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues:
DIS business	$1,646,809	$1,686,908	$4,970,366	$5,192,451
All other operating segments	140,331	134,840	419,161	416,346
Total net revenues	$1,787,140	$1,821,748	$5,389,527	$5,608,797

Operating earnings (loss):
DIS business	$293,540	$349,671	$886,685	$1,071,188
All other operating segments	22,461	11,251	53,443	42,055
General corporate activities	373,476	(56,302)	265,064	(177,452)
Total operating income	689,477	304,620	1,205,192	935,791
Non-operating expenses, net	(32,142)	(33,645)	(94,880)	(99,015)
Income from continuing operations before taxes	657,335	270,975	1,110,312	836,776
Income tax expense	245,874	103,978	413,702	320,266
Income from continuing operations	411,461	166,997	696,610	516,510
Income from discontinued operations, net of taxes	2,406	4,541	35,497	10,016
Net income	413,867	171,538	732,107	526,526
Less: Net income attributable to noncontrolling interests	8,724	8,456	25,717	26,621
Net income attributable to Quest Diagnostics	$405,143	$163,082	$706,390	$499,905

16.    SUBSEQUENT EVENT

On October 7, 2013, the Company completed the acquisition of ConVerge Diagnostic Services, LLC ("ConVerge"). ConVerge is a leading full-service laboratory providing clinical, cytology and anatomic pathology testing services to patients, physicians and hospitals in New England.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

Quest Diagnostics is the world's leading provider of diagnostic information services ("DIS"), providing insights that empower and enable patients, physicians, hospitals, integrated delivery networks, health plans, employers and others to make better healthcare decisions. Over 90% of our revenues are derived from DIS with the balance derived from risk assessment services, clinical trials testing, diagnostic products and healthcare information technology. Our business segment information is disclosed in Note 15 to the interim consolidated financial statements.

Third Quarter Highlights

Our third quarter performance was impacted by a softer market than we expected entering the year, and our efforts to restore growth are taking longer than expected. The healthcare industry overall continues to face utilization headwinds. This is supported by commentary from industry stakeholders, including hospitals, physicians, payers and suppliers. Additionally, the industry faces ongoing pressure on reimbursement which has become more pronounced due to: (1) reductions in Medicare payments of approximately 5%; (2) cuts to the pathology codes on the Medicare physician fee schedule; (3) changes to Medicare fee schedules and coding requirements for molecular diagnostics; and (4) the effects of renewed commercial payer contracts.

Our total net revenues of $1.79 billion were 1.9% below the prior year period. DIS revenues of $1.65 billion were 2.4% below the prior year period. This was principally driven by lower than anticipated healthcare utilization, which resulted in lower DIS volume of approximately 2% after excluding the impact of acquisitions and business days. DIS revenue per requisition for the three months ended September 30, 2013 decreased 4.3% from the prior year period. Diagnostic Solutions ("DS") revenues were 4.1% higher than the prior year period. Income from continuing operations was $402.7 million for the three months ended September 30, 2013. This increase over the prior year period was principally due to the after-tax gain of $298.5 million related to the sale of future royalty rights of Ibrutinib ("Ibrutinib Sale") and was partially offset by the loss on sale of Enterix, our colorectal cancer screening test business ("Enterix"). Earnings per diluted share from continuing operations was $2.66 for the three months ended September 30, 2013. The increase over the prior year period was primarily due to the Ibrutinib Sale and the impact of common stock repurchases on our diluted share count, partially offset by the loss on sale of Enterix.

Initiatives to Improve Operating Efficiency and Restore Growth

In 2012, we launched a new vision and five-point business strategy for our Company (please refer to Item 1. Business in our 2012 Form 10-K) . During the third quarter, we made continued progress on the execution of this strategy.

•	We sold the royalty rights of Ibrutinib and completed the sale of Enterix.

•	Our cost excellence program, Invigorate, is on track to realize more than $250 million in savings this year.

•	On September 4, 2013, we entered into an additional accelerated share repurchase ("ASR") agreement to repurchase $350 million of our common stock as part of our Common Stock repurchase program.

In October 2013, we introduced BRCAvantage, that is intended to significantly broaden patient and provider access to testing for BRCA gene mutations.

Invigorate Program

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

We are engaged in a multi-year program called Invigorate which is designed to deliver $600 million in annual run-rate cost savings versus 2011 by the time we exit 2014. We are continuing to seek additional opportunities to increase the savings from Invigorate, to as much as $1 billion over time, and where practical to accelerate the savings. The Invigorate program is intended to address continued reimbursement pressures and labor and benefit cost increases, free up additional resources to invest in science, innovation and other growth initiatives, and enable us to improve quality and operating profitability.

In connection with our Invigorate program, we launched a voluntary retirement program to certain eligible employees that qualified for the program. This program was essentially completed at the end of the first quarter of 2013. This program will contribute an estimated $40 million in annualized savings, and we have incurred approximately $49 million of pre-tax employee separation costs in connection with the voluntary separation program through September 30, 2013.

In October 2012, as part of Invigorate, we launched a major management restructuring aimed at driving operational excellence and restoring growth. We have completed the elimination of at least three layers from the organization, and have reduced approximately 450 management positions through the end of the third quarter of 2013, contributing about $80 million of the $600 million in expected savings associated with our Invigorate program. We expect to eliminate a total of approximately 500 management positions by the end of 2013. In the nine months ended September 30, 2013, we recorded approximately $19.5 million of pre-tax employee separation costs associated this management restructuring initiative, and are on-track to meet our expected savings in 2013.

In connection with Invigorate, we entered into agreements to outsource certain aspects of our support functions. We recorded approximately $16.5 million of pre-tax employee separations costs and expect to eliminate a total of 350 positions associated with this initiative by the end of 2013.

As a result of our Invigorate program, we expect to deliver more than $250 million in realized savings in 2013 versus 2012. Furthermore, we continue to track well against our goal to deliver $600 million of run rate savings by the end of 2014.

We have updated our high-level estimates of the other categories of pre-tax charges expected to be incurred through 2014 in connection with our Invigorate program. The total estimated pre-tax charges now range from $200 million to $290 million and consist of $125 million to $165 million of employee separation costs; $30 million to $45 million of facility-related costs; $5 million to $15 million of asset impairment charges; and $40 million to $65 million of systems conversion and integration costs. Of the total estimated pre-tax charges expected to be incurred, we estimate that $195 million to $275 million are anticipated to result in cash expenditures. The actual charges incurred in connection with the multi-year course of action could be materially different from these estimates. As detailed plans to implement the multi-year course of action are approved and executed, it will result in charges to earnings. Through September 30, 2013, the cumulative charge recorded in connection with the Invigorate program was approximately $173 million.

For additional information on the Invigorate program and associated costs (see Note 4 to the interim consolidated financial statements).

Divestitures of Businesses

HemoCue

In April 2013, we completed the sale of HemoCue, our diagnostic point-of-care testing business ("HemoCue"). As a result of the sale, discontinued operations for the nine months ended September 30, 2013 includes a gain of $13.5 million.

Enterix

In September 2013, we completed the sale of Enterix and recorded a $39.6 million pre-tax loss on sale, which is included in other operating expense, net. Enterix was not reclassified to discontinued operations due to the level of continuing involvement in the Enterix business subsequent to its sale to the acquiror.

Sale of Royalty Rights

In July 2013, we sold our right to receive royalties related to the commercialization of Ibrutinib for $485 million in cash. We accounted for this transaction as a sale of royalty rights and recognized a pre-tax gain of $474 million, net of transaction costs, associated with this sale.

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

Acquisition of ConVerge Diagnostic Services

On October 7, 2013, the Company completed the acquisition of ConVerge Diagnostic Services, LLC ("ConVerge") from Water Street Healthcare Partners. ConVerge is a leading full-service laboratory providing clinical, cytology and anatomic pathology testing services to patients, physicians and hospitals in New England.

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

Results of Operations

Three and Nine Months Ended September 30, 2013 Compared with Three and Nine Months Ended September 30, 2012

Continuing Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Increase (Decrease)			% Increase (Decrease)
	2013	2012		2013	2012
	(dollars in millions, except per share data)
Net revenues	$1,787.1	$1,821.7	(1.9)%	$5,389.5	$5,608.8	(3.9)%
Income from continuing operations	402.7	158.5	154.1%	670.9	489.9	36.9%
Earnings per diluted share	$2.66	$0.98	171.4%	$4.32	$3.04	42.1%

Results for the three months ended September 30, 2013 were impacted by the following: (1) a pre-tax gain of $474.1 million, or $1.97 per diluted share, associated with the Ibrutinib Sale; (2) a pre-tax loss of $39.6 million, or $0.17 per diluted share, associated with the sale of Enterix; and (3) pre-tax charges of $39.3 million, or $0.16 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs and professional fees associated with further restructuring and integrating our business.

Results for the nine months ended September 30, 2013 were impacted by the following: (1) a pre-tax gain of $474.1 million, or $1.92 per diluted share, associated with the Ibrutinib Sale; (2) pre-tax charges of $102.6 million, or $0.41 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs and professional fees associated with further restructuring and integrating our business; and (3) a pre-tax loss of $39.6 million, or $0.16 per diluted share, associated with the sale of Enterix.

Results for the three months ended September 30, 2012 included $44.2 million of pre-tax charges, or $0.17 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs and professional fees associated with further restructuring and integrating our business.

Results for the nine months ended September 30, 2012 included $69.6 million of pre-tax charges, or $0.27 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs and professional fees associated with further restructuring and integrating our business and $10.1 million, or $0.04 per diluted share, principally associated with separation costs and accelerated vesting of certain equity awards in connection with the succession of our prior CEO.

Net Revenues

Net revenues for the three months ended September 30, 2013 were 1.9% below the prior year level.

DIS revenue, which accounted for over 90% of our consolidated net revenues, decreased by 2.4% for the three months ended September 30, 2013 compared to the prior year period. DIS volume, measured by the number of requisitions, increased 2.0% for the third quarter of 2013 compared to the prior year period. The acquisitions of UMass, ATN and Dignity contributed approximately 2.8% to the DIS volume growth in the quarter. The year-over-year volume comparisons benefited by approximately 1% due to the number of business days in the quarter. The contribution from these acquisitions and the higher number of business days was essentially offset by a decrease in our underlying volumes of approximately 2% resulting from the previously discussed utilization headwinds.

Revenue per requisition for the three months ended September 30, 2013 decreased 4.3% from the prior year level. This decrease is primarily associated with a Medicare fee schedule reduction, including pathology reimbursement reductions and molecular diagnostics coding requirements that went into effect at the beginning of the year and Medicare reductions related to sequestration, which were implemented at the beginning of the second quarter. Certain commercial fee schedule changes, all of which went into effect at the beginning of the year, also negatively impacted revenue per requisition in the quarter. Revenue per requisition was also negatively impacted by a decrease in higher priced anatomic pathology testing and an increase in lower priced drugs-of-abuse testing, which includes the impact of the ATN acquisition.

Net revenues for the nine months ended September 30, 2013 were 3.9% below the prior year level.

DIS revenue, which accounted for over 90% of our consolidated net revenues, decreased by 4.3% for the nine months ended September 30, 2013 compared to the prior year period. DIS volume, measured by the number of requisitions, decreased 0.5% compared to the prior year period. The acquisitions of UMass, ATN and Dignity contributed approximately 1.7% to the DIS volume for the nine months ended September 30, 2013. The underlying volume was about 2% below the prior year.

Revenue per requisition for the nine months ended September 30, 2013 decreased 3.8% from the prior year level. This decrease is primarily associated with a Medicare fee schedule reduction, including pathology reimbursement reductions and molecular diagnostics coding requirements, as well as certain commercial fee schedule changes, all of which went into effect at the beginning of the year. Revenue per requisition was also negatively impacted by a decrease in higher priced anatomic pathology testing and an increase in lower priced drugs-of-abuse testing, which includes the impact of the ATN acquisition. We expect reimbursement pressures to adversely impact our underlying revenue per requisition by about 3% for the full year in 2013, as compared to 2012.

Our DS business accounted for approximately 8% of our net revenues for the three and nine months ended September 30, 2013 and 2012. For the three months ended September 30, 2013, combined revenues in these businesses increased by approximately 4.1%, compared to the prior year period. This compares to the second quarter of 2013, where combined revenues in these businesses were up approximately 0.4% as compared to the second quarter of 2012. For the nine months ended September 30, 2013, combined revenues in these businesses increased by approximately 0.7%, compared to the prior year period. The increase in both periods was primarily due to an increase in revenues within our focus diagnostics products business.

Operating Costs and Expenses

	Three Months Ended September 30,
	2013		2012		Increase (Decrease)
	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue
	(dollars in millions)
Cost of services	$1,088.5	60.9%	$1,081.0	59.3%	$7.5	1.6%
Selling, general and administrative expenses (SG&A)	423.0	23.7	416.9	22.9	6.1	0.8
Amortization of intangible assets	20.2	1.1	18.6	1.0	1.6	0.1
Gain on sale of royalty rights	(474.1)	(26.5)	—	—	(474.1)	(26.5)
Other operating expense, net	40.1	2.2	0.6	0.1	39.5	2.1
Total operating costs and expenses	$1,097.7	61.4%	$1,517.1	83.3%	$(419.4)	(21.9)%
Bad debt expense (included in SG&A)	$64.7	3.6%	$61.2	3.4%	$3.5	0.2%

	Nine Months Ended September 30,
	2013		2012		Increase (Decrease)
	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue
	(dollars in millions)
Cost of services	$3,274.0	60.7%	$3,292.1	58.7%	$(18.1)	2.0%
Selling, general and administrative expenses (SG&A)	1,289.4	23.9	1,324.2	23.6	(34.8)	0.3
Amortization of intangible assets	59.2	1.1	56.2	1.0	3.0	0.1
Gain on sale of royalty rights	(474.1)	(8.8)	—	—	(474.1)	(8.8)
Other operating expense, net	35.8	0.7	0.5	—	35.3	0.7
Total operating costs and expenses	$4,184.3	77.6%	$4,673.0	83.3%	$(488.7)	(5.7)%
Bad debt expense (included in SG&A)	$204.1	3.8%	$208.4	3.7%	$(4.3)	0.1%

Total Operating Costs and Expenses

For the three months ended September 30, 2013, total operating costs and expenses were $419.4 million below the prior year level. This decrease was primarily driven by the $474.1 million gain associated with the Ibrutinib Sale, partially offset by $39.6 million associated with the loss on sale of Enterix. Results for the three months ended September 30, 2013 included $39.3 million of pre-tax restructuring and integration charges ($11.0 million in cost of services and $28.3 million in selling, general and administrative expenses), primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business.

Results for the three months ended September 30, 2012 included $44.2 million of pre-tax restructuring and integration charges ($20.1 million in cost of services and $24.1 million in selling, general and administrative expenses), primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business.

For the nine months ended September 30, 2013, total operating costs and expenses were $488.7 million below the prior year level. This decrease was principally driven by the $474.1 million gain associated with the Ibrutinib Sale, actions we have taken to reduce our cost structure under our Invigorate program, partially offset by $39.6 million associated with the loss on sale of Enterix. The savings associated with Invigorate have served to mitigate some of the earnings impact from the year over year revenue decrease. These savings were partially offset by higher costs primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business. These costs totaled $102.6 million ($38.4 million in cost of services and $64.2 million in selling, general and administrative expenses).

Results for the nine months ended September 30, 2012 included $69.6 million of pre-tax restructuring and integration charges ($28.7 million in cost of services and $40.9 million in selling, general and administrative expenses), primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business. In addition, $10.1 million of pre-tax charges, associated with separation costs and accelerated vesting of certain equity awards in connection with the succession of our prior CEO, were recorded in selling, general and administrative expenses in 2012.

Cost of Services

The increase in cost of services for three months ended September 30, 2013 is primarily due to increased costs associated with our recent acquisitions. This was partially offset by actions we have taken to reduce our cost structure under the Invigorate program, lower performance-based compensation and lower testing volumes in our DIS business.

The decrease in cost of services for the nine months ended September 30, 2013 is primarily due to the impact of actions we have taken to reduce our cost structure under the Invigorate program, lower performance-based compensation and lower testing volumes in our DIS business, partially offset by increased costs related to our recent acquisitions.

The decrease in net revenues was the primary factor for the increase in cost of services as a percentage of net revenues in 2013 compared to both prior year periods.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses for the three months ended September 30, 2013 is primarily associated with higher costs associated with restructuring and integration activities, partially offset by the impact of actions we have taken to reduce our cost structure under the Invigorate program and lower performance-based compensation.

The decrease in selling, general and administrative expenses for the nine months ended September 30, 2013 is primarily due to the impact of actions we have taken to reduce our cost structure under the Invigorate program, lower performance-based compensation and lower bad debt expense. This was partially offset by higher costs associated with restructuring and integration activities in the nine months ended September 30, 2013, compared to the prior year period.

The decrease in net revenues was the primary factor for the increase in selling, general and administrative expenses as a percentage of net revenues in 2013 compared to both prior year periods.

Amortization of Intangible Assets

The increase in amortization of intangible assets for the three and nine months ended September 30, 2013, compared to the prior year period, primarily reflects the impact of amortization of intangible assets acquired as part of the ATN, Dignity and UMass acquisitions.

Other Operating Expense, net

Other operating expense, net includes miscellaneous income and expense items related to operating activities. For both the three and nine months ended September 30, 2013, other operating expense, net includes a loss on sale of $39.6 million associated with the sale of Enterix.

Operating Income

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease)			Increase (Decrease)
	2013	2012		2013	2012
	(dollars in millions)
Operating income	$689.5	$304.6	$384.9	$1,205.2	$935.8	$269.4
Operating income as a % of net revenues	38.6%	16.7%	21.9%	22.4%	16.7%	5.7%

The increase in operating income as a percentage of net revenues for the three months ended September 30, 2013 as compared to the prior year period, is primarily driven by the gain associated with the Ibrutinib Sale, partially offset by the loss on sale of Enterix, reduced revenues and higher cost of services and selling, general and administrative expenses. The increase in operating income as a percentage of net revenues for the nine months ended September 30, 2013 as compared to the prior year period, is primarily driven by the gain associated with the Ibrutinib Sale, partially offset by the loss on sale of Enterix, higher costs associated with restructuring and integration activities and reduced revenues.

Interest Expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease)			Increase (Decrease)
	2013	2012		2013	2012
	(dollars in millions)
Interest expense, net	$40.0	$40.8	$(0.8)	$119.8	$124.7	$(4.9)

Interest expense, net for the three and nine months ended September 30, 2013 decreased, compared to prior year period, primarily due to lower average outstanding debt balances in 2013.

Other Income, net

Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the three months ended September 30, 2013 and 2012, other income, net includes gains of $2.8 million and $2.5 million, respectively, associated with investments held in trusts pursuant to our supplemental deferred compensation plans. For the nine months ended September 30, 2013 and 2012, other income, net includes gains of $6.5 million and $6.0 million, respectively, associated with investments held in trusts pursuant to our supplemental deferred compensation plans.

Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease)			Increase (Decrease)
	2013	2012		2013	2012
	(dollars in millions)
Income tax expense	$245.9	$104.0	$141.9	$413.7	$320.3	$93.4
Effective income tax rate	37.4%	38.4%	(1.0)%	37.3%	38.3%	(1.0)%

The increase in income tax expense for the three and nine months ended September 30, 2013 is due primarily to income tax expense associated with the Ibrutinib Sale, partially offset by lower operating earnings as compared to both prior year periods. The decrease in the effective income tax rate for the three and nine months ended September 30, 2013, compared to both prior year periods, is due primarily to certain tax credits reflected in the effective income tax rate for 2013.

Discontinued Operations

Discontinued operations for the three and nine months ended September 30, 2013 includes HemoCue, which was sold in April 2013, OralDNA, a salivary-diagnostics business ("OralDNA"), which was sold in December 2012 and NID, a test kit manufacturing subsidiary, whose operations were discontinued in April 2006. The results of operations for HemoCue, OralDNA and NID have been classified as discontinued operations for all periods presented. See Note 14 to the interim consolidated financial statements for further details.

The following table summarizes our income from discontinued operations, net of taxes:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease)			Increase (Decrease)
	2013	2012		2013	2012
	(dollars in millions)			(dollars in millions)
Net revenues	$—	$29.7	$(29.7)	$27.5	$85.9	$(58.4)
Income from discontinued operations before taxes	2.9	4.4	(1.5)	25.0	8.6	16.4
Income tax (expense) benefit	(0.5)	0.1	(0.6)	10.5	1.4	9.1

Income from discontinued operations, net of taxes	$2.4	$4.5	$(2.1)	$35.5	$10.0	$25.5

Discontinued operations, net of taxes, for the nine months ended September 30, 2013 includes a gain of $13.5 million (including foreign currency translation adjustments, partially offset by income tax expense and transaction costs) associated with the sale of HemoCue. In addition, income from discontinued operations, net of taxes for the nine months ended September 30, 2013, includes discrete tax benefits of $19.8 million associated with favorable resolution of certain tax contingencies related to our NID business.

Quantitative and Qualitative Disclosures About Market Risk

We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for speculative purposes. We believe that our exposures to foreign exchange impacts and changes in commodity prices are not material to our consolidated financial condition or results of operations. See Note 10 to the interim consolidated financial statements for additional discussion of our financial instruments and hedging activities.

At September 30, 2013 and December 31, 2012, the fair value of our debt was estimated at approximately $3.6 billion and $3.8 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2013 and December 31, 2012, the estimated fair value exceeded the carrying value of the debt by $253 million and $481 million, respectively. A hypothetical 10% increase in interest rates (representing 48 basis points at both September 30, 2013 and December 31, 2012) would potentially reduce the estimated fair value of our debt by approximately $96 million and $98 million at September 30, 2013 and December 31, 2012, respectively.

Borrowings under our floating rate senior notes due 2014, our senior unsecured revolving credit facility and our secured receivables credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. At September 30, 2013, the borrowing rates under these debt instruments were: for our floating rate senior notes due 2014, LIBOR plus 0.85%; for our senior unsecured revolving credit facility, LIBOR plus1.125%; and for our secured receivables credit facility, 0.92%. At September 30, 2013, the weighted average LIBOR was 0.3%. As of September 30, 2013, $200 million was outstanding under our floating rate senior notes due 2014 and $35 million was outstanding under our $525 million secured receivables credit facility. There were no borrowings outstanding under our $750 million senior unsecured revolving credit facility as of September 30, 2013.

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

In prior years, we entered into various fixed-to-variable interest rate swap agreements with an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 0.54% and one-month LIBOR plus 1.33%. In July 2012, we monetized the value of these interest rate swap assets by terminating the hedging instruments. The asset value, including accrued interest through the date of termination, was $71.8 million and the amount to be amortized as a reduction of interest expense over the remaining terms of the hedged debt instruments was $65.2 million. Immediately after the termination of these interest rate swaps, we entered into new fixed-to-variable interest rate swap agreements on the same Senior Notes. The interest rate swap agreements we entered into in July 2012 have an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 2.3% and one-month LIBOR plus 3.6% and are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020. During the fourth quarter of 2012, we entered into additional fixed-to-variable interest rate swap agreements with an aggregate notional amount of $400 million and variable interest rates based on one-month LIBOR plus a spread ranging from 3.4% and 5.1%. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2015 and a portion of the Senior Notes due 2021. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 2 basis points) would impact annual interest expense by approximately $0.3 million, assuming no changes to the debt outstanding at September 30, 2013.

The fair value of the fixed-to-variable interest rate swap agreements related to our Senior Notes due 2015, 2016, 2020 and 2021 was a liability of $27.0 million at September 30, 2013. A hypothetical 10% change in interest rates (representing 15 basis points) would potentially change the fair value of this liability by $7 million.

For further details regarding our outstanding debt, see Note 12 to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012. For details regarding our financial instruments, see Note 10 to the interim consolidated financial statements.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying value of our equity investments was $13.9 million at September 30, 2013.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2013 totaled $158 million, compared to $296 million at December 31, 2012. Cash and cash equivalents consist of cash and highly liquid short-term investments. For the nine months ended September 30, 2013, cash flows from operating and investing activities of $442 million and $434 million, respectively, together with cash on hand, were used to fund financing activities of $1.0 billion, respectively. Cash and cash equivalents at September 30, 2012 totaled $192 million compared to $165 million at December 31, 2011. For the nine months ended September 30, 2012, cash flows from operating activities of $807 million were used to fund investing and financing activities of $175 million and $605 million, respectively.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 was $442 million compared to $807 million in the prior year period. Cash flows from operating activities for the nine months ended September 30, 2013 were reduced by approximately $70 million of income tax payments which were deferred from the fourth quarter of 2012 under a program offered to companies whose principal place of business was in states most affected by Hurricane Sandy. In addition, year-over year comparisons were negatively impacted by $72 million associated with proceeds from the termination of certain interest rate swap agreements received in the third quarter of 2012. The remainder of the decrease in cash flows from operating activities is primarily due to reduced earnings, higher restructuring and integration payments, higher days sales outstanding and a third quarter income tax payment of $28 million related to the resolution of certain audit matters. Days sales outstanding, a measure of billing and collection efficiency, was 48 days at September 30, 2013, compared to 47 days at December 31, 2012 and 46 days at September 30, 2012. By the end of 2013, we expect days sales outstanding to decline to levels consistent with 2012 levels.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2013 was $434 million, consisting primarily of proceeds from the Ibrutinib Sale of $474 million, net of transaction costs, as well as proceeds from the sales of HemoCue and Enterix for $296 million, net of transaction costs, partially offset by $180 million associated with business acquisitions and $155 million for capital expenditures.

Net cash used in investing activities for the nine months ended September 30, 2012 was $175 million, consisting principally of $51 million for business acquisitions and $122 million for capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2013 was $1.0 billion, consisting primarily of purchases of treasury stock of $994 million, dividend payments of $141 million and distributions to noncontrolling interests of $21 million, partially offset by proceeds from the exercise of stock options and related tax benefits totaling $102 million and net increases in debt of $32 million. The net increase in debt consisted of $789.6 million of borrowings and $757.2 million of repayments. Purchases of treasury stock were largely funded by the proceeds from the Ibrutinib, HemoCue and Enterix sales.

The borrowings of $789 million and the repayment of $757 million are primarily associated with our secured receivables credit facility.

Net cash used in financing activities for the nine months ended September 30, 2012 was $605 million, consisting primarily of net decreases in debt of $507 million, purchases of treasury stock of $150 million, dividend payments of $81 million, and distributions to noncontrolling interests of $24 million. These decreases were partially offset by proceeds from the exercise of stock options and related tax benefits totaling $148 million. The net decrease in debt consisted of $715 million of borrowings and $1.2 billion of repayments.

The borrowings of $715 million represent amounts borrowed under our secured receivables credit facility. The repayments of $1.2 billion represent the repayment of our $560 million term loan due May 2012, and $655 million of repayments under our secured receivables credit facility.

Dividends

During each of the first three quarters of 2013, our Board of Directors declared a quarterly cash dividend of $0.30 per common share. During each of the first three quarters of 2012, our Board of Directors declared a quarterly cash dividend of $0.17 per common share, and in November 2012, declared an increase in the quarterly cash dividend to $0.30 per common share. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

Share Repurchases

In August 2013, our Board of Directors authorized the repurchase of an additional $1 billion of our common stock, increasing the total available authorization at that time to $1.3 billion. The share repurchase authorization has no set expiration or termination date.

On April 19, 2013, we entered into an ASR with a financial institution to repurchase $450 million of our common stock as part of our Common Stock repurchase program. The ASR is structured as a combination of two transactions: (1) a treasury stock repurchase and (2) a forward contract which permits us to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of our common stock during the purchase period, less a fixed discount. Under the ASR agreement, we paid $450 million to the financial institution and received 7.6 million shares of common stock, resulting in a final price per share of $59.46. We initially received 7.2 million shares of our common stock during the second quarter of 2013 and an additional 0.4 million shares upon completion of the ASR agreement during the third quarter of 2013. As of June 30, 2013, we recorded this transaction as an increase to treasury stock of $405 million, and recorded the remaining $45 million as a decrease to additional paid-in capital in the Consolidated Balance Sheets. Upon completion of the ASR agreement in the third quarter of 2013, we reclassified the $45 million to treasury stock from additional paid-in capital on the Consolidated Balance Sheets.

On September 4, 2013, we entered into an ASR agreement with a financial institution to repurchase $350 million of our common stock as part of our Common Stock repurchase program. The ASR is structured as a combination of two transactions: (1) a treasury stock repurchase and (2) a forward contract which permits us to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of our common stock during the purchase period, less a fixed discount. For the three and nine months ended September 30, 2013, we repurchased 4.7 million shares of its common stock under the ASR at an initial price of $59.93 per share for a total of $280 million, which represents approximately 80 percent of the total shares expected to be repurchased under the ASR. The forward contract will settle the remaining shares upon the completion of the ASR in the fourth quarter of 2013. We recorded this transaction as an increase to treasury stock of $280 million, and recorded the remaining $70 million as a decrease to additional paid-in capital in the Consolidated Balance Sheets at September 30, 2013. The $70 million recorded in additional paid-in capital will be reclassified to treasury stock upon completion of the ASR.

In addition to the ASRs previously discussed, we repurchased shares of our common stock on the open market. For the three months ended September 30, 2013, we repurchased 2.2 million shares of our common stock at an average price of $59.06 per share for $132 million. For the nine months ended September 30, 2013, we repurchased 3.3 million shares of our common stock at an average price of $58.66 per share for $194 million.

At September 30, 2013, $871 million remained available under our share repurchase authorizations.

For the three months ended September 30, 2012, we repurchased 832 thousand shares of our common stock at an average price of $60.12 per share for a total of $50 million. For the nine months ended September 30, 2012, we repurchased 2.6 million shares of our common stock at an average price of $58.57 per share for a total of $150 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of September 30, 2013:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Remainder of 2013	1-3 years	3-5 years	After 5 years
Outstanding debt	$3,339,623	$35,000	$704,623	$675,000	$1,925,000
Capital lease obligations	22,835	2,381	16,388	3,867	199
Interest payments on outstanding debt	1,934,676	32,120	325,730	258,060	1,318,766
Operating leases	652,610	51,161	305,807	152,008	143,634
Purchase obligations	267,145	25,190	127,646	74,530	39,779
Merger consideration obligations	51,118	999	50,119	—	—
Total contractual obligations	$6,268,007	$146,851	$1,530,313	$1,163,465	$3,427,378

Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of September 30, 2013 applied to the September 30, 2013 balances, which are assumed to remain outstanding through their maturity dates.

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

As of September 30, 2013, our total liabilities associated with unrecognized tax benefits were approximately $164 million, which were excluded from the table above. We believe it is reasonably possible that these liabilities may decrease by up to approximately $3 million within the next twelve months, primarily as a result of the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 7 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of September 30, 2013, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

As of September 30, 2013, $1.2 billion of borrowing capacity was available under our existing credit facilities, consisting of $490 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

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

During the third quarter of 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 13 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2013.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2013 – July 31, 2013
Share Repurchase Program (A)	—	$—	—	$398,431
Employee Transactions (B)	2,254	$60.16	N/A	N/A
August 1, 2013 – August 31, 2013
Share Repurchase Program (A)	2,298,676	$70.22	2,298,676	$1,237,025	(C)
Employee Transactions (B)	943	$58.96	N/A	N/A
September 1, 2013 – September 30, 2013
Share Repurchase Program (A)	4,942,617	$59.90	4,942,617	$940,959	(D)
Employee Transactions (B)	179	$61.64	N/A	N/A
Total
Share Repurchase Program (A)	7,241,293	$63.18	7,241,293	$940,959	(C) (D)
Employee Transactions (B)	3,376	$59.90	N/A	N/A

(A)
In August 2013, our Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to approximately $1.3 billion. The share repurchase authorization has no set expiration or termination date. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $6.5 billion of share repurchases of our common stock through September 30, 2013.

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

(C)
Includes the reclassification of $45 million from additional paid-in capital to treasury stock and the final delivery of 326,204 shares associated with the completion of the April 2013 accelerated share repurchase agreement ("ASR"). See Note 11 to the interim consolidated financial statements for further information regarding the ASR.

(D)
Does not include the third quarter of 2013 payment of $70 million associated with the September 2013 ASR, which represents the cost of the remaining 20 percent of the total shares expected be repurchased in the fourth quarter of 2013. See Note 11 to the interim consolidated financial statements for further information regarding the ASR.

Item 6.	Exhibits

Exhibits:

10.1	Form of Equity Award Agreement Dated as of August 19, 2013

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20130930.xml

101.SCH	dgx-20130930.xsd

101.CAL	dgx-20130930_cal.xml

101.DEF	dgx-20130930_def.xml

101.LAB	dgx-20130930_lab.xml

101.PRE	dgx-20130930_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 24, 2013
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
President and Chief Executive Officer

By	/s/ Mark J. Guinan
Mark J. Guinan
Senior Vice President and Chief Financial Officer