Form 10-K
period 2013-12-31
QUEST DIAGNOSTICS INC
filed 2014-02-18
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013
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
Yes             No      X
As of June 30, 2013, the aggregate market value of the approximately 151 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $9.2 billion, based on the closing price on such date of the registrant's Common Stock on the New York Stock Exchange.
As of January 31, 2014, there were outstanding 144,307,147 shares of the registrant’s common stock, $.01 par value.

Documents Incorporated by Reference	Part of Form 10-K into which incorporated
Document
Portions of the registrant's Proxy Statement to be filed by April 30, 2014	Part III
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

During 2013, we generated net revenues of $7.1 billion and processed approximately 147 million test requisitions. Additional financial information concerning Quest Diagnostics, including our consolidated subsidiaries and businesses, for each of the years ended December 31, 2013, 2012 and 2011 is included in the consolidated financial statements and notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

OUR STRATEGY AND STRENGTHS

In 2012, Quest Diagnostics launched a new vision and strategy. Our vision is: empowering better health with diagnostic insights. We have three aspirational goals: a healthier world; build a valuable company; and create an inspiring workplace. Our values were unchanged: quality, integrity, accountability, innovation and leadership.

Our Strategy

In 2012, we introduced a five-point business strategy to help us achieve our vision and our goals. In 2013, we executed against our five-point strategy, and as the year concluded, revised the priority of the five points in the strategy. The discussion below reflects the current priorities.

1. Restore growth. In 2013, we launched a multi-year initiative, Project Restore, to identify, prioritize, resource and implement a wide range of activities designed to create consistent, profitable growth. For example, the program leverages centralized analytics and best practice teams to improve sales and marketing effectiveness, reduce attrition and bring to local teams lessons learned across the enterprise. Our goal is to achieve and ultimately exceed market growth rates over the course of the program.

We are pursuing seven tactical approaches to restore growth. Three of these approaches have a near-term focus: sales and marketing excellence; grow esoteric testing through a disease focus; and provide professional lab services to hospitals and IDNs. The remaining four growth approaches have a long-term focus: succeed internationally; create value from information assets; lead in companion diagnostics; and extend in adjacent markets.

In 2013, we made progress on our goal to be the preferred partner for diagnostic information services through sales and marketing excellence. We created one commercial organization in our Diagnostic Information Services business, centrally led and focused on local customer needs. We are implementing world-class management discipline around processes, tools and measurement. We are building a virtuous circle of talent acquisition and retention, and have instilled a customer-focused, winning culture. Our expectation is that the combination of these elements will result in physicians, hospitals, health plans, IDNs and employers being eager to partner with Quest Diagnostics.

We plan to grow esoteric testing revenues by creating value through scientific and product innovation for major clinical opportunities. Further, we are pursuing opportunities to create value from the integration of lab testing and clinical information. We also plan to provide holistic solutions centered on evidence-supported standards of care, and to combine routine, guideline mandated testing with esoteric solutions. In 2013, we put in place clinical franchise organizations to focus on these opportunities, working with our science and innovation team. The clinical franchise organizations focus on cancer, cardiovascular, infectious disease and immunology, neurology, prescription drug monitoring and toxicology, sports diagnostics, wellness, and women's and reproductive health. The October 2013 launch of our BRCAvantageTM solution, only a few months after the decision of the United States Supreme Court in the Myriad patent case, is an example of the power of our new clinical franchises. Our franchises are designed to enable us to act like a focused boutique service provider while maintaining the advantages of our scale.

In addition, we plan to grow by pursuing strategic partnerships with hospitals and IDNs. We believe that continued price and utilization pressure, as well as evolving payment models in healthcare, will drive demand for our expertise in a range of strategic partnerships, including lab management outsourcing, outreach acquisition and joint ventures. We can partner with hospitals to drive the success of accountable care organizations, including by consolidating data and delivering insights, delivering test management solutions to improve care and help control cost and by providing patient-focused programs to enable effective management of care. Our 2013 agreements with UMass Memorial Medical Center and Dignity Health are examples of the kinds of opportunities we see. Our laboratory professional services team continues to expand its pipeline of hospitals and IDNs interested in working with us to improve outcomes and reduce costs.

2. Drive operational excellence. Improving our operations will yield many benefits, including: enhancing customer satisfaction, employee engagement and shareholder value; improving our competitiveness; and strengthening our foundation for growth. To drive operational excellence, we are focusing on four strategic imperatives: to deliver a superior customer experience; to enhance our end-to-end customer value chain with enterprise architecture; to develop best-in-class business performance tools; and to elevate our cost excellence. In 2013, we made strong progress driving operational excellence, and improving our quality and efficiency. We believe that this will enable us to improve our overall customer experience.

Our cost excellence program, Invigorate, consists of seven flagship programs, with structured plans in each, to drive savings and improve performance across the customer value chain: organization excellence; information technology excellence; procurement excellence; service excellence; lab excellence; billing excellence; and business process excellence. Invigorate delivered more than $250 million in realized savings in 2013. We also exited 2013 with run-rate savings of more than $500 million, compared to 2011, surpassing the original Invigorate goal established in 2011 a year earlier than planned. This positions the Company to exceed our $600 million goal in run-rate savings by the end of 2014, compared to 2011. We now anticipate run-rate savings approaching $700 million, compared to 2011. We also are pursuing opportunities to increase this total to $1 billion beyond 2014.

3. Simplify the organization to enable growth and productivity. In 2012, we concluded that our organization was not structured to align well with our objectives. Previously, the organization was too complex, and it failed to let the Company take advantage of its scale and capabilities. In 2013, we revised our senior management team; it now is composed of both executives who joined the Company prior to our current President and Chief Executive Officer and several executives who joined thereafter. We also restructured our organization to eliminate silos in our core business and provide for leadership in defined geographies. These changes included the elimination of three management layers and over 500 management positions. Our new organization is designed to align around future growth opportunities, to align upstream and downstream units in our business for seamless execution and to leverage our company-wide infrastructure to gain more capability, value and efficiency. In 2013, we also introduced new behaviors to make us more agile, transparent, customer-focused, collaborative and performance oriented. We continue to simplify the organization to better focus on our customers, speed decision-making and to empower employees.

The Company is made up of two businesses: Diagnostic Information Services and Diagnostic Solutions. Our Diagnostic Information Services business, comprised of two parts, develops and delivers diagnostic testing, information and services to patients, physicians, health plans, hospitals, IDNs, employers and others. The value creation side of the business, organized by clinical franchise, focuses on customer solutions for the marketplace, including new test development and upstream marketing. The value delivery side includes sales and downstream marketing, routine and esoteric laboratory operations, field operations, logistics and client services. Diagnostic Solutions includes our other businesses, including central laboratory testing for pharmaceutical and medical device clinical trials, life insurer services, diagnostic products and healthcare information technology.

4. Refocus on diagnostic information services. We are refocusing on diagnostic information services. We retained pathology services and our international assets and are evaluating options with respect to the Celera Corporation ("Celera") drug assets and the Celera products businesses. As 2012 concluded, we sold our OralDNA salivary diagnostics business. In 2013, we sold our HemoCue and Enterix diagnostic products businesses and the ibrutinib royalty rights.

5. Deliver disciplined capital deployment and strategically aligned accretive acquisitions. We are focused on increasing shareholder returns and returns on invested capital (“ROIC”) through a framework that encompasses improving operating performance and disciplined capital deployment.

Our disciplined capital deployment framework includes dividends, share repurchases and investment in our business and is intended to improve ROIC. The framework is grounded in maintaining an investment grade credit rating. Our target debt/EBITDA ratio is in the range of 2 - 2¼ times. We expect to return to investors through a combination of dividends and share repurchases a majority of our free cash flow. Consistent with that expectation, in January 2014 we announced that we increased our quarterly common stock dividend by 10%, from $0.30 per common share to $0.33 per common share. This represents our third increase in the dividend since 2011. We believe that the dividend can grow over time. We also believe that opportunities may arise to return incremental capital to shareholders from free cash flow as a result of portfolio actions. In 2013, we returned more than $1 billion to stockholders through repurchases of our common stock, including approximately $800 million of proceeds from our portfolio actions, including the sales of HemoCue, Enterix, OralDNA and the ibrutinib royalty rights.

We will continue to invest in our business in a disciplined manner. We believe that we have established a solid foundation of strategic assets and capabilities. We expect to generate 1 to 2 percent revenue growth per year through value-creating, strategically-aligned acquisitions using disciplined investment criteria. We screen potential acquisitions using guidelines that assess strategic fit and financial considerations, including value creation, ROIC and impact on our earnings. In 2013, we closed acquisitions of the laboratory assets of UMass Memorial Medical Center, Dignity Health, Advanced Toxicology Network and ConVerge Diagnostics Services.

Our additional near-term investments in growth are likely to focus on investments in science and innovation in the form of licensing, collaborations and internal development to grow esoteric testing, and tools to support commercial excellence. We also expect to make investments to improve operational excellence, including, for example, systems standardization and automation, footprint optimization and Project Invigorate. In addition, we expect to make additional investments to restore growth, including, for example, Project Restore.

Our Strengths

We offer high value diagnostic information services and diagnostic solutions, including those grounded in pathology and gene-based and esoteric testing, that are attractive to patients, physicians, hospitals, health plans, IDNs, employers and others. We believe that customers and payers prefer providers that offer a comprehensive and innovative range of tests and services and the most convenient access to those services and that, by offering such services, we strengthen our market offering, market position and reputation.

Our assets and capabilities. We are the world leader in the diagnostic information services business. We are the leading provider in the United States of routine and gene-based and esoteric testing services, including anatomic pathology, serving approximately one-third of the adult population of the United States each year. We have the leading test menu in the industry. We offer national access and have the most extensive network in the United States. Our nationwide specimen collection network includes over 2,200 of our own patient service centers and, in addition, approximately 3,200 phlebotomists in physician offices. We also operate many additional locations where approximately 5,500 paramedical examiners coordinate the provision of paramedical examinations related to life insurance applications. We have a medical and scientific staff available for consultation, including over 725 M.D.s and Ph.D.s, primarily located in the United States, many of whom are recognized leaders in their field, and genetic counselors. We serve approximately half of the physicians and half of the hospitals in the United States. We have strong logistics capabilities, including approximately 3,000 courier vehicles and 20 aircraft that collectively make tens of thousands of stops daily.

Innovation. We are a leading innovator in diagnostic information services with outstanding medical and technical expertise. We collaborate with multiple organizations, including leading academic centers and others, and maintain relationships with advisors and consultants that are leaders in key fields, such as cardiology, oncology, neurology and infectious disease. Our medical and scientific experts publish research that demonstrates the clinical value and importance of diagnostic testing, including in connection with our research and development efforts. In 2013, they authored approximately 150 publications, including about 100 articles in peer-reviewed journals, that provided insights into diagnostic testing, introduced novel diagnostic approaches benefiting patients or provided the latest thinking in laboratory testing and disease diagnosis. We also publish Quest Diagnostics Health TrendsTM reports identifying trends in disease and wellness. Recent reports focused on cardiovascular health and prescription drug monitoring.

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

We continue to introduce new tests, technology and services, including many with a focus on personalized and targeted medicine. In addition, as an industry leader with the largest and broadest U.S. network and presence outside the United States, we believe we are the distribution channel of choice for developers of new tests to introduce their products to the marketplace. Through our relationships with the academic medical community, pharmaceutical and biotechnology firms and other collaborators, we believe that we are a leader in bringing technical innovation to the market.

Leading healthcare information technology solutions. We provide interoperable technologies that help healthcare organizations and physicians enter, share and access clinical information without costly IT implementation or significant workflow disruption, including through our Care360® suite of products, and our ChartMaxx® electronic document management system for hospitals. These solutions offer access to a large national healthcare provider network using Quest Diagnostics' Care360 connectivity products. The Care360 products, including Care360 Labs and Meds, enable physicians electronically to order diagnostic testing and review test results from Quest Diagnostics and electronically to prescribe medications. Our Care360 EHR product allows physicians to generate a complete record of a clinical patient encounter, automates and streamlines the clinician's workflow, and allows for rapid deployment and implementation with minimal workflow disruption. We believe that these products enhance the value we provide to our customers and result in increased customer loyalty by providing more convenient ordering and reporting of diagnostic information services, greater convenience in electronically prescribing medication and better access to clinical information.

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

Strong quality and a positive customer experience. We strive to provide the highest quality in all that we do.  Employing root cause analysis, process improvements and rigorous tracking and measuring, we seek to enhance quality, streamline processes, eliminate waste and help standardize operations across our Company.  We build upon our best-in-class business performance tools to continuously reduce defects, enhance quality and further increase the efficiency of our operations and business management processes. We use Hoshin management principles in our efforts to achieve breakthrough management.  We use customer insights in our solutions development, listening to the voice of internal and external customers in all our business processes.  We have a culture of continuous improvement, and have adopted standard frameworks and methodologies for project management.  Through our change management program, we embrace and seek to benefit from change.

The customer is at the center of everything we do.  Customers have a choice when it comes to selecting a healthcare provider and we strive to give them reason to put their trust in us.  Focusing on a thorough understanding of customer needs and requirements, we seek to identify and adopt best practices that will result in a superior customer experience.  We are striving to provide a superior customer experience for all our customers, because we believe that this will drive customer loyalty.

BUSINESS OPERATIONS

Our operations are organized in two business groups. Our activities are described below.

Our Diagnostics Information Services business is the leading provider of diagnostic information services, which includes providing clinical testing services such as routine testing, gene-based and esoteric testing, anatomic pathology services and drugs-of-abuse testing, as well as related services and insights. We offer patients, physicians, hospitals, IDNs, health plans, employers and others the broadest access in the United States to diagnostic information services through our nationwide network of laboratories, Company-owned patient service centers and phlebotomists in physician offices. We provide interpretive consultation through the largest medical and scientific staff in the industry, including over 725 M.D.s and Ph.D.s, primarily located in the United States, many of whom are recognized leaders in their fields, and genetic counselors.

In our Diagnostic Solutions group, we offer a variety of solutions for insurers, healthcare providers and others. We are the leading provider of risk assessment services for the life insurance industry. We also are a leading provider of testing for clinical trials. In addition, we offer healthcare organizations and clinicians robust information technology solutions and diagnostic products, including test kits.

We leverage our diagnostic information capabilities and assets to serve multiple customer bases. Most of our services are provided in the United States. For the years ended December 31, 2013, 2012 and 2011, we derived approximately 2%, 2%, and 3%, respectively, of our net revenues from foreign operations. For the year ended December 31, 2013, less than 1% of our long-lived assets were held outside the United States, and for the years ended December 31, 2012 and 2011, less than 1% (excluding the HemoCue assets held for sale in 2012) and 6% (including the HemoCue assets held for sale in 2012), respectively, of our long-lived assets were held outside the United States. The following chart shows the percentage of our 2013 net revenues generated by the activities identified.

Activity	Approximate Percentage of 2013 Net Revenues

Diagnostic information services	92
Routine clinical testing services	54
Gene-based, esoteric and anatomic pathology testing services	35
Forensic drugs-of-abuse testing services	3
Diagnostic Solutions: Healthcare information technology, clinical trials testing, life insurer services and diagnostic products	8

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

Our services.

We are the world's largest provider of diagnostic information services. We provide information and insights based on clinical testing and related services. The clinical testing that we perform includes routine testing, esoteric or gene-based testing and anatomic pathology testing. We are the leading provider of routine, esoteric and gene-based and anatomic pathology testing in the world, and offer customers the broadest access to the most extensive test menu. Increasingly, we are focused on providing solutions and insights to our customers, based on the testing that we perform.

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

We believe that offering services, solutions and insights based on a full range of tests will strengthen our market offering, market position and reputation. Our experienced medical staff has a passion for providing the highest quality service to our customers. Our in-house experts, including medical directors, scientific directors, genetic counselors and board certified geneticists, provide medical and scientific consultation regarding our tests and test results, and help physicians and others best utilize these tests to improve patient outcomes and enhance patient satisfaction. Our approach fosters personalized patient care.

We have built advanced testing capabilities, including access to a pipeline of biomarkers, to drive growth in gene-based and esoteric testing services across medical disciplines. Our esoteric laboratories provide reference testing services to physicians, large academic medical centers, hospitals and other commercial laboratories. Our esoteric testing laboratories perform hundreds of complex tests that are not routinely performed by our regional laboratories, including but not limited to the following fields:

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

Most of our services are provided under the Quest Diagnostics brand, but we also provide services under the AmeriPath,® Dermpath Diagnostics,® Focus Diagnostics® and Athena Diagnostics® brands. Focus Diagnostics® is a leading provider of infectious disease diagnostic information services and has established a reputation for being first to introduce new tests to the market, including diagnostic tests for Lyme disease, West Nile Virus, SARS and H1N1. Through Athena Diagnostics® we have the leading position in the growing neurology diagnostics market. We have a leading position in advanced cardiovascular diagnostic information services, including our CardioIQ® offering. We have a strong history of leadership and innovation in cancer diagnostics, including introduction of the Leumeta® family of tests for leukemia and lymphoma.

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

The majority of diagnostic information that we provide is delivered electronically, including by taking advantage of our Care360® products. These products, including Care360 Labs and Meds, enable physicians electronically to order diagnostic testing and review test results from our Company and electronically to prescribe medication. Our Care360 Mobile application allows physicians to review diagnostic information and order medications using their smartphones or mobile devices. There is a large national healthcare provider network using Quest Diagnostics' Care360 connectivity products.

We also provide patients with tools to manage their healthcare and medical information. Our automated patient appointment scheduling enables patients to schedule appointments, including via smartphones, at times that are convenient for them while reducing or eliminating their waiting time. We also offer TestMinder,® which sends email reminders to patients who require frequent testing, and Gazelle,® a secure mobile health platform that allows users to receive and archive their Quest Diagnostics test results, manage their personal health information, find a Quest Diagnostics location and schedule appointments directly from their smartphone.

Innovation.

We are a leading innovator in diagnostic information services. Our capabilities include early discovery, technology development and clinical validation of diagnostic tests. We develop tests at our laboratories, such as Quest Diagnostics Nichols Institute and Athena Diagnostics. Where appropriate, we collaborate with partners that can help us to achieve our vision of empowering better health through diagnostic insights. Our partnership with the New York Giants professional football team, devoted to finding new ways to use diagnostic information services to improve the health and performance of athletes of all ages and abilities, is a good example of this.

We collaborate with leading academic centers and maintain relationships with advisers and consultants who are leaders in key fields of science and medicine. For example, we collaborate with the University of California, San Francisco, the nation's leading university focused exclusively on health, to accelerate the translation of biomedical research into advanced diagnostics in the field of precision medicine. This collaboration has the overarching aim of enabling holistic and integrated diagnostic solutions that close gaps in care or enable new clinical value, with initial focus areas including autism, oncology, neurology and women's health. In addition, we collaborate with other key groups and organizations to foster important advances in health care. Our collaboration with the U.S. Centers for Disease Control and Prevention ("CDC") to improve public health analysis of hepatitis C screening, diagnosis and treatment, based on analysis of our national hepatitis C virus ("HCV") diagnostic information, and our participation in studies sponsored by the National Institutes of Health (e.g., NIH National Children Study) are good examples of this.

Our medical and scientific experts publish research that demonstrates the clinical value and importance of diagnostic testing, including in connection with our research and development efforts. In 2013, they authored approximately 150 publications, including about 100 articles in peer-reviewed journals, that provided insights into diagnostic testing, introduced novel diagnostic approaches benefiting patients or provided the latest thinking in laboratory testing and disease diagnosis. They also help to shape the latest thinking as the authors of textbooks, or chapters therein, used by academic institutions to train healthcare providers. Our experts also participate on scientific committees determining guidelines for diagnostic usage in a number of fields, such as HIV, HCV and testosterone testing.

We successfully transfer technical innovations to the market through our relationships with technology developers, including the academic community and pharmaceutical and biotechnology firms, our in-house expertise and our collaborations, including with emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies. For example, in 2013 we introduced access to a new non-invasive cell-free fetal DNA screening test developed by Natera, a leading innovator in prenatal genetic testing. We search for new opportunities and continue to build a robust pipeline of new solutions. Through our strengths in assay development and the commercialization of test services, we believe that we are the partner of choice for developers of new technologies and tests to introduce their products to the marketplace.

We seek technologies that help doctors care for their patients through better predisposition, screening, monitoring, diagnosis, prognosis and treatment choices. We seek to develop tests that help to determine a patient's genotype or gene expression profile relative to a particular disease and its potential therapies, because these tests can help physicians to determine a patient's susceptibility to disease or to tailor medical care to an individual's needs - such as determining if a medication might be an optimum choice for a particular person, or tailoring the right dosage once the proper medicine is prescribed. In addition, we aim to develop holistic solutions responsive to challenges that physicians face, by developing solutions of multiple tests, information and services focused on specific clinical challenges. We also look for tests that are less invasive than currently available options, to increase the choices that physicians and patients have for the collection of diagnostic samples. With these priorities in mind, during 2013 we introduced over 75 new or enhanced tests and disease area solutions, including those discussed below.

•	Cancer.

-	We introduced innovative next generation sequencing testing to aid in the diagnosis of leukemia.

-	We introduced tissue-based microarray testing for solid tumors and a specific application for melanoma.

-	We introduced our BRCAvantageTM solution for genetic mutations in BRCA1 and 2 genes to identify women at high risk of breast cancer.

•	Infectious Disease and Immunology.

-	We launched an HIV 4th generation test that follows the new proposed CDC HIV testing algorithm.

-	We introduced Hepatitis C Antibody w/Reflex to Quant which offers healthcare providers a convenient test for HCV screening and confirmation of infection.

-
We developed and introduced AccuType® Ribivarin (ITPA) to assess risk for acquiring ribivarin-induced anemia in patients being treated for HCV infection. This assay helps establish frequency of monitoring in ribivarin-treated patients.

-
We developed and introduced Hepatitis C Viral RNA NS3 Genotype. This assay may be used to detect boceprevir and telaprevir resistance-associated NS3 mutations in NS3 protease inhibitor treatment-experienced patients.

-	We licensed and introduced a novel proprietary biomarker for the diagnosis of rheumatoid arthritis sold under the trade name IdentaRA with 14-3-3ηTM.

-	We introduced the ImmunoCAP® Peanut Component Allergen test, which helps to assess a patient's level of risk of a life-threatening reaction.

•	Cardiovascular and Metabolic Disease.

-	We released CardioIQ®, an advanced cardiovascular risk assessment and enhanced interpretive report.

-	We released the CardioIQ® Ion Mobility test, a proprietary approach to measure lipoprotein subfractions.

-	We validated and released Presage® ST2, recently approved by the FDA to assess the prognosis of patients associated with heart failure.

-	We developed and released holistic diagnostics solutions for monitoring diabetes and managing renal disease in diabetes.

-
In addition, we advanced our program in diabetes testing by releasing insulin testing by mass spectrometry, which helps address variability issues that previously have hindered the clinical use of testing for this analyte.

•	Neurology.

-	We launched a convenient blood test panel in accordance with professional clinical guidelines to identify treatable causes of dementia and memory loss.

-
We provided innovative solutions to diagnose hereditary peripheral neuropathies by offering a tiered testing approach to test a large set of disease genes by next generation DNA sequencing. This offering is based upon the American Academy of Neurology practice parameter for evaluating neuropathies.

-	We launched new genetic tests for neuromuscular disorders, including several that provide alternatives to invasive muscle and nerve biopsies.

-	We developed tests for potentially treatable immune-mediated neurological disorders.

•	Women's Health.

-	We further enhanced our SureSwab® Vaginosis/Vaginitis Plus test by expanding the organisms and sample types in the offering.

-	We introduced access to a new non-invasive cell-free fetal DNA screening test developed by Natera, a leading innovator in prenatal genetic testing.

-	We released FSHD testing by DNA combing, the first commercial application of DNA combing technology in the U.S.

•	Prescription Drug Monitoring and Toxicology.

-	We added several new tests, including testing for synthetic cannabinoids, synthetic stimulants, zolpidem and other prescription drugs.

-	We expanded our genetic testing services that assist physicians in their treatment of patients with chronic pain.

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

We have clinical trials testing centers in the United States, the United Kingdom and India, and we provide clinical trials testing in Argentina, Brazil, China and Singapore through affiliated laboratories. We serve a broad range of large pharmaceutical, biotechnology and medical device companies.

Life Insurer Services.

We are the largest provider of risk assessment services to the life insurance industry in North America. We also provide risk assessment services for insurance companies doing business outside North America. We charge our life insurance customers on a fee-for-service basis, typically under multi-year agreements.

Our risk assessment services comprise underwriting support services to the life insurance industry, including data gathering, paramedical examinations and clinical laboratory testing. The laboratory tests that we perform and data we gather are designed to assist insurance companies objectively to evaluate the mortality risks of applicants. Factors such as the number of applications for life insurance policies and the level of underwriting services sought affect the level of services we provide to our customers. Most of our specimen collections and paramedical examinations are performed by our network of approximately 5,500 paramedical examiners at the applicant's home or workplace. We also offer paramedical examinations through approximately 600 of our patient service centers, and operate approximately 80 locations other than patient service centers in North America where we provide paramedical examinations, bringing the total number of sites in North America where we can provide these examinations to approximately 680. We also contract with third parties to coordinate providing these exams at more than 350 additional locations globally.

Diagnostic Products.

Focus Diagnostics and Celera develop and manufacture products that enable healthcare professionals to make healthcare diagnoses, including products for testing for the professional market. We offer these products in the United States and, through distributors, in other countries.

Focus Diagnostics develops, manufactures and markets diagnostic products which can be performed on a variety of instrument platforms. Focus Diagnostics' product lines include Simplexa® molecular chemistries with a focus on infectious disease and hospital-acquired infections, HerpeSelect® HSV serology, and a line of DxSelectTM IFA and ELISA products for testing for emerging infectious diseases. Focus Diagnostics maintains an exclusive global distribution agreement with 3M Corporation to bring real-time polymerase chain reaction products to the market using Simplexa® molecular chemistries and the 3MTM Integrated Cycler, a compact bench-top instrument. Focus Diagnostics strives to be the first company to provide diagnostic solutions for emerging infectious diseases. Its past accomplishments include assays for West Nile Virus, SARS and Influenza A H1N1. Focus Diagnostics sells its diagnostic products to large academic medical centers, hospitals and commercial laboratories.

Celera offers a number of market-leading high complexity molecular diagnostic products in segments such as HIV-1 drug resistance testing (under the ViroSeq® brand), reproductive genetics and transplantation (under the AtriaTM and AlleleSeqr® brands). Celera products are sold to a broad spectrum of customers.

Healthcare Information Technology.

We provide interoperable technologies that help healthcare organizations and physicians enter, share and access clinical information without costly information technology implementation or significant workflow disruption.

Our Care360® EHR product allows physicians to generate a complete record of a clinical patient encounter, automates and streamlines the clinician's workflow, and allows for rapid deployment and implementation with minimal workflow disruption. The solution allows doctors to electronically create, manage and distribute patient encounter notes, including vital signs and progress notes. It captures lab and radiology results, provides clinical decision support tools and allows doctors to send secure messages and clinical information to other practitioners and secure, Web-based laboratory results to their patients' personal health records.

ChartMaxx® is our electronic document management system for hospitals. Clients have contracted for its use at over 185 sites nationwide.

Non-Commercial, Development State Drug Assets

As a result of its 2011 acquisition of Celera, the Company also has an interest in non-commercial, development state drug assets. The Company is evaluating options with respect to these interests.
We have an agreement with Merck & Co., Inc. ("Merck") under which Merck has a license to our intellectual property for the development of, among other things, small molecule inhibitors of cathepsin K. This agreement was entered into by a predecessor of Celera that Celera acquired in November 2001. Under the agreement, we are entitled to receive future milestone payments based on development progress for each potential product under the agreement. We are also entitled to receive single digit royalty payments from the sale of drugs, if any, resulting from the program. This drug development program entered Phase III clinical trials in September 2007 and Merck has disclosed its intent to file a New Drug Application in 2014. We do not control the development activities conducted by Merck. Merck may not successfully develop or commercialize any compounds covered by the agreement and may not obtain needed regulatory approvals, and we may not receive any further payments under this agreement.

The Company may be entitled to milestone payments associated with the small molecule drug discovery and development programs sold by Celera to Pharmacyclics, Inc. in 2006. These programs are for the treatment of cancer and other diseases, including programs that target histone deactylase, Factor VIIa, and B cell tyrosine kinases involved in immune function. In addition, we will be entitled to royalty payments in the single digits based on annual sales of any drugs, other than ibrutinib, commercialized from the three programs, if any. We have not received any royalty payments related to these programs. In 2013, we sold the rights to royalties in respect of ibrutinib, a drug candidate that is an inhibitor of the enzyme Bruton's tyrosine kinase, for $485 million. In late 2013, the FDA announced approval of ibrutinib to treat patients with mantle cell lymphoma.

We have no direct control over the amount or timing of resources devoted to any of these programs. The programs may never meet the specified milestones or the programs may be terminated, and therefore may never generate milestone payments. Also, even if some milestones are met, there is no assurance that these programs will result in any product sales that would generate royalty payments to us.

 Our small molecule program agreements will remain in effect for as long as any royalties are payable under the respective agreements. The obligation to pay royalties generally coincides with the life of the underlying patents. Each of the third parties with which we have agreements are required to use commercially reasonable efforts to develop a therapeutic product and to pay us amounts due under the terms of the agreements, including milestone and/or royalty payments, promptly after the amounts become payable. These agreements generally are terminable upon an uncured material breach of the agreement by either party. In addition, Merck may terminate its agreement with us for any reason upon advance written notice, but would lose its license from us and would not be able to commercialize any product under the license.

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

Demographics. As the population continues to grow and age, the burden of chronic diseases and unmet diagnostic needs may increase the demand for diagnostic information service.

Prevention and wellness. We believe that the value of detection, prevention, wellness and personalized care now is well recognized. Consumers, employers, health plans and government agencies increasingly focus on helping the healthy stay healthy, detecting symptoms among those at risk and providing preventive care that helps avoid disease. Physicians increasingly rely on diagnostic information services to help identify risk for a disease, to detect the symptoms of disease earlier, to aid in the choice of therapeutic regimen, to monitor patient compliance and to evaluate treatment results. There is increased focus on a disease-oriented approach to diagnostics, treatment and management. Physicians, consumers and payers increasingly recognize the value of diagnostic information services as a means to improve health and reduce the overall cost of healthcare through early detection, prevention and treatment. Federal healthcare reform legislation adopted in 2010 contained provisions eliminating patient cost-sharing for preventive services, and additional provisions that we believe will increase the number of patients that have health insurance, including Medicaid, and thus better access to diagnostic testing.

Science and technology advances. Medical advances allow for more accurate and earlier diagnosis and treatment of diseases. Continuing advances in genomics and proteomics are expected to yield new, more sophisticated and specialized diagnostic tests. These advances also are spurring interest in and demand for personalized or tailored medicine, which relies on diagnostic and prognostic testing. Pharmacogenomic testing increasingly is used as a parameter to help speed drug approval processes and to better focus therapy based on patient and tumor-specific genetic markers. Demand also is growing toward comprehensive care management solutions that serve patients, payers and practitioners by improving access to patient data, increasing patient participation in care management, reducing medical errors and improving clinical outcomes. There is increasing focus on interconnectivity, and electronic medical records and patient health records continue to grow.

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

Reimbursement pressure. There is a strong focus in the United States on controlling the overall cost of healthcare. Healthcare market participants, including governments, are focusing on controlling costs, including potentially by changing reimbursement for healthcare services (including but not limited to a shift from fee for service to capitation), revising test coding, changing medical coverage policies (e.g., healthcare benefits design), pre-authorization of lab testing, requiring co-pays, introducing lab spend management utilities and payment and patient care innovations such as accountable care organizations and patient-centered medical homes. While pressure to control healthcare costs poses a risk to our Company, it creates an opportunity for increased utilization of testing as an efficient means to manage the total cost of healthcare. We believe that it also creates greater opportunities for low-cost providers, like our Company, as compared to other providers.

Healthcare utilization. In the past few years, growth in healthcare utilization in the United States has slowed. There may be many factors contributing to this result, including sluggish employment growth, under-employment in the work force, patients delaying medical care and increased patient financial responsibility for medical care.

Legislative, regulatory and policy environment. Government oversight of and attention to the healthcare industry in the United States is significant and increasing; healthcare payment reform is a top issue. The FDA has announced several regulatory and guidance initiatives that may impact the clinical laboratory testing business, including by increasing regulation of laboratory-developed tests ("LDTs") and analyte specific reagents. Federal healthcare reform legislation adopted in 2010 has created significant uncertainty as healthcare markets react to potential and impending changes. For example, states may opt out of Medicaid expansion and employers may discontinue offering group health insurance to their employees, shifting more people to exchange products.

Globalization. There is a growing demand for healthcare services in emerging market countries. Opportunities are arising to participate in the restructuring or growth of the healthcare systems outside the United States. Additionally, our customers are establishing positions outside the United States. Demographic changes globally also may create opportunities.

Customers and Payers. We provide diagnostic information services to a broad range of customers, including physicians, hospitals, IDNs, patients and employers. In many cases, the customer that orders the services is not responsible to pay for them. Depending on the billing arrangement and applicable law, the payer may be the patient or a third party; in some cases, patients may bear responsibility for a portion of the payment. Examples of potential third-party payers include health insurance plans, self-insured employer benefit funds, accountable care organizations, patient-centered medical homes, the traditional Medicare or Medicaid program, physicians or others (e.g., a hospital, another laboratory or an employer). In light of health care reform, there is increased market activity regarding alternative payment models, including bundled payment models.

Health plans. Health plans, including managed care organizations and other health insurance providers, typically reimburse us as a contracted provider on behalf of their members for diagnostic information services performed. Reimbursement from our five largest health plans totaled less than 20%, and no one health plan accounted for 10%, of our consolidated net revenues in 2013.

Health plans typically negotiate directly or indirectly with a number of diagnostic information services providers, and represent approximately one-half of our total clinical testing volumes and one-half of our net revenues from diagnostic information services. The trend of consolidation among health plans has continued. In certain locations, health plans may delegate to independent physician associations (“IPAs”) or other alternative delivery systems (e.g., physician hospital organizations, accountable care organizations and patient centered medical homes) the ability to negotiate for diagnostic information services on behalf of certain members.

Health plans and IPAs often require that diagnostic information services providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing such services through capitated payment arrangements and discounted fee-for-service arrangements. Under capitated payment arrangements, we provide services at a predetermined monthly reimbursement rate for each covered member, generally regardless of the number or cost of services provided by us. Health plans offer preferred provider organization (“PPO”) plans, point-of-service (“POS”) plans, consumer driven health plans (“CDHPs”), high deductible plans and other coverage programs. Reimbursement under these programs is typically negotiated on a fee-for-service basis. To the extent that plans and programs require greater levels of patient cost-sharing, this could negatively impact patient collection experience.

Most of our agreements with major health plans are non-exclusive arrangements. Certain health plans have limited their diagnostics information services network to only a single national provider, seeking to obtain improved pricing. Health plans also are narrowing their provider networks.

We also sometimes are a member of a “complementary network.” A complementary network generally is a set of contractual arrangements that a third party will maintain with various providers that provide discounted fees for the benefit of its customers. A member of a health plan may choose to access a non-contracted provider that is a member of a complementary network; if so, the provider will be reimbursed at a rate negotiated by the complementary network.

We attempt to strengthen our relationships with health plans and increase the volume of our services for their members by offering to health plans services and programs that leverage our Company's expertise and resources, including our superior access, extensive test menu, medical staff, data, and wellness and disease management capabilities.

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

Hospitals may seek to leverage their relationships with community physicians by encouraging the physicians to send their outreach testing to the hospital's laboratory. In addition, hospitals that own physician practices may require the practices to refer testing to the hospital's affiliated laboratory. In recent years, there has been a trend of hospitals acquiring physician practices, and as a result, an increased percentage of physician practices are owned by hospitals. Increased hospital acquisitions of physician practices enhance physician ties to hospital-affiliated laboratories and may strengthen their competitive position. Hospitals can have greater leverage with health insurers than do commercial clinical laboratories, particularly hospitals that have a significant market share; hospitals thus have been frequently able to negotiate higher reimbursement rates with health insurance plans than commercial clinical laboratories for comparable clinical testing services. In light of continued pressure to reduce systemic healthcare costs, hospitals may change their approach to providing clinical testing services. We believe that our combination of services, including full-service, bi-coastal esoteric testing capabilities, medical and scientific professionals available for consultation, connectivity solutions, strong focus on quality and dedicated sales and service professionals has positioned us to be an attractive partner for hospitals, offering a full range of strategic relationships.

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

IDNs. An IDN is a network of providers and facilities working together in providing or arranging for the provision of healthcare. With the passage of 2010 federal healthcare reform legislation, IDNs are increasing in number and becoming more important constituents in delivering healthcare services. IDNs may exercise operational and financial control over providers across the continuum of care. IDNs also may function as a payer. Thus, IDNs may be able to manage the health of a population group within a defined geography, and also may be able to influence the cost and quality of healthcare delivery, for example through owned entities and through ancillary services. IDNs actively are considering bundled payment models for services that they are purchasing, like diagnostic information services. The impact of IDNs on the provision of healthcare services to date has varied. We are actively engaging with IDNs to demonstrate the value that our services can provide to them.

Employers. Employers use tests for drugs of abuse to determine an individual's employability and his or her “fitness for duty.” Companies with high employee turnover, safety conscious environments or regulatory testing requirements provide the highest volumes of testing. Factors such as the general economy and job market can impact the utilization of drugs-of-abuse testing. We seek to grow our employer volumes through offering new and innovative programs to help companies with their goal of maintaining a safe and productive workplace. We also offer employers our Blueprint for Wellness® program, providing wellness screening and analytic services to help employers and their employees manage healthcare costs and capitalize on trends in personalized health.

Other Laboratories and Other Customers. We also provide diagnostic information services to federal, state and local governmental agencies and to other commercial clinical laboratories. These customers are charged on a fee-for-service basis.

GENERAL

Competition. While there has been significant consolidation in the diagnostic information services industry in recent years, our industry remains fragmented and highly competitive. We primarily compete with three types of clinical testing providers: commercial clinical laboratories, hospital-affiliated laboratories and physician-office laboratories. We also compete with other providers, including anatomic pathology practices and large physician group practices. In recent years, competition from hospital-affiliated laboratories has increased. Our largest commercial clinical laboratory competitor is Laboratory Corporation of America Holdings, Inc. In addition, we compete with many smaller regional and local commercial clinical laboratories and specialized esoteric laboratories. In anatomic pathology, additional competitors include anatomic pathology practices, including those in academic institutions. In addition, there has been a trend among specialty physician practices to establish their own histology laboratory capabilities and/or bring pathologists into their practices, thereby reducing referrals from these practices.

We believe that healthcare providers traditionally consider a number of factors when selecting a diagnostic information services provider, including:

•	service capability and quality;

•	accuracy, timeliness and consistency in reporting test results;

•	patient insurance coverage;

•	number and type of tests performed;

•	pricing;

•	access to medical/scientific thought leaders for consultation;

•	number, convenience and geographic coverage of patient service centers;

•	reputation in the medical community;

•	healthcare information technology solutions;

•	qualifications of its staff; and

•	ability to develop new and useful tests and services.

We believe that offering the most attractive service offering in the industry, including the most comprehensive test menu, innovative test and information technology offerings, a superior customer experience, a staff including medical and scientific experts, strong quality and unparalleled access and distribution, provides us with a competitive advantage.

We believe that large diagnostic information services providers may be able to increase their share of the overall diagnostic information services industry due to their large networks and lower cost structures. These advantages should enable larger providers to more effectively serve customers, including members of large health plans. In addition, we believe that consolidation in the diagnostic information services industry will continue. However, a significant portion of clinical testing is likely to continue to be performed by hospitals, which generally have affiliations with community physicians that refer testing to us. As a result of these affiliations, we compete against hospital-affiliated laboratories primarily on the basis of service capability and quality as well as pricing. In addition, market activity may increase the competitive environment. For example, health plan actions to exclude large national providers from contracts may enhance the relative competitive position of regional providers. In addition, increased hospital acquisitions of physician practices enhance the ties of the physicians to hospital-affiliated laboratories, enhancing the competitive position of hospital-affiliated laboratories.

The diagnostic information services industry is faced with changing technology and new product introductions. Competitors may compete using advanced technology, including technology that enables more convenient or cost-effective testing. Competitors also may offer testing to be performed outside of a commercial clinical laboratory, such as (1) point-of-care testing that can be performed by physicians in their offices; (2) complex testing that can be performed by hospitals in their own laboratories; and (3) home testing that can be carried out without requiring the services of outside providers.

The diagnostic products, life insurance risk assessment services, clinical trials and healthcare information technology industries are highly competitive. We have many competitors, some of which have much more extensive experience in these industries and some of which have greater resources. We compete in the diagnostic products industry through unique and differentiated products. We compete in the life insurance risk assessment services business by seeking to provide a superior applicant experience, faster services completion and a wider array of integrated services of the highest quality than our competitors. We compete in the clinical trials business by leveraging our strengths as the world's leading diagnostic testing company, including the depth and breadth of our testing menu, our superior scientific expertise, our ability to support complex global clinical trials and our lab management and information technology solutions. We compete in the healthcare information technology industry by offering solutions that foster better patient care and improve performance for healthcare institutions, patients and physician practices, particularly smaller and medium sized physician practices.

Sales and Marketing. Our Diagnostic Information Services business has a unified commercial organization focused on the sale and downstream marketing of most of our services. It coordinates closely with our clinical franchise organizations, which are responsible for upstream marketing. The commercial organization is centrally led, and is organized regionally, in conjunction with our operations organization, to ensure aligned delivery for our customers. The commercial organization also is organized to support our clinical franchise organizations. We maintain a separate sales and marketing organization for our employer drugs-of-abuse testing business.

In Diagnostic Solutions, we maintain sales forces devoted to each of our businesses. We have sales organizations that focus on selling diagnostic products and our healthcare information technology solutions. We also have dedicated sales teams that focus on selling risk assessment services in the life insurance industry and clinical trials services.

Information Technology. We use information systems extensively in virtually all aspects of our business, including clinical testing, test reporting, billing, customer service, logistics and management of medical data. We endeavor to establish systems that create value and efficiencies for our Company and customers. The successful delivery of our services depends, in part, on the continued and uninterrupted performance of our information technology systems. We have taken precautionary measures to prevent problems that could affect our information technology systems.

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

Quality Assurance. In our diagnostic information services business, our goal is to continually improve the processes for collection, handling, storage and transportation of patient specimens, as well as the precision and accuracy of analysis and result reporting. Our quality assurance efforts focus on pre-analytic, analytic and post-analytic processes, including positive patient identification of specimens, report accuracy, proficiency testing, reference range relevance, process audits, statistical process control and personnel training for all of our laboratories and patient service centers. We also focus on the licensing, credentialing, training and competence of our professional and technical staff. We have implemented a specimen tracking system with global positioning system capabilities that enables us to better track specimens. To help achieve our goal of becoming recognized as the undisputed quality leader in the diagnostics information services industry, we continue to implement initiatives to enhance our quality and standardization, using our best-in-class business performance tools. In addition, some of our laboratories have achieved International Organization for Standardization, or ISO, certification for their quality management systems.

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

We participate in external proficiency testing and have accreditation or licenses for our clinical laboratory operations from various regulatory agencies or accrediting organizations, such as the Centers for Medicare and Medicaid Services (“CMS”), the College of American Pathologists (“CAP”) and certain states. All of our laboratories participate in various external quality surveillance programs. They include, but are not limited to, proficiency testing programs administered by CAP, as well as some state agencies. CAP is an independent, nongovernmental organization of board-certified pathologists approved by CMS to inspect clinical laboratories to determine compliance with the standards required by the Clinical Laboratory Improvement Act ("CLIA"). CAP offers an accreditation program to which clinical laboratories may voluntarily subscribe. All of our major regional and esoteric laboratories, including our facility in India, and most of our rapid response laboratories, are accredited by CAP. Accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program. Also, all of our cytotechnologists and pathologists participate in an individual proficiency testing program.

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

Our approach is to manage our intellectual property assets, to safeguard them and to maximize their value to our enterprise. We actively defend our important intellectual property assets and pursue protection of our products, processes and other intellectual property where possible.

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

Employees. At December 31, 2013, we employed approximately 41,000 people. This total excludes employees of the joint ventures where we do not have a majority ownership interest. We have no collective bargaining agreements with unions covering employees in the United States, and we believe that our overall relations with our employees are good.

BILLING AND REIMBURSEMENT

Billing. We generally bill for diagnostic information services on a fee-for-service basis under one of two types of fee schedules. These fees may be negotiated or discounted. The types of fee schedules are:

•	“Client” fees charged to physicians, hospitals and institutions for which services are performed on a wholesale basis and which are billed on a monthly basis.

•	“Patient” fees charged to individual patients and certain third-party payers on a claim-by-claim basis.

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

We believe that most of our bad debt expense is primarily the result of missing or incorrect billing information on requisitions and Advance Beneficiary Notices received from healthcare providers and the failure of patients to pay the portion of the receivable that is their responsibility. Increased patient responsibility and deteriorating economic conditions may adversely impact our bad debt expense. In general, due to the nature of our business, we perform the requested testing and report test results regardless of whether the billing information is correct or complete. We subsequently attempt to contact the healthcare provider or patient to obtain any missing information and to rectify incorrect billing information. Missing or incorrect information on requisitions complicates and slows down the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable and bad debt expense. The increased use of electronic ordering reduces the incidence of missing or incorrect information.

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

With regard to the clinical testing services performed on behalf of Medicare beneficiaries, we must bill the Medicare program directly and must accept the local Medicare carrier's fee schedule amount for covered services as payment in full. In addition, state Medicaid programs are prohibited from paying more (and in most instances, pay significantly less) than Medicare. Currently, Medicare does not require the beneficiary to pay a co-payment for diagnostic information services reimbursed under the Clinical Laboratory Fee Schedule, but generally does require a patient deductible for anatomic pathology services. Certain Medicaid programs require Medicaid recipients to pay co-payment amounts for diagnostic information services.

Part B of the Medicare program contains fee schedule payment methodologies for clinical testing services performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. The Medicare Clinical Laboratory Fee Schedule for 2014 is decreased by .75% from 2013 levels. In addition, reimbursement under the Medicare Clinical Laboratory Fee Schedule continues to be reduced by 2% as a result of federal government sequestration. CMS implemented changes in the Medicare Physician Fee Schedule effective January 1, 2014 that are expected to reduce reimbursement for tissue biopsy, immunohistochemistry and other services. In December 2013, Congress delayed by three months a potential decrease of approximately 24% in the Medicare Physician Fee Schedule that otherwise would have become effective on January 1, 2014. The following table sets forth the percentage of our consolidated net revenues reimbursed under Medicare attributable to the clinical testing and physician fee schedules in 2013.

Medicare Part B Reimbursements	% of our 2013 Consolidated Net Revenues

Clinical Laboratory Fee Schedule	12%
Physician Fee Schedule	2%

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

Historically, most Medicare and Medicaid beneficiaries were covered under the traditional Medicare and Medicaid programs administered by the federal government. Reimbursement from traditional Medicare and Medicaid programs represented approximately 18% of our consolidated net revenues during 2013. Over the last several years, the federal government has continued to expand its contracts with private health insurance plans for Medicare beneficiaries and has encouraged such beneficiaries to switch from the traditional programs to the private programs, called “Medicare Advantage” programs. There has been growth of health insurance providers offering Medicare Advantage programs and of beneficiary enrollment in these programs. In recent years, in an effort to control costs, states also have mandated that Medicaid beneficiaries enroll in private managed care arrangements.

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

CLIA and State Clinical Laboratory Licensing. All of our laboratories and, where applicable, patient service centers, are licensed and accredited as required by the appropriate federal and state agencies. CLIA regulates virtually all clinical laboratories by requiring that they be certified by the federal government and comply with various technical, operational, personnel and quality requirements intended to ensure that the services provided are accurate, reliable and timely. The cost of CLIA compliance makes it cost prohibitive for many physicians to operate clinical laboratories in their offices.

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

FDA. The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the United States. The FDA also regulates clinical trials (and, therefore, may conduct inspections related to testing that we perform for sponsors of those trials), drugs-of-abuse testing for employers, testing for blood bank purposes and testing of donors of human cells for purposes such as in vitro fertilization. A number of esoteric tests we develop internally are offered as LDTs. The FDA has claimed regulatory authority over all LDTs, but has exercised enforcement discretion with regard to most LDTs performed by high complexity CLIA-certified laboratories. The FDA has announced several regulatory and guidance initiatives that may impact the clinical laboratory testing business, including by increasing regulation of LDTs, analyte specific reagents and products labeled "Research Use Only" or "Investigate Use Only" used in laboratories. These initiatives could have a significant impact on our business. The regulatory approach adopted by the FDA may lead to an increased regulatory burden on our Company. The approach may hinder our ability to develop and market new products or services, cause an increase in the cost of our products or services, delay our ability to introduce new tests or hinder our ability to perform testing. The approach also may result in increased product cost, a delay in obtaining needed supplies or, if a manufacturer withdraws its products from the market, an inability to obtain needed supplies. These matters could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

Our diagnostic products businesses are subject to regulation by the FDA, as well as by foreign governmental agencies, including countries within the European Union who have adopted the Directive on In Vitro Diagnostic Medical Devices (“IVDD”). These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing, distribution and post-market surveillance of diagnostic products. Prior to commercially marketing or selling most diagnostic products in the United States, we are required to secure clearance or approval from the FDA. Similarly, we may need to obtain a license or certification such as a CE mark (obtainable where the manufacturer certifies that the device conforms to the regulatory and quality requirements for the device) in order to sell diagnostic products outside of the United States. Compliance with the IVDD allows us to market in Europe once we obtain a CE mark. Following the introduction of a diagnostic product into the market, the FDA and non-U.S. agencies engage in periodic inspections and reviews of the manufacturing processes and product performance. Compliance with these regulatory controls can affect the time and cost associated with the development, introduction and continued availability of new products. These agencies possess the authority to take various administrative and legal actions against us for non-compliance, such as fines, product suspensions, submission of warning letters, recalls, product seizures, injunctions and other civil and criminal sanctions.

Environmental, Health and Safety. We are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, the U.S. Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating specifically to workplace safety for healthcare employers in the U.S. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, such as HIV and hepatitis B and C, including preventing or minimizing any exposure through needle stick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the U.S. Postal Service and the International Air Transport Association. We generally use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials and contractually require them to comply with applicable laws and regulations.

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

Privacy and Security of Health and Personal Information. We are required to comply with laws and regulations in the United States (at the federal and state levels) and jurisdictions outside the United States in which we conduct business, including the European Union, India and Mexico, regarding protecting the security and privacy of certain healthcare and personal information. These privacy and security laws include the federal Health Insurance Portability and Accountability Act, as amended, and the regulations thereunder (collectively, “HIPAA”). The HIPAA security regulations establish requirements for safeguarding protected health information. The HIPAA privacy regulations establish comprehensive federal standards regarding the uses and disclosures of protected health information. Together, these laws and regulations establish a complex regulatory framework on a variety of subjects, provide for penalties for non-compliance, and may require a healthcare provider to notify individuals or the government if the provider discovers certain breaches of personal information or protected health information. We maintain policies and practices designed to meet applicable requirements.

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

Compliance. We seek to conduct our business in compliance with all applicable laws and regulations. Many of the laws and regulations applicable to us, however, including many of those relating to billing, reimbursement of tests and relationships with physicians and hospitals, are vague or indefinite or have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. The applicability or interpretation of laws and regulations also may not be clear in light of emerging changes in clinical testing science and healthcare technology. Such occurrences, regardless of their outcome, could, among other things:

•
increase our operating costs including but not limited to those costs associated with providing diagnostic information services or manufacturing or distributing products, and administrative requirements related to billing;

•	decrease the amount of reimbursement related to diagnostic information services performed;

•	damage our reputation; and/or

•	adversely affect important business relationships with third parties.

If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, fines, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third-party claims, all of which could have a material adverse effect on our business. Certain federal and state statutes, regulations and other laws, including the qui tam provisions of federal and state false claims acts, allow private individuals to bring lawsuits against healthcare companies on behalf of government payers, private payers and/or patients alleging inappropriate billing practices.

The federal or state governments may bring claims based on our current practices, which we believe are lawful. The federal and state governments have substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs. We believe that, based on our experience with settlements and public announcements by various government officials, federal and state governments continue to strengthen their enforcement efforts against perceived healthcare fraud. In addition, legislative provisions relating to healthcare fraud and abuse provide government enforcement personnel substantially increased funding, powers, penalties and remedies to pursue suspected cases of fraud and abuse.

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

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document that we file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10:00 am to 3:00 pm. Please call the SEC at 1-800-SEC-0330 for information regarding the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Quest Diagnostics) file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC's internet site, www.sec.gov.

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

We have a corporate governance webpage. You can access information regarding our corporate governance at www.QuestDiagnostics.com/governance. We post the following on our corporate governance webpage:

•	Directors

•	Management

•	Code of Business Ethics

•	Integrity Commitment

•	Values

•	Corporate Governance Guidelines

•	Charters for the following committees of our Board of Directors: Audit and Finance; Compensation; Executive; Governance; and Quality, Safety and Compliance

•	Certificate of Incorporation

•	Bylaws

•	Corporate Political Contributions Policy

EXECUTIVE OFFICERS OF THE COMPANY

The following persons serve as executive officers of the Company.

Stephen H. Rusckowski (56) is President and Chief Executive Officer. Prior to joining the Company in May 2012, since October 2006, he was Chief Executive Officer of Philips Healthcare, the largest unit of Royal Philips Electronics, and a member of the Board of Management of Royal Philips Electronics and its Executive Committee. Previously, he was CEO of the Imaging Systems business within Royal Phillips Electronics. Before joining Philips in 2001, Mr. Rusckowski held numerous management positions with the healthcare division of Hewlett-Packard/Agilent Technologies. Mr. Rusckowski has been a director of the Company since May 2012.

Jon R. Cohen, M.D. (59) is Senior Vice President and Chief Medical Officer. Dr. Cohen joined the company in March 2009 and serves as Chief Medical Officer. From May 2011 to January 2013, he also had responsibility for Hospital Services. In January 2013, Dr. Cohen assumed responsibility for cancer diagnostic, pathology services, sports diagnostics and laboratory professional services. In February 2014, he also assumed responsibility for our clinical trials business. He served as the Senior Adviser to New York Governor David Patterson from 2008 to 2009, where he was responsible for all policy and strategic planning. From 2007 to 2008, Dr. Cohen was a managing director, health industries advisory services at PricewaterhouseCoopers LLP. Prior to that, he spent 21 years with North Shore-Long Island Jewish Health System, one of the nation's largest not-for-profit health systems, including serving as its Chief Medical Officer from 2000 to 2006.

Everett V. Cunningham (47) is Senior Vice President, Commercial. Mr. Cunningham is responsible for the commercial organization for the Company's Diagnostic Information Services business. Mr. Cunningham joined the Company in October 2012. Previously, Mr. Cunningham was with Pfizer, Inc., where he served in a series of sales and leadership and general management roles for 21 years. From June 2011 to October 2012, he served as Regional President, Established Products, Asia. From 2009 to 2011, Mr. Cunningham served as Regional President, West Business Unit, Primary Care. From 2007 to 2009, he served as Vice President, Human Resources, Corporate Groups. From 2003 to 2007, Mr. Cunningham was Vice President, Sales, U.S. Pharmaceuticals, Pain and Musculoskeletal Division.

James E. Davis (51) has been Senior Vice President, Operations since February 2014.  He is responsible for operations for the Company's Diagnostic Information Services business, and for our diagnostic products business.  He joined Quest Diagnostics in April 2013 as Senior Vice President, Diagnostics Solutions, with responsibility for the Company’s healthcare IT, insurer services, clinical trials, diagnostic products and employer solutions businesses.  Prior to joining Quest Diagnostics, from March 2012 to April 2013, Mr. Davis served as Lead Director, and then as Chief Executive Officer, of InSightec, Inc., a medical device company that designs and develops ultrasound ablation devices that are guided by magnetic resonance imaging systems. Previously, Mr. Davis held a number of senior positions in General Electric’s healthcare business, including from 2007 to 2012 as Vice President and General Manager of GE Healthcare’s magnetic resonance imaging business. Prior to joining GE Healthcare, Mr. Davis held leadership positions in GE’s aviation business and led the development of strategic and operational improvement initiatives for clients of McKinsey & Company, Inc.

Catherine T. Doherty (51) is Senior Vice President, Clinical Franchises. She is responsible for overseeing the development of clinical franchise solutions in the areas of cardiovascular, infectious disease and immunology, neurology, prescription drug monitoring and toxicology, women's health and general wellness, as well as enterprise-wide strategic marketing and business development. In February 2014, Ms. Doherty assumed responsibility for our employer solutions, healthcare information technology and life insurer services businesses. From May 2011 to December 2012, she served as Senior Vice President, Physician Services. From 2008 through May 2011, Ms. Doherty served as Vice President, Hospital Services. Prior to 2008, Ms. Doherty held a variety of positions of increasing responsibility since joining the Company in 1990, including Vice President, Office of the Chairman; Vice President, Finance and Administration for the Hospital business; Vice President, Communications and Investor Relations; and Chief Accounting Officer.

Mark J. Guinan (52) is Senior Vice President and Chief Financial Officer. He joined the Company in July 2013. From 2010 until joining Quest Diagnostics in 2013, Mr. Guinan served as Chief Financial Officer for Hill-Rom Holdings Inc., a manufacturer and provider of medical technologies and related services for the health care industry. Previously, he had served in a number of finance and operations roles in a long career at Johnson & Johnson including 2009 to 2010 as Vice President, Chief Procurement Officer, and 2005 to 2009 as Vice President, Group Finance Pharmaceuticals. Before joining Johnson and Johnson in 1997, he held a number of financial roles at Procter & Gamble.

Michael E. Prevoznik (52) is Senior Vice President and General Counsel. Mr. Prevoznik joined the Company as Vice President and General Counsel in August 1999. In 2003, he assumed responsibility for governmental affairs. From 1999 until April 2009, Mr. Prevoznik also had responsibility for the Company's Compliance Department. Since April 2011, in addition to serving as General Counsel, Mr. Prevoznik has had management responsibility for the Company's diagnostic information services activities outside the U.S. In addition, from April 2011 to January 2013, Mr. Prevoznik had management responsibility for the Company's clinical trials business. Prior to joining the Company, Mr. Prevoznik served in positions of increasing responsibility within the compliance organization at SmithKline Beecham, most recently as Vice President, Compliance, with responsibility for coordinating all SmithKline Beecham compliance activities worldwide.

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

Government oversight of and attention to the healthcare industry in the United States is significant and increasing. In March 2010, U.S. federal legislation was enacted to reform healthcare. The legislation provides for reductions in the Medicare clinical laboratory fee schedule of 1.75% for five years beginning in 2011 and also includes a productivity adjustment that reduces the CPI market basket update beginning in 2011. The legislation imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories. The legislation establishes the Independent Payment Advisory Board, which will be responsible, beginning in 2014, annually to submit proposals aimed at reducing Medicare cost growth while preserving quality. These proposals automatically will be implemented unless Congress enacts alternative proposals that achieve the same savings targets. Further, the legislation calls for a Center for Medicare and Medicaid Innovation that will examine alternative payment methodologies and conduct demonstration programs. The legislation provides for extensive health insurance reforms, including the elimination of pre-existing condition exclusions and other limitations on coverage, fixed percentages on medical loss ratios, expansion in Medicaid and other programs, employer mandates, individual mandates, creation of state and regional health insurance exchanges, and tax subsidies for individuals to help cover the cost of individual insurance coverage. The legislation also permits the establishment of accountable care organizations. While the ultimate impact of the legislation on the healthcare industry is unknown, it is likely to be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

The clinical testing business is highly competitive, and if we fail to provide an appropriately priced level of service or otherwise fail to compete effectively it could have a material adverse effect on our revenues and profitability.

The clinical testing business remains a fragmented and highly competitive industry. We primarily compete with three types of clinical testing providers: other commercial clinical laboratories, hospital-affiliated laboratories and physician-office laboratories. We also compete with other providers, including anatomic pathology practices and large physician group practices. Hospitals generally maintain on-site laboratories to perform testing on their patients (inpatient or outpatient). In addition, many hospitals compete with commercial clinical laboratories for outreach (non-hospital patients) testing. Hospitals may seek to leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital's laboratory. In addition, hospitals that own physician practices may require the practices to refer testing to the hospital's laboratory. In recent years, there has been a trend of hospitals acquiring physician practices, and as a result, an increased percentage of physician practices are owned by hospitals. As a result of this affiliation between hospitals and community physicians, we compete against hospital-affiliated laboratories primarily based on quality and scope of service as well as pricing. Increased hospital acquisitions of physician practices enhance physician ties to hospital-affiliated laboratories and may strengthen their competitive position. Our failure to provide a broad test menu or services or pricing superior to hospital-affiliated laboratories and other laboratories could have a material adverse effect on our business.

The diagnostic information services industry also is faced with changing technology and new product introductions. Competitors may compete using advanced technology, including technology that enables more convenient or cost-effective testing. Competitors also may offer testing to be performed outside of a commercial clinical laboratory, such as (1) point-of-care testing that can be performed by physicians in their offices; (2) complex testing that can be performed by hospitals in their own laboratories; and (3) home testing that can be carried out without requiring the services of outside providers.

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

In addition, over the last several years, the federal government has continued to expand its contracts with private health insurance plans for Medicare beneficiaries, called “Medicare Advantage” programs, and has encouraged such beneficiaries to switch from the traditional programs to the private programs. There has been continued growth of health insurance plans offering Medicare Advantage programs, and of beneficiary enrollment in these programs. Also in recent years, states have mandated that Medicaid beneficiaries enroll in private managed care arrangements. Recently, state budget pressures have encouraged states to consider several courses of action that may impact our business, such as delaying payments, reducing reimbursement, restricting coverage eligibility, service coverage restrictions and imposing taxes on our services.

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

In 2014, CMS will begin a five-year review of 1,250 codes on the Medicare Clinical Laboratory Fee Schedule to adjust payment beginning in January 2015 to reflect technological changes that have occurred since the Clinical Laboratory Fee Schedule was implemented.

The American Medical Association CPT® Editorial Panel is continuing its process of establishing analyte specific billing codes to replace codes that describe procedures used in performing molecular testing. The adoption of analyte specific codes will allow payers to better determine tests being performed. This could lead to limited coverage decisions or payment denials.     Medicare contractors and Medicaid programs continue to implement the new codes and issue coverage and payment decisions. Payment levels for many new codes remain largely unresolved.

We expect efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services will continue. These efforts, including changes in law or regulations, may have a material adverse impact on our business.

Third parties, including health plans, have taken steps to control the utilization and reimbursement of health services, including clinical testing services.

We also face efforts by non-governmental third-party payers, including health plans, to reduce utilization and reimbursement for clinical testing services. For example, in light of health care reform, there is increased market activity regarding alternative payment models, including bundled payment models.

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

The American Medical Association CPT® Editorial Panel is continuing its process of establishing analyte specific billing codes to replace codes that describe procedures used in performing molecular testing. The adoption of analyte specific codes will allow payers to better determine tests being performed. This could lead to limited coverage decisions or payment denials.     Commercial health plans continue to implement the new codes and issue coverage and payment decisions. Payment levels for many new codes remain largely unresolved.

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

In November 2012, we announced a new strategic plan for our Company. The success of our new strategy is subject to both the risks affecting our business generally and the inherent difficulty associated with implementing our new strategies and is dependent upon the skills, experience and efforts of our management and other employees and our success with third parties. Restructuring activities involve risks, significant costs and potential liabilities. Among the risks are the following: disruption of our business or distraction of our employees and management; customer attrition; difficulty recruiting, hiring, motivating and retaining talented and skilled personnel; increased stock price volatility and changes to our stock price that may be unrelated to our current results of operations; and executing the strategy in a timely or efficient manner. There is no assurance that we will be able to successfully implement these strategic initiatives or that implementation of changes will result in benefits or cost savings at the levels that we anticipate or at all.

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

These laws and regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. We may not be able to maintain, renew or secure required permits, licenses or any other regulatory approvals needed to operate our business or commercialize our products. If we fail to comply with applicable laws and regulations, or if we fail to maintain, renew or obtain necessary permits, licenses and approvals, we could suffer civil and criminal penalties, fines, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third-party claims. If any of the foregoing were to occur, our reputation could be damaged, important business relationships with third parties could be adversely affected and it could have a material adverse effect on our business.

We regularly receive requests for information, and occasionally subpoenas, from governmental authorities. We also are subject from time to time to qui tam claims brought by former employees or other “whistleblowers.” The federal and state governments continue to strengthen their scrutiny and enforcement efforts against perceived healthcare fraud. Legislative provisions relating to healthcare fraud and abuse provide government enforcement personnel substantially increased funding, powers, penalties and remedies to pursue suspected cases of fraud and abuse. In addition, the government has substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed for our products and services, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs. Regardless of merit or eventual outcome, these types of investigations and related litigation can result in:

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

The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the United States. A number of esoteric tests we develop internally are offered as LDTs. The FDA has claimed regulatory authority over all LDTs, but has exercised enforcement discretion with regard to most LDTs performed by high complexity CLIA-certified laboratories. The FDA has announced several regulatory and guidance initiatives that may impact the clinical laboratory testing business, including by increasing regulation of LDTs, analyte specific reagents and products labeled "Research Use Only" or "Investigate Use Only" used in laboratories. These initiatives could have a significant impact on our business. The regulatory approach adopted by the FDA may lead to an increased regulatory burden on our Company. The approach may hinder our ability to develop and market new products or services, cause an increase in the cost of our products or services, delay our ability to introduce new tests or hinder our ability to perform testing. The approach also may result in increased product cost, a delay in obtaining needed supplies or, if a manufacturer withdraws its products from the market, an inability to obtain needed supplies. These matters could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

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

Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and bad debt expense. We believe that much of our bad debt expense in recent years is attributable to the lack of, or inaccurate, billing information (in addition to the failure of patients to pay the portion of the receivable that is their responsibility). Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows. Failure to comply with applicable laws relating to billing government healthcare programs could lead to various penalties, including: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could have a material adverse effect on our results of operations or cash flows.

Attacks on our information technology systems, or failure in these systems, including failures resulting from our systems conversions, could disrupt our operations and cause the loss of confidential information, customers and business opportunities.

IT systems are used extensively in virtually all aspects of our business, including clinical testing, test reporting, billing, customer service, logistics and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. IT systems may be vulnerable to damage, disruptions and shutdown from a variety of sources, including telecommunications or network failures, human acts and natural disasters. Moreover, despite the security measures we have implemented, our IT systems may be subject to physical or electronic intrusions, computer viruses, unauthorized tampering and similar disruptive problems. We have taken precautionary measures to prevent unanticipated problems that could affect our IT systems. Our information technology systems from time to time have experienced minor attacks, minor viruses, attempted intrusions or similar problems, like other major companies, but each was mitigated, and none materially disrupted, interrupted, damaged or shutdown the Company's information technology systems, materially disrupted the Company's performance of its business or, to the Company's knowledge, resulted in material unauthorized access to data.

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

Failure to develop, or acquire licenses for, new tests, technology and services could negatively impact our testing volume and revenues.

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

The diagnostic information services industry is faced with changing technology and new product introductions, including technology that enables more convenient or cost-effective testing. Competitors also may offer testing to be performed outside of a commercial clinical laboratory, such as (1) point-of-care testing that can be performed by physicians in their offices; (2) complex testing that can be performed by hospitals in their own laboratories; and (3) home testing that can be carried out without requiring the services of outside providers. Advances in technology also may lead to the need for less frequent testing. Further, diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed by patients in their homes; test kit manufacturers could seek to increase sales to patients of such test kits. Development of such technology and its use by our customers would reduce the demand for our laboratory-based testing services and negatively impact our revenues.

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

As of December 31, 2013, we had approximately $3.3 billion of debt outstanding. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available. Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. We have obtained ratings on our debt from Standard and Poor's, Moody's Investor Services and Fitch Ratings. There can be no assurance that any rating so assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if in that rating agency's judgment future circumstances relating to the basis of the rating, such as adverse changes in our Company or our industry, so warrant. If such ratings are lowered, the borrowing costs on our senior unsecured revolving credit facility and secured receivables facility could increase. Changes in our credit ratings, however, do not require repayment or acceleration of any of our debt.

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

Our people are a critical resource. The supply of qualified personnel may be limited and competition for qualified employees is strong. If we were to lose, or to fail to attract and retain, key management personnel, or qualified skilled technical or professional employees at our clinical laboratories or research centers, our earnings and revenues could be adversely affected. In addition, if we were to fail to attract and retain skilled pathologists, particularly those with subspecialties, with positive relationships with their respective local medical communities, our earnings and revenues could be adversely affected.

Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our diagnostic information services and in the design, manufacture and marketing of our products could adversely affect the results of our operations and adversely impact our reputation.

The provision of diagnostic information services and the design, manufacture and marketing of diagnostic products involve certain inherent risks. The services that we provide and the products that we design, manufacture and market are intended to provide information for healthcare providers in providing patient care. Therefore, users of our services may have a greater sensitivity to errors than the users of services or products that are intended for other purposes.

Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks related to the use of the products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by governmental authorities) and could result, in certain cases, in the removal of a product from the market. Any recall could result in significant costs as well as negative publicity that could reduce demand for our products. Personal injuries relating to the use of our products can also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals.

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

Although we conduct most of our business in the United States, our international operations increase our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include without limitation:

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

CMS has adopted a new coding set for diagnosis, commonly known as ICD-10, which significantly expands the coding set for diagnoses. The new coding set is currently required to be implemented by October 1, 2014. If we do not adequately implement the new coding set, our business could be adversely impacted. In addition, if as a result of the new coding set physicians fail to provide appropriate codes for desired tests, we may not be reimbursed for such tests.

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

Commercial health plans, Medicare contractors and Medicaid programs continue to implement the new codes and issue coverage and payment decisions. Payment levels for many new codes remain largely unresolved. If reimbursement levels for the new codes do not recognize the value of the molecular genetic testing we perform, our revenues and earnings could be adversely impacted.

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

Our operations may be adversely impacted by the effects of trends in the utilization of the healthcare system in the United States. Trends in the utilization of the U.S. healthcare system can be influenced by such factors as unemployment, under-employed workers, decisions to delay medical care and increased patient financial responsibility for medical care. Declining utilization of the U.S. healthcare system may result in a decline in the number of patients who seek clinical testing services. These matters could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

The failure to successfully commercialize our development state drug assets may have a material adverse effect on our business and results of operations.
As a result of our 2011 acquisition of Celera, we have an interest in non-commercial, development state drug assets, including through a license agreement with Merck & Co. Inc. and small molecule drug discovery and development programs sold by Celera to Pharmacyclics Inc. in 2006. We are entitled to receive milestone payments based on development progress for each potential product and royalty payments from the sale of products, if any, resulting from these programs. However, we have no direct control over the amount or timing of resources devoted to developing or commercializing potential products. Developing and commercializing new products includes inherent risks and uncertainties. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, difficulty or excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or the infringement of the patents or intellectual property of others. As a result, we cannot state with certainty when or whether any products under development will be launched or whether any products will be commercially successful. In addition, even if some milestones are met, there is no assurance that any programs will result in any product sales that would generate royalty payments to us.

If we fail to comply with the requirements of our Corporate Integrity Agreement, we could be subject to suspension or termination from participation in federal healthcare programs and substantial monetary penalties.

As part of a settlement with the U.S. Department of Justice and other federal government agencies, in April 2009 we entered into a five-year Corporate Integrity Agreement with the U.S. Department of Health and Human Services Office of Inspector General. If we fail to comply with our obligations under the Corporate Integrity Agreement, which expires in April 2014, we could be suspended or terminated from participating in certain federal healthcare programs and subject to substantial monetary penalties.

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

(f)
The impact upon our testing volume and collected revenue or general or administrative expenses resulting from our compliance with Medicare and Medicaid administrative policies and requirements of third-party payers. These include:

(1)    the requirements of Medicare carriers to provide diagnosis codes for many commonly ordered tests (and the transition to a new coding set) and the possibility that third-party payers will increasingly adopt similar requirements;

(2)	inability to obtain from patients a valid advance beneficiary notice form for tests that cannot be billed without prior receipt of the form;

(3)	increased challenges in operating as a non-contracted provider with respect to health plans;

(4)	the impact of additional or expanded limited coverage policies and limits on the allowable number of test units; and

(5)	the impact of increased prior authorization programs for clinical testing.

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

(k)	Inability to achieve expected benefits from our acquisitions of other businesses.

(l)	Inability to achieve additional benefits from our business performance tools and efficiency initiatives.

(m)	Adverse publicity and news coverage about the clinical testing industry or us.

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

(o)
Development of technologies that substantially alter the practice of clinical testing, including technology changes that lead to the development of more convenient or cost-effective testing, or testing to be performed outside of a commercial clinical laboratory, such as (1) point-of-care testing that can be performed by physicians in their offices, (2) esoteric testing that can be performed by hospitals in their own laboratories or (3) home testing that can be carried out without requiring the services of clinical laboratories.

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

(w)	Difficulties and uncertainties in the discovery, development, regulatory environment and/or marketing of new services or tests or new uses of existing tests.

(x)
Failure to comply with the requirements of our Corporate Integrity Agreement that could subject us to suspension or termination from participation in federal healthcare programs and substantial monetary penalties.

(y)	Failure to adapt to changes in the healthcare system and healthcare delivery stemming from the 2010 federal healthcare reform legislation.

(z)	Results and consequences of governmental inquiries.
(aa) Trends in utilization of the healthcare system.
(bb) Increased patient financial responsibility for services.
(cc) Difficulty in implementing, or lack of success with, our new strategic plan.

(dd)	Inability to adapt to diverse and dynamic non-U.S. markets.

Item 1B. Unresolved Staff Comments

There are no unresolved SEC comments that require disclosure.

Item 2. Properties

Our executive offices are located in Madison, New Jersey. We maintain clinical testing laboratories throughout the continental United States; in several instances a joint venture of which we are a partner maintains the laboratory. We also maintain offices, data centers, billing centers, call centers, distribution centers, patient service centers and a clinical trials testing laboratory at locations throughout the United States. In addition, we maintain offices, patient service centers and clinical laboratories in locations outside the United States, including in Puerto Rico, Mexico, the United Kingdom, India and Ireland. Our properties that are not owned are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe that, in general, our facilities are suitable and adequate for our current and anticipated future levels of operation and are adequately maintained. We believe that if we were unable to renew a lease on any of our facilities, we could find alternative space at competitive market rates and relocate our operations to such new location without material disruption to our business. Several of our principal facilities are highlighted below.

Location	Leased or Owned
Sacramento, California (laboratory)	Leased
West Hills, California (laboratory)	Leased
San Juan Capistrano, California (laboratory)	Owned
Tampa, Florida (laboratory)	Owned
Atlanta, Georgia (laboratory)	Owned
Chicago, Illinois (2) (laboratories)	One owned, one leased
Baltimore, Maryland (laboratory)	Owned
Teterboro, New Jersey (laboratory)	Owned
Philadelphia, Pennsylvania (laboratory)	Leased
Norristown, Pennsylvania (offices)	Leased
Dallas, Texas (laboratory)	Leased
Chantilly, Virginia (laboratory)	Leased
Lenexa, Kansas (laboratory)	Owned

Item 3. Legal Proceedings

See Note 18 to the Consolidated Financial Statements (Part II, Item 8 of this Report) for information regarding legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the symbol “DGX.” As of February 1, 2014, we had approximately 3,300 record holders of our common stock; we believe that the number of beneficial holders of our common stock exceeds the number of record holders. The following table sets forth, for the periods indicated, the high and low sales price per share as reported on the New York Stock Exchange Consolidated Tape and dividend information.

	Common Stock Market Price		Dividends Declared
	High	Low
2012
First Quarter	$61.49	$55.37	$0.17
Second Quarter	62.32	53.25	0.17
Third Quarter	63.98	56.84	0.17
Fourth Quarter	64.87	55.98	0.30

2013
First Quarter	$61.95	$55.16	$0.30
Second Quarter	63.40	55.26	0.30
Third Quarter	62.82	56.81	0.30
Fourth Quarter	64.10	52.50	0.30

We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth. We currently expect that comparable cash dividends will continue to be paid in the future and we believe that the dividend can grow over time.

In January 2014, we declared a common stock dividend of $0.33 per common share, payable in April 2014.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of 2013.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2013 – October 31, 2013
Share Repurchase Program (A)	—	$—	—	$940,959	(D)
Employee Transactions (B)	1,680	$60.84	N/A	N/A
November 1, 2013 – November 30, 2013
Share Repurchase Program (A)	—	$—	—	$940,959	(D)
Employee Transactions (B)	143	$62.40	N/A	N/A
December 1, 2013 – December 31, 2013
Share Repurchase Program (A)(C)	1,888,527	$59.58	1,888,527	$828,444	(D)
Employee Transactions (B)	9,558	$54.89	N/A	N/A
Total
Share Repurchase Program (A)(C)	1,888,527	$59.58	1,888,527	$828,444	(D)
Employee Transactions (B)	11,381	$55.86	N/A	N/A

(A)
Since the share repurchase program's inception in May 2003, our Board of Directors has authorized $6.5 billion of share repurchases of our common stock through December 31, 2013. The share repurchase authority has no set expiration or termination date.

(B)
Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options (granted under the Company's Amended and Restated Employee Long-Term Incentive Plan and its Amended and Restated Director Long-Term Incentive Plan, collectively the “Stock Compensation Plans”) who exercised options; and (2) shares withheld (under the terms of grants under the Stock Compensation Plans) to offset tax withholding obligations that occur upon the delivery of outstanding common shares underlying restricted share units and performance share units.

(C)
Includes the reclassification of $70 million from additional paid-in capital to treasury stock and the final delivery of 1.1 million shares associated with the completion of the September 2013 accelerated share repurchase agreement ("ASR"). See Note 15 to the consolidated financial statements for further information regarding the ASR.

(D)
In August 2013, the Board of Directors of the Company authorized the Company to repurchase an additional $1.0 billion of the Company's common stock, bringing the total amount that the Company was authorized to repurchase to $1.3 billion at that time.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on Quest Diagnostics' common stock since December 31, 2008 based on the market price of the Company's common stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the Standard & Poor's 500 Stock Index and the S&P 500 Healthcare Equipment & Services Index.

	Closing DGX Price	Total Shareholder Return			Performance Graph Values
Date		DGX	S&P 500	S&P 500 H.C.	DGX	S&P 500	S&P 500 H.C.
12/31/2009	$60.38	17.22%	26.46%	32.65%	$117.22	$126.46	$132.65
12/31/2010	$53.97	(9.93)%	15.06%	4.31%	$105.58	$145.51	$138.37
12/30/2011	$58.06	8.33%	2.11%	7.21%	$114.37	$148.59	$148.34
12/31/2012	$58.27	1.49%	16.00%	15.02%	$116.08	$172.37	$170.63
12/31/2013	$53.54	(6.24)%	32.39%	35.05%	$108.83	$228.19	$230.44

Item 6. Selected Financial Data

See page 43.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See page 47.

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

Management's Report on Internal Control Over Financial Reporting

See page 68.

Changes in Internal Control

During the fourth quarter of 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding the Company's executive officers is contained in Part I, Item 1 of this Report under “Executive Officers of the Company.” Information regarding the directors and executive officers of the Company appearing in our Proxy Statement to be filed by April 30, 2014 (“Proxy Statement”) under the captions “Proposal No. 1 - Election of Directors,” “Information about our Corporate Governance - Director Independence,” “Information about our Corporate Governance - Board Committees,” and “Information about our Corporate Governance - Audit and Finance Committee” and "Additional Information Regarding Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference herein.

Item 11. Executive Compensation

Information appearing in our Proxy Statement under the captions “2013 Director Compensation Table,” “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Report of the Compensation Committee” is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders' Matters

Information regarding security ownership of certain beneficial owners and management appearing in our Proxy Statement under the captions “Stock Ownership Information” and "Additional Information Regarding Executive Compensation - Equity Compensation Plan Information" is incorporated by reference herein.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report.

1.	Index to financial statements and supplementary data filed as part of this Report.

2.	Financial Statement Schedule.

Item	Page
Schedule II - Valuation Accounts and Reserves	F- 52

3.	Exhibits

An exhibit index has been filed as part of this Report beginning on page E-1 and is incorporated herein by reference.

(b)	Exhibits filed as part of this Report.

An exhibit index has been filed as part of this Report beginning on page E-1 and is incorporated herein by reference.

(c)	None.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2014.

QUEST DIAGNOSTICS INCORPORATED
(Registrant)

By:	/s/Stephen H. Rusckowski
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 17, 2014.

Signature	Capacity
/s/Stephen H. Rusckowski Stephen H. Rusckowski	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/Mark J. Guinan Mark J. Guinan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/Thomas F. Bongiorno Thomas F. Bongiorno	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/John C. Baldwin, M.D. John C. Baldwin, M.D.	Director

/s/Jenne K. Britell, Ph.D. Jenne K. Britell, Ph.D.	Director

/s/William F. Buehler William F. Buehler	Director

/s/Timothy L. Main Timothy L. Main	Director

/s/Gary M. Pfeiffer Gary M. Pfeiffer	Director

/s/Timothy M. Ring Timothy M. Ring	Director

/s/Daniel C. Stanzione, Ph.D. Daniel C. Stanzione, Ph.D.	Chairman of the Board

/s/Gail R. Wilensky, Ph.D. Gail R. Wilensky, Ph.D.	Director

/s/John B. Ziegler John B. Ziegler	Director

SELECTED HISTORICAL FINANCIAL DATA OF OUR COMPANY

The following table summarizes selected historical financial data of our Company and our subsidiaries at the dates and for each of the periods presented. We derived the selected historical financial data for the years 2009 through 2013 from the audited consolidated financial statements of our Company. During the fourth quarter of 2012, we sold our OralDNA salivary diagnostics business, and committed to a plan to sell our HemoCue diagnostic products business. In February 2013, we entered into an agreement to sell HemoCue. The sale of HemoCue was completed in April 2013. During the third quarter of 2006, we completed the wind down of NID, a test kit manufacturing subsidiary. As a result, the operations for HemoCue, OralDNA and NID have been classified as discontinued operations. At December 31, 2012, the assets and liabilities of HemoCue have been reported as held for sale in the accompanying consolidated balance sheets included in this Annual Report on Form 10-K. The selected historical financial data presented below has been recast to report the results of HemoCue and OralDNA as discontinued operations for all periods presented. The selected historical financial data is only a summary and should be read together with the audited consolidated financial statements and related notes of our Company and management's discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013		2012		2011		2010		2009
	(dollars in millions, except per share data)
Operations Data:	(a)		(b)		(c)
Net revenues	$7,146		$7,383		$7,392		$7,260		$7,360
Operating income	1,475	(d)	1,201	(e)	987	(f)	1,284	(g)	1,344	(h)

Income from continuing operations	848		666		494	(i)	745	(j)	748	(k)
Income (loss) from discontinued operations, net of taxes	35	(l)	(74)	(m)	12		12		18
Net income	883		592		506		757		766
Less: Net income attributable to noncontrolling interests	34		36		35		36		37
Net income attributable to Quest Diagnostics	$849		$556		$471		$721		$729

Amounts attributable to Quest Diagnostics' stockholders:
Income from continuing operations	$814		$630		$459		$709		$711
Income (loss) from discontinued operations, net of taxes	35		(74)		12		12		18
Net income	$849		$556		$471		$721		$729

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in millions, except per share data)
Earnings per share attributable to Quest Diagnostics' common stockholders - basic:	(a)	(b)	(c)
Income from continuing operations	$5.35	$3.96	$2.88	$4.01	$3.81
Income (loss) from discontinued operations	0.23	(0.47)	0.07	0.07	0.10
Net income	$5.58	$3.49	$2.95	$4.08	$3.91

Earnings per share attributable to Quest Diagnostics' common stockholders - diluted:
Income from continuing operations	$5.31	$3.92	$2.85	$3.98	$3.77
Income (loss) from discontinued operations	0.23	(0.46)	0.07	0.07	0.10
Net income	$5.54	$3.46	$2.92	$4.05	$3.87

Dividends per common share	$1.20	$0.81	$0.47	$0.40	$0.40

	Year Ended December 31,
	2013		2012		2011		2010		2009
	(dollars in millions, except per share data)
Balance Sheet Data (at end of year):	(a)		(b)		(c)
Cash and cash equivalents	$187		$296		$165		$449		$534
Total assets	8,948		9,284		9,313		8,527		8,564
Long-term debt	3,120		3,354		3,371		2,641		2,937
Total debt	3,332		3,364		4,025		2,990		3,107

Other Data:
Net cash provided by operating activities	$652	(n)	$1,187	(o)	$895	(p)	$1,118	(q)	$997	(r)
Net cash provided by (used in) investing activities	328	(s)	(217)		(1,243)		(217)		(196)
Net cash (used in) provided by financing activities	(1,106)		(822)		64		(986)		(521)
Capital expenditures	231		182		161		205		167
Purchases of treasury stock	1,037		200		935		750		500

(a)
On January 2, 2013, we completed the acquisition of the clinical outreach and anatomic pathology businesses of UMass Memorial Medical Center ("UMass"). On May 15, 2013, we completed the acquisition of the toxicology and clinical laboratory business of Advanced Toxicology Network ("ATN") from Concentra, a subsidiary of Humana Inc. On June 22, 2013, we completed the acquisition of certain lab-related clinical outreach service operations of Dignity Health ("Dignity"), a hospital system in California. On October 7, 2013, we completed the acquisition of ConVerge Diagnostic Services, LLC ("ConVerge"), a leading full-service laboratory providing clinical, cytology and anatomic pathology testing services to patients, physicians and hospitals in New England. Consolidated operating results for 2013 include the results of operations of UMass, ATN, Dignity and ConVerge subsequent to the closing of the applicable acquisition. See Note 5 to the consolidated financial statements.

(b)
On January 6, 2012, we completed the acquisition of S.E.D. Medical Laboratories ("S.E.D.") from Lovelace Health System. Consolidated operating results for 2012 include the results of operations of S.E.D. subsequent to the closing of the acquisition. See Note 5 to the consolidated financial statements.

(c)
On April 4, 2011, we completed the acquisition of Athena Diagnostics (“Athena”). On May 17, 2011, we completed the acquisition of Celera Corporation (“Celera”). Consolidated operating results for 2011 include the results of operations of Athena and Celera subsequent to the closing of the applicable acquisition. See Note 5 to the consolidated financial statements.

(d)
Operating income includes pre-tax charges of $115 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business. In addition, operating income includes a pre-tax gain on sale of royalty rights of $474 and the pre-tax loss of $40 million associated with the sale of the Enterix. For further details regarding the sale of royalty rights and Enterix, see Note 6 to the consolidated financial statements.

(e)
Operating income includes $106 million of pre-tax charges incurred in conjunction with further restructuring and integrating our business. Results for 2012 also include pre-tax charges of $10 million, principally representing severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of our prior CEO. In addition, we estimate that the impact of severe weather during the fourth quarter of 2012 adversely affected operating income for 2012 by approximately $16 million.

(f)
Operating income includes a pre-tax charge to earnings in the first quarter of 2011 of $236 million which represented the cost to resolve a previously disclosed civil lawsuit brought by a California competitor in which the State of California intervened (the “California Lawsuit”) (see Note 18 to the consolidated financial statements). Also includes $52 million of pre-tax charges incurred in conjunction with further restructuring and integrating our business, consisting of $42 million of pre-tax charges principally associated with workforce reductions, with the remainder principally professional fees. Results for 2011 also include $17 million of pre-tax transaction costs, primarily related to professional fees, associated with the acquisitions of Athena and Celera (see Note 5 to the consolidated financial statements). In addition, operating income includes pre-tax charges of $6 million, principally representing severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of our prior CEO. In addition, we estimate that the impact of severe weather during the first quarter of 2011 adversely affected operating income for 2011 by $19 million.

(g)
Operating income includes $27 million of costs principally associated with workforce reductions and $10 million of costs associated with the settlement of employment litigation. In addition, we estimate that the impact of severe weather during the first quarter of 2010 adversely affected operating income for 2010 by $14 million.

(h)	Operating income includes a $16 million gain associated with an insurance settlement for storm-related losses.

(i)
Includes $3 million of pre-tax financing related transaction costs associated with the acquisition of Celera, a $3 million pre-tax gain associated with the sale of an investment, and $18 million of discrete income tax benefits, primarily associated with certain state tax planning initiatives and the favorable resolution of certain tax contingencies.

(j)	Includes discrete income tax benefits of $22 million, primarily associated with favorable resolutions of certain tax contingencies.

(k)
Includes $20 million of pre-tax charges related to the early extinguishment of debt, primarily related to the June 2009 and November 2009 Debt Tender Offers and a $7 million pre-tax charge related to the write-off of an investment. Also includes $7 million of income tax benefits, primarily associated with certain discrete tax benefits.

(l)
Income (loss) from discontinued operations, net of taxes includes a gain of $14 million (including foreign currency translation adjustments, partially offset by income tax expense and transaction costs) associated with the sale of HemoCue. In addition, income (loss) from discontinued operations, net of taxes includes discrete tax benefits of $20 million associated with favorable resolution of certain tax contingencies related to our NID business. See Note 19 to the consolidated financial statements.

(m)
Includes related charges in discontinued operations for the asset impairment associated with HemoCue and the loss on sale associated with OralDNA totaling $86 million. Discontinued operations also includes a $8 million income tax expense related to the re-valuation of deferred tax assets associated with HemoCue and a $4 million income tax benefit related to the remeasurement of deferred taxes associated with HemoCue as a result of an enacted income tax rate change in Sweden. In February 2013, we entered into an agreement to sell HemoCue. The sale of HemoCue was completed in April 2013. See Note 19 to the consolidated financial statements for further details.

(n)
Includes income tax payments of $175 million associated with the sale of royalty rights. In addition, includes approximately $70 million of income tax payments which were deferred from the fourth quarter of 2012 under a program offered to companies whose principal place of business was in states most affected by Hurricane Sandy.

(o)
Includes receipts of $72 million from the termination of certain interest rate swap agreements and the deferral of approximately $70 million of income tax payments into the first quarter of 2013, which was offered to companies whose principal place of business was in states most affected by Hurricane Sandy.

(p)
Includes payments associated with the settlement of the California Lawsuit, restructuring and integration costs, and transaction costs associated with the acquisitions of Athena and Celera totaling $320 million, or $202 million net of an associated reduction in estimated tax payments.

(q)	Includes payments associated with restructuring and integration costs totaling $14 million, or $9 million net of an associated reduction in estimated tax payments.

(r)
Includes payments primarily made in the second quarter of 2009 totaling $314 million in connection with the NID settlement (see Note 19 to the consolidated financial statements), or $208 million net of an associated reduction in estimated tax payments.

(s)	Includes proceeds from the sale of the ibrutinib royalty rights of $474 million, net of transaction costs, as well as proceeds from the sales of HemoCue and Enterix of $296 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Company

Diagnostic Information Services

Quest Diagnostics is the world's leading provider of Diagnostic Information Services ("DIS") providing insights through clinical testing and related services that empower and enable patients, physicians, hospitals, IDNs, health plans, employers and others to make better healthcare decisions. Our DIS business makes up over 90% of our consolidated net revenues. We offer the broadest access in the United States to DIS through our nationwide network of laboratories and Company-owned patient service centers and we are the leading provider of clinical testing including routine testing, gene-based and esoteric testing, anatomic pathology services, and drugs-of-abuse testing, as well as related services and insights. We provide interpretive consultation throughout our organization, with the largest medical and scientific staff in the industry and hundreds of M.D.s and Ph.D.s, many of whom are recognized leaders in their fields.

The clinical testing that we perform is an essential element in the delivery of healthcare services. Physicians use clinical testing to assist in detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. The U.S. clinical testing industry consists of two segments. One segment, which we believe makes up approximately 40% of the total industry, includes testing done within hospitals, including both inpatient and outpatient testing. The second segment, which we believe makes up approximately 60% of the total industry, includes testing done outside of hospitals, including hospital outreach testing and testing done in commercial clinical laboratories, physician-office laboratories and other locations. Within the second segment, we believe that hospital outreach has been increasing share in the last few years. We believe that hospital-affiliated laboratories account for approximately 60% of the total industry, commercial clinical laboratories approximately one-third and physician-office laboratories and other locations account for the balance.

The clinical testing industry is subject to seasonal fluctuations in operating results and cash flows. Typically, testing volume declines during the summer months, year-end holiday periods and other major holidays, reducing net revenues and operating cash flows below annual averages. Testing volume is also subject to declines due to severe weather or other events, which can deter patients from having testing performed and which can vary in duration and severity from year to year. Additionally, orders for diagnostic testing generated from physician offices, hospitals and employers can be affected by factors such as changes in the United States economy, which affect the number of unemployed and uninsured, and design changes in healthcare plans, which affect the number of physician office and hospital visits.

Diagnostic Solutions

Our Diagnostic Solutions ("DS") business, which represents the balance of our revenues, is comprised of our risk assessment services, clinical trials testing, diagnostic products and healthcare information technology businesses. Through our DS businesses, we offer a variety of solutions for insurers, healthcare providers and others. We are the leading provider of risk assessment services for the life insurance industry. We also are a leading provider of testing for clinical trials. In addition, we offer healthcare organizations and clinicians robust information technology solutions and diagnostic products, including test kits.

2013 Highlights

Our 2013 performance was impacted by a softer market than we expected entering the year, and our efforts to restore growth are taking longer than expected. Healthcare utilization declined broadly in 2013 and the healthcare industry as a whole continues to face utilization headwinds which we believe will continue into 2014. This is supported by commentary from industry stakeholders, including hospitals, physicians, payers and suppliers. Additionally, the industry faces ongoing pressure on reimbursement, including: (1) reductions in Medicare payments; (2) cuts to the pathology codes on the Medicare physician fee schedule; (3) changes to Medicare fee schedules and coding requirements for molecular diagnostics; and (4) the effects of renewed commercial payer contracts.

Our total net revenues of $7.1 billion were 3.2% below the prior year. DIS revenues of $6.6 billion were 3.4% below the prior year. DIS volume increased 0.2% as compared to the prior year period, with acquisitions contributing 2.0% to our overall DIS volume. Excluding the impact of acquisitions, DIS volume was lower by 1.8%, which reflects lower than anticipated healthcare utilization. DIS revenue per requisition for the year ended December 31, 2013 decreased 3.6% from the prior year. The decrease in our DIS revenue per requisition is primarily associated with the Medicare fee schedule reductions, as well as certain commercial fee schedule changes, all of which went into effect at the beginning of the year. Revenue per requisition was also negatively impacted by a decrease in higher priced anatomic pathology testing and an increase in lower priced drugs-of-abuse testing, primarily driven by the impact of the Advanced Toxicology Network ("ATN") acquisition. DS revenues were down less than 1% as compared to the prior year. Income from continuing operations attributable to Quest Diagnostics' stockholders was $814 million for the year ended December 31, 2013. This increase over the prior year is principally due to the after-tax gain of $298 million related to the sale of future royalty rights of ibrutinib ("Ibrutinib Sale") and was partially offset by a $40 million loss on sale associated with Enterix, our colorectal cancer screening test business ("Enterix"). Earnings per diluted share from continuing operations was $5.31 for the year ended December 31, 2013. This increase over the prior year period is primarily due to the Ibrutinib Sale and the impact of common stock repurchases on our diluted share count, partially offset by lower operating income (excluding the Ibrutinib Sale) as a result of lower revenues.

Five-point Strategy

We have made good progress on the execution of our five-point strategy during 2013 as follows:

•
As part of our effort to restore growth, we acquired the clinical outreach and anatomic pathology businesses of UMass Memorial Medical Center ("UMass"); the toxicology and clinical laboratory business of ATN; certain lab-related clinical outreach service operations of Dignity Health ("Dignity"); and the operations of ConVerge Diagnostic Services, LLC ("ConVerge").

•
As part of the refocus on our DIS business we divested non-core assets such as our diagnostic point-of-care testing business ("HemoCue"), the ibrutinib royalty rights and Enterix for gross proceeds of approximately $800 million.

•
Our new clinical franchises organization is enabling us to focus on serving market needs and filling gaps in care resulting in many new service offerings, including BRCAvantage™, which is intended to significantly broaden patient and provider access to testing for the BRCA1 and BRCA2 gene mutations.

•
As part of our simplification of the organization to enable growth and productivity, we restructured our organization to eliminate silos in our core business, provided leadership in defined geographies, and eliminated three management layers and over 500 management positions within the organization. We created one commercial organization in our DIS business, that is centrally led and focused on local customer needs.

•	Our laboratory professional services team continues to expand its pipeline of hospitals and IDNs interested in working with us to improve outcomes and reduce costs.

•	Our cost excellence program, Invigorate, realized more than $250 million in savings this year.

•	We returned to investors a majority of our free cash flow and paid a quarterly common stock dividend of $0.30 per common share, which represents a 76% increase as compared to 2012.

•	We repurchased approximately $1 billion of our common stock as part of our stock repurchase program.

•	In January 2014, we announced that our Board of Directors authorized a 10% increase in the quarterly cash dividend for the first quarter of 2014 from $0.30 per common share to $0.33 per common share.

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

We are engaged in a multi-year program called Invigorate. The Invigorate program is intended to mitigate the impact of continued reimbursement pressures and labor and benefit cost increases, free up additional resources to invest in science, innovation and other growth initiatives and enable us to improve quality and operating profitability. As a result of our Invigorate program, we have delivered more than $250 million in realized savings in 2013. This has positioned us to exceed our $600 million goal in run rate savings by the end of 2014 and are now expecting run rate savings that will approach $700 million by the end of 2014, compared to 2011. We continue to target savings from the Invigorate program of $1 billion over time.

In connection with our Invigorate program, we launched multiple management restructuring initiatives aimed at driving operational excellence and restoring growth. These restructuring initiatives were primarily undertaken to eliminate multiple layers from the organization, migrate certain aspects of our support functions to an outsourcing model and optimize the use of our facilities and infrastructure. As of December 31, 2013, we recorded approximately $134 million of pre-tax employee separation costs and other restructuring related costs associated with these programs.

Our high-level estimated pre-tax charges expected to be incurred through 2014 have been updated in connection with our Invigorate program range from $230 million to $290 million and consist of $145 million to $165 million of employee separation costs; $35 million to $45 million of facility-related costs; $5 million to $15 million of asset impairment charges; and $45 million to $65 million of systems conversion and integration costs. Of the total estimated pre-tax charges expected to be incurred, we estimate that $225 million to $275 million are anticipated to result in cash expenditures. The actual charges incurred in connection with the multi-year course of action could be materially different from these estimates. As detailed plans to implement the multi-year course of action are approved and executed, it will result in charges to earnings. Through December 31, 2013, the cumulative charge recorded in connection with the Invigorate program was approximately $183 million.

For additional information on the Invigorate program and associated restructuring related costs, see Note 4 to the consolidated financial statements.

Outlook and Trends

The broad decline of healthcare utilization seen in 2013 is expected to continue in 2014. We are expecting a limited but positive impact from the Affordable Care Act ("ACA") due to the delay of the employer mandate, a reduction in the number of states that have decided to expand their Medicaid programs, and initial challenges related to the implementation of the insurance exchanges. Additionally, we continue to see an increase in the amount of cost sharing deployed through benefit design changes, which will put pressure on utilization. As a result, we believe the ACA will be neutral to slightly positive in 2014; but we still expect to see a bigger benefit over the long run beyond 2014. We expect that reimbursement will continue to decline 1-2% per year through 2015. This is due in part to the physician fee schedule reduction in January 2013 by CMS and the 0.75% reduction to the clinical laboratory fee schedule by CMS in January 2014.

We continue to believe that the industry will benefit from continued population growth and favorable demographics as baby boomers move into Medicare and live longer; esoteric testing will continue to grow as precision medicine drives demand for advanced esoteric tests; and more insured lives will gradually begin to enter the market each year under the ACA. Over the long term, we see significant opportunity in being a high quality, low cost provider of diagnostic information services, which are essential to healthcare delivery.

We remain committed to executing our five-point strategy and our top priority for 2014 is to restore growth. Our near-term investments in growth are likely to also include value-creating accretive acquisitions. Our recently announced agreement to acquire Solstas Lab Partners Group and its subsidiaries ("Solstas"), a full-service commercial laboratory based in Greensboro, North Carolina, is an example of this, and would strengthen our lab professional services organization. Additionally, we will continue to invest in science and innovation in the form of licensing, collaborations and internal development to grow esoteric testing and tools to support commercial excellence.

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

Part B of the Medicare program contains fee schedule payment methodologies for clinical testing services performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. The Medicare Clinical Laboratory Fee Schedule for 2014 is decreased by 0.75% from 2013 levels. In addition, reimbursement under the Medicare Clinical Laboratory Fee Schedule continues to be reduced by 2% as a result of federal government sequestration. CMS implemented changes in the Medicare Physician Fee Schedule effective January 1, 2014 that are expected to reduce reimbursement for tissue biopsy, immunohistochemistry and other services. In December 2013, Congress delayed by three months a potential decrease of approximately 24% in the Medicare Physician Fee Schedule that otherwise would have become effective on January 1, 2014. In 2013, approximately 12% of our consolidated revenues were reimbursed by Medicare under the Clinical Laboratory Fee Schedule and approximately 2% were reimbursed by Medicare under the Physician Fee Schedule.

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

The trend of consolidation among physicians, hospitals, employers, healthcare insurers and other intermediaries has continued, resulting in fewer but larger customers and payers with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. Healthcare insurers sometimes require that diagnostic testing service providers accept discounted fee structures or assume all or a portion of the utilization risk associated with providing testing services to certain members through capitated payment arrangements. Under these capitated payment arrangements, we and the healthcare insurers agree to a predetermined monthly reimbursement rate for each member enrolled in a restricted plan, generally regardless of the number or cost of services provided by us. In 2013, we derived approximately 12% of our testing volume and 4% of our DIS net revenues from capitated payment arrangements.

Most healthcare insurers also offer programs such as PPOs, POS plans, CDHPs, high deductible plans and other coverage programs. Most of our agreements with major health plans are non-exclusive arrangements. Certain health plans have limited their diagnostics information services network to only a single national provider, seeking to obtain improved pricing. Health plans also are narrowing their provider networks. To the extent that plans and programs require greater levels of patient cost-sharing, this could negatively impact patient collection experience.

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

We expect that reimbursements for the diagnostic testing industry will continue to remain under pressure. Today, the federal government and many state governments face serious budget deficits and healthcare spending is subject to reductions, and efforts to reduce reimbursements and stringent cost controls by government and other payers for existing tests may continue. However, we believe that as new tests are developed which either improve on the effectiveness of existing tests or provide new diagnostic capabilities, the government and other payers will add these tests as covered services, because of the importance of laboratory testing in assessing and managing the health of patients. We continue to emphasize the importance and the high value of laboratory testing with healthcare insurers and government payers at the federal and state level.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions and select accounting policies that affect our reported financial results and the disclosure of contingent assets and liabilities.

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for most of our business is generally straightforward, with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low-dollar transactions, and about one-half of our total costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments:

•	revenues and accounts receivable associated with DIS;

•	reserves for general and professional liability claims;

•	reserves for other legal proceedings;

•	accounting for and recoverability of goodwill; and

•	accounting for stock-based compensation expense.

Revenues and accounts receivable associated with DIS

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

We have a standardized approach to estimate and review the collectibility of our receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to revenues and allowances for doubtful accounts. We believe that most of our bad debt expense is primarily the result of missing or incorrect billing information on requisitions and the failure of patients to pay the portion of the receivable that is their responsibility. In addition, we regularly assess the state of our billing operations in order to identify issues, which may impact the collectibility of receivables or allowance estimates. We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we have implemented “best practices” to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. We believe that our collection and allowance estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material revisions to reserve estimates. Less than 5% of our net accounts receivable as of December 31, 2013 were outstanding more than 150 days.

The following table shows current estimates of the percentage of our total volume of requisitions and net revenues associated with our DIS business during 2013 applicable to each payer group:

% of
	% of	DIS
	Volume	Revenues
Healthcare Insurers	44% - 48%	48% - 52%
Government Payers	14% - 18%	17% - 21%
Client Payers	34% - 38%	26% - 30%
Patients	1% - 5%	1% - 5%

Healthcare insurers

Reimbursements from healthcare insurers represent approximately one-half of our DIS net revenues. Reimbursements from healthcare insurers are based on negotiated fee-for-service schedules and on capitated payment rates.

Receivables due from healthcare insurers represent approximately 26% of our DIS net accounts receivable as of December 31, 2013. Substantially all of the accounts receivable due from healthcare insurers represent amounts billed under negotiated fee-for-service arrangements. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Collection of such receivables is normally a function of providing complete and correct billing information to the healthcare insurers within the various filing deadlines. For healthcare insurers, collection typically occurs within 30 to 60 days of billing. Provided we have billed healthcare plans accurately with complete information prior to the established filing deadline, there has historically been little to no collection risk. If there has been a delay in billing, we determine if the amounts in question will likely go past the filing deadline, and if so, we will reserve accordingly for the billing.

Approximately 4% of our DIS net revenues for the year ended December 31, 2013 are reimbursed under capitated payment arrangements, in which case the healthcare insurers typically reimburse us in the same month services are performed, essentially giving rise to no outstanding accounts receivable at month-end. If any capitated payments are not received on a timely basis, we determine the cause and make a separate determination as to whether or not the collection of the amount from the healthcare insurer is at risk and, if so, would reserve accordingly.

Government payers

Payments for diagnostic testing services made by the government are based on fee schedules set by governmental authorities. Receivables due from government payers under the Medicare and Medicaid programs represent approximately 14% of our DIS net accounts receivable as of December 31, 2013. Collection of such receivables is normally a function of providing the complete and correct billing information within the various filing deadlines. Collection typically occurs within 30 days of billing. Our processes for billing, collecting and estimating uncollectible amounts for receivables due from government payers, as well as the risk of non-collection, are similar to those noted above for healthcare insurers under negotiated fee-for-service arrangements.

Client payers

Client payers include physicians, hospitals, employers and other commercial laboratories, and are billed based on a negotiated fee schedule. Receivables due from client payers represent approximately 40% of our DIS net accounts receivable as of December 31, 2013. Credit risk and ability to pay are more of a consideration for these payers than healthcare insurers and government payers. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increase. Our approach also considers specific account reviews, historical collection experience and other factors.

Patients

Patients are billed based on established patient fee schedules, subject to any limitations on fees negotiated with healthcare insurers or physicians on behalf of their patients. Receivables due from patients (including coinsurance responsibilities) represent approximately 20% of our DIS net accounts receivable as of December 31, 2013. Collection of receivables due from patients is subject to credit risk and ability of the patients to pay. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Patient receivables are generally fully reserved for when the related billing reaches 210 days outstanding. Balances are automatically written off when they are sent to collection agencies. Reserves are adjusted for estimated recoveries of amounts sent to collection agencies based on historical collection experience, which is regularly monitored.

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

Reserves for other legal proceedings

Our businesses are subject to or impacted by extensive and frequently changing laws and regulations, including inspections and audits by governmental agencies, in the United States (at both the federal and state levels) and the other jurisdictions in which we conduct business. Although we believe that we are in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency would not reach a different conclusion. Any noncompliance by us with applicable laws and regulations could have a material adverse effect on our results of operations. In addition, these laws and regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. We have, in the past, entered into several settlement agreements with various government and private payers relating to industry-wide billing and marketing practices that had been substantially discontinued. The federal or state governments may bring claims based on our current practices, which we believe are lawful. In addition, certain federal and state statutes, including the qui tam provisions of federal and state false claims acts, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers alleging inappropriate billing practices. We are aware of certain pending lawsuits including class action lawsuits, and have received several subpoenas related to billing practices. See Note 18 to the consolidated financial statements for a discussion of the various legal proceedings that involve the Company.

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

Accounting for and recoverability of goodwill

We evaluate the recoverability and measure the potential impairment of our goodwill annually, or more frequently, in the case of other events that indicate a potential impairment. The annual impairment test includes an option to perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying value prior to performing the two-step quantitative goodwill impairment test. We have identified the following reporting units for goodwill impairment testing:

•	DIS business;

•	Diagnostic Products business;

•	Risk Assessment Services business; and

•	Clinical Trials Testing business.

Certain reporting units have components that have been aggregated into a single reporting unit because they have similar economic characteristics, including similarities in financial performance, nature of products or services, nature of production processes and types of customers.

The quantitative impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The fair value of the reporting unit is based upon a discounted cash flows analysis that converts future cash flow amounts into a single discounted present value amount. This approach includes several unobservable inputs related to our own assumptions. The assumptions and estimates used in the discounted cash flows model are based upon the best available information in the circumstances and include a forecast of expected future cash flows, long-term growth rates, discount rates that are commensurate with economic risks, assumed income tax rates and estimates of capital expenditures and working capital. The fair values of the reporting units could be different if, for example, forecasted revenue growth rates, economic conditions, government regulations or actions by payers to control utilization of or reimbursement for health care services, turn out to be different than our assumptions or estimates. Changes in the assumed discount rates due to changes in interest rates could also affect the estimated fair values of the reporting units. We use a discount rate that considers a weighted average cost of capital plus an appropriate risk premium based upon the business being valued. Our analysis also considers publicly available information regarding the market capitalization of our Company, as well as (i) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (ii) comparable sales prices, if available. We believe our estimation methods are reasonable and reflect common valuation practices.

The first step in the two-step process screens for potential impairment and the second step measures the amount of the impairment, if any. As part of the first step to assess potential impairment, we compare our estimate of fair value for the reporting unit to the book value of the reporting unit. If the book value is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess.

On a quarterly basis, we perform a review of our business to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the Company and its goodwill. If such events or changes in circumstances were deemed to have occurred, we would perform an impairment test of goodwill as of the end of the quarter, consistent with the annual impairment test performed during the fourth quarter of our fiscal year ended December 31st, and record any noted impairment loss.

Based upon our most recent annual impairment test completed during the fourth quarter of the fiscal year ended December 31, 2013, we concluded that goodwill was not impaired.

At December 31, 2012, we classified the assets and liabilities of HemoCue as held for sale in the accompanying consolidated balance sheets. Prior to its classification as held for sale, HemoCue was an aggregated component within the Diagnostic Products reporting unit based upon its similar economic characteristics with other diagnostic products businesses in this reporting unit. In the fourth quarter of 2012, we received several offers to purchase HemoCue, and in February 2013, we entered into an agreement to sell HemoCue. The proposed consideration to be received indicated that the carrying value of HemoCue was in excess of its fair value. As a result, we re-assessed the fair value of the net assets of HemoCue and determined that the goodwill associated with this business was impaired and recorded a pre-tax impairment charge of $78 million in discontinued operations in December 2012.

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

Results of Operations

Basis of Presentation

Our DIS business currently represents our one reportable business segment. The DIS business for each of the three years ended December 31, 2013 accounted for more than 90% of net revenues from continuing operations. Our other operating segments consist of our DS businesses.

We completed the sale of our OralDNA salivary-diagnostics business ("OralDNA") during the fourth quarter of 2012. In addition, in December 2012, we committed to a plan to sell HemoCue and completed the sale of HemoCue in April 2013. The accompanying consolidated statements of operations and related disclosures have been recast to report the results of OralDNA and HemoCue as discontinued operations for all periods presented. Discontinued operations also include the operations of NID, a test kit manufacturing subsidiary, which was reported as a discontinued operation in 2006. See Note 19 for a further discussion of discontinued operations.

We completed the sale of Enterix in September 2013. The Enterix business has not been reclassified to discontinued operations due to the level of continuing involvement in the Enterix business subsequent to its sale. See Note 6 for a further discussion of the sale of Enterix.

The following table sets forth certain results of operations data for the periods presented:

	2013	2012	2011	2013 vs. 2012 Increase (Decrease)	2012 vs. 2011 Increase (Decrease)	2013 vs. 2012 % Increase (Decrease)	2012 vs. 2011 % Increase (Decrease)
	(dollars in millions, except per share amounts)

Net revenues:
DIS business	$6,587	$6,820	$6,812	$(233)	$8	(3.4)%	0.1%
DS businesses	559	563	580	(4)	(17)	(0.7)	(2.9)
Total net revenues	$7,146	$7,383	$7,392	$(237)	$(9)	(3.2)%	(0.1)%

Operating costs and expenses:
Cost of services	$4,326	$4,365	$4,363	$(39)	$2	(0.9)%	—%
Selling, general and administrative	1,704	1,745	1,743	(41)	2	(2.3)	0.1
Amortization of intangible assets	79	75	61	4	14	5.3	23.0
Gain on sale of royalty rights	(474)	—	—	(474)	—	N/A	N/A
Other operating expense(income), net	36	(3)	238	39	(241)	(1,300.0)	(101.3)
Total operating costs and expenses	$5,671	$6,182	$6,405	$(511)	$(223)	(8.3)%	(3.5)%

Operating income	$1,475	$1,201	$987	$274	$214	22.8%	21.7%

Other income (expense):
Interest expense, net	$(159)	$(165)	$(170)	$(6)	$(5)	(3.6)%	(2.9)%
Equity in earnings of equity method investees	24	26	29	(2)	(3)	(7.7)	(10.3)
Other income, net	8	6	3	2	3	33.3	100.0
Total non-operating expenses, net	$(127)	$(133)	$(138)	$(6)	$(5)	(4.5)%	(3.6)%

Income tax expense	$500	$402	$355	$98	$47	24.4%	13.2%
Effective income tax rate	37.1%	37.6%	41.8%	(0.5)%	(4.2)%	N/A	N/A

Income (loss) from discontinued operations, net of taxes	$35	$(74)	$12	$109	$(86)	(147.3)%	(716.7)%

Income from continuing operations attributable to Quest Diagnostics' stockholders	$814	$630	$459	$184	$171	29.2%	37.3%

Diluted earnings per common share from continuing operations attributable to Quest Diagnostics’ common stockholders	$5.31	$3.92	$2.85	$1.39	$1.07	35.5%	37.5%

The following table sets forth certain results of continuing operations data as a percentage of net revenues for the periods presented:

	2013	2012	2011

Net revenues:
DIS business	92.2%	92.4%	92.2%
DS businesses	7.8%	7.6%	7.8%
Total net revenues	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of services	60.5%	59.1%	59.0%
Selling, general and administrative	23.8	23.6	23.6
Amortization of intangible assets	1.1	1.0	0.8
Gain on sale of royalty rights	(6.6)	—	—
Other operating expense (income), net	0.6	—	3.2
Total operating costs and expenses	79.4%	83.7%	86.6%

Operating income	20.6%	16.3%	13.4%

Total non-operating expenses, net	1.8%	1.8%	1.9%

Income tax expense	7.0%	5.4%	4.8%

Continuing Operations

Results for the year ended December 31, 2013 were affected by certain items that impacted earnings per diluted share by $1.31. During the year ended December 31, 2013, we recorded a pre-tax gain of $474 million, or $1.95 per diluted share, associated with the Ibrutinib Sale; pre-tax charges of $115 million, or $0.47 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs and professional fees associated with further restructuring and integrating our business; and a pre-tax loss of $40 million, or $0.17 per diluted share, associated with the sale of Enterix.

Results for the year ended December 31, 2012 were affected by certain items that impacted earnings per diluted share by $0.44. During the year ended December 31, 2012, we incurred pre-tax charges of $106 million, or $0.40 per diluted share, primarily associated with workforce reductions and professional fees associated with further restructuring and integrating our business; and pre-tax charges of $10 million, or $0.04 per diluted share, principally associated with separation costs and accelerated vesting of certain equity awards in connection with the succession of our prior CEO.

Results for the year ended December 31, 2011 were affected by a number of items which impacted earnings per diluted share by $1.53. During the first quarter of 2011, we recorded the Medi-Cal pre-tax charge of $236 million, or $1.22 per diluted share, in other operating expense (income), net. In addition, results for the year ended December 31, 2011 included $52 million of pre-tax charges, or $0.20 per diluted share, incurred in conjunction with further restructuring and integrating our business consisting of $42 million of pre-tax charges, principally associated with workforce reductions, with the remainder principally professional fees. We also recorded fourth quarter pre-tax charges of $6 million, or $0.02 per diluted share, associated with severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of our prior CEO. Results for the year ended December 31, 2011 also included pre-tax transaction costs of $20 million, or $0.09 per diluted share, associated with the acquisitions of Athena and Celera. Of these costs, $17 million, primarily related to professional fees, were recorded in selling, general and administrative expenses and $3 million of financing related costs were included in interest expense, net.

Net Revenues

Net revenues for the year ended December 31, 2013 were 3.2% lower, as compared to the year ended December 31, 2012.

DIS revenue decreased by 3.4% for the year ended December 31, 2013, as compared to the year ended December 31, 2012. DIS volume, measured by the number of requisitions, increased 0.2% compared to the year ended December 31, 2012.
The acquisitions of certain operations of UMass, ATN, Dignity and ConVerge contributed approximately 2.0% to the DIS volume for the year ended December 31, 2013. Excluding the impact of these acquisitions, our underlying volume was approximately 1.8% below the prior year, which reflects lower than anticipated healthcare utilization. Drugs-of-abuse testing volume grew about 18% during the year ended December 31, 2013, which was primarily due to the ATN acquisition.

Revenue per requisition for the year ended December 31, 2013 decreased 3.6%, as compared to the year ended December 31, 2012. This decrease is primarily associated with a Medicare fee schedule reduction, including pathology reimbursement reductions and molecular diagnostics coding requirements, as well as certain commercial fee schedule changes, all of which went into effect at the beginning of the year. Revenue per requisition was also negatively impacted by a decrease in higher priced anatomic pathology testing and an increase in lower priced drugs-of-abuse testing, primarily driven by the impact of the ATN acquisition.

For the year ended December 31, 2013, combined revenues in our DS businesses decreased approximately 0.7%, as compared to the year ended December 31, 2012. The impact associated with the sale of Enterix contributed 0.4% to this decrease. The balance of this decrease is due to lower revenues in our clinical trials testing business, partially offset by increased revenues in our diagnostics products business.

Net revenues for the year ended December 31, 2012 were essentially unchanged, as compared to the year ended December 31, 2011.

DIS revenue increased 0.1% as compared to the year ended December 31, 2011. The impact of the acquisitions of Athena, Celera and S.E.D. contributed approximately 1.0% to DIS revenue. DIS volume, measured by the number of requisitions, increased 0.2%, as compared to the year ended December 31, 2011, with acquisitions contributing about 0.5%. Drugs-of-abuse testing volume grew about 6% during the year ended December 31, 2012.

Revenue per requisition for the year ended December 31, 2012 was essentially flat, as compared to the year ended December 31, 2011. Revenue per requisition continued to benefit from an increased mix in gene-based and esoteric testing, particularly from the impact of the acquired operations of Athena and Celera and an increase in the number of tests ordered per requisition. Offsetting these benefits were reimbursement changes, and business and payer mix changes including an increase in lower priced drugs-of-abuse testing, and a decrease in higher priced anatomic pathology testing.

For the year ended December 31, 2012, combined revenues in our DS businesses decreased by approximately 2.9%, as compared to the year ended December 31, 2011. This decrease was primarily due to a reduction in revenues within our clinical trials testing business, partially offset by increased revenues associated with our diagnostics products operations acquired as part of the Celera acquisition.

Total Operating Costs and Expenses

For the year ended December 31, 2013, total operating costs and expenses were $511 million lower, as compared to the year ended December 31, 2012, which was principally driven by the $474 million pre-tax gain recorded in operating expenses in 2013 associated with the Ibrutinib Sale. Additionally, the actions we have taken to reduce our cost structure under our Invigorate program have also contributed to this decrease and mitigated some of the earnings impact from the year over year revenue decrease. These savings were partially offset by inflation in salaries and wages, investments in our commercial organization to restore growth and a $40 million pre-tax loss on the sale of Enterix. Also impacting these savings were higher costs primarily associated with charges related to workforce reductions and professional fees incurred in connection with further restructuring and integrating our business. These pre-tax costs totaled $115 million ($43 million in cost of services and $72 million in selling, general and administrative expenses) and include $76 million of pre-tax restructuring related costs discussed in more detail in Note 4 to the consolidated financial statements.

The decrease in total operating expenses as a percentage of net revenues, as compared to the year ended December 31, 2012, is principally due to the Ibrutinib Sale recorded in 2013.

For the year ended December 31, 2012, total operating costs and expenses were $223 million lower, as compared to the year ended December 31, 2011, primarily due to the impact of the 2011 Medi-Cal charge and transaction costs associated with the acquisitions of Athena and Celera in 2011, and savings associated with our Invigorate program realized in 2012. This decrease was partially offset by higher costs associated with professional fees and workforce reductions associated with further restructuring and integrating our business, costs incurred in connection with the succession of our prior CEO and operating expenses associated with the acquired operations of Athena, Celera and S.E.D. Pre-tax restructuring and integration charges totaled $106 million ($52 million in cost of services and $54 million in selling, general and administrative expenses) in 2012 and include $61 million of restructuring related costs discussed in more detail in Note 4 to the consolidated financial statements. In addition, $10 million of pre-tax charges, associated with separation costs and accelerated vesting of certain equity awards in connection with the succession of our prior CEO, were recorded in selling, general and administrative expenses in 2012.

The decrease in total operating expenses as a percentage of net revenues compared to the prior year is principally due to the Medi-Cal charge recorded in 2011.

Results for the year ended December 31, 2011 included the Medi-Cal pre-tax charge of $236 million recorded in connection with the California Lawsuit. In addition, results for the year ended December 31, 2011 included $52 million of pre-tax charges incurred in conjunction with further restructuring and integrating our business consisting of $42 million of pre-tax charges, principally associated with workforce reductions, with the remainder principally professional fees. Of these costs, $22 million and $30 million were included in cost of services and selling, general and administrative expenses, respectively. In addition, $6 million of pre-tax charges, associated with severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of our prior CEO, were recorded in selling, general and administrative expenses in the fourth quarter of 2011. Selling, general and administrative expenses for the year ended December 31, 2011 also included $17 million of pre-tax transaction costs, primarily related to professional fees associated with the acquisitions of Athena and Celera.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens.

The decrease in cost of services for the year ended December 31, 2013, as compared to the year ended December 31, 2012, is primarily due to the impact of actions we have taken to reduce our cost structure under the Invigorate program and lower performance-based compensation, partially offset by increased costs related to our recent acquisitions.

The increase in cost of services as a percentage of net revenues for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily related to the decrease in net revenues in 2013.

Cost of services as a percentage of revenues for the year ended December 31, 2012 was essentially unchanged, as compared to the year ended December 31, 2011. Restructuring and integration activities and higher costs associated with employee compensation and benefits, which served to increase the percentage, were offset by actions we took to reduce our cost structure under our Invigorate program.
Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense and general management and administrative support.

The decrease in selling, general and administrative expenses for the year ended December 31, 2013 is primarily due to the impact of actions we have taken to reduce our cost structure under the Invigorate program and lower performance-based compensation. This was partially offset by higher charges associated with restructuring and integration activities for the year ended December 31, 2013, as compared to the year ended December 31, 2012,

The increase in selling, general and administrative expenses as a percentage of net revenues for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily related to the decrease in net revenues in 2013.

Selling, general and administrative expenses as a percentage of net revenues for the year ended December 31, 2012 was essentially unchanged, as compared to the year ended December 31, 2011. Restructuring and integration activities, investments we made in our commercial sales organization, costs incurred in connection with the succession of our prior CEO and higher costs associated with employee compensation and benefits served to increase the percentage compared to the prior year. This was offset by actions we took to reduce our cost structure under our Invigorate program and transaction costs associated with the Athena and Celera acquisitions that were incurred during the 2011.

Amortization of Intangible Assets

The increase in amortization of intangible assets for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily reflects the impact of amortization of intangible assets acquired as part of the UMass, ATN, Dignity and ConVerge acquisitions.

The increase in amortization of intangible assets for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily reflects the impact of amortization of intangible assets acquired as part of the Athena, Celera and S.E.D. acquisitions.

Other Operating Expense (Income), net

Other operating expense (income), net includes special charges and miscellaneous income and expense items related to operating activities. For the year ended December 31, 2013, other operating expense (income), net includes the loss on sale of Enterix of $40 million. For the year ended December 31, 2011, other operating expense (income), net includes the Medi-Cal charge in connection with the California Lawsuit of $236 million.

Operating Income

The increase in operating income as a percentage of net revenues for the year ended December 31, 2013, as compared to the year ended December 31, 2012, is primarily driven by the gain associated with the Ibrutinib Sale, partially offset by the loss on the sale of Enterix, higher costs associated with restructuring and integration activities and reduced revenues.

The impact of the Medi-Cal charge in the first quarter of 2011 served to decrease operating income as a percentage of net revenues in 2011 and was the principal driver of the improved operating income as a percentage of net revenues for the year ended December 31, 2012. Also contributing to the improvement was realized savings associated with our Invigorate program. These improvements were partially offset by higher costs associated with restructuring and integration activities, costs incurred in connection with the succession of our prior CEO, an increase in operating expenses associated with the acquired operations of Athena, Celera and S.E.D. and investments we made in our commercial sales organization.

Total Non-Operating Expenses, net

Total non-operating expenses, net consists of interest expense, net, equity earnings in equity method investments and other income, net. Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

Interest expense, net for the year ended December 31, 2013 decreased, as compared to the year ended December 31, 2012, primarily due to higher amortization in 2013 of an interest rate swap termination gain as compared to 2012.

Interest expense, net for the year ended December 31, 2012 decreased, as compared to the year ended December 31, 2011, primarily due to lower average outstanding debt balances in 2012 and the financing commitment fees incurred in 2011 related to the acquisition of Celera.

For the years ended December 31, 2013, 2012 and 2011, other income, net includes gains of $10 million, $7 million and $0.3 million, respectively, associated with investments held in trusts pursuant to our supplemental deferred compensation plans.

Income Tax Expense

The increase in income tax expense for the year ended December 31, 2013, as compared to the year ended December 31, 2012, is due primarily to income tax expense associated with the Ibrutinib Sale, partially offset by lower operating earnings as compared to the prior year. The decrease in the effective income tax rate for the year ended December 31, 2013, as compared to the year ended December 31, 2012, is primarily due to the impact of the Ibrutinib Sale on pre-tax earnings as well as higher tax credits recorded in 2013.

The decrease in the effective income tax rate for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was due primarily to the Medi-Cal charge in 2011, a portion for which a tax benefit was not recorded.

Income tax expense for the years ended December 31, 2012 and 2011 included discrete income tax benefits of $3 million and $18 million, respectively. Discrete income tax benefits for 2011 were primarily associated with certain state tax planning initiatives and the favorable resolution of certain tax contingencies.

Discontinued Operations

Discontinued operations includes HemoCue, which was sold in April 2013, OralDNA, which was sold in December 2012, and NID, a test kit manufacturing subsidiary. The results of operations for HemoCue, OralDNA and NID have been classified as discontinued operations for all periods presented. See Note 19 to the consolidated financial statements for further details.

The following table summarizes our income (loss) from discontinued operations, net of taxes:

				2013 vs. 2012 Increase (Decrease)	2012 vs. 2011 Increase (Decrease)

	2013	2012	2011
	(dollars in millions)
Net revenues	$28	$117	$119	$(89)	$(2)
Income (loss) from discontinued operations before taxes	25	(74)	7	99	(81)
Income tax expense (benefit)	(10)	—	(5)	(10)	5

Income (loss) from discontinued operations, net of taxes	$35	$(74)	$12	$109	$(86)

Income (loss) from discontinued operations, net of taxes for the year ended December 31, 2013 includes a gain of $14 million (including foreign currency translation adjustments, partially offset by income tax expense and transaction costs) associated with the sale of HemoCue. In addition, income (loss) from discontinued operations, net of taxes for the year ended December 31, 2013 includes discrete tax benefits of $20 million associated with favorable resolution of certain tax contingencies related to NID.

Income (loss) from discontinued operations, net of taxes for the year ended December 31, 2012 included a $78 million asset impairment charge associated with HemoCue and $8 million loss on the sale associated with OralDNA. Income tax expense for the year ended December 31, 2012 included a $8 million income tax expense related to the re-valuation of certain deferred tax assets associated with HemoCue and was partially offset by a $4 million income tax benefit related to the remeasurement of deferred taxes associated with HemoCue as a result of an enacted income tax rate change in Sweden.

Quantitative and Qualitative Disclosures About Market Risk

We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for speculative purposes. We believe that our exposures to foreign exchange impacts and changes in commodity prices are not material to our consolidated financial condition or results of operations. See Note 14 to the consolidated financial statements for additional discussion of our financial instruments and hedging activities.

At December 31, 2013 and 2012, the fair value of our debt was estimated at approximately $3.5 billion and $3.8 billion, respectively, using quoted active market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2013 and 2012, the estimated fair value exceeded the carrying value of the debt by $184 million and $481 million, respectively. A hypothetical 10% increase in interest rates (representing 47 basis points and 48 basis points at December 31, 2013 and 2012, respectively) would potentially reduce the estimated fair value of our debt by approximately $107 million and $98 million at December 31, 2013 and 2012, respectively.

Borrowings under our floating rate senior notes due March 2014, our senior unsecured revolving credit facility and our secured receivables credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. At December 31, 2013, the borrowing rates under these debt instruments were: for our floating rate senior notes due March 2014, LIBOR plus 0.85%; for our senior unsecured revolving credit facility, LIBOR plus 1.125%; and for our secured receivables credit facility, 0.86%. At December 31, 2013, the weighted average LIBOR was 0.2%. As of

December 31, 2013, $200 million was outstanding under our floating rate senior notes due March 2014 and there were no borrowings outstanding under our $525 million secured receivables credit facility or under our $750 million senior unsecured revolving credit facility.

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

In prior years, we entered into various fixed-to-variable interest rate swap agreements with an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 0.54% and one-month LIBOR plus 1.33%. In July 2012, we monetized the value of these interest rate swap assets by terminating the hedging instruments. The asset value, including accrued interest through the date of termination, was $72 million and the amount to be amortized as a reduction of interest expense over the remaining terms of the hedged debt instruments was $65 million. Immediately after the termination of these interest rate swaps, we entered into new fixed-to-variable interest rate swap agreements on the same Senior Notes. The interest rate swap agreements we entered into in July 2012 have an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 2.3% and one-month LIBOR plus 3.6% and are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020. During the fourth quarter of 2012, we entered into additional fixed-to-variable interest rate swap agreements with an aggregate notional amount of $400 million and variable interest rates based on one-month LIBOR plus a spread ranging from 3.4% and 5.1%. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2015 and a portion of the Senior Notes due 2021. In November 2013, we terminated the interest rate swaps associated with the Senior Notes due 2015. The asset value of these interest rate swaps through termination was not material. Concurrent with the termination of the interest rate swaps associated with the Senior Notes due 2015, we entered into additional fixed-to-variable interest rate swap agreements with an aggregate notional amount of $200 million and variable interest rates based on one-month LIBOR plus a spread ranging from 2.45% to 2.46%. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2021. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 2 basis points) would not impact annual interest expense materially, assuming no changes to the debt outstanding at December 31, 2013.

The aggregate fair value of the fixed-to-variable interest rate swap agreements related to our Senior Notes due 2016, 2020 and 2021 was a liability of $34 million at December 31, 2013. A hypothetical 10% change in interest rates (representing 20 basis points) would potentially change the fair value of the liability by $10 million.

During the fourth quarter of 2013, we entered into various forward starting interest rate swap agreements with an aggregate notional amount of $100 million and fixed interest rates ranging from 3.625% to 3.744%. The forward interest rate swap agreements are 23 to 24 month forward agreements covering a ten-year hedging period and were entered into to hedge part of our interest rate exposure associated with forecasted debt issuances related to the refinancing of certain debt maturing in 2015 and 2016. The fair value of the forward starting interest rate swaps was an asset of $2 million at December 31, 2013. A hypothetical 10% change in interest rates (representing approximately 40 basis points) would potentially change the fair value of the asset by $3 million.

For further details regarding our outstanding debt and our financial instruments, see Notes 13 and 14, respectively, to the consolidated financial statements.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying value of our equity investments was $13 million at December 31, 2013.

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

Liquidity and Capital Resources

	2013	2012	2011
	(dollars in millions)
Net cash provided by operating activities	$652	$1,187	$895
Net cash provided by (used in) investing activities	328	(217)	(1,243)
Net cash (used in) provided by financing activities	(1,106)	(822)	64

Net change in cash and cash equivalents	$(126)	$148	$(284)

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2013 totaled $187 million, compared to $296 million at December 31, 2012. Cash and cash equivalents consist of cash and highly liquid short-term investments. For the year ended December 31, 2013, cash flows from operating and investing activities of $652 million and $328 million, respectively, together with cash on hand, were used to fund financing activities of $1.1 billion. Cash and cash equivalents at December 31, 2012 totaled $296 million compared to $165 million at December 31, 2011. For the year ended December 31, 2012, cash flows from operating activities of $1.2 billion were used to fund cash flows from investing and financing activities of $217 million and $822 million, respectively.

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2013 was $652 million compared to $1.2 billion for the year ended December 31, 2012. Cash flows from operating activities for the year ended December 31, 2013 were reduced by a $175 million income tax payment associated with the Ibrutinib Sale and approximately $70 million of income tax payments which were deferred from the fourth quarter of 2012 under a program offered to companies whose principal place of business was in states most affected by Hurricane Sandy. In addition, year-over year comparisons were negatively impacted by $72 million associated with proceeds from the termination of certain interest rate swap agreements received in the third quarter of 2012. The remainder of the decrease in cash flows from operating activities is primarily due to reduced earnings in 2013 (excluding the gain associated with the Ibrutinib Sale), higher restructuring and integration payments in 2013 and a third quarter 2013 income tax payment of $28 million related to the resolution of certain audit matters. Days sales outstanding, a measure of billing and collection efficiency, was 47 days at both December 31, 2013 and 2012.

Net cash provided by operating activities for the year ended December 31, 2012 was $1.2 billion compared to $895 million for the year ended December 31, 2011. Cash flows from operating activities for the year ended December 31, 2012 benefited from the deferral of approximately $70 million of income tax payments into the first quarter of 2013, which was offered to companies whose principal place of business was in states most affected by Hurricane Sandy, and $72 million of proceeds associated with the termination of certain interest rate swap agreements. For the year ended December 31, 2011, cash flows from operating activities included the $241 million payment to Medi-Cal, the California Medicaid program.

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2013 was $328 million, and consisted primarily of proceeds from the Ibrutinib Sale of $474 million, net of transaction costs, as well as proceeds from the sales of HemoCue and Enterix for $296 million, net of transaction costs, partially offset by payments of $213 million associated with business acquisitions and capital expenditures of $231 million.

Net cash used in investing activities for the year ended December 31, 2012 was $217 million, and consisted principally of $51 million related to an acquisition and capital expenditures of $182 million. These decreases were partially offset by proceeds from the disposition of assets of $15 million, which include proceeds from the sale of a building of $12 million.

Net cash used in investing activities for the year ended December 31, 2011 was $1.2 billion, consisting principally of $740 million related to the acquisition of Athena and $556 million, net of cash acquired related to the acquisition of Celera, or $343 million, net of cash and $214 million of short-term marketable securities acquired. Proceeds from the sale of the short-term marketable securities, acquired as part of the Celera acquisition, were used to repay borrowings outstanding under our secured receivables credit facility and our senior unsecured revolving credit facility in the second quarter of 2011. In addition, cash flows from investing activities for the year ended December 31, 2011 included capital expenditures of $161 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2013 was $1.1 billion, consisting primarily of net decreases in debt of $4 million, purchases of treasury stock of $1.0 billion, dividend payments of $185 million and distributions to noncontrolling interests of $32 million. These decreases were partially offset by proceeds from the exercise of stock options and related tax benefits totaling $142 million. The net decrease in debt consists of $896 million of borrowings and $900 million of repayments. Purchases of treasury stock were largely funded by the proceeds from the Ibrutinib Sale and the HemoCue and Enterix sales.

The borrowings of $896 million and repayments of $900 million are primarily associated with our secured receivables credit facility.

In December 2013, we renewed our existing secured receivables credit facility, which now matures on December 5, 2014. Interest on the secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. There were no outstanding borrowings under this facility at December 31, 2013.

Net cash used in financing activities for the year ended December 31, 2012 was $822 million, consisting primarily of a net decrease in debt of $654 million, purchases of treasury stock of $200 million, dividend payments of $108 million and distributions to noncontrolling interests of $38 million. These decreases were partially offset by proceeds from the exercise of stock options and related tax benefits totaling $166 million. The net decrease in debt consists of $715 million of borrowings and $1.4 billion of repayments.

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

In February 2011, borrowings of $500 million under our secured receivables credit facility and $75 million under our senior unsecured revolving credit facility, together with $260 million of cash on hand, were used to fund purchases of treasury stock totaling $835 million. In addition, we completed a $1.25 billion senior notes offering in March 2011 (the “2011 Senior Notes”). We used $485 million of the $1.24 billion in net proceeds from the 2011 Senior Notes offering, together with $90 million of cash on hand, to fund the repayment of $500 million outstanding under our secured receivables credit facility, and the repayment of $75 million outstanding under our senior unsecured revolving credit facility. The remaining portion of the net proceeds from the 2011 Senior Notes offering were used to fund our acquisition of Athena on April 4, 2011. The 2011 Senior Notes are further described in Note 13 to the consolidated financial statements.

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

Dividends

During each of the quarters of 2013, our Board of Directors declared a quarterly cash dividend of $0.30 per common share, and in January 2014, authorized an increase in the quarterly cash dividend for the first quarter of 2014 from $0.30 per common share to $0.33 per common share.

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

Share Repurchases

In August 2013, our Board of Directors authorized the repurchase of an additional $1 billion of our common stock, increasing the total available authorization at that time to $1.3 billion. This share repurchase authorization has no set expiration or termination date. At December 31, 2013, $828 million remained available under the share repurchase authorization.

In January 2012, our Board of Directors authorized the repurchase an additional $1 billion of our common stock, increasing the total available authorization at that time to $1.1 billion.

On April 19, 2013, we entered into an ASR with a financial institution to repurchase $450 million of our common stock as part of our Common Stock repurchase program. The ASR was structured as a combination of two transactions: (1) a treasury stock repurchase and (2) a forward contract which permitted us to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of our common stock during the purchase period, less a fixed discount. Under the ASR, we paid $450 million to the financial institution and received 7.6 million shares of common stock, resulting in a final price per share of $59.46. We initially received 7.2 million shares of our common stock during the second quarter of 2013 and received an additional 0.4 million shares upon completion of the ASR during the third quarter of 2013. As of June 30, 2013, we recorded this transaction as an increase to treasury stock of $405 million, and recorded the remaining $45 million as a decrease to additional paid-in capital in our consolidated balance sheets. Upon completion of the ASR in the third quarter of 2013, we reclassified the $45 million to treasury stock from additional paid-in capital on our consolidated balance sheets.

On September 4, 2013, we entered into an ASR with a financial institution to repurchase $350 million of our common stock as part of our Common Stock repurchase program. The ASR was structured as a combination of two transactions: (1) a treasury stock repurchase and (2) a forward contract which permitted us to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of our common stock during the purchase period, less a fixed discount. Under the ASR, we paid $350 million to the financial institution and received 5.8 million shares of common stock, resulting in a final price per share of $60.73. We initially received 4.7 million shares of our common stock during the third quarter of 2013 and received an additional 1.1 million shares upon completion of the ASR during the fourth quarter of 2013. As of September 30, 2013, we recorded this transaction as an increase to treasury stock of $280 million, and recorded the remaining $70 million as a decrease to additional paid-in capital in our consolidated balance sheets. Upon completion of the ASR in the fourth quarter of 2013, we reclassified the $70 million to treasury stock from additional paid-in capital on our consolidated balance sheets.

In addition to the ASRs previously discussed, we repurchased shares of our common stock on the open market. For the year ended December 31, 2013, we repurchased an additional 4.1 million shares of our common stock at an average price of $57.63 per share for a total of $237 million.

For the year ended December 31, 2012, we repurchased 3.4 million shares of our common stock at an average price of $58.31 per share for a total of $200 million.

For the year ended December 31, 2011, we repurchased 17.3 million shares of our common stock at an average price of $54.05 per share for $935 million, including 15.4 million shares purchased in the first quarter from SB Holdings Capitial Inc., a wholly owned subsidiary of GlaxoSmithKline plc, at an average price of $54.30 per share for a total of $835 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of December 31, 2013:

	Payments due by period
	(in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Outstanding debt	$3,306	$200	$806	$375	$1,925
Capital lease obligations	31	12	14	5	—
Interest payments on outstanding debt	1,897	163	293	228	1,213
Operating leases	734	189	256	115	174
Purchase obligations	279	88	110	56	25
Merger consideration obligation	51	1	50	—	—
Total contractual obligations	$6,298	$653	$1,529	$779	$3,337

Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of December 31, 2013 applied to the December 31, 2013 balances, which are assumed to remain outstanding through their maturity dates.

A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 13 to the consolidated financial statements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2013 is contained in Note 18 to the consolidated financial statements. Merger consideration obligation primarily includes consideration owed on the UMass and Celera acquisitions. A full discussion and analysis regarding our acquisitions of UMass and Celera and the related merger consideration obligations as of December 31, 2013 is contained in Note 5 to the consolidated financial statements.

As of December 31, 2013, our total liabilities associated with unrecognized tax benefits were approximately $168 million, which were excluded from the table above. We believe it is reasonably possible that these liabilities may decrease by up to approximately $3 million within the next twelve months, primarily as a result of the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 8 to the consolidated financial statements for information regarding our contingent tax liability reserves.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of December 31, 2013, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

Equity Method Investees

Our equity method investees consist of: (1) unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; and Dayton, Ohio; and (2) an investment in an Australian company, which are accounted for under the equity method of accounting. We believe that our transactions with our equity method investees are conducted at arm’s length, reflecting current market conditions and pricing. Total net revenues of our equity method investees equal approximately 6% of our consolidated net revenues. Total assets associated with our equity method investees are less than 2% of our consolidated total assets. We have no material unconditional obligations or guarantees to, or in support of, our equity method investees and their operations.

Requirements and Capital Resources

We estimate that we will invest approximately $300 million during 2014 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including specific initiatives associated with our Invigorate program.

As of December 31, 2013, $1.3 billion of borrowing capacity was available under our existing credit facilities, consisting of $525 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

We believe the banks participating in our various credit facilities are predominantly highly rated banks, and that the borrowing capacity under the credit facilities described above is currently available to us. Should one or several banks no longer participate in either of our credit facilities, we would not expect it to impact our ability to fund operations. We expect that we will be able to replace our existing secured receivables credit facility with alternative arrangements prior to its expiration.

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

Inflation

We believe that inflation generally does not have a material adverse effect on our results of operations or financial condition.

Impact of New Accounting Standards

In March 2013, the FASB issued a new accounting standard on foreign currency matters that clarifies the guidance of a parent company's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. In July 2013, the FASB issued a new accounting standard to permit the use of the Fed Funds Effective Swap Rate to be used as an alternative benchmark interest rate for hedge accounting purposes. In July 2013, the FASB issued a new accounting standard that requires a liability related to an unrecognized tax benefit to be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if certain criteria are met. The impact of these accounting standards are discussed in Note 2 to the consolidated financial statements.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2013 is effective.

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

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, audited the Company's internal control over financial reporting as of December 31, 2013 and issued their audit report on the Company's internal control over financial reporting included therein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Quest Diagnostics Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Florham Park, New Jersey
February 17, 2014

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012
(in millions, except per share data)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$187	$296
Accounts receivable, net of allowance for doubtful accounts of $236 at both December 31, 2013 and 2012	852	867
Inventories	91	93
Deferred income taxes	148	174
Prepaid expenses and other current assets	105	91
Current assets held for sale	—	40
Total current assets	1,383	1,561
Property, plant and equipment, net	805	756
Goodwill	5,649	5,536
Intangible assets, net	896	872
Other assets	215	205
Non-current assets held for sale	—	354
Total assets	$8,948	$9,284

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$920	$1,016
Current portion of long-term debt	212	10
Current liabilities held for sale	—	22
Total current liabilities	1,132	1,048
Long-term debt	3,120	3,354
Other liabilities	723	636
Non-current liabilities held for sale	—	60
Commitments and contingencies
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized at both December 31, 2013 and 2012; 215 shares issued at both December 31, 2013 and 2012	2	2
Additional paid-in capital	2,379	2,371
Retained earnings	5,358	4,690
Accumulated other comprehensive (loss) income	(8)	14
Treasury stock, at cost; 71 shares and 57 shares at December 31, 2013 and 2012, respectively	(3,783)	(2,914)
Total Quest Diagnostics stockholders’ equity	3,948	4,163
Noncontrolling interests	25	23
Total stockholders’ equity	3,973	4,186
Total liabilities and stockholders’ equity	$8,948	$9,284
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(in millions, except per share data)

	2013	2012	2011

Net revenues	$7,146	$7,383	$7,392

Operating costs and expenses:
Cost of services	4,326	4,365	4,363
Selling, general and administrative	1,704	1,745	1,743
Amortization of intangible assets	79	75	61
Gain on sale of royalty rights	(474)	—	—
Other operating expense (income), net	36	(3)	238
Total operating costs and expenses	5,671	6,182	6,405

Operating income	1,475	1,201	987

Other income (expense):
Interest expense, net	(159)	(165)	(170)
Equity in earnings of equity method investees	24	26	29
Other income, net	8	6	3
Total non-operating expenses, net	(127)	(133)	(138)

Income from continuing operations before taxes	1,348	1,068	849
Income tax expense	500	402	355
Income from continuing operations	848	666	494
Income (loss) from discontinued operations, net of taxes	35	(74)	12
Net income	883	592	506
Less: Net income attributable to noncontrolling interests	34	36	35
Net income attributable to Quest Diagnostics	$849	$556	$471

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$814	$630	$459
Income (loss) from discontinued operations, net of taxes	35	(74)	12
Net income	$849	$556	$471

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$5.35	$3.96	$2.88
Income (loss) from discontinued operations	0.23	(0.47)	0.07
Net income	$5.58	$3.49	$2.95

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$5.31	$3.92	$2.85
Income (loss) from discontinued operations	0.23	(0.46)	0.07
Net income	$5.54	$3.46	$2.92

Dividends per common share	$1.20	$0.81	$0.47
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(in millions)

	2013	2012	2011

Net income	$883	$592	$506

Other comprehensive income (loss):
Currency translation	(27)	24	(13)
Market valuation, net of tax	(1)	—	(3)
Net deferred loss on cash flow hedges, net of tax	2	1	(1)
Other	4	(3)	(2)
Other comprehensive (loss) income	(22)	22	(19)

Comprehensive income	861	614	487
Less: Comprehensive income attributable to noncontrolling interests	34	36	35
Comprehensive income attributable to Quest Diagnostics	$827	$578	$452
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(in millions)

	2013	2012	2011
Cash flows from operating activities:
Net income	$883	$592	$506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283	287	281
Provision for doubtful accounts	270	269	280
Deferred income tax provision	19	7	29
Stock-based compensation expense	28	50	72
Excess tax benefits from stock-based compensation arrangements	(4)	(4)	(4)
Gain on sale of royalty rights	(474)	—	—
Asset impairment and loss on sale of businesses, net	17	86	—
Provision for special charge	—	—	236
Other, net	2	(8)	8
Changes in operating assets and liabilities:
Accounts receivable	(247)	(243)	(307)
Accounts payable and accrued expenses	(21)	(13)	(18)
Settlement of special charge	—	—	(241)
Income taxes payable	(93)	100	39
Termination of interest rate swap agreements	—	72	—
Other assets and liabilities, net	(11)	(8)	14
Net cash provided by operating activities	652	1,187	895
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(213)	(51)	(1,299)
Proceeds from sale of businesses	296	—	—
Proceeds from sale of royalty rights	474	—	—
Sale of securities acquired in business acquisition	—	—	214
Capital expenditures	(231)	(182)	(161)
Decrease in investments and other assets	2	16	3
Net cash provided by (used in) investing activities	328	(217)	(1,243)
Cash flows from financing activities:
Proceeds from borrowings	896	715	2,689
Repayments of debt	(900)	(1,369)	(1,710)
Purchases of treasury stock	(1,037)	(200)	(935)
Exercise of stock options	138	162	137
Excess tax benefits from stock-based compensation arrangements	4	4	4
Dividends paid	(185)	(108)	(65)
Distributions to noncontrolling interests	(32)	(38)	(36)
Other financing activities, net	10	12	(20)
Net cash (used in) provided by financing activities	(1,106)	(822)	64
Net change in cash and cash equivalents	(126)	148	(284)
Change in cash and cash equivalents included in current assets held for sale	17	(17)	—
Cash and cash equivalents, beginning of year	296	165	449
Cash and cash equivalents, end of year	$187	$296	$165
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2010	171	$2	$2,311	$3,867	$11	$(2,158)	$21	$4,054
Net income				471			35	506
Other comprehensive loss, net of tax					(19)			(19)
Dividends declared				(74)				(74)
Distributions to noncontrolling interests							(36)	(36)
Issuance of common stock under benefit plans	1		2			18		20
Stock-based compensation expense			68			4		72
Exercise of stock options	3		(22)			159		137
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(1)		(20)					(20)
Tax benefits associated with stock-based compensation plans			8					8
Purchases of treasury stock	(17)					(935)		(935)
Other							2	2
Balance, December 31, 2011	157	$2	$2,347	$4,264	$(8)	$(2,912)	$22	$3,715
Net income				556			36	592
Other comprehensive income, net of tax					22			22
Dividends declared				(130)				(130)
Distributions to noncontrolling interests							(38)	(38)
Issuance of common stock under benefit plans	1		4			17		21
Stock-based compensation expense			46			4		50
Exercise of stock options	3		(15)			177		162
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(20)					(20)
Tax benefits associated with stock-based compensation plans			9					9
Purchases of treasury stock	(3)					(200)		(200)
Other							3	3
Balance, December 31, 2012	158	$2	$2,371	$4,690	$14	$(2,914)	$23	$4,186
Net income				849			34	883
Other comprehensive loss, net of tax					(22)			(22)
Dividends declared				(181)				(181)
Distributions to noncontrolling interests							(32)	(32)
Issuance of common stock under benefit plans	1		3			17		20
Stock-based compensation expense			24			4		28
Exercise of stock options	3		(9)			147		138
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(1)		(11)					(11)
Tax benefits associated with stock-based compensation plans			1					1
Purchases of treasury stock	(17)					(1,037)		(1,037)
Other								—
Balance, December 31, 2013	144	$2	$2,379	$5,358	$(8)	$(3,783)	$25	$3,973
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions unless otherwise indicated)

1.    DESCRIPTION OF BUSINESS

Background

Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") is the world's leading provider of diagnostic information services ("DIS") providing insights that empower and enable patients, physicians, hospitals, integrated delivery networks, health plans, employers and others to make better healthcare decisions. The Company offers the broadest access in the United States to DIS through its nationwide network of laboratories and Company-owned patient service centers and the Company is the leading provider of DIS, including routine testing, esoteric or gene-based testing and anatomic pathology testing. The Company provides interpretive consultation through the largest medical and scientific staff in the industry, with hundreds of M.D.s and Ph.D.s, primarily located in the United States, many of whom are recognized leaders in their fields. The Company's Diagnostic Solutions ("DS") businesses offer a variety of solutions for life insurers, healthcare providers and others. The Company is the leading provider of risk assessment services for the life insurance industry. In addition, the Company is a leading provider of testing for clinical trials. The Company's diagnostics products business manufactures and markets diagnostic products. In addition, the Company offers healthcare organizations and clinicians robust information technology solutions.

During 2013, Quest Diagnostics processed approximately 147 million test requisitions through its extensive network of laboratories throughout the United States.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of all entities controlled by the Company through its direct or indirect ownership of a majority voting interest and the accounts of any variable interest entities ("VIEs") where the Company is subject to a majority of the risk of loss from the variable interest entity's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIEs economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationships with VIEs were not material at both December 31, 2013 and 2012. Investments in entities which the Company does not control, but in which it has a substantial ownership interest (generally between 20% and 49%) and can exercise significant influence, are accounted for using the equity method of accounting. At December 31, 2013 and 2012, the Company's investments in affiliates accounted for under the equity method of accounting totaled $45 million and $46 million, respectively. The Company's share of equity earnings from investments in affiliates, accounted for under the equity method, totaled $24 million, $26 million and $29 million, respectively, for 2013, 2012 and 2011. All significant intercompany accounts and transactions are eliminated in consolidation.

Basis of Presentation

The Company completed the sale of its OralDNA salivary-diagnostics business ("OralDNA") during the fourth quarter of 2012. In addition, in December 2012, the Company committed to a plan to sell its HemoCue diagnostics products business ("HemoCue"). In April 2013, the Company completed the sale of HemoCue. The accompanying consolidated statements of operations and related disclosures have been recast to report the results of OralDNA and HemoCue as discontinued operations for all periods presented. Discontinued operations also includes the operations of NID, a test kit manufacturing subsidiary, which was reported as a discontinued operation in 2006. See Note 19 for a further discussion of discontinued operations.

The Company completed the sale of its Enterix colorectal cancer screening test business (“Enterix”) in September 2013. The Enterix business has not been reclassified to discontinued operations due to the level of continuing involvement in the Enterix business subsequent to its sale. See Note 6 for a further discussion of the sale of Enterix.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

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

Revenue Recognition

The Company primarily recognizes revenue for services rendered upon completion of the testing process. Billings for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the allowances, based on actual receipts from the third-party payers, are recorded upon settlement. Billings to the Medicare and Medicaid programs were approximately 18% of the Company's consolidated net revenues for the year ended December 31, 2013 and approximately 19% of the Company's consolidated net revenues in each of the years ended December 31, 2012 and 2011. Under capitated arrangements with healthcare insurers, the Company recognizes revenue based on a predetermined monthly reimbursement rate for each member of an insurer's health plan regardless of the number or cost of services provided by the Company. In 2013, 2012 and 2011, approximately 3% of the Company's consolidated net revenues were generated under capitated arrangements.

Revenues from the Company's risk assessment services, clinical trials testing, healthcare information technology and diagnostics products businesses are recognized when persuasive evidence of a final agreement exists; delivery has occurred or services have been rendered; the price of the product or service is fixed or determinable; and collectibility from the customer is reasonably assured.

Taxes on Income

The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Current and deferred income taxes are measured based on the tax laws that are enacted as of the balance sheet date of the relevant reporting period. Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Tax benefits from uncertain tax positions are recognized only if the tax position is more likely than not to be sustained upon examination by taxing authorities based on the technical merits of the position.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Stock-Based Compensation

The Company records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. The terms of the Company's performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. Stock-based compensation expense associated with performance share units is recognized based on management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the revision. The Company recognizes stock-based compensation expense related to the Company's Amended Employee Stock Purchase Plan (“ESPP”) based on the 15% discount at purchase. See Note 16 for a further discussion of stock-based compensation.

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

Foreign Currency

The Company predominately uses the U.S. dollar as its functional currency. The functional currency of the Company's foreign subsidiaries is the applicable local currency. Assets and liabilities denominated in non-U.S. dollars are translated into U.S. dollars at exchange rates as of the end of the reporting period. Income and expense items are translated at average exchange rates prevailing during the year. The translation adjustments are recorded as a component of accumulated other comprehensive (loss) income within stockholders' equity. Gains and losses from foreign currency transactions are included within other operating expense (income), net in the consolidated statements of operations. Transaction gains and losses have historically not been material. The Company had previously been exposed to market risk for changes in foreign exchange rates primarily under certain intercompany receivables and payables. The Company historically used foreign exchange forward contracts to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. As a result of the HemoCue disposition, this foreign currency risk has largely been eliminated. The Company's remaining foreign exchange exposure is not material to the Company's consolidated financial condition. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long term in nature.

Cash and Cash Equivalents

Cash and cash equivalents include all highly-liquid investments with original maturities, at the time acquired by the Company, of three months or less.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments, accounts receivable and derivative financial instruments. The Company's policy is to place its cash, cash equivalents and short-term investments in highly-rated financial instruments and institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company's payers and their dispersion across many different geographic regions, and is limited to certain payers who are large buyers of the Company's services. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company has receivables due from federal and state governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent on submitting appropriate documentation. At December 31, 2013 and 2012, receivables due from government payers under the Medicare and Medicaid programs represent approximately 13% and 15%, respectively, of the Company's consolidated net accounts receivable. The portion of the Company's accounts receivable due from patients comprises the largest portion of credit risk. At both December 31, 2013 and 2012, receivables due from patients represent approximately 18% of the Company's consolidated net accounts receivable. The Company applies assumptions and judgments including historical collection experience for assessing collectibility and determining allowances for doubtful accounts for accounts receivable from patients.

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
(in millions unless otherwise indicated)

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

Recoverability and Impairment of Goodwill

The Company reviews goodwill periodically for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill is more than its estimated fair value. The goodwill test is performed at least annually, or more frequently, in the case of other events that indicate a potential impairment.

The annual impairment test includes an option to perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying value prior to performing the two-step quantitative goodwill impairment test. The quantitative impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. The fair value of the reporting unit is based upon a discounted cash flows analysis that converts future cash flow amounts into a single discounted present value amount. This approach includes several unobservable inputs related to our own assumptions. The assumptions and estimates used in the discounted cash flows model are based upon the best available information in the circumstances and include a forecast of expected future cash flows, long-term growth rates, discount rates that are commensurate with economic risks, assumed income tax rates and estimates of capital expenditures and working capital. The discount rate that is used considers a weighted average cost of capital plus an appropriate risk premium based upon the business being valued. Management's analysis also considers publicly available information regarding the market capitalization of the Company as well as (i) the financial projections and future prospects of the Company's business, including its growth opportunities and likely operational improvements, and (ii) comparable sales prices, if available. Management believes its estimation methods are reasonable and reflective of common valuation practices. As part of the first step to assess potential impairment, management compares the estimate of fair value for the reporting unit to the book value of the reporting unit. If the book value is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess.

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

For the year ended December 31, 2013, $37 million of goodwill was written-off associated with the sale of Enterix. As of December 31, 2012, the Company classified the assets and liabilities of HemoCue as held for sale in the accompanying consolidated balance sheets. In the fourth quarter of 2012, the Company received several offers to purchase HemoCue, and in February 2013, the Company agreed to sell HemoCue. The proposed consideration to be received indicated that the carrying value of HemoCue was in excess of its fair value. As a result, the Company re-assessed the fair value of the net assets of HemoCue and determined that the goodwill associated with this business was impaired and recorded a pre-tax impairment charge of $78 million in discontinued operations in December 2012 to write down the goodwill.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Based upon the Company’s most recent annual impairment test completed during the fourth quarter of the fiscal year ended December 31, 2013, the Company concluded goodwill was not impaired.

Recoverability and Impairment of Intangible Assets and Other Long-Lived Assets

The Company reviews indefinite-lived intangible assets periodically for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of indefinite-lived intangibles is more than its estimated fair value. The indefinite-lived intangible asset impairment test is performed at least annually, or more frequently in the case of other events that indicate a potential impairment.

Based upon the Company’s most recent annual impairment test completed during the fourth quarter of the fiscal year ended December 31, 2013, the Company concluded that indefinite-lived intangible assets were not impaired.

The Company reviews the recoverability of its long-lived assets (including amortizable intangible assets), other than goodwill and indefinite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pre-tax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.

Investments

The Company accounts for investments in trading and available-for-sale equity securities, which are included in other assets in the consolidated balance sheets, at fair value. Both realized and unrealized gains and losses for trading securities are recorded currently in earnings as a component of non-operating expenses within other income, net in the consolidated statements of operations. Unrealized gains and losses, net of tax, for available-for-sale securities are recorded as a component of accumulated other comprehensive (loss) income within stockholders' equity. Recognized gains and losses for available-for-sale securities are recorded in other income, net in the consolidated statements of operations. Gains and losses on securities sold are based on the average cost method.

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

Investments at December 31, 2013 and 2012 consisted of the following:

	2013	2012

Available-for-sale equity securities	$—	$1
Trading equity securities	50	52
Cash surrender value of life insurance policies	29	25
Other investments	13	12

Total	$92	$90

Investments in available-for-sale equity securities consist of equity securities in public corporations. Investments in trading equity securities represent participant-directed investments of deferred employee compensation and related Company matching contributions held in trusts pursuant to the Company's supplemental deferred compensation plans (see Note 16). The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding a non-qualified deferred compensation program. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments. Other investments do not have readily determinable fair values and consist of investments in preferred and common shares of privately held companies and are accounted for under the cost method.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

At December 31, 2012, the Company had gross unrealized gains from available-for-sale equity securities of approximately $1 million. For the year ended December 31, 2011, other income, net within the consolidated statements of operations includes a $3 million pre-tax gain associated with the sale of an investment accounted for under the cost method. For the years ended December 31, 2013 and 2012, gains from trading equity securities totaled $7 million and $5 million, respectively, and are included in other income, net. For the years ended December 31, 2013 and 2012, gains from changes in the cash surrender value of life insurance policies totaled $3 million and $2 million, respectively, and are included in other income, net. Gains from trading equity securities and from changes in the cash surrender value of life insurance policies for the year ended December 31, 2011 were not material.

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

The Company accounts for these derivatives as either an asset or liability measured at its fair value. The fair value is based upon model-derived valuations in which all significant inputs are observable in active markets and includes an adjustment for the credit risk of the obligor's non-performance. For a derivative instrument that has been formally designated as a fair value hedge, fair value gains or losses on the derivative instrument are reported in earnings, together with offsetting fair value gains or losses on the hedged item that are attributable to the risk being hedged. For derivatives that have been formally designated as a cash flow hedge, the effective portion of changes in the fair value of the derivatives is recorded in accumulated other comprehensive (loss) income and the ineffective portion is recorded in earnings. Upon maturity or early termination of an effective interest rate swap designated as a cash flow hedge, unrealized gains or losses are deferred in stockholders' equity, as a component of accumulated other comprehensive (loss) income, and are amortized as an adjustment to interest expense over the period during which the hedged forecasted transaction affects earnings. At inception and quarterly thereafter, the Company formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative financial instrument's gain or loss are included in the assessment of hedge effectiveness. If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting and any deferred gains or losses related to a discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive (loss) income, unless it is probable that the forecasted transaction will not occur. If it is probable that the forecasted transaction will not occur by the originally specified time period, the Company discontinues hedge accounting, and any deferred gains or losses reported in accumulated other comprehensive (loss) income are classified into earnings immediately.

Comprehensive (Loss) Income

Comprehensive (loss) income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and deferred gains and losses related to certain derivative financial instruments (see Note 15).

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

New Accounting Standards

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

In July 2013, the FASB issued a new accounting standard to permit the use of the Fed Funds Effective Swap Rate to be used as an alternative benchmark interest rate for hedge accounting purposes in interest rate derivatives. The new standard is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The new standard did not have a material effect on the Company's consolidated financial statements.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share is as follows (in millions, except per share data):

	2013	2012	2011
Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$814	$630	$459
Income (loss) from discontinued operations, net of taxes	35	(74)	12
Net income attributable to Quest Diagnostics’ common stockholders	$849	$556	$471

Income from continuing operations	$814	$630	$459
Less: Earnings allocated to participating securities	3	2	3
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$811	$628	$456

Weighted average common shares outstanding – basic	152	159	159
Effect of dilutive securities:
Stock options and performance share units	1	1	1
Weighted average common shares outstanding – diluted	153	160	160

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$5.35	$3.96	$2.88
Income (loss) from discontinued operations	0.23	(0.47)	0.07
Net income	$5.58	$3.49	$2.95

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$5.31	$3.92	$2.85
Income (loss) from discontinued operations	0.23	(0.46)	0.07
Net income	$5.54	$3.46	$2.92

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	2013	2012	2011

Stock options and performance share units	1	2	2

4.    RESTRUCTURING ACTIVITIES

Invigorate Program

During 2012, the Company committed to a course of action related to a multi-year program called Invigorate which is designed to reduce its cost structure. The Invigorate program is intended to mitigate the impact of continued reimbursement pressures and labor and benefit cost increases, free up additional resources to invest in science, innovation and other growth initiatives, and enable the Company to improve operating profitability and quality.

In connection with the Invigorate program, the Company launched a voluntary retirement program to certain eligible employees in 2012. The voluntary retirement program was essentially completed at the end of the first quarter of 2013.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

The Company also launched a management restructuring initiative aimed at driving operational excellence and restoring growth in 2013 as part of the Invigorate program. The key element of this organizational change is to eliminate the complexity associated with the Company's prior structure, including reducing management layers, so that the Company can better focus on customers and speed decision-making. The Company has essentially completed the elimination of at least three layers from the organization as of December 31, 2013.

The following table provides a summary of the Company's pre-tax restructuring charges associated with its Invigorate program and other restructuring activities for the years ended December 31, 2013 and December 31, 2012:

	2013	2012

Employee separation costs	$69	$57
Facility-related costs	6	1
Asset impairment charges	—	1
Accelerated vesting of stock-based compensation	1	2

Total restructuring charges	$76	$61

Total restructuring charges incurred for the year ended December 31, 2013 included $29 million of employee separation costs associated with various workforce reduction initiatives aimed at centralizing certain support functions, $20 million associated with the Company's management layer reduction initiative, $16 million associated with the outsourcing of certain aspects of the Company's support functions and $4 million associated with the Company's voluntary retirement program.

Of the total $76 million in restructuring charges incurred during the year ended December 31, 2013, $27 million and $49 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Total restructuring charges incurred during the year ended December 31, 2012 included $45 million of employee separation costs incurred under the Company's voluntary retirement program and $12 million of employee separation costs associated with various workforce reduction initiatives.

Of the total $61 million in restructuring charges incurred during the year ended December 31, 2012, $37 million and $24 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Charges for both periods presented were primarily recorded in the Company's DIS business.

The following table summarizes the activity of the restructuring liability as of December 31, 2013, which is included in accrued expenses in Note 12:

	Employee Separation Costs	Facility-Related Costs	Total

Balance, December 31, 2012	$40	$—	$40
Income statement expense	69	6	75
Cash payments	(81)	(1)	(82)
Other / adjustments	3	—	3

Balance, December 31, 2013	$31	$5	$36

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

5.    BUSINESS ACQUISITIONS

2011 Acquisitions

Acquisition of Athena Diagnostics

On April 4, 2011, the Company completed its acquisition of Athena Diagnostics (“Athena”) in an all-cash transaction valued at $740 million. Athena is the leading provider of advanced diagnostic tests related to neurological conditions.

Through the acquisition, the Company acquired all of Athena's operations. The Company financed the all-cash purchase price of $740 million and related transaction costs with a portion of the net proceeds from the Company's 2011 Senior Notes Offering. For the year ended December 31, 2011, transaction costs of $8 million were recorded in selling, general and administrative expenses. See Note 13 for further discussion of the 2011 Senior Notes Offering.

The acquisition of Athena was accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed are recorded based on their estimated fair values as of the closing date. The consolidated financial statements include the results of operations of Athena subsequent to the closing of the acquisition.

The following table summarizes the consideration paid for Athena and the amounts of assets acquired and liabilities assumed at the acquisition date:

Fair Values as of April 4, 2011

Cash and cash equivalents	$—
Accounts receivable	18
Other current assets	13
Property, plant and equipment	3
Intangible assets	220
Goodwill	564

Total assets acquired	818

Current liabilities	8
Non-current deferred income taxes	70

Total liabilities assumed	78

Net assets acquired	$740

The acquired amortizable intangible assets are being amortized over their estimated useful lives as follows:

	Fair Values	Weighted Average Useful Life

Technology	$93	16 years
Non-compete agreement	37	4 years
Tradename	35	10 years
Customer relationships	21	20 years
Informatics database	34	10 years

	$220

Of the amount allocated to goodwill and intangible assets, approximately $42 million is deductible for tax purposes. All of the goodwill acquired in connection with the Athena acquisition has been allocated to the Company's DIS business.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Acquisition of Celera Corporation

On March 17, 2011, the Company entered into a definitive merger agreement with Celera Corporation (“Celera”) under which the Company agreed to acquire Celera in a transaction valued at approximately $344 million, net of $326 million in acquired cash and short-term marketable securities. Additionally, the Company expects to utilize Celera's available tax credits, net operating loss carryforwards and capitalized tax research and development expenditures to reduce its future tax payments by approximately $110 million, of which $40 million was utilized through December 31, 2013. Celera is a healthcare business focused on the integration of genetic testing into routine clinical care through a combination of products and services incorporating proprietary discoveries. Celera offers a portfolio of clinical laboratory tests and disease management services associated with cardiovascular disease. In addition, Celera develops, manufactures and oversees the commercialization of molecular diagnostic products, and has licensed other relevant diagnostic technologies developed to provide personalized disease management in cancer and liver diseases.

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

Through the acquisition, the Company acquired all of Celera's operations. The Company financed the all-cash purchase price of $670 million and related transaction costs with borrowings under its existing credit facilities and cash on hand. Of the total cash purchase price of $670 million, $669 million was paid through December 31, 2013. Accounts payable and accrued expenses at both December 31, 2013 and 2012 included a liability of $1 million representing the remaining merger consideration related to shares of Celera which had not been surrendered as of December 31, 2013 and 2012.

For the year ended December 31, 2011, transaction costs of $9 million were recorded in selling, general and administrative expenses. Additionally, for the year ended December 31, 2011, financing related costs of $3 million were recorded in interest expense, net.

The acquisition of Celera was accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed are recorded based on their estimated fair values as of the date the Company acquired its controlling ownership interest in Celera. The consolidated financial statements include the results of operations of Celera subsequent to the Company acquiring its controlling ownership interest.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

The following table summarizes the consideration paid for Celera and the amounts of assets acquired and liabilities assumed at the acquisition date:

Fair Values as of May 4, 2011

Cash and cash equivalents	$112
Short-term marketable securities	214
Accounts receivable	17
Other current assets	27
Property, plant and equipment	11
Intangible assets	86
Goodwill	136
Non-current deferred income taxes	103
Other assets	34

Total assets acquired	740

Current liabilities	59
Long-term liabilities	11

Total liabilities assumed	70

Net assets acquired	$670

The acquired amortizable intangible assets are being amortized over their estimated useful lives as follows:

	Fair Values	Weighted Average Useful Life

Outlicensed technology	$46	6 years
Technology	22	8 years
Customer relationships	7	9 years
Tradename	5	5 years

	$80

In addition to the amortizable intangible assets noted above, $6 million was allocated to in-process research and development.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Other Acquisitions

2012 Acquisition

On January 6, 2012, the Company completed the acquisition of S.E.D. Medical Laboratories ("S.E.D.") from Lovelace Health System for approximately $51 million. The assets acquired at the acquisition date primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles (see Note 11).

2013 Acquisitions

During 2013, the Company completed four acquisitions for a total purchase price of $264 million, or $213 million net of cash acquired and deferred consideration associated with the UMass acquisition.

On January 2, 2013, the Company completed the acquisition of the clinical outreach and anatomic pathology businesses of UMass Memorial Medical Center ("UMass"). The purchase price included $50 million of deferred consideration that is included in other liabilities at December 31, 2013. This purchase was the first step in a series of transactions between the parties whereby the two organizations expect to eventually have a financial stake in a new entity that will perform diagnostic information testing services in a defined territory within the state of Massachusetts. The assets acquired at the acquisition date primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles (see Note 11). In addition the Company granted to UMass a call option and UMass granted to the Company a put option for UMass to acquire an 18.90% equity interest in a newly formed entity. The put and call options have a remaining vesting period of approximately 15 months (see Note 7).

On May 15, 2013, the Company completed the acquisition of the toxicology and clinical laboratory business of Advanced Toxicology Network ("ATN") from Concentra, a subsidiary of Humana Inc. The assets acquired at the acquisition date primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles (see Note 11).

On June 22, 2013, the Company completed the acquisition of certain lab-related clinical outreach service operations of Dignity Health ("Dignity"), a hospital system in California. The assets acquired at the acquisition date primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles (see Note 11).

On October 7, 2013, the Company completed the acquisition of ConVerge Diagnostic Services, LLC ("ConVerge"). ConVerge is a leading full-service laboratory providing clinical, cytology and anatomic pathology testing services to patients, physicians and hospitals in New England. The assets acquired at the acquisition date primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles (see Note 11).

Pro Forma Combined Financial Information

Supplemental pro forma combined financial information has not been presented as the combined impact of the Athena and Celera acquisitions in 2011, the S.E.D. acquisition in 2012, and the combined impact of the UMass, ATN, Dignity and ConVerge acquisitions in 2013 were not material to the Company's consolidated financial statements.

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

Sale of Enterix

In September 2013, the Company completed the sale of Enterix and recorded a pre-tax loss of approximately $40 million associated with the sale, which is included in other operating expense (income), net. The Enterix business has not been

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

reclassified to discontinued operations due to the level of continuing involvement in the Enterix business subsequent to its sale. The continuing involvement relates to a minimum purchase agreement between the acquiror of the Enterix business and the Company.

Sale of HemoCue

In April 2013, the Company completed the sale of HemoCue and recorded an after-tax gain of $14 million (including foreign currency translation adjustments, partially offset by income tax expense and transaction costs), which is included in discontinued operations in 2013. For further details regarding the sale of HemoCue, see Note 19.

Sale of OralDNA

The Company completed the sale of OralDNA in December 2012. For further details regarding the sale of OralDNA, see Note 19.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

7.     FAIR VALUE MEASUREMENTS

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$50	$50	$—	$—
Cash surrender value of life insurance policies	29	—	29	—
Put Option	4	—	—	4
Forward starting interest rate swaps	2	—	2	—

Total	$85	$50	$31	$4

Liabilities:
Deferred compensation liabilities	$84	$—	$84	$—
Interest rate swaps	34	—	34	—
Call option	8	—	—	8

Total	$126	$—	$118	$8

December 31, 2012
Assets:
Trading securities	$52	$52	$—	$—
Cash surrender value of life insurance policies	25	—	25	—
Interest rate swaps	1	—	1	—
Available-for-sale equity securities	1	—	—	1

Total	$79	$52	$26	$1

Liabilities:
Deferred compensation liabilities	$82	$—	$82	$—
Interest rate swaps	3	—	3	—

Total	$85	$—	$85	$—

The Company offers certain employees the opportunity to participate in non-qualified supplemental deferred compensation plans. A participant's deferrals, together with Company matching credits, are invested in a variety of participant-directed stock and bond mutual funds that are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation. The deferred compensation liabilities are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the trading securities.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

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

The fair value measurements of the Company's interest rate swaps and forward starting swaps are model-derived valuations as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions.

Investment in available-for-sale equity securities consists of the revaluation of an existing investment in unregistered common shares of a publicly-held company. This investment was classified within Level 3 because the unregistered securities contained restrictions on their sale, and therefore, the fair value measurement reflected a discount for the effect of the restriction.

In connection with the acquisition of certain businesses of UMass, the Company granted to UMass a call option and UMass granted to the Company a put option for UMass to acquire an 18.90% equity interest in a newly formed entity. The put and call options are derivative instruments that have a remaining vesting period of approximately 15 months and their fair values have been measured using a combination of discounted cash flows and the Black-Scholes-Merton option pricing model (See Note 5).

The following table provides a reconciliation of the beginning and ending balances of assets and liabilities using significant unobservable inputs:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Equity Securities	Put Option Derivative Asset	Total

Balance, December 31, 2012	$1	$—	$1
Purchases, additions and issuances	—	8	8
Total gains (losses) - realized/ unrealized:
Included in earnings	—	(4)	(4)
Included in other comprehensive income (loss)	(1)	—	(1)
Transfers in and out of Level 3	—	—	—
Balance, December 31, 2013	$—	$4	$4

Call Option Derivative Liability

Balance, December 31, 2012	$—
Purchases, additions and issuances	11
Total (gains) losses - realized/ unrealized:
Included in earnings	(3)
Transfers in and out of Level 3	—
Balance, December 31, 2013	$8

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

The unrealized gains and losses included in earnings for the year ended December 31, 2013 are reported in other non-operating income.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At December 31, 2013, the fair value of the Company’s debt was estimated at $3.5 billion, which exceeded the carrying value by $184 million. At December 31, 2012, the fair value of the Company's debt was estimated at $3.8 billion, which exceeded the carrying value by $481 million. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a non-recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Loss
December 31, 2012		Level 1	Level 2	Level 3

Net assets held for sale	$312	$—	$312	$—	$78

In connection with the Company's agreement to sell HemoCue and upon classification of this business as discontinued operations during the fourth quarter of 2012, net assets held for sale with a carrying amount of $390 million were written down to their fair value of $317 million, less estimated costs to sell of $5 million (or $312 million), resulting in a loss of $78 million. This charge was included in income (loss) from discontinued operations, net of taxes. Net assets held for sale at December 31, 2012, were classified within Level 2 and were measured based upon the estimated proceeds associated with the agreement to sell HemoCue.

8.    TAXES ON INCOME

The Company's pre-tax income from continuing operations consisted of $1.3 billion, $1.1 billion and $836 million from U.S. operations and $19 million, $18 million and $13 million from foreign operations for the years ended December 31, 2013, 2012 and 2011, respectively.

For the year ended December 31, 2013, pre-tax income from continuing operations in the U.S., income tax expense and the effective tax rate, including the state and local income tax rate, net of federal benefit, were impacted by the gain on sale of royalty rights. For further details regarding the sale of royalty rights, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

The components of income tax expense for 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Current:
Federal	$417	$332	$266
State and local	59	61	60
Foreign	4	3	3

Deferred:
Federal	27	13	37
State and local	(6)	(6)	(11)
Foreign	(1)	(1)	—

Total	$500	$402	$355

A reconciliation of the federal statutory rate to the Company's effective tax rate for 2013, 2012 and 2011 was as follows:

	2013	2012	2011

Tax provision at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.8	3.4	3.7
Impact of foreign operations	(0.3)	(0.3)	—
Tax credits	(0.4)	(0.2)	(0.5)
Charge associated with settlement of certain legal claims (see Note 18), a portion for which a tax benefit has not been recorded	—	—	5.2
Transaction costs associated with business acquisitions (see Note 5), a portion for which a tax benefit has not been recorded	—	—	0.3
Non-deductible expenses, primarily meals and entertainment expenses	0.3	0.3	0.3
Impact of noncontrolling interests	(1.0)	(1.3)	(1.2)
Other, net	0.7	0.7	(1.0)

Effective tax rate	37.1%	37.6%	41.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2013 and 2012 were as follows:

	2013	2012
Current deferred tax assets:
Accounts receivable reserves	$85	$91
Liabilities not currently deductible	63	83

Total current deferred tax assets	$148	$174

Non-current deferred tax assets (liabilities):
Liabilities not currently deductible	$144	$140
Stock-based compensation	43	58
Capitalized R&D expense	6	11
Net operating loss carryforwards, net of valuation allowance	114	104
Depreciation and amortization	(475)	(485)

Total non-current deferred tax liabilities, net	$(168)	$(172)

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

At December 31, 2013 and 2012, non-current deferred tax assets of $24 million and $15 million, respectively, are recorded in other long-term assets in the consolidated balance sheet. At December 31, 2013 and 2012, non-current deferred tax liabilities of $192 million and $187 million, respectively, are included in other long-term liabilities in the consolidated balance sheet.

As of December 31, 2013, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of $180 million and $1.2 billion, respectively, which expire at various dates through 2033. Estimated net operating loss carryforwards for foreign income tax purposes are $37 million at December 31, 2013, some of which can be carried forward indefinitely while others expire at various dates through 2022. As of December 31, 2013 and 2012, deferred tax assets associated with net operating loss carryforwards of $140 million and $137 million, respectively, have each been reduced by valuation allowances of $34 million and $32 million, respectively.

Income taxes payable including those classified in other long-term liabilities in the consolidated balance sheets at December 31, 2013 and 2012, were $157 million and $251 million, respectively.

The total amount of unrecognized tax benefits as of and for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	2013	2012	2011

Balance, beginning of year	$199	$195	$152
Additions:
For tax positions of current year	11	12	63
For tax positions of prior years	12	10	9
Reductions:
Changes in judgment	(23)	(2)	(13)
Expirations of statutes of limitations	(2)	(6)	(3)
Settlements	(29)	(10)	(13)

Balance, end of year	$168	$199	$195

The contingent liabilities for tax positions primarily relate to uncertainties associated with the realization of tax benefits derived from the allocation of income and expense among state jurisdictions, the characterization and timing of certain tax deductions associated with business combinations, income and expenses associated with certain intercompany licensing arrangements, certain tax credits and the deductibility of certain settlement payments.

The total amount of unrecognized tax benefits as of December 31, 2013, that, if recognized, would affect the effective income tax rate from continuing operations is $136 million. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $3 million within the next twelve months.

Accruals for interest expense on contingent tax liabilities are classified in income tax expense in the consolidated statements of operations. Accruals for penalties have historically been immaterial. Interest expense included in income tax expense in each of the years ended December 31, 2013, 2012 and 2011 was approximately $3 million. As of both December 31, 2013 and 2012, the Company has approximately $13 million accrued, net of the benefit of a federal and state deduction, for the payment of interest on uncertain tax positions.

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

In the regular course of business, various federal, state, local and foreign tax authorities conduct examinations of the Company's income tax filings and the Company generally remains subject to examination until the statute of limitations expires

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

for the respective jurisdiction. The Internal Revenue Service (“IRS”) has completed its examinations of the Company's consolidated federal income tax returns up through and including the 2009 tax year; however, the Company is currently appealing several proposed tax adjustments for its 2008 and 2009 tax years. At this time, the Company does not believe that there will be any material additional payments beyond its recorded contingent liability reserves that may be required as a result of these tax audits. As of December 31, 2013, a summary of the tax years that remain subject to examination, or that are under appeal, for the Company's major jurisdictions are:

United States - federal        2008 - 2013
United States - various states    2005 - 2013

9.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow data for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011

Depreciation expense	$204	$207	$214
Amortization expense	79	80	67

Interest paid	167	163	162
Income taxes paid	568	305	285

Assets acquired under capital leases	13	6	8

Businesses acquired:
Fair value of assets acquired	280	51	1,560
Fair value of liabilities assumed	16	—	148

Fair value of net assets acquired	264	51	1,412
Merger consideration paid (payable)	(50)	—	(1)

Cash paid for business acquisitions	214	51	1,411
Less: Cash acquired	1	—	112

Business acquisitions, net of cash acquired	$213	$51	$1,299

Supplemental continuing operations data for the statement of operations for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011

Depreciation expense	$203	$204	$211

Interest expense	(162)	(168)	(172)
Interest income	3	3	2

Interest expense, net	$(159)	$(165)	$(170)

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

10.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2013 and 2012 consisted of the following:

	2013	2012

Land	$30	$28
Buildings and improvements	365	353
Laboratory equipment, furniture and fixtures	1,248	1,212
Leasehold improvements	452	436
Computer software developed or obtained for internal use	581	521
Construction-in-progress	130	74

	2,806	2,624
Less: Accumulated depreciation and amortization	(2,001)	(1,868)

Total	$805	$756

11.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012

Balance, beginning of year	$5,536	$5,796
Goodwill acquired during the year	150	28
Goodwill impairment and write-off associated with sale of businesses during the year	(37)	(85)
Reclassification to non-current assets held for sale	—	(219)
Increase related to foreign currency translation	—	16

Balance, end of year	$5,649	$5,536

Approximately 90% of the Company’s goodwill as of December 31, 2013 and 2012 was associated with its DIS business.

For the year ended December 31, 2013, goodwill acquired was principally associated with the UMass, ATN, Dignity and ConVerge acquisitions. Goodwill acquired associated with the UMass, ATN and Dignity acquisitions, totaling $131 million, is deductible for tax purposes. Goodwill acquired associated with the ConVerge acquisition totaled $19 million, of which $4 million is deductible for tax purposes. These acquisitions also resulted in $108 million of intangible assets, principally comprised of customer-related intangibles. For the year ended December 31, 2012, goodwill acquired was principally associated with the acquisition of S.E.D., which is deductible for tax purposes. This acquisition resulted in $19 million of intangible assets, principally comprised of customer-related intangibles. See Note 5 for further details regarding acquisitions.

For the year ended December 31, 2013, the $37 million of goodwill written-off was associated with the sale of Enterix.
For the year ended December 31, 2012, goodwill impairment was associated with the agreement to sell HemoCue and the write-off of goodwill was associated with the sale of OralDNA. For further details regarding the sale of Enterix, see Note 6. For further details regarding goodwill included in non-current assets held for sale as of December 31, 2012, see Note 19.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Intangible assets at December 31, 2013 and 2012 consisted of the following:

	Weighted Average Amort-ization Period (Years)	December 31, 2013			December 31, 2012
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related intangibles	18	$670	$(210)	$460	$567	$(173)	$394
Non-compete agreements	4	43	(27)	16	38	(17)	21
Technology	14	119	(28)	91	131	(25)	106
Other	8	141	(57)	84	142	(38)	104

Total	16	973	(322)	651	878	(253)	625

Intangible assets not subject to amortization:
Tradenames		244	—	244	246	—	246
Other		1	—	1	1	—	1

Total intangible assets		$1,218	$(322)	$896	$1,125	$(253)	$872

Amortization expense related to intangible assets was $79 million, $75 million and $61 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2013 is as follows:

Year Ending December 31,
2014	$77
2015	66
2016	60
2017	57
2018	50
Thereafter	341

Total	$651

For the year ended December 31, 2013, intangible assets associated with the sale of Enterix with a net book value of $6 million (original cost of $14 million and accumulated amortization of $8 million) were written-off. For further details regarding the sale of Enterix, see Note 6. In December 2012, $219 million of goodwill and $111 million of intangible assets, net were reclassified to non-current assets held for sale in the consolidated balance sheets. For further discussion regarding assets held for sale, see Note 19.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

12.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2013 and 2012 consisted of the following:

	2013	2012

Trade accounts payable	$258	$204
Accrued wages and benefits	283	335
Income taxes payable	7	78
Accrued interest	61	61
Accrued expenses	311	338

Total	$920	$1,016

13.    DEBT

Current portion of long-term debt at December 31, 2013 and 2012 consisted of the following:

	2013	2012

Current portion of long-term debt	$212	$10

Short-term weighted average interest rates	1.17%	0.98%

Long-term debt at December 31, 2013 and 2012 consisted of the following:

	2013	2012

Floating Rate Senior Notes due March 2014	$200	$200
5.45% Senior Notes due November 2015	500	499
3.20% Senior Notes due April 2016	307	311
6.40% Senior Notes due July 2017	375	375
4.75% Senior Notes due January 2020	520	544
4.70% Senior Notes due April 2021	533	547
6.95% Senior Notes due July 2037	421	421
5.75% Senior Notes due January 2040	439	439
Other	37	28

Total long-term debt	3,332	3,364
Less: current portion of long-term debt	212	10

Total long-term debt, net of current portion	$3,120	$3,354

Secured Receivables Credit Facility

The Company has a $525 million secured receivables credit facility (the “Secured Receivables Credit Facility”) which was renewed in December 2013 and matures on December 5, 2014. Interest on the Secured Receivables Credit Facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. At December 31, 2013 and 2012, the Company's borrowing rate under the Secured Receivables Credit Facility was 0.86% and 0.97%, respectively. Borrowings under the Secured Receivables Credit Facility are collateralized by certain domestic receivables. At both December 31, 2013 and 2012, there were no outstanding borrowings under the Secured Receivables Credit Facility.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Senior Unsecured Revolving Credit Facility

In September 2011, the Company entered into a $750 million senior unsecured revolving credit facility (the “Credit Facility”) which replaced the Company's then existing $750 million senior unsecured revolving credit facility that was scheduled to mature in May 2012. Under the Credit Facility, the Company can issue letters of credit totaling $150 million, which reduce the available borrowing capacity. At December 31, 2013, letters of credit totaling less than $1 million were issued under the Credit Facility. Interest on the Credit Facility, which matures in September 2016, is based on certain published rates plus an applicable margin that will vary over a range from 75 basis points to 175 basis points based on changes in the Company's public debt ratings. At the option of the Company, it may elect to lock into LIBOR-based interest rates for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate, the federal funds rate or an adjusted LIBOR rate. At both December 31, 2013 and 2012, the Company's borrowing rate for LIBOR-based loans under the Credit Facility was LIBOR plus 1.125%. The Credit Facility contains various covenants, including the maintenance of certain financial ratios, which could impact the Company's ability to, among other things, incur additional indebtedness. At both December 31, 2013 and 2012, there were no outstanding borrowings under the Credit Facility.

2011 Senior Notes Offering

In March 2011, the Company completed a $1.25 billion senior notes offering (the “2011 Senior Notes”) that was sold in four tranches: (a) $200 million aggregate principal amount of three-month LIBOR plus 0.85% floating rate senior notes due March 24, 2014, (b) $300 million aggregate principal amount of 3.20% senior notes due April 1, 2016, (c) $550 million aggregate principal amount of 4.70% senior notes due April 1, 2021, and (d) $200 million aggregate principal amount of 5.75% senior notes due January 30, 2040. The Senior Notes due 2040 were a reopening of the $250 million aggregate principal amount of 5.75% senior notes due 2040 that were originally issued on November 17, 2009. The three-month LIBOR on the floating rate senior notes at December 31, 2013 and 2012 was 0.25% and 0.31%, respectively. These senior notes are unsecured obligations of the Company and rank equally with the Company's other senior unsecured obligations. None of the Company's senior notes have a sinking fund requirement.

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

Term Loan due 2012

The Term Loan due 2012 matured on May 31, 2012 and required principal repayments of $280 million on both March 31, 2012 and May 31, 2012. Interest under the Term Loan due 2012 was based on certain published rates plus an applicable margin that varied over a range from 40 basis points to 125 basis points based on changes in the Company's public debt ratings. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts was based on an alternate base rate, which was calculated by reference to the prime rate or federal funds rate. During 2012, the Company's borrowing rate for LIBOR-based loans was LIBOR plus 0.40%.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Fair Value Hedges

As further discussed in Note 14, the Company has hedged the risk of changes in fair value attributable to the variability in interest rates on a portion of certain senior notes through the use of interest rate swaps, which have been designated as fair value hedges. The carrying value of these senior notes have been increased (decreased) for changes in fair value of the related hedges and the amortization of the terminated hedges as of December 31, 2013 and 2012 as follows:

	Notional Amount Hedged	2013	2012

3.20% Senior Notes due April 2016	$200	$7	$11
4.75% Senior Notes due January 2020	350	24	49
4.70% Senior Notes due April 2021	400	(16)	(2)

		$15	$58

Maturities of Long-Term Debt

As of December 31, 2013, long-term debt maturing in each of the years subsequent to December 31, 2014 is as follows:

Year Ending December 31,
2015	$515
2016	305
2017	379
2018	1
2019	—
Thereafter	1,925

Total maturities of long-term debt	3,125
Unamortized discount	(20)
Fair value basis adjustments attributable to hedged debt	15

Total long-term debt, net of current portion	$3,120

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

14.    FINANCIAL INSTRUMENTS

Interest Rate Derivatives – Cash Flow Hedges

During the fourth quarter of 2013, the Company entered into various forward starting interest rate swap agreements (the "Forward Starting Interest Rate Swap Agreements") for an aggregate notional amount of $100 million. The Forward Starting Interest Rate Swap Agreements have fixed interest rates ranging from 3.625% to 3.744%. The Forward Starting Interest Rate Swaps Agreements were 23 to 24 month forward agreements that covered a ten-year hedging period and were entered into to hedge part of the Company's interest rate exposure associated with forecasted new debt issuances related to the refinancing of certain debt maturing through 2016. Through time the Company has entered into various interest rate lock agreements and forward starting interest rate swap agreements to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates. Prior to their maturity or settlement, the Company records derivative financial instruments, which have been designated as cash flow hedges, as either an asset or liability measured at their fair value. The effective portion of changes in the fair value of these derivatives represent deferred gains or losses that are recorded in accumulated other comprehensive (loss) income that are reclassified from accumulated other comprehensive (loss) income to the statement of operations in the same period or periods during which the hedged transaction affects earnings, which is when the Company recognizes interest expense on the hedged cash flows. The total net loss, net of taxes, recognized in accumulated other comprehensive (loss) income, related to the Company's cash flow hedges as of December 31, 2013 and 2012 was $5 million and $7 million, respectively. The loss recognized on the Company's cash flow hedges for the years ended December 31, 2013, 2012 and 2011, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within the next twelve months is $1 million.

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. In prior years, the Company entered into various fixed-to-variable interest rate swap agreements with an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 0.54% and one-month LIBOR plus 1.33%. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020. In July 2012, the Company monetized the value of these interest rate swap assets by terminating the hedging instruments. The asset value, including accrued interest through the date of termination, was $72 million and the amount to be amortized as a reduction of interest expense over the remaining terms of the hedged debt instruments was $65 million. Immediately after the termination of these interest rate swaps, the Company entered into new fixed-to-variable interest rate swap agreements on the same Senior Notes. The fixed-to-variable interest rate swap agreements that the Company entered into in July 2012 have an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 2.3% and one-month LIBOR plus 3.6%. During the fourth quarter of 2012, the Company entered into additional fixed-to-variable interest rate swap agreements with an aggregate notional amount of $400 million and variable interest rates based on one-month LIBOR plus a spread ranging from 3.4% to 5.1%. These derivative financial instruments are accounted for as fair value hedges on a portion of the Senior Notes due 2015 and a portion of the Senior Notes due 2021. In November 2013, the Company terminated the interest rate swaps associated with the Senior Notes due 2015. The asset value of these interest rate swaps through the date of termination was not material. Concurrently with the termination of the interest rate swaps associated with the Senior Notes due 2015, the Company entered into additional fixed-to-variable interest rate swap agreements. The fixed-to-variable interest rate swap agreements entered into in November 2013 have an aggregate notional amount of $200 million and variable interest rates based on one-month LIBOR plus a spread ranging from 2.45% to 2.46%. These derivative financial instruments are accounted for as fair value hedges on a portion of the Senior Notes due 2021.

The interest rate swaps associated with the Senior Notes due 2016, 2020 and 2021 are classified as liabilities with an aggregate fair value of $34 million at December 31, 2013. The interest rate swaps associated with the Senior Notes due 2016 were classified as assets with fair values of $1 million at December 31, 2012. The interest rate swaps associated with the Senior Notes due 2015, 2020 and 2021 were classified as liabilities with and aggregate fair value of $3 million at December 31, 2012. Since inception, the fair value hedges have been effective or highly effective; therefore, there is no impact on earnings for the years ended December 31, 2013, 2012 and 2011 as a result of hedge ineffectiveness.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	December 31, 2013		December 31, 2012
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	—	Other assets	$1
Forward starting interest rate swaps	Other assets	2		—

Liability Derivatives:
Interest rate swaps	Other liabilities	34	Other liabilities	3

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Put option	Other assets	4	Other assets	—

Liability Derivatives:
Call option	Other liabilities	8	Other liabilities	—

Total Net Derivatives Liabilities		$(36)		(2)

15.    PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY

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

Changes in Accumulated Other Comprehensive (Loss) Income by Component

The market value adjustments represent unrealized holding gains (losses) on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 14). For the years ended December 31, 2013, 2012 and 2011, the tax effects related to the market valuation adjustments and deferred losses were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

The changes in accumulated other comprehensive (loss) income by component for 2013, 2012 and 2011 were as follows:

	Foreign Currency Translation Adjustment	Market Value Adjustment	Deferred Loss	Other	Accumulated Other Comprehensive (Loss) Income

Balance, December 31, 2010	$14	$4	$(7)	$—	$11
Other comprehensive (loss) income before reclassifications	(13)	(3)	(2)	(1)	(19)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	1	(1)	—

Net current period other comprehensive (loss) income	(13)	(3)	(1)	(2)	(19)

Balance, December 31, 2011	1	1	(8)	(2)	(8)
Other comprehensive (loss) income before reclassifications	24	—	—	(3)	21
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	1	—	1

Net current period other comprehensive (loss) income	24	—	1	(3)	22

Balance, December 31, 2012	25	1	(7)	(5)	14
Other comprehensive (loss) income before reclassifications	2	(1)	1	1	3
Amounts reclassified from accumulated other comprehensive (loss) income	(29)	—	1	3	(25)

Net current period other comprehensive (loss) income	(27)	(1)	2	4	(22)

Balance, December 31, 2013	$(2)	$—	$(5)	$(1)	$(8)

For the year ended December 31, 2013, principally all of the gross foreign currency adjustment was reclassified from accumulated other comprehensive (loss) income to income (loss) from discontinued operations, net of taxes due to the completed sale of HemoCue.

Dividends

During each of the quarters of 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.30 per common share.

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

Share Repurchase Plan

In August 2013, the Company’s Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to $1.3 billion. The share repurchase

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

authorization has no set expiration or termination date. At December 31, 2013, $828 million remained available under the Company’s share repurchase authorization.

In January 2012, the Company’s Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to $1.1 billion.

Share Repurchases

On April 19, 2013, the Company entered into an accelerated share repurchase agreement ("ASR") with a financial institution to repurchase $450 million of the Company’s common stock as part of the Company’s Common Stock repurchase program. The ASR was structured as a combination of two transactions: (1) a treasury stock repurchase and (2) a forward contract which permitted the Company to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of the Company's common stock during the purchase period, less a fixed discount. Under the ASR, the Company paid $450 million to the financial institution and received 7.6 million shares of common stock, resulting in a final price per share of $59.46. The Company initially received 7.2 million shares of its common stock during the second quarter of 2013 and received an additional 0.4 million shares upon completion of the ASR during the third quarter of 2013. As of June 30, 2013, the Company recorded this transaction as an increase to treasury stock of $405 million, and recorded the remaining $45 million as a decrease to additional paid-in capital in the Company's consolidated balance sheets. Upon completion of the ASR in the third quarter of 2013, the Company reclassified the $45 million to treasury stock from additional paid-in capital on the consolidated balance sheets.

On September 4, 2013, the Company entered into an ASR with a financial institution to repurchase $350 million of the Company’s common stock as part of the Company’s Common Stock repurchase program. The ASR was structured as a combination of two transactions: (1) a treasury stock repurchase and (2) a forward contract which permitted the Company to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of the Company's common stock during the purchase period, less a fixed discount. Under the ASR, the Company paid $350 million to the financial institution and received 5.8 million shares of common stock, resulting in a final price per share of $60.73. The Company initially received 4.7 million shares of its common stock during the third quarter of 2013 and received an additional 1.1 million shares upon completion of the ASR during the fourth quarter of 2013. As of September 30, 2013, the Company recorded this transaction as an increase to treasury stock of $280 million, and recorded the remaining $70 million as a decrease to additional paid-in capital in the Company's consolidated balance sheets. Upon completion of the ASR in the fourth quarter of 2013, the Company reclassified the $70 million to treasury stock from additional paid-in capital on the consolidated balance sheets.

In addition to the ASRs previously discussed, the Company repurchased shares of its common stock on the open market. For the year ended December 31, 2013, the Company repurchased an additional 4.1 million shares of its common stock at an average price of $57.63 per share for a total of $237 million.

For the year ended December 31, 2012, the Company repurchased 3.4 million shares of its common stock at an average price of $58.31 per share for a total of $200 million.

For the year ended December 31, 2011, the Company repurchased 17.3 million shares of its common stock at an average price of $54.05 per share for $935 million, including 15.4 million shares purchased in the first quarter from SB Holdings Capitial Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $54.30 per share for a total of $835 million.

For the years ended December 31, 2013, 2012 and 2011 the Company reissued 3 million shares, 4 million shares and 4 million shares, respectively, for employee benefit plans.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

16.    STOCK OWNERSHIP AND COMPENSATION PLANS

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

The DLTIP provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Company common stock at an exercise price no less than the fair market value of the Company's common stock on the date of grant. The DLTIP also permits awards of restricted stock and restricted stock units to non-employee directors. Stock options granted under the DLTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant, and generally become exercisable in three equal annual installments beginning on the first anniversary date of the grant of the option regardless of whether the optionee remains a director of the Company. The maximum number of shares that may be issued under the DLTIP is 2.4 million shares. For the years ended December 31, 2013, 2012 and 2011, grants under the DLTIP totaled 75 thousand shares, 72 thousand shares and 60 thousand shares, respectively.

In general, the Company's practice has been to issue shares related to its stock-based compensation program from shares of its common stock held in treasury. See Note 15 for further information regarding the Company's share repurchase program.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

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

	2013	2012	2011

Weighted average fair value of options at grant date	$12.64	$15.87	$18.08
Expected volatility	25.8%	27%	27.2%
Dividend yield	1.4%	0.9%	0.8%
Risk-free interest rate	1.1% - 1.3%	1.3% - 1.5%	2.7% - 3.1%
Expected holding period, in years	5.5 - 6.7	6.7 - 7.5	6.8 - 7.6

The fair value of restricted stock awards and performance share units is the average market price of the Company's common stock at the date of grant.

Transactions under the stock option plans for 2013 were as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding, beginning of year	7.8	$51.68
Options granted	1.6	56.78
Options exercised	(2.8)	49.19
Options forfeited and canceled	(0.3)	49.69

Options outstanding, end of year	6.3	$54.20	6.2	$10

Exercisable, end of year	3.8	$52.39	2.6	$10
Vested and expected to vest, end of year	6.1	$54.16	6.2	$10

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing common stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised in 2013, 2012 and 2011 was $32 million, $45 million and $43 million, respectively.

As of December 31, 2013, there was $10 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.9 years.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

The following summarizes the activity relative to stock awards, including restricted stock awards, restricted stock units and performance share units, for 2013, 2012 and 2011:

	2013		2012		2011
	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
Shares outstanding, beginning of year	1.2	$56.84	2.0	$54.61	2.1	$51.54
Shares granted	0.8	56.79	0.8	57.78	0.9	56.81
Shares vested	(0.5)	56.25	(0.9)	52.62	(0.9)	48.93
Shares forfeited and canceled	(0.1)	56.92	(0.1)	57.09	(0.1)	55.47
Adjustment to estimate of performance share units to be earned	(0.7)	56.84	(0.6)	57.06	—	53.23

Shares outstanding, end of year	0.7	$57.20	1.2	$56.84	2.0	$54.61

As of December 31, 2013, there was $14 million of unrecognized stock-based compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted average period of 1.9 years. Total fair value of shares vested was $28 million, $53 million and $53 million for the years ended December 31, 2013, 2012 and 2011, respectively. The amount of unrecognized stock-based compensation cost is subject to change based on revisions, if any, to management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned at the end of the performance periods.

For the years ended December 31, 2013, 2012 and 2011, stock-based compensation expense totaled $28 million, $50 million and $72 million, respectively. Income tax benefits related to stock-based compensation expense totaled $11 million, $19 million and $28 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan (“ESPP”), substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock. The purchase price of the stock is 85% of the market price of the Company's common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees is 5 million. Approximately 404, 406 and 425 thousand shares of common stock were purchased by eligible employees in 2013, 2012 and 2011, respectively.

Defined Contribution Plans

The Company maintained qualified defined contribution plans covering substantially all of its employees. Prior to 2012, the Company matched employee contributions up to a maximum of 6%. As of January 1, 2012, the maximum Company matching contribution was reduced from 6% to 5% of eligible employee compensation. The Company's expense for contributions to its defined contribution plans aggregated $71 million, $73 million and $82 million for 2013, 2012 and 2011, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Supplemental Deferred Compensation Plans

The Company has a supplemental deferred compensation plan that is an unfunded, non-qualified plan that provides for certain management and highly compensated employees to defer up to 50% of their salary in excess of their defined contribution plan limits and for certain eligible employees, up to 95% of their variable incentive compensation. Prior to 2012, the Company matched employee contributions up to a maximum of 6%. As of January 1, 2012, the maximum Company matching contribution was reduced from 6% to 5% of eligible employee compensation. The compensation deferred under this plan, together with Company matching amounts, are credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation, Company match and earnings credited to their account. The Company maintained another unfunded, non-qualified supplemental deferred compensation plan that was not material. The amounts accrued under the Company's deferred compensation plans were $50 million and $52 million at December 31, 2013 and 2012, respectively. Although the Company is currently contributing all participant deferrals and matching amounts to trusts, the funds in these trusts, totaling $50 million and $52 million at December 31, 2013 and 2012, respectively, are general assets of the Company and are subject to any claims of the Company's creditors.

The Company also offers certain employees the opportunity to participate in a non-qualified deferred compensation program. Eligible participants are allowed to defer up to $20 thousand of eligible compensation per year. The Company matches employee contributions equal to 25%, up to a maximum of $5 thousand per plan year. A participant's deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. Each participant is fully vested in their deferred compensation and vest in Company matching contributions over a four-year period at 25% per year. The amounts accrued under this plan were $34 million and $30 million at December 31, 2013 and 2012, respectively. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program's liability. The cash surrender value of such life insurance policies was $29 million and $25 million at December 31, 2013 and 2012, respectively.

For the years ended December 31, 2013, 2012 and 2011, the Company's expense for matching contributions to these plans were not material.

17.    RELATED PARTY TRANSACTIONS

At December 31, 2010, GSK beneficially owned approximately 18% of the outstanding shares of Quest Diagnostics common stock. On January 31, 2011, the Company agreed to repurchase from SB Holdings Capital Inc., a wholly-owned subsidiary of GSK, approximately one-half of GSK's ownership interest in the Company, or 15.4 million shares of the Company's common stock, at a purchase price of $54.30 per share for $835 million (the “Repurchase”).

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

18.     COMMITMENTS AND CONTINGENCIES

Letter of Credit Lines and Contractual Obligations

The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 18, 2014.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $59 million in letters of credit were outstanding at December 31, 2013. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 2013 are as follows:

Year Ending December 31,
2014	$189
2015	149
2016	107
2017	72
2018	43
2019 and thereafter	174

Minimum lease payments	734
Noncancelable sub-lease income	—

Net minimum lease payments	$734

Operating lease rental expense for 2013, 2012 and 2011 totaled $223 million, $211 million and $218 million, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays, is recorded on a straight-line basis over the term of the lease.

The Company has certain noncancelable commitments to purchase products or services from various suppliers, mainly for consulting and other service agreements, and standing orders to purchase reagents and other laboratory supplies. At December 31, 2013, the approximate total future purchase commitments are $279 million, of which $88 million are expected to be incurred in 2014, $110 million are expected to be incurred in 2015 through 2016 and the balance thereafter.

Contingent Lease Obligations

The Company remains subject to contingent obligations under certain real estate leases that were entered into by certain predecessor companies of a subsidiary prior to the Company's acquisition of the subsidiary. While over the course of many years, the title to the properties and interest in the subject leases have been transferred to third parties and the subject leases have been amended several times by such third parties, the lessors have not formally released the subsidiary predecessor companies from their original obligations under the leases and therefore remain contingently liable in the event of default. The remaining terms of the lease obligations and the Company's corresponding indemnifications range from 10 to 34 years. The lease payments under certain leases are subject to market value adjustments and contingent rental payments and therefore, the total contingent obligations under the leases cannot be precisely determined but are likely to total several hundred million dollars. A claim against the Company would be made only upon the current lessee's default and after a series of claims and corresponding defaults by third parties that precede the Company in the order of liability. The Company also has certain indemnification rights from other parties to recover losses in the event of default on the lease obligations. The Company believes that the likelihood of its performance under these contingent obligations is remote and no liability has been recorded for any potential payments under the contingent lease obligations.

Settlements

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

In June 2013, a putative class action entitled Mt. Lookout Chiropractic Center Inc. v. Quest Diagnostics Incorporated, et al. was filed against the Company, two of its subsidiaries and others in state court in Illinois. The complaint alleged that the defendants violated the federal Telephone Consumer Protection Act by sending fax advertisements without permission and

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

without the required opt-out notice, and sought monetary damages and injunctive relief. The parties settled the matter and the court approved the settlement.

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

In November 2009, the U.S. District Court for the Southern District of New York partially unsealed a civil complaint, U.S. ex rel. Fair Laboratory Practices Associates v. Quest Diagnostics Incorporated, filed against the Company under the whistleblower provisions of the federal False Claims Act. The complaint alleged, among other things, violations of the federal Anti-Kickback Statute and the federal False Claims Act in connection with the Company's pricing of laboratory services. The complaint seeks damages for alleged false claims associated with laboratory tests reimbursed by government payers, treble damages and civil penalties. In March 2011, the district court granted the Company's motion to dismiss the relators' complaint and disqualified the relators and their counsel from pursuing an action based on the facts alleged in the complaint; the relators filed a notice of appeal. In July 2011, the government filed a notice declining to intervene in the action and the Court entered a final judgment in the Company's favor. The relators appealed. The Second Circuit U.S. Court of Appeals affirmed the judgment of the trial court.

In November 2010, a putative class action entitled Seibert v. Quest Diagnostics Incorporated, et al. was filed against the Company and certain former officers of the Company in New Jersey state court, on behalf of the Company's sales people nationwide who were over forty years old and who either resigned or were terminated after being placed on a performance improvement plan. The complaint alleges that the defendants' conduct violates the New Jersey Law Against Discrimination ("NJLAD"), and seeks, among other things, unspecified damages. The defendants removed the complaint to the United States District Court for the District of New Jersey. The plaintiffs filed an amended complaint that added claims under ERISA. The Company filed a motion seeking to limit the application of the NJLAD to only those members of the purported class who worked in New Jersey and to dismiss the individual defendants. The motion was granted. The only remaining NJLAD claim is that of the named plaintiff. Both parties have filed summary judgment motions. The defendants' motion was granted in part, but denied as to an ERISA claim, and the plaintiff's motion was denied. The plaintiff’s motion for class certification of the ERISA claim is pending.

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
(in millions unless otherwise indicated)

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

In June 2010, the Company received a subpoena from the Florida Attorney General's Office seeking documents relating to the Company's pricing and billing practices as they relate to Florida’s Medicaid program. The Company cooperated with the requests. In November 2013, the State of Florida intervened as a plaintiff in a civil lawsuit, Florida ex rel. Hunter Laboratories LLC v. Quest Diagnostics Incorporated, et al., filed in Florida Circuit Court. The suit, originally filed by a competitor laboratory, alleges that the Company overcharged Florida’s Medicaid program. Hunter Laboratories LLC filed similar lawsuits in Georgia, Massachusetts, Nevada and Virginia; in each of those lawsuits, the state attorney general’s office has not intervened.

In July 2013, Biotechnology Value Fund, L.P. and others filed a lawsuit in the United States District Court for the Northern District of California against the Company, Celera, former directors of Celera and Credit Suisse Securities (USA) LLC (“Credit Suisse”) alleging, among other things, federal securities laws violations and breach of fiduciary duty claims against Celera, its directors and Credit Suisse. The defendants’ motion to dismiss the complaint was granted. The plaintiffs are seeking leave to file an amended complaint.

In October 2013, the Company commenced a lawsuit in the U.S. District Court for the Central District of California seeking a declaration that the Company’s BRCA1 and 2 tests do not infringe several patents of Myriad Genetics, Inc., or that the patents are invalid. Later that month, Myriad and its partners commenced a lawsuit in the U.S. District Court for the Central District of Utah against the Company alleging that the Company’s BRCA 1 and 2 tests infringed Myriad’s patents. Myriad moved to dismiss the Company’s lawsuit and to transfer all cases involving its BRCA 1 and 2 patents to the federal court in Utah. The Company opposes Myriad’s motions and has filed motions to dismiss, stay or transfer to the federal court in California Myriad’s lawsuit.

In addition, the Company and certain of its subsidiaries have received a subpoena from the Department of Health and Human Services Office of Inspector General and is cooperating with its request.

The federal or state governments may bring claims based on the Company's current practices, which it believes are lawful. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers. The Company is aware of certain pending individual or class action lawsuits, and has received several subpoenas, related to billing practices filed under the qui tam provisions of the Civil False Claims Act and/or other federal and state statutes, regulations or other laws. The Company understands that there may be other pending qui tam claims brought by former employees or other "whistle blowers" as to which the Company cannot determine the extent of any potential liability.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of December 31, 2013, the Company does not believe that any losses related to the Legal Matters described above are probable. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the Legal Matters described above, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Reserves for Legal Matters

Reserves for legal matters, other than those described above in "Legal Matters", totaled less than $5 million at both December 31, 2013 and 2012.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled approximately $121 million and $110 million as of December 31, 2013 and 2012, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

19.    HELD FOR SALE AND DISCONTINUED OPERATIONS
During the fourth quarter of 2012, the Company committed to a plan to sell HemoCue. In February 2013, the Company entered into an agreement to sell HemoCue for approximately $300 million plus estimated cash on hand at closing and other customary working capital adjustments. The Company completed the sale of HemoCue in April 2013. The Company completed the sale of OralDNA in December 2012. As a result, the Company's 2012 results include charges in discontinued operations for the asset impairment associated with HemoCue and the loss on sale associated with OralDNA totaling $86 million. Discontinued operations also includes a $8 million income tax expense related to the re-valuation of deferred tax assets associated with HemoCue and a $4 million income tax benefit related to the remeasurement of deferred taxes associated with HemoCue as a result of an enacted income tax rate change in Sweden.

Income (loss) from discontinued operations, net of taxes for the year ended December 31, 2013 includes a gain of $14 million (including foreign currency translation adjustments, partially offset by income tax expense and transaction costs) associated with the sale of HemoCue. In addition, income (loss) from discontinued operations, net of taxes for the year ended December 31, 2013, includes discrete tax benefits of $20 million associated with favorable resolution of certain tax contingencies related to our NID business.
Results of operations for HemoCue and OralDNA have been reported as discontinued operations in the accompanying consolidated financial statements and related notes to consolidated financial statements for all periods presented. At December 31, 2012, the assets and liabilities of HemoCue have been reported as held for sale in the accompanying balance sheet.
Results of operations for NID have been reported as discontinued operations in the accompanying consolidated statements of operations and related disclosures for all periods presented. The Company began reporting NID as a discontinued operation in 2006 and will continue to report NID as a discontinued operation until uncertain tax benefits associated with NID are resolved.

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
(in millions unless otherwise indicated)

finalized separate settlement agreements with certain states and paid approximately $6 million, which had been previously reserved for.

Summarized financial information for the discontinued operations is set forth below:

	2013	2012	2011

Net revenues	$28	$117	$119
Income (loss) from discontinued operations before taxes	25	(74)	7
Income tax expense (benefit)	(10)	—	(5)

Income (loss) from discontinued operations, net of taxes	$35	$(74)	$12

The following table summarizes the HemoCue assets and liabilities held for sale in the consolidated balance sheets at December 31, 2012:

2012
Assets held for sale:
Cash and cash equivalents	$17
Accounts receivable, net	15
Inventories	5
Prepaid expenses and other current assets	3

Total current assets held for sale	40

Property, plant and equipment, net	24
Goodwill	219
Intangible assets, net	111

Total non-current assets held for sale	$354

Liabilities held for sale:
Accounts payable and accrued expenses	$21
Current portion of long-term debt	1

Total current liabilities held for sale	22

Long-term debt	16
Other liabilities	44

Total non-current liabilities held for sale	$60

Continuing cash flows from discontinued operations were not material.

The remaining balance sheet information related to NID and OralDNA was not material at December 31, 2013 and 2012. The remaining balance sheet information related to HemoCue was not material at December 31, 2013.

20.    BUSINESS SEGMENT INFORMATION

The clinical testing that the Company performs is an essential element in the delivery of healthcare services. Physicians use clinical testing to assist in detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

The Company's DIS business provides insights through clinical testing and related services that empower and enable patients, physicians, hospitals, integrated delivery networks, health plans, employers and others to make better healthcare decisions. The Company provides clinical testing, including routine testing, gene-based and esoteric testing, anatomic pathology services and drugs-of-abuse testing, as well as related services and insights. Customers of the DIS business include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories. The DIS business accounted for greater than 90% of net revenues from continuing operations in 2013, 2012 and 2011.

All other operating segments are included in the Company's DS business and consist of its risk assessment services, clinical trials testing, diagnostic products and healthcare information technology. The Company's DS business offers a variety of solutions for life insurers, healthcare providers and others. The Company provides risk assessment services for the life insurance industry and also provides testing for clinical trials. In addition, the Company offers healthcare organizations and clinicians robust information technology solutions and diagnostic products, including test kits.

During the first quarter of 2013, the Company acquired certain operations of UMass. During the second quarter of 2013, the Company acquired the operations of ATN and Dignity. During the fourth quarter of 2013, the Company acquired the operations of ConVerge. The acquired operations of UMass, ATN, Dignity and ConVerge are included in the Company's DIS business. In addition, the Company completed the sale of Enterix in the third quarter of 2013, which is included in all other operating segments.

During the first quarter of 2012, the Company acquired the operations of S.E.D., which is included in the Company's DIS business.

During the second quarter of 2011, the Company acquired Athena and Celera. Athena is included in the Company's DIS business. The majority of Celera's operations are included in the Company's DIS business, with the remainder in all other operating segments.

On April 19, 2006, the Company decided to discontinue NID’s operations. The Company completed the sale of OralDNA in the fourth quarter of 2012 and completed the sale of HemoCue in the second quarter of 2013. The results of operations for NID, OralDNA and HemoCue have been classified as discontinued operations for all periods presented. See Note 19 for further details regarding discontinued operations.

At December 31, 2013, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

The following table is a summary of segment information for the years ended December 31, 2013, 2012 and 2011. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. Certain general operating expenses in 2012 and 2011 have been reclassified to conform to the current year presentation of the Company's businesses. General management and administrative corporate expenses, the amortization of intangibles assets, other miscellaneous operating income and expenses, the third quarter of 2013 pre-tax gain on sale of the ibrutinib royalty rights and pre-tax loss on sale of Enterix (see Note 6) and the Medi-Cal charge in the first quarter of 2011 of $236 million (see Note 18), are included in general corporate income (expenses), net. The accounting policies of the segments are the same as those of the Company as set forth in Note 2.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

	2013	2012	2011
Net revenues:
DIS business (a)	$6,587	$6,820	$6,812
All other operating segments (a)	559	563	580
Total net revenues	$7,146	$7,383	$7,392

Operating earnings (loss):
DIS business (a)	$1,201	$1,370	$1,380
All other operating segments (a)	76	67	73
General corporate income (expenses), net	198	(236)	(466)
Total operating income	1,475	1,201	987
Non-operating expenses, net	(127)	(133)	(138)
Income from continuing operations before taxes	1,348	1,068	849
Income tax expense	500	402	355
Income from continuing operations	848	666	494
Income (loss) from discontinued operations, net of taxes	35	(74)	12
Net income	883	592	506
Less: Net income attributable to noncontrolling interests	34	36	35
Net income attributable to Quest Diagnostics	$849	$556	$471

	2013	2012	2011
Depreciation and amortization:
DIS business (a)	$189	$188	$195
All other operating segments (a)	12	13	13
General corporate	82	77	64

	283	278	272
Adjustments: Discontinued operations	—	9	9

Total depreciation and amortization	$283	$287	$281

Capital expenditures:
DIS business (a)	$196	$145	$132
All other operating segments (a)	26	24	20
General corporate	9	11	7

	231	180	159
Adjustments: Discontinued operations	—	2	2

Total capital expenditures	$231	$182	$161

(a) - DIS excludes the results for OralDNA, and all other operating segments excludes the results of HemoCue, which met the criteria for discontinued operations at December 31, 2012 and, accordingly, are included in discontinued operations for all periods presented.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

21.    SUBSEQUENT EVENTS

On January 22, 2014, the Company announced that it has entered into a definitive agreement under which it will acquire Solstas Lab Partners Group and its subsidiaries ("Solstas") for $570 million. Solstas is a full-service commercial laboratory based in Greensboro, North Carolina. Solstas operates in nine states throughout the Southeastern United States, including the Carolinas, Virginia, Tennessee, Georgia and Alabama. The Company expects to complete the acquisition in the first half of 2014, subject to regulatory approval and customary closing conditions.

On January 30, 2014, the Company announced that its Board of Directors authorized an increase in the quarterly cash dividend for the first quarter of 2014 from $0.30 per common share to $0.33 per common share, representing a 10% increase in the dividend rate.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited)
(in millions, except per share data)

2013 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(b)	(c)	(d)	(e)
Net revenues	$1,787	$1,815	$1,788	$1,756	$7,146
Gross profit	695	721	699	705	2,820

Income from continuing operations	124	161	412	151	848
Income from discontinued operations, net of taxes	20	13	2	—	35
Net income	144	174	414	151	883
Less: Net income attributable to noncontrolling interests	8	9	9	8	34
Net income attributable to Quest Diagnostics	$136	$165	$405	$143	$849

Amounts attributable to Quest Diagnostics' stockholders:
Income from continuing operations	$116	$152	$403	$143	$814
Income from discontinued operations, net of taxes	20	13	2	—	35
Net income	$136	$165	$405	$143	$849

Earnings per share attributable to Quest Diagnostics' stockholders - basic:
Income from continuing operations	$0.73	$0.99	$2.68	$0.98	$5.35
Income (loss) from discontinued operations	0.13	0.08	0.02	(0.01)	0.23
Net income	$0.86	$1.07	$2.70	$0.97	$5.58

Earnings per share attributable to Quest Diagnostics' stockholders - diluted:
Income from continuing operations	$0.72	$0.99	$2.66	$0.97	$5.31
Income from discontinued operations	0.13	0.08	0.02	—	0.23
Net income	$0.85	$1.07	$2.68	$0.97	$5.54

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited)
(in millions, except per share data)

2012 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(f)	(g)	(h)	(i) (j)
Net revenues	$1,909	$1,878	$1,822	$1,774	$7,383
Gross profit	800	776	741	701	3,018

Income from continuing operations	165	184	167	150	666
Income (loss) from discontinued operations, net of taxes	3	2	5	(84)	(74)
Net income	168	186	172	66	592
Less: Net income attributable to noncontrolling interests	9	8	9	10	36
Net income attributable to Quest Diagnostics	$159	$178	$163	$56	$556

Amounts attributable to Quest Diagnostics' stockholders:
Income from continuing operations	$156	$176	$158	$140	$630
Income (loss) from discontinued operations, net of taxes	3	2	5	(84)	(74)
Net income	$159	$178	$163	$56	$556

Earnings per share attributable to Quest Diagnostics' stockholders - basic:
Income from continuing operations	$0.98	$1.10	$0.99	$0.88	$3.96
Income (loss) from discontinued operations	0.02	0.02	0.03	(0.53)	(0.47)
Net income	$1.00	$1.12	$1.02	$0.35	$3.49

Earnings per share attributable to Quest Diagnostics' stockholders - diluted:
Income from continuing operations	$0.97	$1.09	$0.98	$0.87	$3.92
Income (loss) from discontinued operations	0.02	0.02	0.03	(0.53)	(0.46)
Net income	$0.99	$1.11	$1.01	$0.34	$3.46

(a)
In December 2012, the Company committed to a plan to sell HemoCue and completed the sale of OralDNA. During the third quarter of 2006, the Company completed its wind down of NID and classified the operations of NID as discontinued operations. Results of operations have been prepared to report the results of HemoCue, OralDNA and NID as discontinued operations for all periods presented (see Note 19).

(b)
Includes pre-tax charges of $45 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating the Company. Of these costs, $18 million and $27 million were included in cost of services and selling, general and administrative expenses, respectively.

(c)
Includes pre-tax charges of $19 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating the Company. Of these costs, $7 million and $12 million were included in cost of services and selling, general and administrative expenses, respectively. Income (loss) from discontinued operations, net of taxes includes a gain on the sale of HemoCue of $14 million (see Note 19).

(d)
Includes pre-tax charges of $39 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating the Company. Of these costs, $11 million and $28 million were included in cost of services and selling, general and administrative expenses, respectively. Also includes pre-tax gain on sale of royalty rights of $474 million and the pre-tax loss of $40 million associated with the sale of the Enterix (see Note 6).

(e)
Includes pre-tax charges of $12 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating the Company. Of these costs, $7 million and $5 million were included in cost of services and selling, general and administrative expenses, respectively.

(f)
Includes pre-tax charges of $13 million, primarily associated with professional fees incurred in connection with further restructuring and integrating the Company. Of these costs, $4 million and $9 million were included in cost of services and selling, general and administrative expenses, respectively. Also includes pre-tax charges of $7 million, principally representing severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of the Company's prior CEO.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited)
(in millions, except per share data)

(g)
Includes pre-tax charges of $13 million, primarily associated with professional fees and workforce reductions incurred in connection with further restructuring and integrating the Company. Of these costs, $5 million and $8 million were included in cost of services and selling, general and administrative expenses, respectively. Also includes pre-tax charges of $3 million, principally representing severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of the Company's prior CEO.

(h)
Includes pre-tax charges of $44 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating the Company. Of these costs, $20 million and $24 million were included in cost of services and selling, general and administrative expenses, respectively.

(i)
Includes pre-tax charges of $36 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating the Company. Of these costs, $23 million and $13 million were included in cost of services and selling, general and administrative expenses, respectively. In addition, management estimates that the impact of severe weather during the fourth quarter adversely affected operating income by $16 million.

(j)
Includes related charges in discontinued operations for the asset impairment associated with HemoCue and the loss on sale associated with OralDNA totaling $86 million. Discontinued operations also includes an $8 million income tax expense related to the re-valuation of deferred tax assets associated with HemoCue and a $4 million income tax benefit related to the remeasurement of deferred taxes associated with HemoCue as a result of an enacted income tax rate change in Sweden.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
(in millions)

	Balance at 1-1-13	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-13
Year Ended December 31, 2013
Doubtful accounts and allowances	$236	$270	$270	(a)	$236

	Balance at 1-1-12	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-12
Year Ended December 31, 2012
Doubtful accounts and allowances	$237	$269	$270	(a)	$236

	Balance at 1-1-11	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-11
Year Ended December 31, 2011
Doubtful accounts and allowances	$229	$280	$272	(a)	$237

(a)	Primarily represents the write-off of accounts receivable, net of recoveries.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
EXHIBITS TO FORM 10-K
For the fiscal year ended December 31, 2013
Commission File No. 001-12215
QUEST DIAGNOSTICS INCORPORATED

Exhibit Number	Description
3.1
Restated Certificate of Incorporation (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: May 21, 2013) and incorporated herein by reference) (Commission File Number 001-12215)

3.2
Amended and Restated By-Laws of the Company (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: October 10, 2013) and incorporated herein by reference) (Commission File Number 001-12215)

4.1
Form of 5.45% Exchange Senior Note due 2015, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 1, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.2
Form of 6.40% Senior Note due 2017, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission file Number 001-12215)

4.3
Form of 6.95% Senior Note due 2037, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission file Number 001-12215)

4.4
Form of 4.750% Senior Note due 2020, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission file Number 001-12215)

4.5
Form of 5.750% Senior Note due 2040, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission file Number 001-12215)

4.6
Form of 3.200% Senior Note due 2016, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.7
Form of 4.700% Senior Note due 2021, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.8
Form of Floating Rate Senior Note due 2014, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.9
Indenture dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and the Trustee (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.10
First Supplemental Indenture, dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.11
Second Supplemental Indenture, dated as of November 26, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 26, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.12
Third Supplemental Indenture, dated as of April 4, 2002, among the Company, the Additional Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: April 1, 2002) and incorporated herein by reference) (Commission File Number 001-12215)

4.13
Fourth Supplemental Indenture dated as of March 19, 2003, among Unilab Corporation (f/k/a Quest Diagnostics Newco Incorporated), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference) (Commission File Number 001-12215)

4.14
Fifth Supplemental Indenture dated as of April 16, 2004, among Unilab Acquisition Corporation (d/b/a FNA Clinics of America), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference) (Commission File Number 001-12215)

4.15
Sixth Supplemental Indenture dated as of October 31, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: October 31, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.16
Seventh Supplemental Indenture dated as of November 21, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 21, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.17
Eighth Supplemental Indenture dated as of July 31, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: July 31, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

4.18
Ninth Supplemental Indenture dated as of September 30, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: September 30, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

4.19
Tenth Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.20
Eleventh Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.21
Twelfth Supplemental Indenture dated as of June 25, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.22
Thirteenth Supplemental Indenture dated as of November 17, 2009, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission File Number 001-12215)

4.23
Fourteenth Supplemental Indenture dated as of March 24, 2011, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.24
Fifteenth Supplemental Indenture dated as of November 30, 2011, among the Company, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's 2011 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.1
Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference) (Commission File Number 001-12215)

10.2
Amendment No. 1 dated as of December 12, 2008 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent (filed as an Exhibit to the Company's 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.3
Amendment No. 2 dated as of December 11, 2009 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi, UFJ, Ltd., New York Branch, as Administrative Agent (filed as an Exhibit to the Company's 2009 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.4
Amendment No. 3 dated as of December 10, 2010 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi, UFJ, Ltd., New York Branch as Administrative Agent (filed as an Exhibit to the Company's 2010 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.5
Amendment No. 4 dated as of December 9, 2011 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi, UFJ, Ltd., New York Branch as Administrative Agent (filed as an Exhibit to the Company's 2011 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.6
Amendment No. 5 dated as of December 7, 2012 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi, UFJ, Ltd., New York Branch as Administrative Agent (filed as an Exhibit to the Company's 2012 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.7*
Amendment No. 6 dated as of October 23, 2013 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi, UFJ, Ltd., New York Branch as Administrative Agent

10.8*
Amendment No. 7 dated as of December 6, 2013 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi, UFJ, Ltd., New York Branch as Administrative Agent

10.9
Third Amended and Restated Receivables Sale Agreement dated as of December 12, 2008, among the Company, its subsidiaries who are or become a seller thereunder, as the Sellers, and Quest Diagnostics Receivables Inc., as the Buyer (filed as an Exhibit to the Company's 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.10
Amended and Restated Employee Stock Purchase Plan (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference) (Commission File Number 001-12215)

10.11*‡	Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan as amended February 14, 2014

10.12*‡	Amended and Restated Quest Diagnostics Incorporated Long-Term Incentive Plan for Non-Employee Directors as amended February 14, 2014

10.13‡
Amended and Restated Deferred Compensation Plan For Directors as amended October 31, 2008 (filed as an Exhibit to the Company's 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.14‡
Form of Equity Award Agreement dated as of February 25, 2013 (filed as an Exhibit to the Company's quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference) (Commission File Number 001-12215)

10.15‡
Form of Equity Award Agreement dated as of August 19, 2013 (filed as an Exhibit to the Company's quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference) (Commission File Number 001-12215)

10.16‡
Supplemental Deferred Compensation Plan (Post 2004) amended December 22, 2008 (filed as an Exhibit to the Company's 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.17‡
Amendment No. 1 dated November 27, 2012 to Quest Diagnostics Incorporated Supplemental Deferred Compensation Plan (Post 2004) amended December 22, 2008 (filed as an Exhibit to the Company's 2012 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.18‡
Quest Diagnostics Supplemental Deferred Compensation Plan (Pre-2005) amended and restated November 27, 2012 (filed as an Exhibit to the Company's 2012 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.19‡	Senior Management Incentive Plan (filed as Appendix A to the Company's Definitive Proxy Statement dated March 28, 2003 and incorporated herein by reference) (Commission File Number 001-12215)

10.20‡
Amended and Restated Quest Diagnostics Incorporated Executive Officer Severance Plan (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: August 20, 2013) and incorporated herein by reference) (Commission File Number 001-12215)

10.21‡
AmeriPath Group Holdings, Inc. 2006 Stock Option and Restricted Stock Purchase Plan (filed as an Exhibit to the Company's registration statement on Form S-8 and incorporated herein by reference) (Commission File Number 333-143889)

10.22‡
Amendment dated as of August 17, 2007 to the AmeriPath Group Holdings, Inc. 2006 Stock Option and Restricted Stock Purchase Plan (filed as an Exhibit to the Company's 2007 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.23
The Profit Sharing Plan of Quest Diagnostics Incorporated, Amended and Restated effective as of January 1, 2012 (filed as an Exhibit to the Company's 2012 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.24
401(k) Savings Plan of Quest Diagnostics Incorporated, Amended and Restated effective as of January 1, 2012 (filed as an Exhibit to the Company's 2012 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.25‡	Form of Non-Employee Director Equity Award Agreement (filed as an Exhibit to the Company's 2011 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.26‡
Form of Non-Employee Director Elective Option Award Agreement (filed as an Exhibit to the Company's 2011 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.27‡
Employment Agreement between the Company and Kathy Ordoñez, dated as of March 17, 2011 (filed as an Exhibit to the Company's Schedule TO on March 28, 2011 and incorporated herein by reference) (Commission File Number 001-12215)

10.28‡
Employment Agreement between Stephen H. Rusckowski and the Company, dated April 3, 2012 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: April 9, 2012) and incorporated herein by reference) (Commission File Number 001-12215)

10.29‡
Consulting Agreement between the Company and Robert A. Hagemann dated July 31, 2013 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: July 29, 2013) and incorporated herein by reference) (Commission File Number 001-12215)

10.30*‡	Aircraft Timesharing Agreement dated as of December 17, 2013 between the Company and Stephen H. Rusckowski

11.1
Statement re: Computation of Earnings Per Common Share (the calculation of per share earnings is in Part II, Item 8, Note 3 to the consolidated financial statements (Earnings Per Share) and is omitted in accordance with Item 601(b)(11) of Regulation S-K)

21.1*	Subsidiaries of Quest Diagnostics Incorporated

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS*	dgx-20131231.xml

101.SCH*	dgx-20131231.xsd

101.CAL*	dgx-20131231_cal.xml

101.DEF*	dgx-20131231_def.xml

101.LAB*	dgx-20131231_lab.xml

101.PRE*	dgx-20131231_pre.xml

*	Filed herewith.

**	Furnished herewith.

‡	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.