Form 10-Q
period 2014-03-31
QUEST DIAGNOSTICS INC
filed 2014-05-01
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
Commission file number 001-12215

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2014, there were outstanding 144,485,296 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2014	2013
Net revenues	$1,746	$1,787

Operating costs and expenses:
Cost of services	1,101	1,092
Selling, general and administrative	415	448
Amortization of intangible assets	22	19
Other operating expense, net	—	1
Total operating costs and expenses	1,538	1,560

Operating income	208	227

Other income (expense):
Interest expense, net	(39)	(40)
Equity in earnings of equity method investees	6	6
Other income, net	1	4
Total non-operating expenses, net	(32)	(30)

Income from continuing operations before taxes	176	197
Income tax expense	65	73
Income from continuing operations	111	124
Income from discontinued operations, net of taxes	—	20
Net income	111	144

Less: Net income attributable to noncontrolling interests	7	8
Net income attributable to Quest Diagnostics	$104	$136

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$104	$116
Income from discontinued operations, net of taxes	—	20
Net income	$104	$136

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$0.72	$0.73
Income from discontinued operations	—	0.13
Net income	$0.72	$0.86

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$0.71	$0.72
Income from discontinued operations	—	0.13
Net income	$0.71	$0.85

Weighted average common shares outstanding:
Basic	144	158
Diluted	145	159

Dividends per common share	$0.33	$0.30
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(unaudited)
(in millions)

	Three Months Ended March 31,
	2014	2013
Net income	$111	$144

Other comprehensive loss:
Currency translation	(1)	(4)
Net deferred loss on cash flow hedges, net of tax	(2)	—
Other comprehensive loss	(3)	(4)

Comprehensive income	108	140
Less: Comprehensive income attributable to noncontrolling interests	7	8
Comprehensive income attributable to Quest Diagnostics	$101	$132
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013
(in millions, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$144	$187
Accounts receivable, net of allowance for doubtful accounts of $246 and $236 at March 31, 2014 and December 31, 2013, respectively	977	852
Inventories	99	91
Deferred income taxes	153	148
Prepaid expenses and other current assets	115	105
Total current assets	1,488	1,383
Property, plant and equipment, net	851	805
Goodwill	5,920	5,649
Intangible assets, net	1,078	896
Other assets	213	215
Total assets	$9,550	$8,948

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$969	$920
Short-term borrowings and current portion of long-term debt	223	212
Total current liabilities	1,192	1,132
Long-term debt	3,724	3,120
Other liabilities	614	723
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized at both March 31, 2014 and December 31, 2013; 215 shares issued at both March 31, 2014 and December 31, 2013	2	2
Additional paid-in capital	2,381	2,379
Retained earnings	5,415	5,358
Accumulated other comprehensive loss	(11)	(8)
Treasury stock, at cost; 71 shares at both March 31, 2014 and December 31, 2013	(3,795)	(3,783)
Total Quest Diagnostics stockholders’ equity	3,992	3,948
Noncontrolling interests	28	25
Total stockholders’ equity	4,020	3,973
Total liabilities and stockholders’ equity	$9,550	$8,948
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(unaudited)
(in millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$111	$144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75	70
Provision for doubtful accounts	75	72
Deferred income tax benefit	(10)	—
Stock-based compensation expense	12	5
Excess tax benefits from stock-based compensation arrangements	—	(1)
Other, net	(2)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(152)	(132)
Accounts payable and accrued expenses	(86)	(77)
Income taxes payable	70	(29)
Other assets and liabilities, net	(9)	(4)
Net cash provided by operating activities	84	47

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(567)	(90)
Capital expenditures	(68)	(49)
Increase in investments and other assets	(1)	(1)
Net cash used in investing activities	(636)	(140)

Cash flows from financing activities:
Proceeds from borrowings	1,513	176
Repayments of debt	(923)	(132)
Purchases of treasury stock	(32)	(62)
Exercise of stock options	12	14
Excess tax benefits from stock-based compensation arrangements	—	1
Dividends paid	(43)	(48)
Distributions to noncontrolling interests	(3)	(3)
Other financing activities, net	(15)	(6)
Net cash provided by (used in) financing activities	509	(60)
Net change in cash and cash equivalents	(43)	(153)
Change in cash and cash equivalents included in assets held for sale	—	(9)
Cash and cash equivalents, beginning of period	187	296
Cash and cash equivalents, end of period	$144	$134
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(unaudited)
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2013	144	$2	$2,379	$5,358	$(8)	$(3,783)	$25	$3,973
Net income				104			7	111
Other comprehensive loss, net of tax					(3)			(3)
Dividends declared				(47)				(47)
Distributions to noncontrolling interests							(3)	(3)
Issuance of common stock under benefit plans	1					5		5
Stock-based compensation expense			11			1		12
Exercise of stock options			(2)			14		12
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(5)					(5)
Tax benefits associated with stock-based compensation plans			(2)					(2)
Purchases of treasury stock	(1)					(32)		(32)
Other							(1)	(1)
Balance, March 31, 2014	144	$2	$2,381	$5,415	$(11)	$(3,795)	$28	$4,020

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2012	158	$2	$2,371	$4,690	$14	$(2,914)	$23	$4,186
Net income				136			8	144
Other comprehensive loss, net of tax					(4)			(4)
Dividends declared				(47)				(47)
Distributions to noncontrolling interests							(3)	(3)
Issuance of common stock under benefit plans	1		1			4		5
Stock-based compensation expense			4			1		5
Exercise of stock options			(1)			15		14
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(9)					(9)
Tax benefits associated with stock-based compensation plans			(1)					(1)
Purchases of treasury stock	(1)					(62)		(62)
Balance, March 31, 2013	158	$2	$2,365	$4,779	$10	$(2,956)	$28	$4,228
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in millions unless otherwise indicated)

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, comprehensive income, financial condition, cash flows and stockholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K.

The year-end balance sheet data was derived from the audited financial statements as of December 31, 2013, but does not include all the disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

Earnings Per Share

The Company's unvested restricted stock units that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in the earnings allocation in computing earnings per share using the two-class method. Basic earnings per common share is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of outstanding stock options and performance share units granted under the Company's Amended and Restated Employee Long-Term Incentive Plan and its Amended and Restated Non-Employee Director Long-Term Incentive Plan. Earnings allocable to participating securities include the portion of dividends declared as well as the portion of undistributed earnings during the period allocable to participating securities.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Adoption of New Accounting Standards

On January 1, 2014, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board ("FASB") on foreign currency matters that clarifies the guidance of a parent company's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. Under this standard, a parent company that ceases to have a controlling financial interest in a foreign subsidiary or group of assets within a foreign entity shall release any related cumulative translation adjustment into net income only if a sale or transfer results in complete or substantially complete liquidation of the foreign entity. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

On January 1, 2014, the Company adopted a new accounting standard issued by the FASB on the financial statement presentation of unrecognized tax benefits. The standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

New Accounting Pronouncement

In April 2014, the FASB issued an accounting standard update ("ASU") related to the presentation and reporting of discontinued operations, including the disposals of components of an entity. The ASU changes the criteria for reporting discontinued operations while enhancing disclosures in this area and requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This ASU is effective for the Company in the first quarter of 2015 and early adoption is permitted. The impact of the adoption of this ASU on the Company’s results of operation, financial position, cash flows and disclosures will be assessed as part of any future disposal activity.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended March 31,
	2014	2013
Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$104	$116
Income from discontinued operations, net of taxes	—	20
Net income attributable to Quest Diagnostics’ common stockholders	$104	$136

Income from continuing operations	$104	$116
Less: Earnings allocated to participating securities	1	1
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$103	$115

Weighted average common shares outstanding – basic	144	158
Effect of dilutive securities:
Stock options and performance share units	1	1
Weighted average common shares outstanding – diluted	145	159

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$0.72	$0.73
Income from discontinued operations	—	0.13
Net income	$0.72	$0.86

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$0.71	$0.72
Income from discontinued operations	—	0.13
Net income	$0.71	$0.85

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect (shares in millions):

	Three Months Ended March 31,
	2014	2013
Stock options and performance share units	6	2

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

The following table provides a summary of the Company's pre-tax restructuring charges associated with its Invigorate program and other restructuring activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Employee separation costs	$8	$34
Facility-related costs	1	—
Accelerated vesting of stock-based compensation	—	1

Total restructuring charges	$9	$35

Total restructuring charges incurred for the three months ended March 31, 2014 included $8 million of employee separation costs associated with various workforce reduction initiatives as the Company continues to simply its organization. Of the total $9 million in restructuring charges incurred during the three months ended March 31, 2014, $8 million and $1 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Total restructuring charges incurred during the three months ended March 31, 2013 included $18 million of employee separation costs incurred in connection with the Company's management layer reduction initiative, $3 million represents costs incurred under the Company's voluntary retirement program, with the remaining costs associated with various workforce reduction initiatives. Of the total $35 million in restructuring charges incurred during the three months ended March 31, 2013, $13 million and $22 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Charges for both periods presented were primarily recorded in the Company's DIS business.

The following table summarizes activity in the restructuring liability as of March 31, 2014:

	Employee Separation Costs	Facility-Related Costs	Total

Balance, December 31, 2013	$31	$5	$36
Current period charges	8	1	9
Less:
Cash payments	(16)	(1)	(17)

Balance, March 31, 2014	$23	$5	$28

5.     BUSINESS ACQUISITION

Acquisition of Solstas Lab Partners Group

On March 7, 2014, the Company completed its acquisition of Solstas Lab Partners Group and its subsidiaries ("Solstas") in an all-cash transaction valued at $572 million, or $563 million net of cash acquired. The Company financed the acquisition with borrowings under its secured receivables credit facility and senior unsecured revolving credit facility. Through the acquisition, the Company acquired all of Solstas' operations. Solstas is a full-service commercial laboratory based in Greensboro, North Carolina and operates in nine states throughout the Southeastern United States, including the Carolinas, Virginia, Tennessee, Georgia and Alabama.

For the three months ended March 31, 2014, Solstas contributed $25 million to the Company's consolidated net revenues and $27 million to operating expenses, which includes $3 million of integration and transaction related costs recorded in selling, general and administrative expenses.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

The acquisition of Solstas was accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed are recorded based on their estimated fair values as of the closing date. The purchase price allocation is based upon a preliminary valuation and the Company's estimates and assumptions are subject to change within the measurement period as the valuation is finalized. Management is currently in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, certain other assets and liabilities and the corresponding effect on the amount of goodwill. All of the goodwill acquired in connection with the Solstas acquisition has been allocated to the Company's DIS business.

The following table summarizes the consideration paid for Solstas and the preliminary amounts of assets acquired and liabilities assumed at the acquisition date:

Preliminary Fair Values as of March 7, 2014

Cash and cash equivalents	$9
Accounts receivable, net	48
Current deferred income taxes	7
Other current assets	13
Property, plant and equipment, net	51
Goodwill	269
Intangible assets	203
Non-current deferred income taxes	42

Total assets acquired	642

Current liabilities	57
Non-current deferred income taxes	4
Other non-current liabilities	9

Total liabilities assumed	70

Net assets acquired	$572

The acquired amortizable customer relationships are being amortized over their estimated useful lives as follows:

	Fair Values	Weighted Average Useful Life (in years)

Customer relationships	$203	20

The goodwill recorded as part of the Solstas acquisition includes the expected synergies resulting from combining the operations of the acquired business with those of the Company and the value associated with an assembled workforce that has a historical track record of identifying opportunities.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information reflects the consolidated statement of operations of the Company as if the acquisition of Solstas had occurred as of January 1, 2013. The pro forma information includes adjustments primarily related to the amortization of intangible assets acquired, interest expense associated with debt extinguished prior to the acquisition, and integration and transaction costs related to the Solstas acquisition. The pro forma combined financial information does not include the estimated annual synergies expected to be realized upon completion of the integration of Solstas and therefore is not indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Three Months Ended March 31,
	2014	2013

Pro forma net revenues	$1,815	$1,886

Pro forma income from continuing operations	$110	$123

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Pro forma income from continuing operations	$0.71	$0.73

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Pro forma income from continuing operations	$0.70	$0.72

6.     FAIR VALUE MEASUREMENTS

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2014		Level 1	Level 2	Level 3
Assets:
Trading securities	$49	$49	$—	$—
Cash surrender value of life insurance policies	29	—	29	—
Put option	4	—	—	4
Interest rate swaps	1	—	1	—
Total	$83	$49	$30	$4

Liabilities:
Deferred compensation liabilities	$83	$—	$83	$—
Interest rate swaps	29	—	29	—
Call option	8	—	—	8
Forward starting interest rate swaps	2	—	2	—
Total	$122	$—	$114	$8

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2013		Level 1	Level 2	Level 3
Assets:
Trading securities	$50	$50	$—	$—
Cash surrender value of life insurance policies	29	—	29	—
Put option	4	—	—	4
Forward starting interest rate swaps	2	—	2	—
Total	$85	$50	$31	$4

Liabilities:
Deferred compensation liabilities	$84	$—	$84	$—
Interest rate swaps	34	—	34	—
Call option	8	—	—	8
Total	$126	$—	$118	$8

A full description regarding the Company's fair value measurements is contained in Note 7 to the consolidated financial statements in the Company's 2013 Annual Report on Form 10-K.

The fair value measurements of the Company's interest rate swaps and forward starting swaps are model-derived valuations as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions.

In connection with the acquisition of certain businesses of UMass, the Company granted to UMass a call option and UMass granted to the Company a put option for UMass to acquire an 18.90% equity interest in a newly formed entity. The put and call options are derivative instruments that have a remaining vesting period of approximately 12 months and their fair values have been measured using a combination of discounted cash flows and the Black-Scholes-Merton option pricing model.

There were no material changes in the Level 3 assets and liabilities using significant unobservable inputs for the three months ended March 31, 2014.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At March 31, 2014, the fair value of the Company’s debt was estimated at $4.2 billion, which exceeded the carrying value by $293 million. At December 31, 2013, the fair value of the Company's debt was estimated at $3.5 billion, which exceeded the carrying value by $184 million. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the three months ended March 31, 2014 and for the year ended December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Balance at beginning of period	$5,649	$5,536
Goodwill acquired during the period	271	150
Write-off associated with sale of a business during the period	—	(37)
Balance at end of period	$5,920	$5,649

Principally all of the Company’s goodwill as of March 31, 2014 and December 31, 2013 was associated with its DIS business.

For the three months ended March 31, 2014, goodwill acquired was principally associated with the Solstas acquisition. This acquisition also resulted in $203 million of customer-related intangibles. For further details regarding the Solstas acquisition, see Note 5.

For the year ended December 31, 2013, goodwill acquired was principally associated with the UMass, ATN, Dignity and ConVerge acquisitions, of which $135 million is deductible for tax purposes. These acquisitions also resulted in $108 million of intangible assets, principally comprised of customer-related intangibles. For further details regarding the Company's 2013 acquisitions, see Note 5 to the consolidated financial statements in the Company's 2013 Annual Report on Form 10-K.

For the year ended December 31, 2013, $37 million of goodwill was written-off in conjunction with the sale of Enterix. For further details regarding the sale of Enterix, see Note 6 to the consolidated financial statements in the Company's 2013 Annual Report on Form 10-K.

Intangible assets at March 31, 2014 and December 31, 2013 consisted of the following:

	Weighted Average Amortization Period (in Years)	March 31, 2014			December 31, 2013
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related intangibles	19	$873	$(220)	$653	$670	$(210)	$460
Non-compete agreements	4	43	(30)	13	43	(27)	16
Technology	14	119	(31)	88	119	(28)	91
Other	8	142	(63)	79	141	(57)	84
Total	17	1,177	(344)	833	973	(322)	651

Intangible assets not subject to amortization:
Tradenames		244	—	244	244	—	244
Other		1	—	1	1	—	1
Total intangible assets		$1,422	$(344)	$1,078	$1,218	$(322)	$896

Amortization expense related to intangible assets was $22 million and $19 million for the three months ended March 31, 2014 and 2013, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2014 is as follows:

Year Ending December 31,
Remainder of 2014	$67
2015	79
2016	71
2017	67
2018	59
2019	58
Thereafter	432
Total	$833

8.    DEBT

Long-term debt at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013

Floating Rate Senior Notes due March 2014	$—	$200
5.45% Senior Notes due November 2015	500	500
3.20% Senior Notes due April 2016	306	307
6.40% Senior Notes due July 2017	375	375
2.70% Senior Notes due April 2019	300	—
4.75% Senior Notes due January 2020	521	520
4.70% Senior Notes due April 2021	539	533
4.25% Senior Notes due April 2024	297	—
6.95% Senior Notes due July 2037	421	421
5.75% Senior Notes due January 2040	439	439
Other	54	37

Total long-term debt	3,752	3,332
Less: current portion of long-term debt	28	212

Total long-term debt, net of current portion	$3,724	$3,120

2014 Senior Notes Offering

In March 2014, the Company completed a $600 million senior notes offering (the “2014 Senior Notes”) that was sold in two tranches: (a) $300 million aggregate principal amount of 2.70% senior notes due April 2019; and (b) $300 million aggregate principal amount of 4.25% senior notes due April 2024, issued at a discount of $1 million. These senior notes are unsecured obligations of the Company and rank equally with the Company's other senior unsecured obligations. None of the Company's senior notes have a sinking fund requirement.

The Company incurred $5 million of costs associated with the 2014 Senior Notes, which is included in other assets and is being amortized over the term of the related debt.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Maturities of Long-Term Debt

As of March 31, 2014, long-term debt matures as follows:

Year Ending December 31,
Remainder of 2014	$15
2015	523
2016	309
2017	380
2018	2
2019	300
Thereafter	2,225

Total maturities of long-term debt	3,754
Unamortized discount	(21)
Fair value basis adjustments attributable to hedged debt	19

Total long-term debt	3,752
Current portion of long-term debt	28

Total long-term debt, net of current portion	$3,724

For further discussion regarding the Company's debt, see Note 13 to the consolidated financial statements in the Company's 2013 Annual Report on Form 10-K.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	March 31, 2014		December 31, 2013
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$1	Other assets	$—
Forward starting interest rate swaps	Other assets	—	Other assets	2
Total Asset Derivatives		1		2

Liability Derivatives:
Interest rate swaps	Other liabilities	29	Other liabilities	34
Forward starting interest rate swaps	Other liabilities	2	Other liabilities	—
Total Liability Derivatives		31		34

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Put option	Other assets	4	Other assets	4

Liability Derivatives:
Call option	Other liabilities	8	Other liabilities	8

Total Net Derivatives Liabilities		$(34)		$(36)

A full description regarding the Company's use of derivative financial instruments is contained in Note 14 to the consolidated financial statements in the Company's 2013 Annual Report on Form 10-K.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Interest Rate Derivatives – Cash Flow Hedges

In March 2014, the Company entered into interest rate lock agreements with several financial institutions for a total notional amount of $175 million. (the "Treasury Lock Agreements"). The Treasury Lock Agreements, which had an original maturity date of March 28, 2014, were entered into to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in the five-year U.S. treasury rates related to the planned issuance of debt securities. In connection with the Company's senior notes offering in March 2014 (see note 8), the Company settled the Treasury Lock Agreements, which have been accounted for as cash flow hedges. The loss on settlement of the Treasury Lock Agreements was not material. During the fourth quarter of 2013 and the first quarter of 2014, the Company entered into various forward starting interest rate swap agreements (the "Forward Starting Interest Rate Swap Agreements") for an aggregate notional amount of $150 million. The Forward Starting Interest Rate Swap Agreements have fixed interest rates ranging from 3.570% to 3.788%. The Forward Starting Interest Rate Swap Agreements were 21 to 24 month forward agreements that covered a ten-year hedging period and were entered into to hedge part of the Company's interest rate exposure associated with forecasted new debt issuances related to the refinancing of certain debt maturing through 2016. Through time the Company has entered into various interest rate lock agreements and forward starting interest rate swap agreements to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates. The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges as of March 31, 2014 and December 31, 2013 was $8 million and $5 million, respectively. The loss recognized on the Company's cash flow hedges for the three months ended March 31, 2014 and 2013, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into earnings within the next twelve months is $1 million.

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. In July 2012, the Company entered into fixed-to-variable interest rate swap agreements on a portion of the Senior Notes due 2016 and 2020. These interest rate swap agreements have an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 2.3% and one-month LIBOR plus 3.6%. During the fourth quarter of 2012, the Company entered into additional fixed-to-variable interest rate swap agreements with an aggregate notional amount of $400 million and variable interest rates based on one-month LIBOR plus a spread ranging from 3.4% to 5.1%. These derivative financial instruments are accounted for as fair value hedges on a portion of the Senior Notes due 2015 and a portion of the Senior Notes due 2021. In November 2013, the Company terminated the interest rate swaps associated with the Senior Notes due 2015 and concurrently entered into additional fixed-to-variable interest rate swaps agreements. The fixed-to-variable interest rate swap agreements entered into in November 2013 have an aggregate notional amount of $200 million and variable interest rates based on one-month LIBOR plus a spread ranging from 2.45% to 2.46% and are accounted for as fair value hedges on a portion of the Senior Notes due 2021. In March 2014, the Company entered into various fixed-to-variable interest rate swap agreements which have a notional amount of $250 million and variable interest rates based on one-month LIBOR plus a spread ranging from 1.54% to 1.59% and are accounted for as fair value hedges of a portion of the Senior Notes due 2024.

The interest rate swaps associated with the Senior Notes due 2016, 2020, 2024 and those on a portion of the Senior Notes due 2021 are classified as liabilities with an aggregate fair value of $29 million at March 31, 2014. The interest rate swaps associated with the Senior Notes due 2021 entered into in November 2013 are classified as assets with an aggregate fair value of $1 million at March 31, 2014. The interest rate swaps associated with the Senior Notes due 2016, 2020, and 2021 are classified as liabilities with an aggregate fair value of $34 million at December 31, 2013. Since inception, the fair value hedges have been highly effective; therefore, there is no impact on earnings for the three months ended March 31, 2014 and 2013 as a result of hedge ineffectiveness.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

10.    STOCKHOLDERS’ EQUITY

Components of Comprehensive Income

The net deferred loss on cash flow hedges represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 9). For the three months ended March 31, 2014 and 2013, the tax effects related to the deferred losses were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

Dividend Program

During the first quarter of 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.33 per common share. During each of the quarters of 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.30 per common share.

Share Repurchase Plan

In August 2013, the Company’s Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to $1.3 billion. The share repurchase authorization has no set expiration or termination date.

For the three months ended March 31, 2014, the Company repurchased 0.6 million shares of its common stock at an average price of $52.80 per share for $32 million. For the three months ended March 31, 2014, the Company reissued 0.4 million shares for employee benefit plans. At March 31, 2014, $796 million remained available under the Company’s share repurchase authorizations.

For the three months ended March 31, 2013, the Company repurchased 1.1 million shares of its common stock at an average price of $57.81 per share for a total of $62 million. For the three months ended March 31, 2013, the Company reissued 0.4 million shares for employee benefit plans.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

11.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow data for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Depreciation expense	$53	$51
Amortization expense	22	19

Interest paid	52	52
Income taxes paid	9	84

Assets acquired under capital leases	2	—
Decrease in accounts payable associated with capital expenditures	21	—

Businesses acquired:
Fair value of assets acquired	646	151
Fair value of liabilities assumed	70	11

Fair value of net assets acquired	576	140
Merger consideration paid (payable), net	—	(50)

Cash paid for business acquisitions	576	90
Less: Cash acquired	9	—

Business acquisitions, net of cash acquired	$567	$90

Supplemental continuing operations data for the statement of operations for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Depreciation expense	$53	$51

Interest expense	(40)	(41)
Interest income	1	1

Interest expense, net	$(39)	$(40)

12.     COMMITMENTS AND CONTINGENCIES

The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 18, 2014.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $59 million in letters of credit were outstanding at March 31, 2014. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Contingent Lease Obligations

The Company is subject to contingent obligations under certain real estate leases that were entered into by certain predecessor companies of a subsidiary prior to the Company's acquisition of the subsidiary. No liability has been recorded for any of these potential contingent obligations. See Note 18 to the Consolidated Financial Statements contained in the Company’s 2013 Annual Report on Form 10-K for further details.

Legal Matters

The Company is involved in various legal proceedings. Some of the proceedings against the Company involve claims that could be substantial in amount.

In addition to the matters described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with the Company's activities as a provider of diagnostic testing, information and services. These legal actions may include lawsuits alleging negligence or other similar legal claims. These actions could involve claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages, and could have an adverse impact on the Company's client base and reputation.

The Company is also involved, from time to time, in other reviews, investigations and proceedings by governmental agencies regarding the Company's business, including, among other matters, operational matters, which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these reviews, investigations and proceedings has increased in recent years with regard to many firms in the healthcare services industry, including the Company.

In November 2010, a putative class action entitled Seibert v. Quest Diagnostics Incorporated, et al. was filed against the Company and certain former officers of the Company in New Jersey state court, on behalf of the Company's sales people nationwide who were over forty years old and who either resigned or were terminated after being placed on a performance improvement plan. The complaint alleges that the defendants' conduct violates the New Jersey Law Against Discrimination ("NJLAD"), and seeks, among other things, unspecified damages. The defendants removed the complaint to the United States District Court for the District of New Jersey. The plaintiffs filed an amended complaint that added claims under ERISA. The Company filed a motion seeking to limit the application of the NJLAD to only those members of the purported class who worked in New Jersey and to dismiss the individual defendants. The motion was granted. The only remaining NJLAD claim is that of the named plaintiff. Both parties have filed summary judgment motions. The defendants' motion was granted in part, but denied as to an ERISA claim, and the plaintiff's motion was denied. The plaintiff’s motion for class certification of the ERISA claim was denied.

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

In January 2012, a putative class action entitled Beery v. Quest Diagnostics Incorporated was filed in the United States District Court for the District of New Jersey against the Company and a subsidiary, on behalf of all female sales representatives employed by the defendants from February 17, 2010 to the present. The amended complaint alleges that the defendants discriminate against these female sales representatives on account of their gender, in violation of the federal civil rights and equal pay acts, and seeks, among other things, injunctive relief and monetary damages. The Company's motion to compel arbitration was granted and the case was dismissed. In the arbitration, the plaintiffs requested to proceed on a class basis. The Company objected to the plaintiffs' request. The arbitrator denied the plaintiff’s request.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

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

In June 2010, the Company received a subpoena from the Florida Attorney General's Office seeking documents relating to the Company's pricing and billing practices as they relate to Florida’s Medicaid program. The Company cooperated with the requests. In November 2013, the State of Florida intervened as a plaintiff in a civil lawsuit, Florida ex rel. Hunter Laboratories LLC v. Quest Diagnostics Incorporated, et al., filed in Florida Circuit Court. The suit, originally filed by a competitor laboratory, alleges that the Company overcharged Florida’s Medicaid program. Hunter Laboratories LLC filed similar lawsuits in Georgia, Massachusetts, Nevada and Virginia; in each of those lawsuits, the state attorney general’s office has not intervened. The parties have settled the Georgia lawsuit and reached an agreement in principle to settle the Massachusetts lawsuit.

In July 2013, Biotechnology Value Fund, L.P. and others filed a lawsuit in the United States District Court for the Northern District of California against the Company, Celera, former directors of Celera and Credit Suisse Securities (USA) LLC (“Credit Suisse”) alleging, among other things, federal securities laws violations and breach of fiduciary duty claims against Celera, its directors and Credit Suisse. Following motions by the parties, the plaintiffs filed an amended complaint.

In October 2013, the Company commenced a lawsuit in the U.S. District Court for the Central District of California seeking a declaration that the Company’s BRCA1 and 2 tests do not infringe several patents of Myriad Genetics, Inc., or that the patents are invalid. Later that month, Myriad and its partners commenced a lawsuit in the U.S. District Court for the Central District of Utah against the Company alleging that the Company’s BRCA 1 and 2 tests infringed Myriad’s patents. Myriad moved to dismiss the Company’s lawsuit and to transfer all cases involving its BRCA 1 and 2 patents to the federal court in Utah. The Company moved to dismiss Myriad’s lawsuit. The Multidistrict Panel for Litigation consolidated for pre-trial proceedings in the U.S. District Court for the Central District of Utah all the litigation between the Company and Myriad regarding BRCA, and the parties withdrew their motions to dismiss without prejudice.

Berkeley HeartLab, Inc. (“BHL”), a Company subsidiary, received a subpoena from the Department of Health and Human Services regarding certain alleged business practices of BHL. In addition, the Company and BHL received civil investigative demands requesting responses to interrogatories. BHL and the Company are cooperating with the investigation.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of March 31, 2014, the Company believes that there are no losses related to the Legal Matters described above that are probable, or, if a loss is probable, it cannot be reasonably estimated. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the Legal Matters described above, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Reserves for Legal Matters

Reserves for legal matters, other than those described above in "Legal Matters", totaled less than $5 million at both March 31, 2014 and December 31, 2013.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled approximately $116 million and $121 million as of March 31, 2014 and December 31, 2013, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

13.    DISCONTINUED OPERATIONS

Results of operations for OralDNA, HemoCue and NID have been reported as discontinued operations for the three months ended March 31, 2014 and 2013.

Income from discontinued operations, net of taxes for the three months ended March 31, 2013, includes discrete tax benefits of $20 million associated with favorable resolution of certain tax contingencies related to the Company's NID business.

Summarized financial information for the discontinued operations is as follows:

	Three Months Ended March 31,
	2014	2013
Net revenues	$—	$25

Income from discontinued operations before taxes	—	1
Income tax benefit	—	19
Income from discontinued operations, net of taxes	$—	$20

The remaining balance sheet information related to HemoCue, OralDNA and NID was not material at March 31, 2014 and December 31, 2013.

14.    BUSINESS SEGMENT INFORMATION

The clinical testing that the Company performs is an essential element in the delivery of healthcare services. Physicians use clinical testing to assist in detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

The Company's DIS business provides insights through clinical testing and related services that empower and enable patients, physicians, hospitals, integrated delivery networks, health plans, employers and others to make better healthcare decisions. The Company provides clinical testing, including routine testing, gene-based and esoteric testing, anatomic pathology services and drugs-of-abuse testing, as well as related services and insights. Customers of the DIS business include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories. The DIS business accounted for greater than 90% of net revenues from continuing operations in 2014 and 2013.

All other operating segments are included in the Company's DS business and consist of its risk assessment services, clinical trials testing, diagnostic products and healthcare information technology businesses. The Company's DS business offers a variety of solutions for life insurers, healthcare providers and others. The Company provides risk assessment services for the life insurance industry and the Company also provides testing for clinical trials. In addition, the Company offers healthcare organizations and clinicians robust information technology solutions, and diagnostic products, including test kits.

During the first quarter of 2014, the Company acquired Solstas, which is included in the Company's DIS business. See Note 5 for further details regarding business acquisitions.

On April 19, 2006, the Company decided to discontinue NID’s operations. The Company completed the sale of OralDNA in the fourth quarter of 2012 and completed the sale of HemoCue in the second quarter of 2013. The results of operations for NID, OralDNA and HemoCue have been classified as discontinued operations for all periods presented. See Note 13 for further details regarding discontinued operations.

At March 31, 2014, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

The following table is a summary of segment information for the three months ended March 31, 2014 and 2013. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization of intangibles assets and other miscellaneous operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the consolidated financial statements contained in the Company’s 2013 Annual Report on Form 10-K and Note 2 to the interim consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

	Three Months Ended March 31,
	2014	2013
Net revenues:
DIS business	$1,614	$1,649
All other operating segments	132	138
Total net revenues	$1,746	$1,787

Operating earnings (loss):
DIS business	$231	$270
All other operating segments	18	14
General corporate activities	(41)	(57)
Total operating income	208	227
Non-operating expenses, net	(32)	(30)
Income from continuing operations before taxes	176	197
Income tax expense	65	73
Income from continuing operations	111	124
Income from discontinued operations, net of taxes	—	20
Net income	111	144
Less: Net income attributable to noncontrolling interests	7	8
Net income attributable to Quest Diagnostics	$104	$136

15.    SUBSEQUENT EVENTS

The Company completed the acquisition of Summit Health, Inc. ("Summit Health"), a provider of on-site prevention and wellness programs on April 18, 2014 for approximately $113 million in cash paid at closing and contingent consideration of up to $25 million to be paid in 2016 based on the achievement of certain financial performance benchmarks.

The Company completed the acquisition of the outreach laboratory service operations of Steward Health Care Systems, LLC on April 16, 2014.

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

First Quarter Highlights

During the first quarter we completed the acquisition of Solstas Lab Partners Group ("Solstas"), signed a definitive agreement to acquire Summit Health, Inc. ("Summit Health") and signed a laboratory professional services agreement with an integrated delivery network. Additionally, new legislation was announced that, among other things, delayed potential decreases to the Clinical Laboratory Fee Schedule until 2017, which is a positive development for our industry. The legislation also provides for a rule making process to define new rates based on a market weighted median of commercial rates from a broad range of labs and restricts the authority of the Centers for Medicare and Medicaid Services to make discretionary cuts. We believe that the impact of the Affordable Care Act on our company will be neutral to slightly positive in 2014.

Our total net revenues of $1.7 billion were 2.3% below the prior year period. DIS revenues of $1.6 billion were 2.1% below the prior year period. DIS volume, measured by the number of requisitions, increased 0.7% compared to the prior year period. Our acquisitions since the first quarter of 2013 added approximately 2.5% to DIS revenue growth and 3.5% to DIS volume compared to the prior year period. We estimate that the unseasonably harsh winter reduced DIS revenues and volume by about 2%. Excluding the impact of acquisitions and weather, DIS volume was lower by less than 1% compared to the prior year period. Diagnostic Solutions ("DS") revenues were $132 million and 4.3% below the prior year period, with approximately half of that impact related to the sale of our Enterix business in September 2013 and the remainder due to lower revenues in our products and clinical trial businesses. Income from continuing operations attributable to Quest Diagnostics' stockholders was $104 million for the three months ended March 31, 2014. The decrease over the prior year period was primarily due to lower net revenues, partially offset by lower operating costs associated with our ongoing efforts to drive operational excellence and reduce our overall cost structure. Earnings per diluted share from continuing operations was $0.71 for the three months ended March 31, 2014.

Five-point Strategy

We continued our progress on the execution of our five-point strategy during the first quarter of 2014 as follows:

•	We completed the acquisition of Solstas for $572 million.

•
We entered into a definitive purchase agreement to acquire Summit Health and completed the acquisition in April 2014 and signed a laboratory professional services agreement with an integrated delivery network.

•	We increased our quarterly cash dividend 10% from $0.30 to $0.33 per common share.

•	We repurchased $32 million of our common stock as part of our Common Stock repurchase program.

Invigorate Program

We are engaged in a multi-year program called Invigorate which is expected to deliver $700 million in run rate savings versus 2011 by the time we exit 2014. We expect to deliver approximately $200 million in realized savings in 2014. We are continuing to seek additional opportunities to increase the savings from Invigorate, to as much as $1 billion over time, and where practical to accelerate the savings. The Invigorate program is intended to address continued reimbursement pressures and labor and benefit cost increases, free up additional resources to invest in science, innovation and other growth initiatives, and enable us to improve quality and operating profitability.

In connection with our Invigorate program, we launched multiple management restructuring initiatives aimed at driving operational excellence and restoring growth. These restructuring initiatives were primarily undertaken to eliminate multiple layers from the organization, migrate certain aspects of our support functions to an outsourcing model and optimize the use of our facilities and infrastructure. As of March 31, 2014, we have recorded approximately $143 million of pre-tax employee separation costs and other restructuring related costs associated with these initiatives.

Our remaining high-level estimates of total pre-tax charges expected to be incurred in 2014 in connection with our Invigorate program consist of $20 million to $30 million of employee separation costs; $30 million to $40 million of facility-related costs; $2 million to $5 million of asset impairment charges; and $20 million to $30 million of systems conversion and integration costs. Of the total estimated pre-tax charges expected to be incurred in 2014, we estimate that $70 million to $100 million are anticipated to result in cash expenditures. The actual charges incurred in connection with the Invigorate program could be materially different from these estimates. As detailed plans to implement the multi-year course of action are approved and executed, it will result in charges to earnings. Through March 31, 2014, the cumulative charge recorded in connection with the Invigorate program was approximately $198 million.

For additional information on the Invigorate program and associated costs, see Note 4 to the interim consolidated financial statements.

Recent Acquisitions

Acquisition of Solstas Lab Partners Group

On March 7, 2014, we completed the acquisition of Solstas in an all-cash transaction valued at $572 million, or $563 million net of cash acquired. Solstas is a full-service commercial laboratory based in Greensboro, North Carolina and operates in nine states throughout the Southeastern United States, including the Carolinas, Virginia, Tennessee, Georgia and Alabama. See Note 5 to the interim consolidated financial statements for additional information associated with the Solstas acquisition.

Acquisition of Summit Health

On March 11, 2014, we announced that we entered into a definitive purchase agreement to acquire Summit Health, a leading provider of on-site prevention and wellness programs. We completed the acquisition of Summit Health on April 18, 2014.

Acquisition of Steward Health Care Systems, LLC

On April 16, 2014, we completed the acquisition of the outreach laboratory service operations of Steward Health Care Systems, LLC.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2013 Annual Report on Form 10-K.

Results of Operations

The following table sets forth certain results of operations data for the periods presented:

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions, except per share amounts)

Net revenues:
DIS business	$1,614	$1,649	$(35)	(2.1)%
DS businesses	132	138	(6)	(4.3)
Total net revenues	$1,746	$1,787	$(41)	(2.3)%

Operating costs and expenses:
Cost of services	$1,101	$1,092	$9	0.8%
Selling, general and administrative	415	448	(33)	(7.4)
Amortization of intangible assets	22	19	3	15.8
Other operating expense, net	—	1	(1)	(100.0)
Total operating costs and expenses	$1,538	$1,560	$(22)	(1.4)%

Operating income	$208	$227	$(19)	(8.4)%

Other income (expense):
Interest expense, net	$(39)	$(40)	$1	(2.5)%
Equity in earnings of equity method investees	6	6	—	—
Other income, net	1	4	(3)	NM
Total non-operating expenses, net	$(32)	$(30)	$(2)	6.7%

Income tax expense	$65	$73	$(8)	(11.0)%
Effective income tax rate	36.9%	37.3%	(0.4)%	NM

Income from discontinued operations, net of taxes	$—	$20	$(20)	(100.0)%

Income from continuing operations attributable to Quest Diagnostics' stockholders	$104	$116	$(12)	(10.3)%

Diluted earnings per common share from continuing operations attributable to Quest Diagnostics’ common stockholders	$0.71	$0.72	$(0.01)	(1.4)%

NM - Not Meaningful

The following table sets forth certain results of continuing operations data as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2014	2013

Net revenues:
DIS business	92.4%	92.3%
DS businesses	7.6	7.7
Total net revenues	100.0%	100.0%

Operating costs and expenses:
Cost of services	63.1%	61.1%
Selling, general and administrative	23.8	25.1
Amortization of intangible assets	1.2	1.1
Other operating expense, net	—	—
Total operating costs and expenses	88.1%	87.3%

Operating income	11.9%	12.7%

Continuing Operations

Results for the three months ended March 31, 2014 were affected by certain items that impacted earnings per diluted share $0.13. During the three months ended March 31, 2014, we recorded pre-tax charges of $24 million, or $0.11 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs and professional fees associated with the further restructuring of our business (including $6 million of pre-tax integration and transaction costs associated with acquisitions). In addition, we recorded a pre-tax charge of $4 million, or $0.02 per diluted share, principally associated with the settlement of a legal matter.

Results for the three months ended March 31, 2013 included $45 million of pre-tax charges, or $0.17 per diluted share, related to restructuring and integration costs primarily associated with workforce reductions and professional fees associated with the further restructuring and integrating of our business.

Net Revenues

Net revenues for the three months ended March 31, 2014 were 2.3% below the prior year level.

DIS revenue, which accounted for over 90% of our consolidated net revenues, decreased by 2.1% for the three months ended March 31, 2014 compared to the prior year period. Our acquisitions since the first quarter of 2013 have added approximately 2.5% to DIS revenue growth in the quarter. We estimate that the impact of the unseasonably harsh winter in the first quarter of 2014 adversely affected net revenues by approximately 2%.

DIS volume, measured by the number of requisitions, increased 0.7% for the three months ended March 31, 2014 compared to the prior year period. Our recent acquisitions contributed approximately 3.5% to DIS volume in the quarter and we estimate that the impact of the unseasonably harsh winter negatively impacted DIS volume by approximately 2% in the quarter. After considering the impact of our recent acquisitions and harsh winter weather, underlying DIS volume was less than 1% lower than prior year period.

Revenue per requisition for the three months ended March 31, 2014 decreased 2.8% from the prior year level. This decrease is primarily associated with expected changes in reimbursement and an increase in lower priced drugs-of-abuse testing, primarily driven by the impact of the Advance Toxicology Network ("ATN") acquisition in May 2013.

For the three months ended March 31, 2014, combined revenues in our DS businesses decreased by approximately 4.3%, compared to the prior year period. This decrease was impacted by the sale of our Enterix business in September 2013. The sale of Enterix accounted for approximately 2% of this overall decrease in net revenues.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

Cost of services increased $9 million for the three months ended March 31, 2014 as compared to the prior year period. This increase includes $12 million that is principally due to the allocation of certain facility costs between cost of services and selling, general and administrative expenses for those facilities that support both service delivery and administrative functions, in order to reflect our current operations. Additionally, the increase in cost of services is due to higher operating costs associated with acquisitions since the first quarter of 2013. These increases were partially offset by lower overall compensation and benefit costs resulting from reduced headcount and lower restructuring and integration costs in 2014 as compared to the prior year period.

The change in allocation of facility costs and decreased net revenues are the primary factors for the increase in cost of services as a percentage of net revenues in 2014 compared to the prior year period.

Selling, General and Administrative Expenses ("SG&A")

SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense and general management and administrative support as well as administrative facility costs.

SG&A decreased $33 million for the three months ended March 31, 2014 as compared to the prior year period. This decrease includes $12 million that is principally due to the allocation of certain facility costs between cost of services and selling, general and administrative expenses for those facilities that support both service delivery and administrative functions, in order to reflect our current operations. Additionally, the decrease in SG&A is due to lower overall compensation and benefit costs resulting from reduced headcount and lower restructuring and integration costs in 2014 as compared to the prior year period. These decreases were partially offset by higher operating costs associated with acquisitions since the first quarter of 2013 and higher bad debt expense.

Our bad debt expense as a percentage of revenues increased 30 basis points as compared to the prior year period to 4.3% for the three months ended March 31, 2014. Our bad debt expense is typically the highest in the first quarter due to increased patient responsibility associated with unmet deductible amounts. We expect employers to shift more costs to individuals and are seeing a continued increase in the prevalence of high deductible plans.

Amortization of Intangible Assets

The increase in amortization of intangible assets for the three months ended March 31, 2014, compared to the prior year period, primarily reflects the impact of amortization of intangible assets acquired as part of our acquisitions since the first quarter of 2013 (Solstas, ATN, Dignity Health and ConVerge).

Operating Income

Operating income as a percentage of net revenues decreased to 11.9% in the three months ended March 31, 2014, as compared to 12.7% in the prior year period. The diagnostic testing industry is labor intensive. Employee compensation and benefits constitute approximately one-half of our total costs and expenses. In addition, performing diagnostic testing involves significant fixed costs for facilities and other infrastructure required to obtain, transport and test specimens. Therefore, we have limited ability to remove costs in response to adverse changes in volume from short-term events like a harsh winter and as a result we experienced a decrease in our operating income percentage in the three months ended March 31, 2014.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2014 decreased $1 million, compared to prior year period.

Other Income, net

Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the three months ended March 31, 2014 and 2013, other income, net includes gains of $1 million and $3 million, respectively, associated with investments held in trusts pursuant to our supplemental deferred compensation plans.

Income Tax Expense

The decrease in the effective income tax rate for the three months ended March 31, 2014, compared to the prior year period, is due primarily to certain discrete tax credits realized in the first quarter of 2014.

Discontinued Operations

Discontinued operations includes HemoCue, which was sold in April 2013, OralDNA, which was sold in December
2012, and NID, a test kit manufacturing subsidiary. The results of operations for HemoCue, OralDNA and NID have been classified as discontinued operations for all periods presented. See Note 13 to the interim consolidated financial statements for further details. Income from discontinued operations, net of taxes for the three months ended March 31, 2013, includes discrete tax benefits of $20 million associated with favorable resolution of certain tax contingencies related to our NID business.

The following table summarizes our income from discontinued operations, net of taxes:

	Three Months Ended March 31,
			Increase (Decrease)
	2014	2013
	(dollars in millions)
Net revenues	$—	$25	$(25)
Income from discontinued operations before taxes	—	1	(1)
Income tax benefit	—	19	(19)

Income from discontinued operations, net of taxes	$—	$20	$(20)

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

At March 31, 2014 and December 31, 2013, the fair value of our debt was estimated at approximately $4.2 billion and $3.5 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2014 and December 31, 2013, the estimated fair value exceeded the carrying value of the debt by $293 million and $184 million, respectively. A hypothetical 10% increase in interest rates (representing 43 basis points at March 31, 2014 and 47 basis points at December 31, 2013) would potentially reduce the estimated fair value of our debt by approximately $149 million and $107 million at March 31, 2014 and December 31, 2013, respectively.

Borrowings under our senior unsecured revolving credit facility and our secured receivables credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. At March 31, 2014, the borrowing rates under these debt instruments were: for our senior unsecured revolving credit facility, LIBOR plus 1.125%; and for our secured receivables credit facility, 0.86%. As of March 31, 2014, $195 million was outstanding under our $525 million secured receivables credit facility and is recorded in short-term borrowings on our consolidated balance sheet. There were no borrowings outstanding under our $750 million senior unsecured revolving credit facility as of March 31, 2014.

We seek to mitigate the variability in cash outflows that result from changes in interest rates by maintaining a balanced mix of fixed-rate and variable-rate debt obligations. In order to maintain a balanced portfolio of fixed and variable rates, we have entered into interest rate swaps. Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net settlements are recognized as an adjustment to interest expense.

In July 2012, we entered into fixed-to-variable interest rate swap agreements on a portion of the Senior Notes due 2016 and our Senior Notes due 2020. These interest rate swap agreements have an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 2.3% and one-month LIBOR plus 3.6%, and are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020. During the fourth quarter of 2012, we entered into additional fixed-to-variable interest rate swap agreements with an aggregate notional amount of $400 million and variable interest rates based on one-month LIBOR plus a spread ranging from 3.4% and 5.1%. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2015 and a portion of the Senior Notes due 2021. In November 2013, we terminated the interest rate swaps associated with the Senior Notes due 2015. The asset value of these interest rate swaps through termination was not material. Concurrent with the termination of the interest rate swaps associated with the Senior Notes due 2015, we entered into additional fixed-to-variable interest rate swap agreements with an aggregate notional amount of $200 million and variable interest rates based on one-month LIBOR plus a spread ranging from 2.45% to 2.46%. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2021. In March 2014, we entered into various fixed-to-variable interest rate swap agreements which have a notional amount of $250 million and variable interest rates based on one-month LIBOR plus a spread ranging from 1.54% to 1.59%. These derivative financial instruments are accounted for as fair value hedges on a portion of the Senior Notes due 2024. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 2 basis points) would not impact annual interest expense materially, assuming no changes to the debt outstanding at March 31, 2014.

The aggregate fair value of the fixed-to-variable interest rate swaps associated with the Senior Notes due 2016, 2020, 2024 and those on a portion of the Senior Notes due 2021 was a liability of $29 million at March 31, 2014. The aggregate fair value of the fixed-to-variable interest rate swaps associated with the Senior Notes due 2021 was an asset of $1 million at March 31, 2014.

During the fourth quarter of 2013 and the first quarter of 2014, we entered into various forward starting interest rate swap agreements with an aggregate notional amount of $150 million and fixed interest rates ranging from 3.570% to 3.788%. The forward interest rate swap agreements are 21 to 24 month forward agreements covering a ten-year hedging period and were entered into to hedge part of our interest rate exposure associated with forecasted debt issuances related to the refinancing of certain debt maturing in 2015 and 2016. The aggregate fair value of the forward starting interest rate swaps was a liability of $2 million at March 31, 2014.

A hypothetical 10% change in interest rates (representing 20 basis points) would potentially change the fair value of our derivative liabilities by $9 million and our derivative assets by $3 million.

For further details regarding our outstanding debt, see Note 8 to the interim consolidated financial statements and Note 13 to the consolidated financial statements included in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013. For details regarding our financial instruments, see Note 9 to the interim consolidated financial statements.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately held companies. The carrying value of our equity investments was $14 million at March 31, 2014.

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

Liquidity and Capital Resources

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
Net cash provided by operating activities	$84	$47
Net cash used in investing activities	(636)	(140)
Net cash provided by (used in) financing activities	509	(60)

Net change in cash and cash equivalents	$(43)	$(153)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash and cash equivalents at March 31, 2014 totaled $144 million, compared to $187 million at December 31, 2013. Cash and cash equivalents at March 31, 2013 totaled $134 million compared to $296 million at December 31, 2012.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 was $84 million compared to $47 million in the prior year period. The increase in cash flows from operating activities for the three months ended March 31, 2014, as compared to the prior year period, was primarily a result of $70 million of income tax payments which were deferred from the fourth quarter of 2012 into the first quarter of 2013 under a program offered to companies whose principal place of business was in states most affected by Hurricane Sandy. This increase was partially offset by reduced earnings for the three months ended March 31, 2014. Days sales outstanding, a measure of billing and collection efficiency, was 49 days at March 31, 2014, compared to 47 days at December 31, 2013 and 46 days at March 31, 2013. Days sales outstanding at March 31, 2014 increased from December 31, 2013 primarily as a result of the Solstas acquisition.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $636 million, consisting of $567 million for business acquisitions, principally the Solstas acquisition, and $68 million for capital expenditures.

Net cash used in investing activities for the three months ended March 31, 2013 was $140 million, consisting principally of $90 million for business acquisitions and $49 million for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 was $509 million, consisting primarily of net increases in debt of $590 million and proceeds from the exercise of stock options and related tax benefits totaling $12 million, partially offset by dividend payments of $43 million, purchases of treasury stock of $32 million, $5 million of payments primarily related to debt issuance costs incurred in connection with our senior notes offering and distributions to noncontrolling interests of $3 million. The net increase in debt consisted of $1.5 billion of borrowings and $923 million of repayments.

In the first quarter of 2014, $715 million and $200 million of cumulative borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility, respectively, were used to fund the Solstas acquisition, the repayment of our $200 million floating rate senior notes due in March 2014 and general operating requirements. In addition, we completed a $600 million senior notes offering in March 2014 (the “2014 Senior Notes”). During the first quarter of 2014, we used the net proceeds of $595 million from the 2014 Senior Notes offering, together with $125 million of cash on hand, to fund the repayment of $520 million outstanding under our secured receivables credit facility and the repayment of $200 million outstanding under our senior unsecured revolving credit facility. The 2014 Senior Notes are further described in Note 8 to the interim consolidated financial statements.

Net cash used in financing activities for the three months ended March 31, 2013 was $60 million, consisting primarily of purchases of treasury stock of $62 million, dividend payments of $48 million, and distributions to noncontrolling interests of

$3 million. These decreases were partially offset by net increases in debt of $44 million and proceeds from the exercise of stock options and related tax benefits totaling $15 million. The net increase in debt consisted of $176 million of borrowings and $132 million of repayments. The borrowings of $176 million and the repayments of $132 million are primarily associated with our secured receivables credit facility.

Dividends

During the first quarter of 2014, our Board of Directors declared a 10% increase in the quarterly cash dividend to $0.33 per common share. During each of the quarters of 2013, our Board of Directors declared a quarterly cash dividend of $0.30 per common share. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

Share Repurchases

In August 2013, our Board of Directors authorized the repurchase of an additional $1 billion of our common stock, increasing the total available authorization at that time to $1.3 billion. The share repurchase authorization has no set expiration or termination date. At March 31, 2014, $796 million remained available under our share repurchase authorizations.

For the three months ended March 31, 2014, we repurchased 0.6 million shares of our common stock at an average price of $52.80 per share for $32 million.

For the three months ended March 31, 2013, we repurchased 1.1 million shares of our common stock at an average price of $57.81 per share for a total of $62 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of March 31, 2014:

	Payments due by period
	(in millions)
Contractual Obligations	Total	Remainder of 2013	1-3 years	3-5 years	After 5 years
Outstanding debt	$3,901	$195	$806	$375	$2,525
Capital lease obligations	48	15	26	7	—
Interest payments on outstanding debt	1,901	114	309	243	1,235
Operating leases	737	151	279	127	180
Purchase obligations	323	90	149	58	26
Merger consideration obligations	51	1	50	—	—
Total contractual obligations	$6,961	$566	$1,619	$810	$3,966

Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of March 31, 2014 applied to the March 31, 2014 balances, which are assumed to remain outstanding through their maturity dates.

A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 13 to the consolidated financial statements in our 2013 Annual Report on Form 10-K. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2013 is contained in Note 18 to the consolidated financial statements in our 2013 Annual Report on Form 10-K. Merger consideration obligation primarily includes consideration owed on the Celera and UMass acquisitions. A full discussion and analysis regarding our acquisitions of Celera and UMass and the related merger consideration obligations at December 31, 2013 is contained in Note 5 to the consolidated financial statements in our 2013 Annual Report on Form 10-K.

As of March 31, 2014, our total liabilities associated with unrecognized tax benefits were approximately $170 million, which were excluded from the table above. We believe it is reasonably possible that these liabilities may decrease by up to approximately $5 million within the next twelve months, primarily as a result of the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 8 to the consolidated financial statements in our 2013 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of March 31, 2014, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

Equity Method Investees

Our equity method investees consist of: (1) unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; and Dayton, Ohio; and (2) an investment in an Australian company, which are accounted for under the equity method of accounting. We believe that our transactions with our equity method investees are conducted at arm’s length, reflecting current market conditions and pricing. Total net revenues of our equity method investees equal approximately 6% of our consolidated net revenues. Total assets of our equity method investees are less than 2% of our consolidated total assets. We have no material unconditional obligations or guarantees to, or in support of, our equity method investees and their operations.

Requirements and Capital Resources

We estimate that we will invest approximately $300 million during 2014 for capital expenditures, to support and expand our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including specific initiatives associated with our Invigorate program. We expect to fund the repayment of our short-term borrowings and the current portion of our long-term debt using cash on hand and existing credit facilities.  Additionally, we intend to repay a portion of the long-term debt that will mature in 2015 using cash on hand and refinance the balance.

As of March 31, 2014, $1.1 billion of borrowing capacity was available under our existing credit facilities, consisting of $330 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

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

Recent Accounting Pronouncements Not Yet Effective

In April 2014, the FASB issued an accounting standard update ("ASU") related to the presentation and reporting of discontinued operations, including the disposals of components of an entity. The impact of this ASU is discussed in Note 2 to the interim consolidated financial statements.

Forward-Looking Statements

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners and other factors discussed in “Business,” “Risk Factors,” “Cautionary Factors That May Affect Future Results,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” in our 2013 Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Quarterly Reports on Form 10-Q and other items throughout the 2013 Form 10-K and our 2014 Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

During the first quarter of 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 12 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2014.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2014 – January 31, 2014
Share Repurchase Program (A)	137,965	$54.00	137,965	$820,995
Employee Transactions (B)	9,908	$53.10	N/A	N/A
February 1, 2014 – February 28, 2014
Share Repurchase Program (A)	476,500	$52.45	476,500	$796,003
Employee Transactions (B)	71,739	$52.84	N/A	N/A
March 1, 2014 – March 31, 2014
Share Repurchase Program (A)	—	$—	—	$796,003
Employee Transactions (B)	930	$52.88	N/A	N/A
Total
Share Repurchase Program (A)	614,465	$52.80	614,465	$796,003
Employee Transactions (B)	82,577	$52.87	N/A	N/A

(A)
In August 2013, our Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to approximately $1.3 billion. The share repurchase authorization has no set expiration or termination date. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $6.5 billion of share repurchases of our common stock through March 31, 2014.

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

Item 6.	Exhibits

Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20140331.xml

101.SCH	dgx-20140331.xsd

101.CAL	dgx-20140331_cal.xml

101.DEF	dgx-20140331_def.xml

101.LAB	dgx-20140331_lab.xml

101.PRE	dgx-20140331_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 1, 2014
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
President and Chief Executive Officer

By	/s/ Mark J. Guinan
Mark J. Guinan
Senior Vice President and Chief Financial Officer