Form 10-Q
period 2014-06-30
QUEST DIAGNOSTICS INC
filed 2014-07-31
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
Commission file number 001-12215

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2014, there were outstanding 144,414,683 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$1,902	$1,815	$3,648	$3,602

Operating costs and expenses:
Cost of services	1,174	1,094	2,275	2,186
Selling, general and administrative	440	418	855	866
Amortization of intangible assets	25	20	47	39
Other operating expense (income), net	1	(6)	1	(5)
Total operating costs and expenses	1,640	1,526	3,178	3,086

Operating income	262	289	470	516

Other income (expense):
Interest expense, net	(42)	(40)	(81)	(80)
Equity in earnings of equity method investees	6	7	12	13
Other income, net	3	—	4	4
Total non-operating expenses, net	(33)	(33)	(65)	(63)

Income from continuing operations before taxes	229	256	405	453
Income tax expense	87	95	152	168
Income from continuing operations	142	161	253	285
Income from discontinued operations, net of taxes	—	13	—	33
Net income	142	174	253	318

Less: Net income attributable to noncontrolling interests	9	9	16	17
Net income attributable to Quest Diagnostics	$133	$165	$237	$301

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$133	$152	$237	$268
Income from discontinued operations, net of taxes	—	13	—	33
Net income	$133	$165	$237	$301

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$0.92	$0.99	$1.64	$1.72
Income from discontinued operations	—	0.08	—	0.21
Net income	$0.92	$1.07	$1.64	$1.93

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$0.92	$0.99	$1.63	$1.71
Income from discontinued operations	—	0.08	—	0.21
Net income	$0.92	$1.07	$1.63	$1.92

Weighted average common shares outstanding:
Basic	144	153	144	155
Diluted	145	154	145	157

Dividends per common share	$0.33	$0.30	$0.66	$0.60
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$142	$174	$253	$318

Other comprehensive income (loss):
Currency translation	3	(26)	2	(30)
Market valuation, net of tax	3	—	3	—
Net deferred loss on cash flow hedges, net of tax	(3)	—	(5)	—
Other, net of tax	—	3	—	3
Other comprehensive income (loss)	3	(23)	—	(27)

Comprehensive income	145	151	253	291
Less: Comprehensive income attributable to noncontrolling interests	9	9	16	17
Comprehensive income attributable to Quest Diagnostics	$136	$142	$237	$274
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 AND DECEMBER 31, 2013
(unaudited)
(in millions, except per share data)

	June 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$144	$187
Accounts receivable, net of allowance for doubtful accounts of $271 and $236 at June 30, 2014 and December 31, 2013, respectively	963	852
Inventories	109	91
Deferred income taxes	164	148
Prepaid expenses and other current assets	125	105
Total current assets	1,505	1,383
Property, plant and equipment, net	884	805
Goodwill	6,024	5,649
Intangible assets, net	1,117	896
Other assets	227	215
Total assets	$9,757	$8,948

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,038	$920
Short-term borrowings and current portion of long-term debt	220	212
Total current liabilities	1,258	1,132
Long-term debt	3,738	3,120
Other liabilities	642	723
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized at both June 30, 2014 and December 31, 2013; 215 shares issued at both June 30, 2014 and December 31, 2013	2	2
Additional paid-in capital	2,394	2,379
Retained earnings	5,500	5,358
Accumulated other comprehensive loss	(8)	(8)
Treasury stock, at cost; 71 shares at both June 30, 2014 and December 31, 2013	(3,796)	(3,783)
Total Quest Diagnostics stockholders’ equity	4,092	3,948
Noncontrolling interests	27	25
Total stockholders’ equity	4,119	3,973
Total liabilities and stockholders’ equity	$9,757	$8,948
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(unaudited)
(in millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$253	$318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156	142
Provision for doubtful accounts	148	139
Deferred income tax benefit	(26)	(11)
Stock-based compensation expense	25	17
Excess tax benefits from stock-based compensation arrangements	—	(3)
Gain on sale of business	—	(22)
Other, net	(2)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(191)	(213)
Accounts payable and accrued expenses	(39)	(68)
Income taxes payable	44	(35)
Other assets and liabilities, net	(4)	(8)
Net cash provided by operating activities	364	255

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(723)	(180)
Proceeds from sale of businesses	—	266
Capital expenditures	(117)	(105)
Increase in investments and other assets	(1)	—
Net cash used in investing activities	(841)	(19)

Cash flows from financing activities:
Proceeds from borrowings	1,738	578
Repayments of debt	(1,159)	(415)
Purchases of treasury stock	(57)	(512)
Exercise of stock options	30	63
Excess tax benefits from stock-based compensation arrangements	—	3
Dividends paid	(91)	(95)
Distributions to noncontrolling interests	(14)	(13)
Other financing activities, net	(13)	(10)
Net cash provided by (used in) financing activities	434	(401)
Net change in cash and cash equivalents	(43)	(165)
Change in cash and cash equivalents included in assets held for sale	—	17
Cash and cash equivalents, beginning of period	187	296
Cash and cash equivalents, end of period	$144	$148
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(unaudited)
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2013	144	$2	$2,379	$5,358	$(8)	$(3,783)	$25	$3,973
Net income				237			16	253
Dividends declared				(95)				(95)
Distributions to noncontrolling interests							(14)	(14)
Issuance of common stock under benefit plans	1					9		9
Stock-based compensation expense			23			2		25
Exercise of stock options			(3)			33		30
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(5)					(5)
Purchases of treasury stock	(1)					(57)		(57)
Balance, June 30, 2014	144	$2	$2,394	$5,500	$(8)	$(3,796)	$27	$4,119

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2012	158	$2	$2,371	$4,690	$14	$(2,914)	$23	$4,186
Net income				301			17	318
Other comprehensive loss, net of tax					(27)			(27)
Dividends declared				(93)				(93)
Distributions to noncontrolling interests							(13)	(13)
Issuance of common stock under benefit plans	1		1			9		10
Stock-based compensation expense			15			2		17
Exercise of stock options	1		(5)			68		63
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(10)					(10)
Purchases of treasury stock	(8)		(45)			(467)		(512)
Balance, June 30, 2013	152	$2	$2,327	$4,898	$(13)	$(3,302)	$27	$3,939
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, comprehensive income, financial condition, cash flows and stockholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K. The year-end balance sheet data was derived from the audited financial statements as of December 31, 2013, but does not include all the disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

New Accounting Pronouncements

In April 2014, the FASB issued an accounting standard update ("ASU") related to the presentation and reporting of discontinued operations, including the disposals of components of an entity. The ASU changes the criteria for reporting discontinued operations and requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This ASU is effective for the Company in the first quarter of 2015 and early adoption is permitted. The impact of the adoption of this ASU on the Company’s results of operations, financial position, cash flows and disclosures will be assessed as part of any future disposal activity.

In May 2014, the FASB issued an ASU on revenue recognition. This ASU outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific guidance from GAAP. The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The standard requires additional disclosures including those that are qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for the Company in the first quarter of 2017 with the option of using a full retrospective method or a modified retrospective method. The Company is currently assessing the impact of the adoption of this ASU on the Company’s results of operations, financial position and cash flows.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$133	$152	$237	$268
Income from discontinued operations, net of taxes	—	13	—	33
Net income attributable to Quest Diagnostics’ common stockholders	$133	$165	$237	$301

Income from continuing operations	$133	$152	$237	$268
Less: Earnings allocated to participating securities	—	—	1	1
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$133	$152	$236	$267

Weighted average common shares outstanding – basic	144	153	144	155
Effect of dilutive securities:
Stock options and performance share units	1	1	1	2
Weighted average common shares outstanding – diluted	145	154	145	157

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$0.92	$0.99	$1.64	$1.72
Income from discontinued operations	—	0.08	—	0.21
Net income	$0.92	$1.07	$1.64	$1.93

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$0.92	$0.99	$1.63	$1.71
Income from discontinued operations	—	0.08	—	0.21
Net income	$0.92	$1.07	$1.63	$1.92

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options and performance share units	3	1	4	2

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

The following table provides a summary of the Company's pre-tax restructuring charges associated with its Invigorate program and other restructuring activities for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee separation costs	$6	$8	$14	$42
Facility-related costs	3	1	4	1
Asset impairment charges	1	—	1	—
Accelerated vesting of stock-based compensation	—	—	—	1

Total restructuring charges	$10	$9	$19	$44

Total restructuring charges incurred for the three and six months ended June 30, 2014 are primarily associated with various workforce reduction initiatives as the Company continues to simplify and restructure its organization. Of the total $10 million in restructuring charges incurred during the three months ended June 30, 2014, $4 million and $6 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total $19 million in restructuring charges incurred during the six months ended June 30, 2014, $12 million and $7 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Total restructuring charges incurred during the three months ended June 30, 2013 included $8 million of employee separation costs primarily associated with various workforce reduction initiatives. Of the total $9 million in restructuring charges incurred during the three months ended June 30, 2013, $4 million and $5 million were recorded in cost of services and selling, general and administrative expenses, respectively. Total restructuring charges incurred during the six months ended June 30, 2013 included $19 million of employee separation costs primarily associated with the Company's management layer reduction initiative and $4 million under the Company's voluntary retirement program. The remaining restructuring costs incurred for the six months ended June 30, 2013 were associated with other workforce reduction initiatives. Of the total $44 million in restructuring charges incurred during the six months ended June 30, 2013, $17 million and $27 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Charges for both periods presented were primarily recorded in the Company's DIS business.

The following table summarizes activity in the restructuring liability as of June 30, 2014:

	Employee Separation Costs	Facility-Related Costs	Total

Balance, December 31, 2013	$31	$5	$36
Current period charges	14	4	18
Less:
Cash payments	(24)	(2)	(26)

Balance, June 30, 2014	$21	$7	$28

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

5.     BUSINESS ACQUISITIONS

Acquisition of Solstas Lab Partners Group

On March 7, 2014, the Company completed its acquisition of Solstas Lab Partners Group and its subsidiaries ("Solstas") in an all-cash transaction valued at $572 million, or $563 million net of cash acquired. The Company financed the acquisition with borrowings under its secured receivables credit facility and senior unsecured revolving credit facility. The final consideration paid is subject to post closing adjustments related to working capital. Through the acquisition, the Company acquired all of Solstas' operations. Solstas is a full-service commercial laboratory based in Greensboro, North Carolina and operates in nine states throughout the Southeastern United States, including the Carolinas, Virginia, Tennessee, Georgia and Alabama.

For the three and six months ended June 30, 2014, Solstas contributed $97 million and $122 million, respectively, to the Company's consolidated net revenues and $97 million and $122 million, respectively, to operating expenses which includes approximately $3 million and $5 million of integration and transaction related costs, respectively, recorded in selling, general and administrative expenses.

Acquisition of Summit Health, Inc.

On April 18, 2014, the Company completed its acquisition of Summit Health, Inc. ("Summit Health") for $151 million, which consisted of cash consideration of $124 million (which includes $9 million of working capital adjustments), or $123 million net of cash acquired, estimated contingent consideration of $22 million, and $5 million associated with certain transaction related costs due to the sellers of Summit Health. The contingent consideration arrangement is dependent on the achievement of certain revenue targets in 2015 and the Company could pay up to $25 million in 2016 based on the achievement of such targets. The final consideration paid is subject to post closing adjustments related to working capital. Through the acquisition, the Company acquired all of Summit Health's operations. Summit is a provider of on-site prevention and wellness programs. For further details regarding the fair value of the estimated contingent consideration associated with the Summit Health acquisition, see Note 6.

Acquisition of Steward Health Care Systems, LLC

On April 16, 2014, the Company completed the acquisition of the outreach laboratory service operations of Steward Health Care Systems, LLC ("Steward") for $34 million, which consisted of cash consideration of $30 million and contingent consideration of $4 million. The assets acquired primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles (see Note 7). The deferred consideration arrangement secures the seller's compliance with a non-compete agreement under which the Company will pay up to $5 million, ratably, over the next four years provided the non-compete agreement is not violated through 2018. For further details regarding the fair value of the estimated contingent consideration associated with the Steward acquisition, see Note 6.

These acquisitions were accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed are recorded based on their estimated fair values as of the closing date. The purchase price allocations related to the Solstas and Summit Health acquisitions are based upon the Company's preliminary estimates and assumptions that are subject to change within the measurement period. Management is currently in the process of verifying data and finalizing information related to this valuation and recording of identifiable intangible assets, certain other assets and liabilities and the corresponding effect on the amount of goodwill. All of the goodwill acquired in connection with the Solstas, Summit Health and Steward acquisitions has been allocated to the Company's DIS business.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

The following tables summarizes the consideration paid and the preliminary amounts of assets acquired and liabilities assumed at the acquisition date for the Solstas and Summit Health acquisitions described above:

	Solstas		Summit Health
Cash	$572		$124
Estimated fair value of contingent consideration	—		22
Transaction related costs due to sellers	—		5
Total consideration	$572		$151

	Solstas		Summit Health
Allocation of purchase price:	Fair Value	Weighted Average Useful Life (in years)	Fair Value	Weighted Average Useful Life (in years)
Cash and cash equivalents	$9		$1
Accounts receivable, net	48		11
Current deferred income taxes	7		—
Other current assets	13		16
Property, plant and equipment, net	48		6
Goodwill	266		89
Intangible assets:
Customer relationships	203	20	33	15
Software	—		3	4
Trade name	7	2	2	1
Total intangible assets	210		38
Non-current deferred income taxes	42		—

Total assets acquired	643		161

Current liabilities	59		10
Non-current deferred income taxes	4		—
Other non-current liabilities	8		—

Total liabilities assumed	71		10

Net assets acquired	$572		$151

The goodwill recorded as part of the Solstas and Summit Health acquisitions includes the expected synergies resulting from combining the operations of the acquired business with those of the Company and the value associated with an assembled workforce that has a historical track record of identifying opportunities.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information reflects the consolidated statement of operations of the Company as if the acquisitions of Solstas and Summit Health had occurred as of January 1, 2013. The pro forma information includes adjustments primarily related to the amortization of intangible assets acquired, interest expense associated with debt extinguished prior to the acquisitions, and integration and transaction costs related to the Solstas and Summit Health acquisitions. The pro forma combined financial information does not include the estimated annual synergies expected to be realized upon completion of the integration of Solstas and Summit Health and is not indicative of the results of operations as they would have been had the transaction been effected on the assumed date. Financial information for Steward has not been included in the table below as this acquisition is not material to the Company’s interim unaudited consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Pro forma net revenues	$1,906	$1,929	$3,733	$3,829

Pro forma income from continuing operations	$143	$163	$252	$286

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Pro forma income from continuing operations	$0.92	$0.99	$1.63	$1.72

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Pro forma income from continuing operations	$0.92	$1.00	$1.62	$1.71

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

6.     FAIR VALUE MEASUREMENTS

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2014		Level 1	Level 2	Level 3
Assets:
Trading securities	$50	$50	$—	$—
Cash surrender value of life insurance policies	30	—	30	—
Available-for-sale equity securities	12	12	—	—
Interest rate swaps	8	—	8	—
Put option	4	—	—	4
Total	$104	$62	$38	$4

Liabilities:
Deferred compensation liabilities	$84	$—	$84	$—
Contingent consideration	26	—	—	26
Interest rate swaps	18	—	18	—
Call option	8	—	—	8
Forward starting interest rate swaps	8	—	8	—
Total	$144	$—	$110	$34

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2013		Level 1	Level 2	Level 3
Assets:
Trading securities	$50	$50	$—	$—
Cash surrender value of life insurance policies	29	—	29	—
Put option	4	—	—	4
Forward starting interest rate swaps	2	—	2	—
Total	$85	$50	$31	$4

Liabilities:
Deferred compensation liabilities	$84	$—	$84	$—
Interest rate swaps	34	—	34	—
Call option	8	—	—	8
Total	$126	$—	$118	$8

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

In connection with the acquisition of certain businesses of UMass, the Company granted to UMass a call option and UMass granted to the Company a put option for UMass to acquire an 18.90% equity interest in a newly formed entity. The put and call options are derivative instruments that have a remaining vesting period of approximately 9 months and their fair values have been measured using a combination of discounted cash flows and the Black-Scholes-Merton option pricing model. There were no material changes in the fair value measurements using significant unobservable inputs associated with the UMass put option derivative asset or the call option derivative liability at June 30, 2014.

In April 2014, and as further detailed in Note 5, the Company completed the acquisitions of Steward and Summit Health. In connection with these acquisitions the Company recorded an aggregate contingent consideration liability of $26 million. The contingent consideration liability was classified within Level 3 measured at fair value using a probability weighted and discounted cash flow method. These measurements are based on externally obtained inputs and management's probability assessments of the occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligations, as well as the likelihood of achieving financial targets. The current probability estimate of the occurrence of such triggering events associated with the amounts the Company could be obligated to pay in future periods is between 5% and 95%. The probability-weighted cash flows were then discounted using a discount rate between 1.5% and 2.8%. The contingent consideration associated with Summit Health is projected to be paid in the first quarter of 2016, with a maximum payment of $25 million. The contingent consideration associated with Steward is projected to be paid out in four equal annual installments beginning in 2015, with a maximum payout of $5 million in total.

Investment in available-for-sale equity securities represents an investment that the Company previously accounted for under the cost method as it consisted of common shares of a privately held entity. In April 2014, the Company's investee registered its shares through an initial public offering on the Euronext Paris exchange. As a result of the initial public offering, the Company reclassified the shares to an investment in available-for-sale equity securities. The Company's investment in available-for-sale equity securities is classified within Level 1 of the fair value hierarchy because the fair value is obtained from quoted prices in an active market.

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration measured using significant and unobservable inputs:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance, December 31, 2013	$—
Purchases, additions and issuances	26
Total gains (losses) - realized/ unrealized:
Included in earnings	—
Transfers in and out of Level 3	—
Balance, June 30, 2014	$26

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At June 30, 2014, the fair value of the Company’s debt was estimated at $4.3 billion, which exceeded the carrying value by $342 million. At December 31, 2013, the fair value of the Company's debt was estimated at $3.5 billion, which exceeded the carrying value by $184 million. Principally all of the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the six months ended June 30, 2014 and for the year ended December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Balance at beginning of period	$5,649	$5,536
Goodwill acquired during the period	375	150
Write-off associated with sale of a business during the period	—	(37)
Balance at end of period	$6,024	$5,649

Principally all of the Company’s goodwill as of June 30, 2014 and December 31, 2013 is associated with its DIS business.

For the six months ended June 30, 2014, goodwill acquired was principally associated with the Solstas, Summit Health and Steward acquisitions, of which $104 million is deductible for tax purposes. Acquisitions during the year also resulted in $268 million of intangible assets, principally comprised of customer-related intangibles and trade names. For further details regarding business acquisitions, see Note 5.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Intangible assets at June 30, 2014 and December 31, 2013 consisted of the following:

	Weighted Average Amortization Period (in years)	June 30, 2014			December 31, 2013
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related intangibles	18	$927	$(233)	$694	$670	$(210)	$460
Non-compete agreements	4	43	(32)	11	43	(27)	16
Technology	14	119	(33)	86	119	(28)	91
Other	8	152	(71)	81	141	(57)	84
Total	16	1,241	(369)	872	973	(322)	651

Intangible assets not subject to amortization:
Trade names		244	—	244	244	—	244
Other		1	—	1	1	—	1
Total intangible assets		$1,486	$(369)	$1,117	$1,218	$(322)	$896

Amortization expense related to intangible assets was $25 million and $20 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, amortization expense related to intangible assets was $47 million and $39 million, respectively.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2014 is as follows:

Year Ending December 31,
Remainder of 2014	$47
2015	84
2016	74
2017	71
2018	64
2019	62
Thereafter	470
Total	$872

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

8.    DEBT

Long-term debt at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013

Floating Rate Senior Notes due March 2014	$—	$200
5.45% Senior Notes due November 2015	500	500
3.20% Senior Notes due April 2016	306	307
6.40% Senior Notes due July 2017	375	375
2.70% Senior Notes due April 2019	300	—
4.75% Senior Notes due January 2020	525	520
4.70% Senior Notes due April 2021	544	533
4.25% Senior Notes due April 2024	304	—
6.95% Senior Notes due July 2037	421	421
5.75% Senior Notes due January 2040	439	439
Other	49	37

Total long-term debt	3,763	3,332
Less: current portion of long-term debt	25	212

Total long-term debt, net of current portion	$3,738	$3,120

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Senior Unsecured Revolving Credit Facility

In April 2014, the Company amended and restated the agreement for the $750 million senior unsecured revolving credit facility (the “Credit Facility”) entered into in September 2011. The amended and restated Credit Facility matures in April 2019. Under the Credit Facility, the Company can issue letters of credit totaling $150 million. At June 30, 2014, letters of credit totaling less than $1 million were issued under the Credit Facility. Interest on the Credit Facility is based on certain published rates plus an applicable margin that will vary over a range from 75 basis points to 163 basis points based on changes in the Company's public debt ratings. At the option of the Company, it may elect to lock into LIBOR-based interest rates for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate, the federal funds rate or an adjusted LIBOR rate. At both June 30, 2014 and December 31, 2013, the Company's borrowing rate for LIBOR-based loans under the Credit Facility was LIBOR plus 1.125%. The Credit Facility contains various covenants, including the maintenance of certain financial ratios, which could impact the Company's ability to, among other things, incur additional indebtedness. At both June 30, 2014 and December 31, 2013, there were no outstanding borrowings under the Company’s senior unsecured revolving credit facility.

Maturities of Long-Term Debt

As of June 30, 2014, long-term debt matures as follows:

Year Ending December 31,
Remainder of 2014	$9
2015	521
2016	309
2017	382
2018	3
2019	301
Thereafter	2,225

Total maturities of long-term debt	3,750
Unamortized discount	(21)
Fair value basis adjustments attributable to hedged debt	34

Total long-term debt	3,763
Current portion of long-term debt	25

Total long-term debt, net of current portion	$3,738

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	June 30, 2014		December 31, 2013
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$8	Other assets	$—
Forward starting interest rate swaps	Other assets	—	Other assets	2
Total Asset Derivatives		8		2

Liability Derivatives:
Interest rate swaps	Other liabilities	18	Other liabilities	34
Forward starting interest rate swaps	Other liabilities	8	Other liabilities	—
Total Liability Derivatives		26		34

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Put option	Prepaid expenses and other current assets	4	Other assets	4

Liability Derivatives:
Call option	Accounts payable and accrued expenses	8	Other liabilities	8

Total Net Derivatives Liabilities		$(22)		$(36)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Interest Rate Derivatives – Cash Flow Hedges

In March 2014, the Company entered into interest rate lock agreements with several financial institutions for a total notional amount of $175 million (the "Treasury Lock Agreements"). The Treasury Lock Agreements, which had an original maturity date of March 28, 2014, were entered into to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in the five-year U.S. treasury rates related to the planned issuance of debt securities. In connection with the Company's senior notes offering in March 2014 (see note 8), the Company settled the Treasury Lock Agreements, which were accounted for as cash flow hedges. The loss on settlement of the Treasury Lock Agreements was not material. During the fourth quarter of 2013 and the first quarter of 2014, the Company entered into various forward starting interest rate swap agreements (the "Forward Starting Interest Rate Swap Agreements") for an aggregate notional amount of $150 million. The Forward Starting Interest Rate Swap Agreements have fixed interest rates ranging from 3.570% to 3.788%. The Forward Starting Interest Rate Swap Agreements are 21 to 24 month forward agreements that cover a ten-year hedging period and were entered into to hedge part of the Company's interest rate exposure associated with forecasted new debt issuances related to the refinancing of certain debt maturing through 2016. Through time the Company has entered into various interest rate lock agreements and forward starting interest rate swap agreements to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates. The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges as of June 30, 2014 and December 31, 2013 was $10 million and $5 million, respectively. The loss recognized on the Company's cash flow hedges for the three and six months ended June 30, 2014 and 2013, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense within the next twelve months is $1 million.

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

The interest rate swaps associated with the Senior Notes due 2020 and those associated with a portion of the Senior Notes due 2021 are classified as liabilities with an aggregate fair value of $18 million at June 30, 2014. The interest rate swaps associated with the Senior Notes due 2016, the Senior Notes due 2024, and those associated with an additional portion of Senior Notes due 2021 are classified as assets with an aggregate fair value of $8 million at June 30, 2014. The interest rate swaps associated with the Senior Notes due 2016, 2020, and 2021 are classified as liabilities with an aggregate fair value of $34 million at December 31, 2013. Since inception, the fair value hedges have been highly effective; therefore, there is no impact on earnings for the three and six months ended June 30, 2014 and 2013 as a result of hedge ineffectiveness.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

10.    STOCKHOLDERS’ EQUITY

Components of Comprehensive Income

The market valuation adjustments represent unrealized holding gains (losses) on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 9). For the three and six months ended June 30, 2014 and 2013, the tax effects related to the market valuation adjustments, deferred losses and other were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

Dividend Program

During each of the first two quarters of 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.33 per common share. During each of the quarters of 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.30 per common share.

Share Repurchase Program

In August 2013, the Company’s Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to $1.3 billion. The share repurchase authorization has no set expiration or termination date.

For the three months ended June 30, 2014, the Company repurchased 0.4 million shares of its common stock at an average price of $57.74 per share for $25 million. For the six months ended June 30, 2014, the Company repurchased 1.0 million shares of its common stock at an average price of $54.84 per share for $57 million. For the three and six months ended June 30, 2014, the Company reissued 0.4 million shares and 0.8 million shares, respectively, for employee benefit plans. At June 30, 2014, $771 million remained available under the Company’s share repurchase authorizations.

On April 19, 2013, the Company entered into an accelerated share repurchase agreement ("ASR") with a financial institution to repurchase $450 million of the Company’s common stock as part of the Company’s Common Stock repurchase program. The ASR was structured as a combination of two transactions: (1) a treasury stock repurchase and (2) a forward contract which permitted the Company to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of the Company's common stock during the purchase period, less a fixed discount. For the three months ended June 30, 2013, the Company repurchased 7.2 million shares of its common stock under the ASR at a price of $55.92 per share for a total of $405 million, which represented approximately 90 percent of the total shares expected to be repurchased under the ASR. The forward contract settled the remaining shares upon the completion of the ASR in the third quarter of 2013. The Company recorded this transaction as an increase to treasury stock of $405 million, and recorded the remaining $45 million as a decrease to additional paid-in capital in the Company's consolidated balance sheet at June 30, 2013. The $45 million recorded in additional paid-in capital was reclassified to treasury stock upon completion of the ASR in the third quarter of 2013.

In addition to the ASR previously discussed, the Company repurchased shares of its common stock on the open market. For the six months ended June 30, 2013, the Company repurchased 1.1 million shares of its common stock at an average price of $57.81 per share for a total of $62 million. For the three and six months ended June 30, 2013, the Company reissued 1.1 million shares and 1.5 million shares, respectively, for employee benefit plans.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

11.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow data for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Depreciation expense	$56	$52	$109	$103
Amortization expense	25	20	47	39

Interest paid	30	32	82	84
Income taxes paid	129	121	138	205

Assets acquired under capital leases	8	2	10	2
Increase in accounts payable associated with capital expenditures	33	—	12	—

Businesses acquired:
Fair value of assets acquired	199	90	845	241
Fair value of liabilities assumed	12	—	82	11

Fair value of net assets acquired	187	90	763	230
Merger consideration paid (payable), net	(30)	—	(30)	(50)

Cash paid for business acquisitions	157	90	733	180
Less: Cash acquired	1	—	10	—

Business acquisitions, net of cash acquired	$156	$90	$723	$180

Supplemental continuing operations data for the statement of operations for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Depreciation expense	$56	$52	$109	$103

Interest expense	(42)	(40)	(82)	(81)
Interest income	—	—	1	1

Interest expense, net	$(42)	$(40)	$(81)	$(80)

12.     COMMITMENTS AND CONTINGENCIES

The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 18, 2014.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $59 million in letters of credit were outstanding at June 30, 2014. The letters of credit primarily represent collateral for current workers’ compensation loss payments.

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

In 2010, a purported class action entitled In re Celera Corp. Securities Litigation was filed in the United States District Court for the Northern District of California against Celera Corporation and certain of its directors and current and former officers. An amended complaint filed in October 2010 alleges that from April 2008 through July 22, 2009, the defendants made false and misleading statements regarding Celera's business and financial results with an intent to defraud investors. The complaint was further amended in 2011 to add allegations regarding a financial restatement. The amended complaint seeks unspecified damages on behalf of an alleged class of purchasers of Celera's stock during the period in which the alleged misrepresentations were made. The Company's motion to dismiss the complaint was denied. Celera and the director and officer defendants have reached a tentative agreement in principle to settle this action, which is subject to satisfactory documentation of the agreement and court approval. The settlement is expected to be fully covered by insurance.

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

In June 2010, the Company received a subpoena from the Florida Attorney General's Office seeking documents relating to the Company's pricing and billing practices as they relate to Florida’s Medicaid program. The Company cooperated with the requests. In November 2013, the State of Florida intervened as a plaintiff in a civil lawsuit, Florida ex rel. Hunter Laboratories LLC v. Quest Diagnostics Incorporated, et al., filed in Florida Circuit Court. The suit, originally filed by a competitor laboratory, alleges that the Company overcharged Florida’s Medicaid program. Hunter Laboratories LLC filed similar lawsuits in Georgia, Massachusetts, Nevada and Virginia; in each of those lawsuits, the state attorney general’s office has not intervened. The parties have settled the Massachusetts, Nevada and Georgia lawsuits and reached an agreement in principle to settle the Virginia lawsuit.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of June 30, 2014, the Company believes that there are no losses related to the Legal Matters described above that are probable, or, if a loss is probable, it cannot be reasonably estimated. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the Legal Matters described above, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

Reserves for Legal Matters

Reserves for legal matters, other than those described above in "Legal Matters", totaled less than $6 million at both June 30, 2014 and December 31, 2013.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled approximately $121 million as of both June 30, 2014 and December 31, 2013. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

13.    DISCONTINUED OPERATIONS

Results of operations for OralDNA, HemoCue and NID have been reported as discontinued operations for the three and six months ended June 30, 2014 and 2013.

Discontinued operations, net of taxes, for the three and six months ended June 30, 2013 includes a gain of $13 million (including foreign currency translation adjustments, partially offset by income tax expense and transaction costs) associated with the sale of HemoCue. In addition, income from discontinued operations, net of taxes for the six months ended June 30, 2013, includes discrete tax benefits of $20 million associated with favorable resolution of certain tax contingencies related to the Company's NID business.

Summarized financial information for the discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$—	$3	$—	$28

Income from discontinued operations before taxes	—	21	—	22
Income tax (expense) benefit	—	(8)	—	11
Income from discontinued operations, net of taxes	$—	$13	$—	$33

The remaining balance sheet information related to HemoCue, OralDNA and NID was not material at June 30, 2014 and December 31, 2013.

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

During the first quarter of 2014, the Company acquired Solstas. During the second quarter of 2014, the Company acquired Summit Health and Steward. Solstas, Summit Health and Steward are included in the Company's DIS business. See Note 5 for further details regarding business acquisitions.

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

At June 30, 2014, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

The following table is a summary of segment information for the three and six months ended June 30, 2014 and 2013. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization of intangibles assets and other miscellaneous operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the consolidated financial statements contained in the Company’s 2013 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues:
DIS business	$1,763	$1,674	$3,377	$3,323
All other operating segments	139	141	271	279
Total net revenues	$1,902	$1,815	$3,648	$3,602

Operating earnings (loss):
DIS business	$293	$323	$524	$593
All other operating segments	22	17	40	31
General corporate activities	(53)	(51)	(94)	(108)
Total operating income	262	289	470	516
Non-operating expenses, net	(33)	(33)	(65)	(63)
Income from continuing operations before taxes	229	256	405	453
Income tax expense	87	95	152	168
Income from continuing operations	142	161	253	285
Income from discontinued operations, net of taxes	—	13	—	33
Net income	142	174	253	318
Less: Net income attributable to noncontrolling interests	9	9	16	17
Net income attributable to Quest Diagnostics	$133	$165	$237	$301

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

Quest Diagnostics is the world's leading provider of diagnostic information services ("DIS"), providing insights that empower and enable patients, physicians, hospitals, integrated delivery networks, health plans, employers and others to make better healthcare decisions. Over 90% of our revenues are derived from DIS with the balance derived from risk assessment services, clinical trials testing, diagnostic products and healthcare information technology. Our business segment information is disclosed in Note 14 to the interim unaudited consolidated financial statements.

Second Quarter Highlights

Our total net revenues of $1.9 billion were 4.8% above the prior year period. DIS revenues of $1.8 billion were 5.3% above the prior year period. DIS volume, measured by the number of requisitions, increased 7.7% compared to the prior year period. Our recent acquisitions added approximately 7% to DIS revenue growth and approximately 8.5% to DIS volume compared to the prior year period. Excluding the impact of acquisitions, DIS volume was lower by approximately 1% compared to the prior year period which was driven by our decision in the quarter to not renew certain business due to strategic reasons. Diagnostic Solutions ("DS") revenues were $139 million, and 1.1% below the prior year period. The decline in our DS revenues is primarily due to the divestiture of Enterix in the prior year. Excluding the impact of this divestiture, our DS revenues would have improved by approximately 1%. Income from continuing operations attributable to Quest Diagnostics' stockholders was $133 million for the three months ended June 30, 2014. Earnings per diluted share from continuing operations was $0.92 for the three months ended June 30, 2014.

Five-point Strategy

We continued making progress on the execution of our five-point strategy during the second quarter of 2014.

•	We completed the acquisition of Summit Health, Inc. ("Summit Health") and the outreach laboratory service operations of Steward Health Care Systems, LLC ("Steward").

•	We repurchased $25 million of our common stock as part of our Common Stock repurchase program.

•	We partnered with Memorial Sloan Kettering to use molecular testing and next generation sequencing to improve physicians' ability to treat patients with a variety of solid tumor cancers.

•	We partnered with Sequenom to offer national access to its non-invasive prenatal test.

Invigorate Program

We are engaged in a multi-year program called Invigorate which is expected to deliver $700 million in run rate savings versus 2011 by the time we exit 2014. We expect to deliver approximately $200 million in realized savings in 2014. We continue to seek additional opportunities to increase the savings from Invigorate to greater than $1 billion over time. The Invigorate program is intended to partially offset continued reimbursement pressures and labor and benefit cost increases; free up additional resources to invest in science, innovation and other growth initiatives; and enable us to improve service quality and operating profitability.

In connection with our Invigorate program, we have launched multiple management restructuring initiatives aimed at driving operational excellence and restoring growth. These restructuring initiatives were primarily undertaken to eliminate multiple layers from the organization, migrate certain aspects of our support functions to an outsourcing model and optimize the use of our facilities and infrastructure. As of June 30, 2014, we have recorded approximately $153 million of pre-tax employee separation costs and other restructuring related costs associated with these initiatives.

Our estimate of pre-tax charges, expected to be incurred in the second half of 2014 in connection with the Invigorate program, is between $40 million and $55 million. These pre-tax charges consist of employee separation costs, systems conversion and integration costs and facility-related charges. Through June 30, 2014, the cumulative charge recorded in connection with the Invigorate program is approximately $218 million.

For additional information on the Invigorate program and associated costs, see Note 4 to the interim unaudited consolidated financial statements.

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

Acquisition of Summit Health

On April 18, 2014 we completed the acquisition of Summit Health, a leading provider of on-site prevention and wellness programs for $151 million. The purchase price consisted of cash consideration of $124 million (which includes $9 million of working capital adjustments), or $123 million net of cash acquired, estimated contingent consideration of $22 million, and $5 million associated with certain transaction related costs due to the sellers of Summit Health.

Acquisition of Steward Health Care Systems, LLC

On April 16, 2014, we completed the acquisition of the outreach laboratory service operations of Steward Health Care Systems, LLC for $34 million, which consisted of cash consideration of $30 million and contingent consideration of $4 million.

See Note 5 to the interim unaudited consolidated financial statements for additional information associated with our recent acquisitions.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2013 Annual Report on Form 10-K.

Results of Operations

The following table sets forth certain results of operations data for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)	2014	2013	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$1,763	$1,674	$89	5.3%	$3,377	$3,323	$54	1.6%
DS businesses	139	141	(2)	(1.1)	271	279	(8)	(2.7)
Total net revenues	$1,902	$1,815	$87	4.8%	$3,648	$3,602	$46	1.3%

Operating costs and expenses:
Cost of services	$1,174	$1,094	$80	7.3%	$2,275	$2,186	$89	4.1%
Selling, general and administrative	440	418	22	5.2	855	866	(11)	(1.3)
Amortization of intangible assets	25	20	5	26.7	47	39	8	20.2
Other operating expense (income), net	1	(6)	7	NM	1	(5)	6	NM
Total operating costs and expenses	$1,640	$1,526	$114	7.4%	$3,178	$3,086	$92	3.0%

Operating income	$262	$289	$(27)	(9.2)%	$470	$516	$(46)	(8.9)%

Other income (expense):
Interest expense, net	$(42)	$(40)	$(2)	4.1%	$(81)	$(80)	$(1)	1.0%
Equity in earnings of equity method investees	6	7	(1)	(7.5)	12	13	(1)	(7.1)
Other income, net	3	—	3	NM	4	4	—	NM
Total non-operating expenses, net	$(33)	$(33)	$—	(0.7)%	$(65)	$(63)	$(2)	2.1%

Income tax expense	$87	$95	$(8)	(7.6)%	$152	$168	$(16)	(9.4)%
Effective income tax rate	37.9%	36.9%	1.0%	NM	37.5%	37.1%	0.4%	NM

Income from discontinued operations, net of taxes	$—	$13	$(13)	NM	$—	$33	$(33)	NM

Income from continuing operations attributable to Quest Diagnostics' stockholders	$133	$152	$(19)	(12.4)%	$237	$268	$(31)	(11.5)%

Diluted earnings per common share from continuing operations attributable to Quest Diagnostics’ common stockholders	$0.92	$0.99	$(0.07)	(7.1)%	$1.63	$1.71	$(0.08)	(4.7)%

NM - Not Meaningful

The following table sets forth certain results of continuing operations data as a percentage of net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenues:
DIS business	92.7%	92.3%	92.6%	92.3%
DS businesses	7.3	7.7	7.4	7.7
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of services	61.7%	60.2%	62.4%	60.7%
Selling, general and administrative	23.1	23.1	23.4	24.1
Amortization of intangible assets	1.3	1.1	1.3	1.1
Other operating expense, net	0.1	(0.3)	—	(0.2)
Total operating costs and expenses	86.2%	84.1%	87.1%	85.7%

Operating income	13.8%	15.9%	12.9%	14.3%

Continuing Operations

Results for the three months ended June 30, 2014 were affected by certain items that negatively impacted diluted earnings per share by $0.16. During the three months ended June 30, 2014, we recorded pre-tax charges of $27 million, or $0.13 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs and professional fees associated with the further restructuring of our business (including $5 million of pre-tax integration and transaction costs associated with acquisitions). In addition, we recorded a pre-tax charge of $7 million, or $0.03 per diluted share, principally associated with the settlement of legal matters.

Results for the six months ended June 30, 2014 were affected by certain items that negatively impacted diluted earnings per share by $0.29. During the six months ended June 30, 2014, we recorded pre-tax charges of $51 million, or $0.24 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs and professional fees associated with the further restructuring of our business (including $11 million of pre-tax integration and transaction costs associated with acquisitions). In addition, we recorded pre-tax charges of $11 million, or $0.05 per diluted share, principally associated with the settlement of legal matters.

Results for the three months ended June 30, 2013 included $19 million of pre-tax charges, or $0.07 per diluted share, related to restructuring and integration costs primarily associated with workforce reductions and professional fees associated with further restructuring and integrating our business.

Results for the six months ended June 30, 2013 included $63 million of pre-tax charges, or $0.24 per diluted share, related to restructuring and integration costs primarily associated with workforce reductions and professional fees associated with further restructuring and integrating our business.

Net Revenues

Net revenues for the three months ended June 30, 2014 were 4.8% above the prior year level.

DIS revenue, which accounted for over 90% of our consolidated net revenues, increased by 5.3% for the three months ended June 30, 2014 compared to the prior year period. Our recent acquisitions added approximately 7% to DIS revenue growth.

DIS volume, measured by the number of requisitions, increased 7.7% for the three months ended June 30, 2014 compared to the prior year period. Our recent acquisitions contributed approximately 8.5% to DIS volume in the quarter. After considering the impact of our recent acquisitions, underlying DIS volume was lower by less than 1%, as compared to the prior year period which was driven by our decision in the quarter to not renew certain business due to strategic reasons. Our underlying DIS volume has improved sequentially as compared to the first quarter of 2014.

Revenue per requisition for the three months ended June 30, 2014 decreased 2.3% from the prior year level. The impact of our recent acquisitions reduced revenue per requisition by approximately 1% in the quarter with the remainder of the decrease due to reimbursement pressure and mix of our business.

For the three months ended June 30, 2014, combined revenues in our DS businesses decreased by approximately 1.1%, compared to the prior year period. The decline in our DS revenues is primarily due to the divestiture of Enterix in the prior year. Excluding the impact of this divestiture, our DS revenues would have improved by approximately 1%.

Net revenues for the six months ended June 30, 2014 were 1.3% above the prior year level.

DIS revenue, which accounted for over 90% of our consolidated net revenues, increased by 1.6% for the six months ended June 30, 2014 compared to the prior year period. Our recent acquisitions added approximately 5% to DIS revenue growth.

DIS volume, measured by the number of requisitions, increased 4.3% for the six months ended June 30, 2014 compared to the prior year period. Our recent acquisitions contributed approximately 6% to DIS volume in the period.

Revenue per requisition for the six months ended June 30, 2014 decreased 2.5% from the prior year level. The impact of our recent acquisitions reduced revenue per requisition by approximately 1% during the period with the remainder of the decrease due to reimbursement pressure and mix of our business.

For the six months ended June 30, 2014, combined revenues in our DS businesses decreased by approximately 2.7%, compared to the prior year period. The decline in our DS revenues is primarily due to the divestiture of Enterix in the prior year. Excluding the impact of this divestiture, our DS revenues would have decreased by less than 1%, which was was due to lower revenues in our products and clinical trials businesses.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

Cost of services increased $80 million for the three months ended June 30, 2014 as compared to the prior year period. This increase was primarily driven by additional operating costs associated with our recent acquisitions, partially offset by lower overall compensation and benefit costs resulting from reduced headcount under the Invigorate program. In addition, cost of services includes a $13 million increase in the current period, that is principally due to the allocation of certain facility costs between cost of services and selling, general and administrative expenses for those facilities that support both service delivery and administrative functions, in order to reflect our current operations.

The impact of the additional operating costs associated with our recent acquisitions and the change in allocation of facility costs are the primary factors for the increase in cost of services as a percentage of net revenues in 2014 compared to the prior year period.

Cost of services increased $89 million for the six months ended June 30, 2014 as compared to the prior year period. This increase was primarily driven by additional operating costs associated with our recent acquisitions and higher performance based compensation costs. These increases were partially offset by lower overall compensation and benefit costs resulting from reduced headcount under the Invigorate program and lower restructuring and integration costs in 2014 as compared to the prior year period. In addition, cost of services includes a $25 million increase in the current period, that is principally due to the allocation of certain facility costs between cost of services and selling, general and administrative expenses for those facilities that support both service delivery and administrative functions, in order to reflect our current operations.

The impact of the additional operating costs associated with our recent acquisitions and the change in allocation of facility costs are the primary factors for the increase in cost of services as a percentage of net revenues in 2014 compared to the prior year period.

Selling, General and Administrative Expenses ("SG&A")

SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense and general management and administrative support as well as administrative facility costs.

SG&A increased $22 million for the three months ended June 30, 2014 as compared to the prior year period. The increase in SG&A is due to the additional operating costs associated with our recent acquisitions, higher performance based compensation costs and legal settlement costs. This increase was partially offset by a $13 million reduction to SG&A, that is principally due to the allocation of certain facility costs between cost of services and SG&A for those facilities that support both service delivery and administrative functions, in order to reflect our current operations. Additionally, lower overall compensation and benefit costs resulting from reduced headcount under the Invigorate program, partially offset this increase in SG&A.

SG&A decreased $11 million for the six months ended June 30, 2014 as compared to the prior year period. This decrease is due to lower overall compensation and benefit costs resulting from reduced headcount under the Invigorate program and lower restructuring and integration related costs in 2014 as compared to the prior year period. In addition, the decrease in SG&A also benefited from $25 million, that is principally due to the allocation of certain facility costs between cost of services and SG&A for those facilities that support both service delivery and administrative functions, in order to reflect our current operations. This decrease was partially offset by the additional operating costs associated with our recent acquisitions, higher performance based compensation costs and legal settlement costs.

Our bad debt expense as a percentage of revenues increased approximately 20 basis points, as compared to both prior year periods, to 3.9% for the three months ended June 30, 2014 and to 4.1% for the six months ended June 30, 2014.

Amortization of Intangible Assets

The increase in amortization of intangible assets for the three and six months ended June 30, 2014, compared to the prior year period, primarily reflects the impact from amortization of intangible assets acquired as part of our recent acquisitions.

Other Operating Expense (Income), net

Other operating expense (income), net includes miscellaneous income and expense items related to operating activities. For both the three and six months ended June 30, 2013, other operating expense (income), net includes a gain of $6 million resulting from consideration received associated with certain non-compete agreements.

Operating Income

Operating income as a percentage of net revenues decreased to 13.8% in the three months ended June 30, 2014, as compared to 15.9% in the prior year period. For the six months ended June 30, 2014, operating income as a percentage of net revenues decreased to 12.9% , as compared to 14.3% in the prior year period. The decrease in operating income as a percentage of net revenues for both periods was primarily driven by reimbursement pressure, additional operating costs associated with our recent acquisitions, higher performance based compensation costs and legal settlement costs. This decrease was partially offset by lower overall compensation and benefit costs resulting from reduced headcount under the Invigorate program and lower restructuring and integration related costs in the six months ended June 30, 2014 as compared to the prior year period. Due to the timing of our recent acquisitions, we have not fully realized the anticipated synergies associated with these acquisitions, which has impacted our operating income as a percentage of net revenues for the three and six months ended June 30, 2014.

Interest Expense, net

Interest expense, net for the three and six months ended June 30, 2014 increased $2 million and $1 million, respectively, compared to prior year periods, primarily as a result of higher outstanding debt balances in 2014.

Other Income, net

Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the three months ended June 30, 2014, other income, net includes a gain of $2 million, associated with investments held in trusts pursuant to our supplemental deferred compensation plans. Other income, net for both the six months ended June 30, 2014 and 2013, includes gains of $4 million, associated with investments held in trusts pursuant to our supplemental deferred compensation plans.

Income Tax Expense

The increase in the effective income tax rate for the three and six months ended June 30, 2014, compared to the prior year period is due in part to the relative levels of domestic and foreign pre-tax income in each of the respective periods. Furthermore, there were higher tax credits realized in the effective income tax rate for the three and six months ended June 30, 2013.

Discontinued Operations

Discontinued operations includes HemoCue, which was sold in April 2013, OralDNA and NID. The results of operations of HemoCue, OralDNA and NID have been classified as discontinued operations for all periods presented. See Note 13 to the interim unaudited consolidated financial statements for further details. Discontinued operations, net of taxes, for the three and six months ended June 30, 2013 includes a gain of $13 million (including foreign currency translation adjustments, partially offset by income tax expense and transaction costs) associated with the sale of HemoCue. In addition, income from discontinued operations, net of taxes for the six months ended June 30, 2013, includes discrete tax benefits of $20 million associated with favorable resolution of certain tax contingencies related to our NID business.

The following table summarizes our income from discontinued operations, net of taxes:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease)			Increase (Decrease)
	2014	2013		2014	2013
	(dollars in millions)
Net revenues	$—	$3	$(3)	$—	$28	$(28)
Income from discontinued operations before taxes	—	21	(21)	—	22	(22)
Income tax (expense) benefit	—	(8)	8	—	11	(11)

Income from discontinued operations, net of taxes	$—	$13	$(13)	$—	$33	$(33)

Quantitative and Qualitative Disclosures About Market Risk

We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for speculative purposes. We believe that our exposures to foreign exchange impacts and changes in commodity prices are not material to our consolidated financial condition or results of operations. See Note 9 to the interim unaudited consolidated financial statements for additional discussion of our financial instruments and hedging activities.

At June 30, 2014 and December 31, 2013, the fair value of our debt was estimated at approximately $4.3 billion and $3.5 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2014 and December 31, 2013, the estimated fair value exceeded the carrying value of the debt by $342 million and $184 million, respectively. A hypothetical 10% increase in interest rates (representing 43 basis points at June 30, 2014 and 47 basis points at December 31, 2013) would potentially reduce the estimated fair value of our debt by approximately $114 million and $107 million at June 30, 2014 and December 31, 2013, respectively.

Borrowings under our senior unsecured revolving credit facility and our secured receivables credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. At June 30, 2014, the borrowing rates under these debt instruments were: for our senior unsecured revolving credit facility, LIBOR plus 1.125%; and for our secured receivables credit facility, 0.85%. As of June 30, 2014, $195 million was outstanding under our $525 million secured receivables credit facility and is recorded in short-term borrowings on our consolidated balance sheet. There were no borrowings outstanding under our $750 million senior unsecured revolving credit facility as of June 30, 2014.

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

In July 2012, we entered into fixed-to-variable interest rate swap agreements on a portion of the Senior Notes due 2016 and Senior Notes due 2020. These interest rate swap agreements have an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 2.3% and one-month LIBOR plus 3.6%, and are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020. During the fourth quarter of 2012, we entered into additional fixed-to-variable interest rate swap agreements with an aggregate notional amount of $400 million and variable interest rates based on one-month LIBOR plus a spread ranging from 3.4% and 5.1%. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2015 and a portion of the Senior Notes due 2021. In November 2013, we terminated the interest rate swaps associated with the Senior Notes due 2015. The asset value of these interest rate swaps through termination was not material. Concurrent with the termination of the interest rate swaps associated with the Senior Notes due 2015, we entered into additional fixed-to-variable interest rate swap agreements with an aggregate notional amount of $200 million and variable interest rates based on one-month LIBOR plus a spread ranging from 2.45% to 2.46%. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2021. In March 2014, we entered into various fixed-to-variable interest rate swap agreements which have a notional amount of $250 million and variable interest rates based on one-month LIBOR plus a spread ranging from 1.54% to 1.59%. These derivative financial instruments are accounted for as fair value hedges on a portion of the Senior Notes due 2024. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 2 basis points) would not impact annual interest expense materially, assuming no changes to the debt outstanding at June 30, 2014.

The aggregate fair value of the fixed-to-variable interest rate swaps associated with the Senior Notes due 2020 and those associated with a portion of the Senior Notes due 2021 was a liability of $18 million at June 30, 2014. The aggregate fair value of the fixed-to-variable interest rate swaps associated with the Senior Notes due 2016, the Senior Notes due 2024, and those associated with an additional portion of the Senior Notes due 2021 was an asset of $8 million at June 30, 2014.

During the fourth quarter of 2013 and the first quarter of 2014, we entered into various forward starting interest rate swap agreements with an aggregate notional amount of $150 million and fixed interest rates ranging from 3.570% to 3.788%. The forward interest rate swap agreements are 21 to 24 month forward agreements covering a ten-year hedging period and were entered into to hedge part of our interest rate exposure associated with forecasted debt issuances related to the refinancing of certain debt maturing in 2015 and 2016. The aggregate fair value of the forward starting interest rate swaps was a liability of $8 million at June 30, 2014.

A hypothetical 10% change in interest rates (representing 20 basis points) would potentially change the fair value of our derivative liabilities by $2 million and our derivative assets by $7 million.

For further details regarding our outstanding debt, see Note 8 to the interim unaudited consolidated financial statements and Note 13 to the consolidated financial statements included in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013. For details regarding our financial instruments, see Note 9 to the interim unaudited consolidated financial statements.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately held companies. The carrying value of our equity investments was $19 million at June 30, 2014.

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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2014	2013
	(dollars in millions)
Net cash provided by operating activities	$364	$255
Net cash used in investing activities	(841)	(19)
Net cash provided by (used in) financing activities	434	(401)

Net change in cash and cash equivalents	$(43)	$(165)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash and cash equivalents at June 30, 2014 totaled $144 million, compared to $187 million at December 31, 2013. Cash and cash equivalents at June 30, 2013 totaled $148 million compared to $296 million at December 31, 2012.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 was $364 million compared to $255 million in the prior year period. The increase in cash flows from operating activities for the six months ended June 30, 2014, as compared to the prior year period, was primarily a result of $70 million of income tax payments which were deferred from the fourth quarter of 2012 into the first quarter of 2013 under a program offered to companies whose principal place of business was in states most affected by Hurricane Sandy as well as improved working capital through management of days sales outstanding and days payable outstanding. This increase was partially offset by reduced earnings for the six months ended June 30, 2014. Days sales outstanding, a measure of billing and collection efficiency, was 47 days at both June 30, 2014 and December 31, 2013 and 48 days at June 30, 2013.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $841 million, consisting of $723 million for business acquisitions, primarily the Solstas and Summit Health acquisitions, and $117 million for capital expenditures.

Net cash used in investing activities for the six months ended June 30, 2013 was $19 million, consisting principally of $180 million for business acquisitions and $105 million for capital expenditures. This was offset by Hemocue sale proceeds of $266 million, which is net of $29 million of cash which was received in July 2013 as part of post closing adjustments.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 was $434 million, consisting primarily of a net increases in debt of $579 million and proceeds from the exercise of stock options and related tax benefits totaling $30 million, partially offset by dividend payments of $91 million, purchases of treasury stock of $57 million, $6 million of payments primarily related to debt issuance costs incurred in connection with our 2014 senior notes offering and the renewal of our senior unsecured revolving credit facility, and distributions to noncontrolling interests of $14 million. The net increases in debt consisted of $1.7 billion of borrowings and $1.2 billion of repayments.

In the first quarter of 2014, $715 million and $200 million of cumulative borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility, respectively, were used to fund the Solstas acquisition, the repayment of our $200 million floating rate senior notes due March 2014 and general operating requirements. In addition, we completed a $600 million senior notes offering in March 2014 (the “2014 Senior Notes”). During the first quarter of 2014, we used the net proceeds of $595 million from the 2014 Senior Notes offering, together with $125 million of cash on hand, to fund the repayment of $520 million outstanding under our secured receivables credit facility and the repayment of $200 million outstanding under our senior unsecured revolving credit facility. The 2014 Senior Notes are further described in Note 8 to the interim unaudited consolidated financial statements.

In the second quarter of 2014, the $225 million of borrowings and $236 million of repayments are primarily associated with our secured receivables credit facility. In April 2014, we amended and restated our $750 million senior unsecured revolving credit facility. The amended and restated senior unsecured revolving credit facility matures in April 2019. See Note 8 to the interim unaudited consolidated financial statements for further details.

Net cash used in financing activities for the six months ended June 30, 2013 was $401 million, consisting primarily of purchases of treasury stock of $512 million, dividend payments of $95 million, and distributions to noncontrolling interests of $13 million, partially offset by net increases in debt of $163 million and proceeds from the exercise of stock options and related tax benefits totaling $66 million. The net increases in debt consisted of $578 million of borrowings and $415 million of repayments.

The borrowings of $578 million and the repayment of $415 million are primarily associated with our secured receivables credit facility.

Dividends

During each of the first two quarters of 2014, our Board of Directors declared a quarterly cash dividend of $0.33 per common share. During each of the quarters of 2013, our Board of Directors declared a quarterly cash dividend of $0.30 per common share. We expect to fund future dividend payments with cash flows from operations and do not expect the dividend to have a material impact on our ability to finance future growth.

Share Repurchases

In August 2013, our Board of Directors authorized the repurchase of an additional $1 billion of our common stock, increasing the total available authorization at that time to $1.3 billion. The share repurchase authorization has no set expiration or termination date. At June 30, 2014, $771 million remained available under our share repurchase authorizations.

For the three months ended June 30, 2014, we repurchased 0.4 million shares of our common stock at an average price of $57.74 per share for $25 million. For the six months ended June 30, 2014, we repurchased 1.0 million shares of our common stock at an average price of $54.84 per share for $57 million.

On April 19, 2013, we entered into an accelerated share repurchase agreement ("ASR") with a financial institution to repurchase $450 million of our common stock as part of our Common Stock repurchase program. The ASR was structured as a combination of two transactions: (1) a treasury stock repurchase and (2) a forward contract which permitted us to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of our common stock during the purchase period, less a fixed discount. For the three months ended June 30, 2013, we repurchased 7.2 million shares of our common stock under the ASR at a price of $55.92 per share for a total of $405 million, which represented approximately 90 percent of the total shares expected to be repurchased under the ASR. The forward contract settled the remaining shares upon the completion of the ASR in the third quarter of 2013. We recorded this transaction as an increase to treasury stock of $405 million, and recorded the remaining $45 million as a decrease to additional paid-in capital in the our consolidated balance sheet at June 30, 2013. The $45 million recorded in additional paid-in capital was reclassified to treasury stock upon completion of the ASR in the third quarter of 2013.

In addition to the ASR previously discussed, we repurchased shares of our common stock on the open market in 2013. For the six months ended June 30, 2013, we repurchased 1.1 million shares of our common stock at an average price of $57.81 per share for a total of $62 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of June 30, 2014:

	Payments due by period
	(in millions)
Contractual Obligations	Total	Remainder of 2014	1-3 years	3-5 years	After 5 years
Outstanding debt	$3,902	$196	$806	$375	$2,525
Capital lease obligations	43	8	24	10	1
Interest payments on outstanding debt	1,873	87	308	243	1,235
Operating leases	743	106	297	143	197
Purchase obligations	290	55	151	58	26
Merger consideration obligations	85	5	78	2	—
Total contractual obligations	$6,936	$457	$1,664	$831	$3,984

Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of June 30, 2014 applied to the June 30, 2014 balances, which are assumed to remain outstanding through their maturity dates.

A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 13 to the consolidated financial statements in our 2013 Annual Report on Form 10-K and Note 8 to the interim unaudited consolidated financial statements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2013 is contained in Note 18 to the consolidated financial statements in our 2013 Annual Report on Form 10-K. Merger consideration obligation includes consideration owed, including any contingent consideration, on the UMass, Summit Health, and Steward acquisitions. See Note 5 to the interim unaudited consolidated financial statements for a discussion and analysis regarding our 2014 acquisitions. A full discussion and analysis regarding our acquisition of UMass and the related merger consideration obligations at December 31, 2013 is contained in Note 5 to the consolidated financial statements in our 2013 Annual Report on Form 10-K.

As of June 30, 2014, our total liabilities associated with unrecognized tax benefits were approximately $172 million, which were excluded from the table above. We believe it is reasonably possible that these liabilities may decrease by up to approximately $40 million within the next twelve months, primarily as a result of payments, the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 8 to the consolidated financial statements in our 2013 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of June 30, 2014, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

Equity Method Investees

Our equity method investees consist of: (1) unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; and Dayton, Ohio; and (2) an investment in Enterix, an Australian company, which are accounted for under the equity method of accounting. We believe that our transactions with our equity method investees are conducted at arm’s length, reflecting current market conditions and pricing. Total net revenues of our equity method investees equal approximately 6% of our consolidated net revenues. Total assets of our equity method investees are less than 2% of our consolidated total assets. We have no material unconditional obligations or guarantees to, or in support of, our equity method investees and their operations.

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

As of June 30, 2014, $1.1 billion of borrowing capacity was available under our existing credit facilities, consisting of $330 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

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

Recent Accounting Pronouncements Not Yet Effective

In April 2014, the FASB issued an accounting standard update ("ASU") related to the presentation and reporting of discontinued operations, including the disposals of components of an entity. In May 2014, the FASB issued an ASU on revenue recognition that provides a single comprehensive model to use in accounting for revenue arising from contracts with customers and it requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The impact of each ASU is discussed in Note 2 to the interim unaudited consolidated financial statements.

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

During the second quarter of 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 12 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the second quarter of 2014.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2014 – April 30, 2014
Share Repurchase Program (A)	—	$—	—	$796,003
Employee Transactions (B)	3,870	$60.01	N/A	N/A
May 1, 2014 – May 31, 2014
Share Repurchase Program (A)	316,265	$56.91	316,265	$778,005
Employee Transactions (B)	11,239	$57.12	N/A	N/A
June 1, 2014 – June 30, 2014
Share Repurchase Program (A)	116,715	$59.99	116,715	$771,003
Employee Transactions (B)	466	$59.54	N/A	N/A
Total
Share Repurchase Program (A)	432,980	$57.74	432,980	$771,003
Employee Transactions (B)	15,575	$57.91	N/A	N/A

(A)
In August 2013, our Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to approximately $1.3 billion. The share repurchase authorization has no set expiration or termination date. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $6.5 billion of share repurchases of our common stock through June 30, 2014.

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

Item 6.	Exhibits

Exhibits:

10.1	Amended and Restated Employee Stock Purchase Plan

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20140630.xml

101.SCH	dgx-20140630.xsd

101.CAL	dgx-20140630_cal.xml

101.DEF	dgx-20140630_def.xml

101.LAB	dgx-20140630_lab.xml

101.PRE	dgx-20140630_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
July 31, 2014
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
President and Chief Executive Officer

By	/s/ Mark J. Guinan
Mark J. Guinan
Senior Vice President and Chief Financial Officer