Form 10-Q
period 2014-09-30
QUEST DIAGNOSTICS INC
filed 2014-10-30
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
Commission file number 001-12215

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 22, 2014, there were outstanding 144,534,244 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$1,904	$1,788	$5,552	$5,390

Operating costs and expenses:
Cost of services	1,178	1,089	3,453	3,275
Selling, general and administrative	446	423	1,301	1,289
Amortization of intangible assets	24	20	71	59
Gain on sale of royalty rights	—	(474)	—	(474)
Other operating expense, net	—	41	1	36
Total operating costs and expenses	1,648	1,099	4,826	4,185

Operating income	256	689	726	1,205

Other income (expense):
Interest expense, net	(41)	(40)	(122)	(120)
Equity in earnings of equity method investees	7	5	19	18
Other (expense) income, net	(1)	3	3	7
Total non-operating expenses, net	(35)	(32)	(100)	(95)

Income from continuing operations before taxes	221	657	626	1,110
Income tax expense	82	245	234	413
Income from continuing operations	139	412	392	697
Income from discontinued operations, net of taxes	—	2	—	35
Net income	139	414	392	732

Less: Net income attributable to noncontrolling interests	10	9	26	26
Net income attributable to Quest Diagnostics	$129	$405	$366	$706

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$129	$403	$366	$671
Income from discontinued operations, net of taxes	—	2	—	35
Net income	$129	$405	$366	$706

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$0.89	$2.68	$2.52	$4.36
Income from discontinued operations	—	0.02	—	0.23
Net income	$0.89	$2.70	$2.52	$4.59

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$0.88	$2.66	$2.51	$4.32
Income from discontinued operations	—	0.02	—	0.23
Net income	$0.88	$2.68	$2.51	$4.55

Weighted average common shares outstanding:
Basic	145	150	144	153
Diluted	145	151	145	155

Dividends per common share	$0.33	$0.30	$0.99	$0.90
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$139	$414	$392	$732

Other comprehensive income (loss):
Currency translation	(5)	4	(3)	(26)
Market valuation, net of tax	(2)	—	1	—
Net deferred loss on cash flow hedges, net of tax	—	1	(5)	1
Other, net of tax	—	—	—	3
Other comprehensive (loss) income	(7)	5	(7)	(22)

Comprehensive income	132	419	385	710
Less: Comprehensive income attributable to noncontrolling interests	10	9	26	26
Comprehensive income attributable to Quest Diagnostics	$122	$410	$359	$684
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(unaudited)
(in millions, except per share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$170	$187
Accounts receivable, net of allowance for doubtful accounts of $261 and $236 at September 30, 2014 and December 31, 2013, respectively	953	852
Inventories	111	91
Deferred income taxes	165	148
Prepaid expenses and other current assets	164	105
Total current assets	1,563	1,383
Property, plant and equipment, net	888	805
Goodwill	6,026	5,649
Intangible assets, net	1,095	896
Other assets	229	215
Total assets	$9,801	$8,948

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,058	$920
Short-term borrowings and current portion of long-term debt	132	212
Total current liabilities	1,190	1,132
Long-term debt	3,732	3,120
Other liabilities	669	723
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized at both September 30, 2014 and December 31, 2013; 216 and 215 shares issued at September 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	2,406	2,379
Retained earnings	5,581	5,358
Accumulated other comprehensive loss	(15)	(8)
Treasury stock, at cost; 71 shares at both September 30, 2014 and December 31, 2013	(3,792)	(3,783)
Total Quest Diagnostics stockholders’ equity	4,182	3,948
Noncontrolling interests	28	25
Total stockholders’ equity	4,210	3,973
Total liabilities and stockholders’ equity	$9,801	$8,948
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$392	$732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235	211
Provision for doubtful accounts	224	204
Deferred income tax benefit	(21)	(3)
Stock-based compensation expense	38	24
Excess tax benefits from stock-based compensation arrangements	—	(3)
Gain on sale of royalty rights	—	(474)
Loss on sale of businesses, net	—	17
Other, net	(5)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(260)	(252)
Accounts payable and accrued expenses	20	(77)
Income taxes payable	22	77
Other assets and liabilities, net	(10)	(13)
Net cash provided by operating activities	635	442

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(725)	(180)
Proceeds from sale of businesses	—	296
Proceeds from sale of royalty rights	—	474
Capital expenditures	(219)	(155)
Decrease (increase) in investments and other assets	10	(2)
Net cash (used in) provided by investing activities	(934)	433

Cash flows from financing activities:
Proceeds from borrowings	1,953	790
Repayments of debt	(1,466)	(757)
Purchases of treasury stock	(82)	(994)
Exercise of stock options	55	98
Excess tax benefits from stock-based compensation arrangements	—	3
Dividends paid	(139)	(141)
Distributions to noncontrolling interests	(23)	(21)
Other financing activities, net	(16)	(8)
Net cash provided by (used in) financing activities	282	(1,030)
Net change in cash and cash equivalents	(17)	(155)
Change in cash and cash equivalents included in assets held for sale	—	17
Cash and cash equivalents, beginning of period	187	296
Cash and cash equivalents, end of period	$170	$158
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(unaudited)
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2013	144	$2	$2,379	$5,358	$(8)	$(3,783)	$25	$3,973
Net income				366			26	392
Other comprehensive loss, net of tax					(7)			(7)
Dividends declared				(143)				(143)
Distributions to noncontrolling interests							(23)	(23)
Issuance of common stock under benefit plans	1		1			13		14
Stock-based compensation expense			36			2		38
Exercise of stock options	1		(3)			58		55
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(6)					(6)
Tax benefits associated with stock-based compensation plans			(1)					(1)
Purchases of treasury stock	(1)					(82)		(82)
Balance, September 30, 2014	145	$2	$2,406	$5,581	$(15)	$(3,792)	$28	$4,210

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2012	158	$2	$2,371	$4,690	$14	$(2,914)	$23	$4,186
Net income				706			26	732
Other comprehensive loss, net of tax					(22)			(22)
Dividends declared				(137)				(137)
Distributions to noncontrolling interests							(21)	(21)
Issuance of common stock under benefit plans	1		2			14		16
Stock-based compensation expense			21			3		24
Exercise of stock options	2		(7)			105		98
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(10)					(10)
Tax benefits associated with stock-based compensation plans			(1)					(1)
Purchases of treasury stock	(16)		(70)			(924)		(994)
Other							1	1
Balance, September 30, 2013	145	$2	$2,306	$5,259	$(8)	$(3,716)	$29	$3,872
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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$129	$403	$366	$671
Income from discontinued operations, net of taxes	—	2	—	35
Net income attributable to Quest Diagnostics’ common stockholders	$129	$405	$366	$706

Income from continuing operations	$129	$403	$366	$671
Less: Earnings allocated to participating securities	1	1	2	2
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$128	$402	$364	$669

Weighted average common shares outstanding – basic	145	150	144	153
Effect of dilutive securities:
Stock options and performance share units	—	1	1	2
Weighted average common shares outstanding – diluted	145	151	145	155

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$0.89	$2.68	$2.52	$4.36
Income from discontinued operations	—	0.02	—	0.23
Net income	$0.89	$2.70	$2.52	$4.59

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$0.88	$2.66	$2.51	$4.32
Income from discontinued operations	—	0.02	—	0.23
Net income	$0.88	$2.68	$2.51	$4.55

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options and performance share units	—	2	3	2

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

The following table provides a summary of the Company's pre-tax restructuring charges associated with its Invigorate program and other restructuring activities for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee separation costs	$14	$24	$28	$66
Facility-related costs	2	5	6	6
Asset impairment charges	—	—	1	—
Accelerated vesting of stock-based compensation	—	—	—	1

Total restructuring charges	$16	$29	$35	$73

Total restructuring charges incurred in the three and nine months ended September 30, 2014 are primarily associated with various workforce reduction initiatives as the Company continues to simplify and restructure its organization.

Of the total $16 million in restructuring charges incurred during the three months ended September 30, 2014, $7 million and $9 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total $35 million in restructuring charges incurred during the nine months ended September 30, 2014, $19 million and $16 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Of the total employee separation costs incurred in the three and nine months ended September 30, 2013, $1 million and $20 million, respectively, represent costs associated with the Company's management layer reduction initiative, and $1 million and $5 million, respectively, represent costs incurred under the Company's voluntary retirement program. In connection with further restructuring efforts, the Company entered into agreements to outsource certain aspects of support functions. As a result of these agreements, the Company incurred approximately $17 million of employee separation costs in the three and nine months ended September 30, 2013 related to this initiative. The remaining employee separation costs incurred during the three and nine months ended September 30, 2013 represent other actions the Company has taken to restructure its business.

Of the total $29 million in restructuring charges incurred during the three months ended September 30, 2013, $9 million and $20 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total $73 million in restructuring charges incurred during the nine months ended September 30, 2013, $26 million and $47 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Charges for both periods presented were primarily recorded in the Company's DIS business.

The following table summarizes activity in the restructuring liability as of September 30, 2014:

	Employee Separation Costs	Facility-Related Costs	Total

Balance, December 31, 2013	$31	$5	$36
Current period charges	28	6	34
Less:
Cash payments	(36)	(3)	(39)

Balance, September 30, 2014	$23	$8	$31

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

For the three and nine months ended September 30, 2014, Solstas contributed $90 million and $212 million, respectively, to the Company's consolidated net revenues and $98 million and $220 million, respectively, to operating expenses which includes approximately $11 million and $17 million of restructuring, integration and transaction related costs, respectively. Of the $11 million of restructuring, integration and transaction related costs recorded for the three months ended September 30, 2014, $3 million and $8 million were in cost of services and selling, general and administrative expenses, respectively. Of the $17 million of restructuring, integration and transaction related costs recorded for the nine months ended September 30, 2014, $3 million and $14 million were in cost of services and selling, general and administrative expenses, respectively.

Acquisition of Summit Health, Inc.

On April 18, 2014, the Company completed its acquisition of Summit Health, Inc. ("Summit Health") for $151 million, which consisted of cash consideration of $124 million (which includes $9 million of working capital adjustments), or $123 million net of cash acquired, estimated contingent consideration of $22 million, and $5 million associated with certain transaction related costs due to the sellers of Summit Health. The contingent consideration arrangement is dependent on the achievement of certain revenue targets in 2015 and the Company could pay up to $25 million in 2016 based on the achievement of such targets. The final consideration paid is subject to post closing adjustments related to working capital. Through the acquisition, the Company acquired all of Summit Health's operations. Summit is a provider of on-site prevention and wellness programs. For further details regarding the fair value of the estimated contingent consideration associated with the Summit Health acquisition, see Note 8.

Acquisition of Steward Health Care Systems, LLC

On April 16, 2014, the Company completed the acquisition of the outreach laboratory service operations of Steward Health Care Systems, LLC ("Steward") for $34 million, which consisted of cash consideration of $30 million and contingent consideration of $4 million. The assets acquired primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles (see Note 9). The deferred consideration arrangement secures the seller's compliance with a non-compete agreement under which the Company will pay up to $5 million, ratably, over the next four years provided the non-compete agreement is not violated through 2018. For further details regarding the fair value of the estimated contingent consideration associated with the Steward acquisition, see Note 8.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

The following tables summarizes the consideration paid and the preliminary amounts of assets acquired and liabilities assumed at the acquisition date for the Solstas and Summit Health acquisitions described above:

	Solstas		Summit Health
Cash	$572		$124
Estimated fair value of contingent consideration	—		22
Transaction related costs due to sellers	—		5
Total consideration	$572		$151

	Solstas		Summit Health
Allocation of purchase price:	Fair Value	Weighted Average Useful Life (in years)	Fair Value	Weighted Average Useful Life (in years)
Cash and cash equivalents	$9		$1
Accounts receivable, net	48		9
Current deferred income taxes	7		—
Other current assets	13		16
Property, plant and equipment, net	48		6
Goodwill	266		91
Intangible assets:
Customer relationships	203	20	33	15
Software	—		3	4
Trade name	7	2	2	1
Total intangible assets	210		38
Non-current deferred income taxes	42		—

Total assets acquired	643		161

Current liabilities	59		10
Non-current deferred income taxes	4		—
Other non-current liabilities	8		—

Total liabilities assumed	71		10

Net assets acquired	$572		$151

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information reflects the consolidated statement of operations of the Company as if the acquisitions of Solstas and Summit Health had occurred as of January 1, 2013. The pro forma information includes adjustments primarily related to the amortization of intangible assets acquired, interest expense associated with debt extinguished prior to the acquisitions, and transaction costs related to the Solstas and Summit Health acquisitions. The pro forma combined financial information does not include the estimated annual synergies expected to be realized upon completion of the integration of Solstas and Summit Health and is not indicative of the results of operations as they would have been had the transaction been effected on the assumed date. Financial information for Steward has not been included in the table below as this acquisition is not material to the Company’s interim unaudited consolidated financial statements.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013

Pro forma net revenues	$1,911	$5,637	$5,740

Pro forma income from continuing operations	$417	$390	$703

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Pro forma income from continuing operations	$2.71	$2.51	$4.40

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Pro forma income from continuing operations	$2.70	$2.50	$4.36

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

Sale of HemoCue

In April 2013, the Company completed the sale of HemoCue and recorded an after-tax gain of $14 million (including foreign currency translation adjustments, partially offset by income tax expense and transaction costs), which is included in discontinued operations in 2013. For further details regarding the sale of HemoCue, see Note 15.

7.     TAXES ON INCOME

Income tax expense for the three months ended September 30, 2014 and 2013 was $82 million and $245 million, respectively. Income tax expense for the nine months ended September 30, 2014 and 2013 was $234 million and $413 million, respectively. The decrease in income tax expense for both the three and nine months ended September 30, 2014, compared to

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

the prior year period, is primarily due to approximately $176 million of income tax expense associated with the gain on sale of royalty rights (see Note 6).

8.     FAIR VALUE MEASUREMENTS

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2014		Level 1	Level 2	Level 3
Assets:
Trading securities	$49	$49	$—	$—
Cash surrender value of life insurance policies	30	—	30	—
Available-for-sale equity securities	11	11	—	—
Interest rate swaps	9	—	9	—
Put option	2	—	—	2
Total	$101	$60	$39	$2

Liabilities:
Deferred compensation liabilities	$84	$—	$84	$—
Contingent consideration	26	—	—	26
Interest rate swaps	21	—	21	—
Call option	6	—	—	6
Forward starting interest rate swaps	8	—	8	—
Total	$145	$—	$113	$32

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

In connection with the acquisition of certain businesses of UMass, the Company granted to UMass a call option and UMass granted to the Company a put option for UMass to acquire an 18.90% equity interest in a newly formed entity. The put and call options are derivative instruments that have a remaining vesting period of approximately 6 months and their fair values have been measured using a combination of discounted cash flows and the Black-Scholes-Merton option pricing model. There were no material changes in the fair value measurements using significant unobservable inputs associated with the UMass put option derivative asset or the call option derivative liability at September 30, 2014.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration measured using significant and unobservable inputs:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance, December 31, 2013	$—
Purchases, additions and issuances	26
Total gains (losses) - realized/unrealized:
Included in earnings	—
Transfers in and out of Level 3	—
Balance, September 30, 2014	$26

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At September 30, 2014, the fair value of the Company’s debt was estimated at $4.2 billion, which exceeded the carrying value by $349 million. At December 31, 2013, the fair value of the Company's debt was estimated at $3.5 billion, which exceeded the carrying value by $184 million. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

9.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the nine months ended September 30, 2014 and for the year ended December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Balance at beginning of period	$5,649	$5,536
Goodwill acquired during the period	377	150
Write-off associated with sale of a business during the period	—	(37)
Balance at end of period	$6,026	$5,649

Principally all of the Company’s goodwill as of September 30, 2014 and December 31, 2013 is associated with its DIS business.

For the nine months ended September 30, 2014, goodwill acquired was principally associated with the Solstas, Summit Health and Steward acquisitions, of which $106 million is deductible for tax purposes. Acquisitions during the year also resulted in $269 million of intangible assets, principally comprised of customer-related intangibles and trade names. For further details regarding business acquisitions, see Note 5.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Intangible assets at September 30, 2014 and December 31, 2013 consisted of the following:

	Weighted Average Amortization Period (in years)	September 30, 2014			December 31, 2013
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related intangibles	18	$928	$(245)	$683	$670	$(210)	$460
Non-compete agreements	4	43	(35)	8	43	(27)	16
Technology	14	119	(36)	83	119	(28)	91
Other	8	152	(76)	76	141	(57)	84
Total	16	1,242	(392)	850	973	(322)	651

Intangible assets not subject to amortization:
Trade names		244	—	244	244	—	244
Other		1	—	1	1	—	1
Total intangible assets		$1,487	$(392)	$1,095	$1,218	$(322)	$896

Amortization expense related to intangible assets was $24 million and $20 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, amortization expense related to intangible assets was $71 million and $59 million, respectively.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2014 is as follows:

Year Ending December 31,
Remainder of 2014	$24
2015	84
2016	74
2017	72
2018	64
2019	62
Thereafter	470
Total	$850

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

10.    DEBT

Long-term debt at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013

Floating Rate Senior Notes due March 2014	$—	$200
5.45% Senior Notes due November 2015	500	500
3.20% Senior Notes due April 2016	305	307
6.40% Senior Notes due July 2017	375	375
2.70% Senior Notes due April 2019	300	—
4.75% Senior Notes due January 2020	520	520
4.70% Senior Notes due April 2021	544	533
4.25% Senior Notes due April 2024	305	—
6.95% Senior Notes due July 2037	421	421
5.75% Senior Notes due January 2040	439	439
Other	45	37

Total long-term debt	3,754	3,332
Less: current portion of long-term debt	22	212

Total long-term debt, net of current portion	$3,732	$3,120

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Senior Unsecured Revolving Credit Facility

In April 2014, the Company amended and restated the agreement for the $750 million senior unsecured revolving credit facility (the “Credit Facility”) entered into in September 2011. The amended and restated Credit Facility matures in April 2019. Under the Credit Facility, the Company can issue letters of credit totaling $150 million. At September 30, 2014, letters of credit totaling less than $1 million were issued under the Credit Facility. Interest on the Credit Facility is based on certain published rates plus an applicable margin that will vary over a range from 75 basis points to 163 basis points based on changes in the Company's public debt ratings. At the option of the Company, it may elect to lock into LIBOR-based interest rates for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate, the federal funds rate or an adjusted LIBOR rate. At both September 30, 2014 and December 31, 2013, the Company's borrowing rate for LIBOR-based loans under the Credit Facility was LIBOR plus 1.125%. The Credit Facility contains various covenants, including the maintenance of certain financial ratios, which could impact the Company's ability to, among other things, incur additional indebtedness. At both September 30, 2014 and December 31, 2013, there were no outstanding borrowings under the Company’s senior unsecured revolving credit facility.

Maturities of Long-Term Debt

As of September 30, 2014, long-term debt matures as follows:

Year Ending December 31,
Remainder of 2014	$4
2015	520
2016	309
2017	381
2018	4
2019	301
Thereafter	2,226

Total maturities of long-term debt	3,745
Unamortized discount	(21)
Fair value basis adjustments attributable to hedged debt	30

Total long-term debt	3,754
Current portion of long-term debt	22

Total long-term debt, net of current portion	$3,732

For further discussion regarding the Company's debt, see Note 13 to the consolidated financial statements in the Company's 2013 Annual Report on Form 10-K.

11.    FINANCIAL INSTRUMENTS

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	September 30, 2014		December 31, 2013
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$9	Other assets	$—
Forward starting interest rate swaps	Other assets	—	Other assets	2
Total Asset Derivatives		9		2

Liability Derivatives:
Interest rate swaps	Other liabilities	21	Other liabilities	34
Forward starting interest rate swaps	Other liabilities	8	Other liabilities	—
Total Liability Derivatives		29		34

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Put option	Prepaid expenses and other current assets	2	Other assets	4

Liability Derivatives:
Call option	Accounts payable and accrued expenses	6	Other liabilities	8

Total Net Derivatives Liabilities		$(24)		$(36)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Interest Rate Derivatives – Cash Flow Hedges

In March 2014, the Company entered into interest rate lock agreements with several financial institutions for a total notional amount of $175 million (the "Treasury Lock Agreements"). The Treasury Lock Agreements, which had an original maturity date of March 28, 2014, were entered into to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in the five-year U.S. treasury rates related to the planned issuance of debt securities. In connection with the Company's senior notes offering in March 2014 (see Note 10), the Company settled the Treasury Lock Agreements, which were accounted for as cash flow hedges. The loss on settlement of the Treasury Lock Agreements was not material. During the fourth quarter of 2013 and the first quarter of 2014, the Company entered into various forward starting interest rate swap agreements (the "Forward Starting Interest Rate Swap Agreements") for an aggregate notional amount of $150 million. The Forward Starting Interest Rate Swap Agreements have fixed interest rates ranging from 3.570% to 3.788%. The Forward Starting Interest Rate Swap Agreements are 21 to 24 month forward agreements that cover a ten-year hedging period and were entered into to hedge part of the Company's interest rate exposure associated with forecasted new debt issuances related to the refinancing of certain debt maturing through 2016. Through time the Company has entered into various interest rate lock agreements and forward starting interest rate swap agreements to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates. The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges as of September 30, 2014 and December 31, 2013 was $11 million and $5 million, respectively. The loss recognized on the Company's cash flow hedges for the three and nine months ended September 30, 2014 and 2013, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense within the next twelve months is $1 million.

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

The interest rate swaps associated with the Senior Notes due 2016, the Senior Notes due 2020 and those associated with a portion of the Senior Notes due 2021 are classified as liabilities with an aggregate fair value of $21 million at September 30, 2014. The interest rate swaps associated with the Senior Notes due 2024 and those associated with an additional portion of Senior Notes due 2021 are classified as assets with an aggregate fair value of $9 million at September 30, 2014. The interest rate swaps associated with the Senior Notes due 2016, 2020, and 2021 are classified as liabilities with an aggregate fair value of $34 million at December 31, 2013. Since inception, the fair value hedges have been highly effective; therefore, there is no impact on earnings for the three and nine months ended September 30, 2014 and 2013 as a result of hedge ineffectiveness.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

12.    STOCKHOLDERS’ EQUITY

Components of Comprehensive Income

The market valuation adjustments represent unrealized holding gains (losses) on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 11). For the three and nine months ended September 30, 2014 and 2013, the tax effects related to the market valuation adjustments, deferred losses and other were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

Dividend Program

During each of the first three quarters of 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.33 per common share. During each of the quarters of 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.30 per common share.

Share Repurchase Program

In August 2013, the Company’s Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to $1.3 billion. The share repurchase authorization has no set expiration or termination date.

For the three months ended September 30, 2014, the Company repurchased 0.4 million shares of its common stock at an average price of $62.03 per share for $25 million. For the nine months ended September 30, 2014, the Company repurchased 1.5 million shares of its common stock at an average price of $56.84 per share for $82 million. For the three and nine months ended September 30, 2014, the Company reissued 0.6 million shares and 1.4 million shares, respectively, for employee benefit plans. At September 30, 2014, $746 million remained available under the Company’s share repurchase authorizations.

On April 19, 2013, the Company entered into an accelerated share repurchase agreement ("ASR") with a financial institution to repurchase $450 million of the Company’s common stock as part of the Company’s Common Stock repurchase program. The ASR was structured as a combination of two transactions: (1) a treasury stock repurchase and (2) a forward contract which permitted the Company to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of the Company's common stock during the purchase period, less a fixed discount. Under the ASR agreement, the Company paid $450 million to the financial institution and received 7.6 million shares of common stock, resulting in a final price per share of $59.46. The Company initially received 7.2 million shares of its common stock during the second quarter of 2013 and an additional 0.4 million shares upon the completion of the ASR agreement during the third quarter of 2013. As of June 30, 2013, the Company recorded this transaction as an increase to treasury stock of $405 million, and recorded the remaining $45 million as a decrease to additional paid-in capital in the Company's consolidated balance sheets. Upon completion of the ASR in the third quarter of 2013, the Company reclassified the $45 million to treasury stock from additional paid-in capital on the consolidated balance sheets.

On September 4, 2013, the Company entered into an ASR agreement with a financial institution to repurchase $350 million of the Company’s common stock as part of the Company’s Common Stock repurchase program. The ASR was structured as a combination of two transactions: (1) a treasury stock repurchase and (2) a forward contract which permits the Company to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of the Company's common stock during the purchase period, less a fixed discount. For the three and nine months ended September 30, 2013, the Company repurchased 4.7 million shares of its common stock under the ASR at an initial price of $59.93 per share for a total of $280 million, which represents approximately 80 percent of the total shares expected to be repurchased under the ASR. The forward contract settled the remaining shares upon the completion of the ASR in the fourth quarter of 2013. The Company recorded this transaction as an increase to treasury stock of $280 million, and recorded the remaining $70 million as a decrease to additional paid-in capital in the Company's consolidated balance sheets at September 30, 2013. The $70 million recorded in additional paid-in capital was reclassified to treasury stock upon completion of the ASR in the fourth quarter of 2013.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

In addition to the ASRs previously discussed, the Company repurchased shares of its common stock on the open market. For the three months ended September 30, 2013, the Company repurchased 2.2 million shares of its common stock at an average price of $59.06 per share for $132 million. For the nine months ended September 30, 2013, the Company repurchased 3.3 million shares of its common stock at an average price of $58.66 per share for a total of $194 million. For the three and nine months ended September 30, 2013, the Company reissued 0.8 million shares and 2.3 million shares, respectively, for employee benefit plans.

13.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow data for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation expense	$55	$49	$164	$152
Amortization expense	24	20	71	59

Interest paid	51	52	133	136
Income taxes paid	98	127	236	332

Assets acquired under capital leases	2	—	12	2
Accounts payable associated with capital expenditures	12	6	12	6

Businesses acquired:
Fair value of assets acquired	1	—	846	241
Fair value of liabilities assumed	(1)	—	81	11

Fair value of net assets acquired	2	—	765	230
Merger consideration paid (payable), net	—	—	(30)	(50)

Cash paid for business acquisitions	2	—	735	180
Less: Cash acquired	—	—	10	—

Business acquisitions, net of cash acquired	$2	$—	$725	$180

Supplemental continuing operations data for the statement of operations for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation expense	$55	$48	$164	$151

Interest expense	(42)	(41)	(124)	(122)
Interest income	1	1	2	2

Interest expense, net	$(41)	$(40)	$(122)	$(120)

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

14.     COMMITMENTS AND CONTINGENCIES

The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 18, 2014.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $62 million in letters of credit were outstanding at September 30, 2014. The letters of credit primarily represent collateral for current workers’ compensation loss payments.

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

In 2010, a purported class action entitled In re Celera Corp. Securities Litigation was filed in the United States District Court for the Northern District of California against Celera Corporation and certain of its directors and current and former officers. An amended complaint filed in October 2010 alleges that from April 2008 through July 22, 2009, the defendants made false and misleading statements regarding Celera's business and financial results with an intent to defraud investors. The complaint was further amended in 2011 to add allegations regarding a financial restatement. The amended complaint seeks unspecified damages on behalf of an alleged class of purchasers of Celera's stock during the period in which the alleged misrepresentations were made. The Company's motion to dismiss the complaint was denied. Celera and the director and officer defendants have reached an agreement to settle this action, which is subject to court approval. The settlement is expected to be fully covered by insurance.

In August 2011, the Company received a subpoena from the U.S. Attorney for the Northern District of Georgia seeking various business records, including records related to the Company's compliance program, certain marketing materials, certain product offerings, and test ordering and other policies. The Company is cooperating with the request.

In September 2009, the Company received a subpoena from the Michigan Attorney General's Office seeking documents relating to the Company's pricing and billing practices as they relate to Michigan's Medicaid program. The Company cooperated with the requests. In January 2012, the State of Michigan intervened as a plaintiff in a civil lawsuit, Michigan ex rel. Hunter Laboratories LLC v. Quest Diagnostics Incorporated, et al., filed in Michigan Superior Court. The suit, originally filed by a competitor laboratory, alleges that the Company overcharged Michigan's Medicaid program. The Company's motion for summary judgment was granted and the case was dismissed. Plaintiffs have filed an appeal.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

In June 2010, the Company received a subpoena from the Florida Attorney General's Office seeking documents relating to the Company's pricing and billing practices as they relate to Florida’s Medicaid program. The Company cooperated with the requests. In November 2013, the State of Florida intervened as a plaintiff in a civil lawsuit, Florida ex rel. Hunter Laboratories LLC v. Quest Diagnostics Incorporated, et al., filed in Florida Circuit Court. The suit, originally filed by a competitor laboratory, alleges that the Company overcharged Florida’s Medicaid program. The Company has filed a motion to dismiss the state's amended complaint in intervention. Hunter Laboratories LLC filed similar lawsuits in Georgia, Massachusetts, Nevada and Virginia; in each of those lawsuits, the state attorney general’s office did not intervene. The parties settled the Massachusetts, Nevada, Virginia and Georgia lawsuits.

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

The federal or state governments may bring claims based on the Company's current practices, which it believes are lawful. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers. The Company is aware of lawsuits, and from time to time has received subpoenas, related to billing practices based on the qui tam provisions of the Civil False Claims Act or other federal and state statutes, regulations or other laws. The Company understands that there may be other pending qui tam claims brought by former employees or other "whistle blowers" as to which the Company cannot determine the extent of any potential liability.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of September 30, 2014, the Company believes that there are no losses related to the Legal Matters described above that are probable, or, if a loss is probable, it cannot be reasonably estimated. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the Legal Matters described above, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

Reserves for Legal Matters

Reserves for legal matters, other than those described above in "Legal Matters", totaled $11 million and less than $5 million at September 30, 2014 and December 31, 2013, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled approximately $126 million and $121 million as of September 30, 2014 and December 31, 2013, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

15.    DISCONTINUED OPERATIONS

Results of operations for OralDNA, HemoCue and NID have been reported as discontinued operations for the three and nine months ended September 30, 2014 and 2013.

Discontinued operations, net of taxes, for the nine months ended September 30, 2013 includes discrete tax benefits of $20 million associated with the favorable resolution of certain tax contingencies related to the Company's NID business and a gain of $14 million (including foreign currency translation adjustments, partially offset by income tax expense and transaction costs) associated with the sale of HemoCue.

Summarized financial information for the discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$—	$—	$—	$28

Income from discontinued operations before taxes	—	3	—	25
Income tax (expense) benefit	—	(1)	—	10
Income from discontinued operations, net of taxes	$—	$2	$—	$35

The remaining balance sheet information related to HemoCue, OralDNA and NID was not material at September 30, 2014 and December 31, 2013.

16.    BUSINESS SEGMENT INFORMATION

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

On April 19, 2006, the Company decided to discontinue NID’s operations. The Company completed the sale of OralDNA in the fourth quarter of 2012 and completed the sale of HemoCue in the second quarter of 2013. The results of operations for NID, OralDNA and HemoCue have been classified as discontinued operations for all periods presented. See Note 15 for further details regarding discontinued operations.

At September 30, 2014, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

The following table is a summary of segment information for the three and nine months ended September 30, 2014 and 2013. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization of intangibles assets, other miscellaneous operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses, and the third quarter of 2013 pre-tax gain on the sale of the ibrutinib royalty rights and the pre-tax loss on the sale of Enterix (see Note 6). The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the consolidated financial statements contained in the Company’s 2013 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues:
DIS business	$1,765	$1,648	$5,141	$4,971
All other operating segments	139	140	411	419
Total net revenues	$1,904	$1,788	$5,552	$5,390

Operating earnings (loss):
DIS business	$281	$294	$805	$887
All other operating segments	23	22	63	53
General corporate activities	(48)	373	(142)	265
Total operating income	256	689	726	1,205
Non-operating expenses, net	(35)	(32)	(100)	(95)
Income from continuing operations before taxes	221	657	626	1,110
Income tax expense	82	245	234	413
Income from continuing operations	139	412	392	697
Income from discontinued operations, net of taxes	—	2	—	35
Net income	139	414	392	732
Less: Net income attributable to noncontrolling interests	10	9	26	26
Net income attributable to Quest Diagnostics	$129	$405	$366	$706

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

Quest Diagnostics is the world's leading provider of diagnostic information services ("DIS"), providing insights that empower and enable patients, physicians, hospitals, integrated delivery networks, health plans, employers and others to make better healthcare decisions. Over 90% of our revenues are derived from DIS with the balance derived from risk assessment services, clinical trials testing, diagnostic products and healthcare information technology. Our business segment information is disclosed in Note 16 to the interim unaudited consolidated financial statements.

Third Quarter Highlights

Our total net revenues of $1.9 billion were 6.5% above the prior year period. DIS revenues of $1.8 billion were 7.1% above the prior year period. DIS volume, measured by the number of requisitions, increased 7.8% compared to the prior year period. Our recent acquisitions added approximately 7% to DIS revenue growth and approximately 8% to DIS volume compared to the prior year period. Excluding the impact of acquisitions, DIS volume was lower by less than 0.5% compared to the prior year period which was driven by our decision to not renew certain business due to strategic reasons during the year. Diagnostic Solutions ("DS") revenues were $139 million, which was essentially flat as compared to the prior year period. Excluding the impact of the divestiture of Enterix in the prior year, our DS revenues would have improved by approximately 1%. Income from continuing operations attributable to Quest Diagnostics' stockholders was $129 million for the three months ended September 30, 2014. Earnings per diluted share from continuing operations was $0.88 for the three months ended September 30, 2014.

Five-point Strategy

We continued to make progress on the execution of our five-point strategy during the third quarter of 2014.

•	We launched the expanded OncoVantage panels through our partnership with Memorial Sloan Kettering.

•	We offered our customers national access to Sequenom's non-invasive prenatal test.

•
We opened our diagnostic testing laboratory in Marlborough, Massachusetts, which will use advanced automation technology to improve the quality and efficiency of diagnostic testing for the New England market.

•	We repurchased $25 million of our common stock as part of our Common Stock repurchase program.

Invigorate Program

We are engaged in a multi-year program called Invigorate which is expected to approach $700 million in run rate savings versus 2011 as we exit 2014. We expect to deliver approximately $200 million in realized savings in 2014. We continue to seek additional opportunities to increase the savings from Invigorate to greater than $1 billion over time. The Invigorate program is intended to partially offset continued reimbursement pressures and labor and benefit cost increases; free up additional resources to invest in science, innovation and other growth initiatives; and enable us to improve service quality and operating profitability.

In connection with our Invigorate program, we have launched multiple management restructuring initiatives aimed at driving operational excellence and restoring growth. These restructuring initiatives were primarily undertaken to eliminate multiple layers from the organization, migrate certain aspects of our support functions to an outsourcing model and optimize the use of our facilities and infrastructure. As of September 30, 2014, we have recorded approximately $169 million of cumulative pre-tax employee separation costs and other restructuring related costs associated with these initiatives.

Our estimate of pre-tax charges, expected to be incurred during the fourth quarter of 2014 in connection with the Invigorate program, is between $20 million and $30 million. These pre-tax charges consist of employee separation costs, systems conversion and integration costs and facility-related charges. Through September 30, 2014, the cumulative charge recorded in connection with the Invigorate program is approximately $245 million.

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

Acquisition of Summit Health

On April 18, 2014 we completed the acquisition of Summit Health, a leading provider of on-site prevention and wellness programs, for $151 million. The purchase price consisted of cash consideration of $124 million (which includes $9 million of working capital adjustments), or $123 million net of cash acquired, estimated contingent consideration of $22 million, and $5 million associated with certain transaction related costs due to the sellers of Summit Health.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2013 Annual Report on Form 10-K.

Results of Operations

The following table sets forth certain results of operations data for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)	2014	2013	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$1,765	$1,648	$117	7.1%	$5,141	$4,971	$170	3.4%
DS businesses	139	140	(1)	(0.7)	411	419	(8)	(2.1)
Total net revenues	$1,904	$1,788	$116	6.5%	$5,552	$5,390	$162	3.0%

Operating costs and expenses:
Cost of services	$1,178	$1,089	$89	8.2%	$3,453	$3,275	$178	5.5%
Selling, general and administrative	446	423	23	5.4	1,301	1,289	12	0.9
Amortization of intangible assets	24	20	4	17.2	71	59	12	19.1
Gain on sale of royalty rights	—	(474)	474	NM	—	(474)	474	NM
Other operating expense, net	—	41	(41)	NM	1	36	(35)	NM
Total operating costs and expenses	$1,648	$1,099	$549	50.1%	$4,826	$4,185	$641	15.3%

Operating income	$256	$689	$(433)	(62.9)%	$726	$1,205	$(479)	(39.8)%

Other income (expense):
Interest expense, net	$(41)	$(40)	$(1)	3.0%	$(122)	$(120)	$(2)	1.7%
Equity in earnings of equity method investees	7	5	2	41.6	19	18	1	5.9
Other (expense) income, net	(1)	3	(4)	NM	3	7	(4)	NM
Total non-operating expenses, net	$(35)	$(32)	$(3)	9.4%	$(100)	$(95)	$(5)	4.6%

Income tax expense	$82	$245	$(163)	(66.5)%	$234	$413	$(179)	(43.3)%
Effective income tax rate	37.3%	37.4%	(0.1)%	NM	37.4%	37.3%	0.1%	NM

Income from discontinued operations, net of taxes	$—	$2	$(2)	NM	$—	$35	$(35)	NM

Income from continuing operations attributable to Quest Diagnostics' stockholders	$129	$403	$(274)	(68.0)%	$366	$671	$(305)	(45.4)%

Diluted earnings per common share from continuing operations attributable to Quest Diagnostics’ common stockholders	$0.88	$2.66	$(1.78)	(66.9)%	$2.51	$4.32	$(1.81)	(41.9)%
NM - Not Meaningful

The following table sets forth certain results of continuing operations data as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenues:
DIS business	92.7%	92.2%	92.6%	92.1%
DS businesses	7.3	7.8	7.4	7.9
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of services	61.9%	60.9%	62.2%	60.7%
Selling, general and administrative	23.4	23.7	23.4	23.9
Amortization of intangible assets	1.3	1.1	1.3	1.1
Gain on sale of royalty rights	—	(26.5)	—	(8.8)
Other operating expense, net	—	2.2	—	0.7
Total operating costs and expenses	86.6%	61.4%	86.9%	77.6%

Operating income	13.4%	38.6%	13.1%	22.4%

Continuing Operations

Results for the three months ended September 30, 2014 were affected by certain items that negatively impacted diluted earnings per share by $0.22. During the three months ended September 30, 2014, we recorded pre-tax charges of $40 million, or $0.17 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs associated with acquisitions and professional fees associated with the further restructuring of our business. In addition, we incurred pre-tax charges of $8 million, or $0.05 per diluted share, principally associated with costs related to legal matters.

Results for the nine months ended September 30, 2014 were affected by certain items that negatively impacted diluted earnings per share by $0.51. During the nine months ended September 30, 2014, we recorded pre-tax charges of $91 million, or $0.41 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs associated with acquisitions and professional fees associated with the further restructuring of our business. In addition, we recorded pre-tax charges of $19 million, or $0.10 per diluted share, principally associated with costs related to legal matters.

Results for the three months ended September 30, 2013 were impacted by the following: a pre-tax gain of $474 million, or $1.97 per diluted share, associated with the sale of the ibrutinib royalty rights ("Ibrutinib Sale"); a pre-tax loss of $40 million, or $0.17 per diluted share, associated with the sale of Enterix; and pre-tax charges of $39 million, or $0.16 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs and professional fees associated with further restructuring and integrating our business.

Results for the nine months ended September 30, 2013 were impacted by the following: a pre-tax gain of $474 million, or $1.92 per diluted share, associated with the Ibrutinib Sale; pre-tax charges of $102 million, or $0.41 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs and professional fees associated with further restructuring and integrating our business; and a pre-tax loss of $40 million, or $0.16 per diluted share, associated with the sale of Enterix.

Net Revenues

Net revenues for the three months ended September 30, 2014 were 6.5% above the prior year level.

DIS revenue, which accounted for over 90% of our consolidated net revenues, increased by 7.1% for the three months ended September 30, 2014 compared to the prior year period. Our recent acquisitions added approximately 7% to DIS revenue growth.

DIS volume, measured by the number of requisitions, increased 7.8% for the three months ended September 30, 2014 compared to the prior year period. Our recent acquisitions contributed approximately 8% to DIS volume in the quarter. After considering the impact of our recent acquisitions, underlying DIS volume was lower by less than 0.5% compared to the prior year period which was driven by our decision to not renew certain business due to strategic reasons during the year. Our underlying DIS volume has improved sequentially as compared to the second quarter of 2014.

Revenue per requisition for the three months ended September 30, 2014 decreased 0.6% from the prior year level. The impact of our recent acquisitions reduced revenue per requisition by approximately 1% in the quarter.

For the three months ended September 30, 2014, combined revenues in our DS businesses were essentially flat as compared to the prior year period. Excluding the impact of the Enterix divestiture in the prior year, our DS revenues would have improved by approximately 1%.

Net revenues for the nine months ended September 30, 2014 were 3.0% above the prior year level.

DIS revenue, which accounted for over 90% of our consolidated net revenues, increased by 3.4% for the nine months ended September 30, 2014 compared to the prior year period. Our recent acquisitions added approximately 5.7% to DIS revenue growth.

DIS volume, measured by the number of requisitions, increased 5.4% for the nine months ended September 30, 2014 compared to the prior year period. Our recent acquisitions contributed approximately 6.8% to DIS volume in the period. After considering the impact of our recent acquisitions and the harsh winter weather, underlying DIS volume decreased less than 1%.

Revenue per requisition for the nine months ended September 30, 2014 decreased 1.9% from the prior year level. The impact of our recent acquisitions reduced revenue per requisition by approximately 1% during the period with the remainder of the decrease due to reimbursement pressure and mix of our business.

For the nine months ended September 30, 2014, combined revenues in our DS businesses decreased by approximately 2.1%, compared to the prior year period. The decline in our DS revenues is primarily due to the divestiture of Enterix in the prior year.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

Cost of services increased $89 million for the three months ended September 30, 2014 as compared to the prior year period. This increase was primarily driven by additional operating costs associated with our recent acquisitions and higher performance based compensation costs. In addition, cost of services includes a $14 million increase in the current period, that is principally due to the allocation of certain facility costs between cost of services and selling, general and administrative expenses for those facilities that support both service delivery and administrative functions, in order to reflect our current operations.

The impact of the additional operating costs associated with our recent acquisitions and the change in allocation of facility costs are the primary factors for the increase in cost of services as a percentage of net revenues in 2014 compared to the prior year period.

Cost of services increased $178 million for the nine months ended September 30, 2014 as compared to the prior year period. This increase was primarily driven by additional operating costs associated with our recent acquisitions and higher performance based compensation costs. These increases were partially offset by lower overall compensation and benefit costs resulting from reduced headcount under the Invigorate program and lower restructuring and integration costs in 2014 as compared to the prior year period. In addition, cost of services includes a $39 million increase in the current period, that is principally due to the allocation of certain facility costs between cost of services and selling, general and administrative expenses for those facilities that support both service delivery and administrative functions, in order to reflect our current operations.

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

SG&A increased $23 million for the three months ended September 30, 2014 as compared to the prior year period. The increase in SG&A is due to the additional operating costs associated with our recent acquisitions, higher performance based compensation costs, costs related to legal matters and higher bad debt expense. This increase was partially offset by a $14 million reduction to SG&A, that is principally due to the allocation of certain facility costs between cost of services and SG&A for those facilities that support both service delivery and administrative functions, in order to reflect our current operations. Additionally, lower overall compensation and benefit costs, resulting from reduced headcount under the Invigorate program, partially offset this increase in SG&A.

SG&A increased $12 million for the nine months ended September 30, 2014 as compared to the prior year period. This increase is due to additional operating costs associated with our recent acquisitions, higher performance based compensation costs, costs related to legal matters and higher bad debt expense. This increase was partially offset by a $39 million reduction to SG&A, that is principally due to the allocation of certain facility costs between cost of services and SG&A for those facilities that support both service delivery and administrative functions, in order to reflect our current operations. In addition, this increase was also partially offset by lower overall compensation and benefit costs resulting from reduced headcount under the Invigorate program and lower restructuring and integration related costs in 2014 as compared to the prior year period.

Our bad debt expense as a percentage of net revenues for the three months ended September 30, 2014 increased approximately 40 basis points, compared to the prior year period. Our bad debt expense as a percentage of net revenues for the nine months ended September 30, 2014 increased approximately 25 basis points, compared to the prior year period.

Amortization of Intangible Assets

The increase in amortization of intangible assets for the three and nine months ended September 30, 2014, compared to the prior year period, primarily reflects the impact from amortization of intangible assets acquired as part of our recent acquisitions.

Other Operating Expense, net

Other operating expense, net includes miscellaneous income and expense items related to operating activities.
Other operating expense, net for the three months ended September 30, 2013 includes a loss on sale of $40 million associated with the sale of Enterix. Other operating expense, net for the nine months ended September 30, 2013 includes a loss on sale of $40 million associated with the sale of Enterix, partially offset by a gain of $6 million resulting from consideration received associated with certain non-compete agreements.

Operating Income

Operating income as a percentage of net revenues decreased to 13.4% in the three months ended September 30, 2014, as compared to 38.6% in the prior year period. For the nine months ended September 30, 2014, operating income as a percentage of net revenues decreased to 13.1%, as compared to 22.4% in the prior year period. The decrease in operating income as a percentage of net revenues for both periods was primarily driven by the prior year gain associated with the Ibrutinib Sale, partially offset by the prior year loss on sale of Enterix. In addition, operating costs associated with our recent acquisitions and higher performance based compensation costs contributed to the decrease in operating income as a percentage of net revenues, as compared to both prior year periods.

Interest Expense, net

Interest expense, net for the three and nine months ended September 30, 2014 increased $1 million and $2 million, respectively, compared to prior year periods, primarily as a result of higher outstanding debt balances in 2014.

Other (Expense) Income, net

Other (expense) income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the three months ended September 30, 2014 and 2013, other (expense) income, net includes losses of $1 million and gains of $3 million, respectively, associated with investments held in trusts pursuant to our supplemental deferred compensation plans. Other (expense) income, net for the nine months ended September 30, 2014 and 2013, includes gains of $3 million and $6 million, respectively, associated with investments held in trusts pursuant to our supplemental deferred compensation plans.

Income Tax Expense

Our effective income tax rate for the three and nine months ended September 30, 2014 was essentially unchanged as compared to both prior year periods.

Discontinued Operations

Discontinued operations includes HemoCue, which was sold in April 2013, OralDNA and NID. The results of operations of HemoCue, OralDNA and NID have been classified as discontinued operations for all periods presented. See Note 15 to the interim unaudited consolidated financial statements for further details. Discontinued operations, net of taxes, for the nine months ended September 30, 2013 includes discrete tax benefits of $20 million associated with the favorable resolution of certain tax contingencies related to our NID business and a gain of $14 million (including foreign currency translation adjustments, partially offset by income tax expense and transaction costs) associated with the sale of HemoCue.

The following table summarizes our income from discontinued operations, net of taxes:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease)			Increase (Decrease)
	2014	2013		2014	2013
	(dollars in millions)
Net revenues	$—	$—	$—	$—	$28	$(28)
Income from discontinued operations before taxes	—	3	(3)	—	25	(25)
Income tax (expense) benefit	—	(1)	1	—	10	(10)

Income from discontinued operations, net of taxes	$—	$2	$(2)	$—	$35	$(35)

Quantitative and Qualitative Disclosures About Market Risk

We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for speculative purposes. We believe that our exposures to foreign exchange impacts and changes in commodity prices are not material to our consolidated financial condition or results of operations. See Note 11 to the interim unaudited consolidated financial statements for additional discussion of our financial instruments and hedging activities.

At September 30, 2014 and December 31, 2013, the fair value of our debt was estimated at approximately $4.2 billion and $3.5 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2014 and December 31, 2013, the estimated fair value exceeded the carrying value of the debt by $349 million and $184 million, respectively. A hypothetical 10% increase in interest rates (representing 44 basis points at September 30, 2014 and 47 basis points at December 31, 2013) would potentially reduce the estimated fair value of our debt by approximately $112 million and $107 million at September 30, 2014 and December 31, 2013, respectively.

Borrowings under our senior unsecured revolving credit facility and our secured receivables credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. At September 30, 2014, the borrowing rates under these debt instruments were: for our senior unsecured revolving credit facility, LIBOR plus 1.125%; and for our secured receivables credit facility, 0.86%. As of September 30, 2014, $110 million was outstanding under our $525 million secured receivables credit facility and is recorded in short-term borrowings on our consolidated balance sheet. There were no borrowings outstanding under our $750 million senior unsecured revolving credit facility as of September 30, 2014.

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

In July 2012, we entered into fixed-to-variable interest rate swap agreements on a portion of the Senior Notes due 2016 and Senior Notes due 2020. These interest rate swap agreements have an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 2.3% and one-month LIBOR plus 3.6%, and are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020. During the fourth quarter of 2012, we entered into additional fixed-to-variable interest rate swap agreements with an aggregate notional amount of $400 million and variable interest rates based on one-month LIBOR plus a spread ranging from 3.4% and 5.1%. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2015 and a portion of the Senior Notes due 2021. In November 2013, we terminated the interest rate swaps associated with the Senior Notes due 2015. The asset value of these interest rate swaps through termination was not material. Concurrent with the termination of the interest rate swaps associated with the Senior Notes due 2015, we entered into additional fixed-to-variable interest rate swap agreements with an aggregate notional amount of $200 million and variable interest rates based on one-month LIBOR plus a spread ranging from 2.45% to 2.46%. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2021. In March 2014, we entered into various fixed-to-variable interest rate swap agreements which have a notional amount of $250 million and variable interest rates based on one-month LIBOR plus a spread ranging from 1.54% to 1.59%. These derivative financial instruments are accounted for as fair value hedges on a portion of the Senior Notes due 2024. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 2 basis points) would not impact annual interest expense materially, assuming no changes to the debt outstanding at September 30, 2014.

The aggregate fair value of the fixed-to-variable interest rate swaps associated with the Senior Notes due 2016, the Senior Notes due 2020 and those associated with a portion of the Senior Notes due 2021 was a liability of $21 million at September 30, 2014. The aggregate fair value of the fixed-to-variable interest rate swaps associated with the Senior Notes due 2024 and those associated with an additional portion of the Senior Notes due 2021 was an asset of $9 million at September 30, 2014.

During the fourth quarter of 2013 and the first quarter of 2014, we entered into various forward starting interest rate swap agreements with an aggregate notional amount of $150 million and fixed interest rates ranging from 3.570% to 3.788%. The forward interest rate swap agreements are 21 to 24 month forward agreements covering a ten-year hedging period and were entered into to hedge part of our interest rate exposure associated with forecasted debt issuances related to the refinancing of certain debt maturing in 2015 and 2016. The aggregate fair value of the forward starting interest rate swaps was a liability of $8 million at September 30, 2014.

A hypothetical 10% change in interest rates (representing 20 basis points) would potentially change the fair value of our derivative liabilities by $2 million and our derivative assets by $7 million.

For further details regarding our outstanding debt, see Note 10 to the interim unaudited consolidated financial statements and Note 13 to the consolidated financial statements included in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013. For details regarding our financial instruments, see Note 11 to the interim unaudited consolidated financial statements.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately and publicly held companies. The carrying value of our equity investments was $19 million at September 30, 2014.

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

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2014	2013
	(dollars in millions)
Net cash provided by operating activities	$635	$442
Net cash (used in) provided by investing activities	(934)	433
Net cash provided by (used in) financing activities	282	(1,030)

Net change in cash and cash equivalents	$(17)	$(155)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash and cash equivalents at September 30, 2014 totaled $170 million, compared to $187 million at December 31, 2013. Cash and cash equivalents at September 30, 2013 totaled $158 million compared to $296 million at December 31, 2012.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 was $635 million compared to $442 million in the prior year period. The increase in cash flows from operating activities for the nine months ended September 30, 2014, as compared to the prior year period, was primarily a result of $70 million of income tax payments which were deferred from the fourth quarter of 2012 into the first quarter of 2013 under a program offered to companies whose principal place of business was in states most affected by Hurricane Sandy as well as a third quarter of 2013 income tax payment of $28 million related to the resolution of certain audit matters and improved working capital through management of days sales outstanding and days payable outstanding. Days sales outstanding, a measure of billing and collection efficiency, was 46 days at September 30, 2014, 47 days at December 31, 2013 and 48 days at September 30, 2013.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $934 million, consisting of $725 million for business acquisitions, primarily the Solstas and Summit Health acquisitions, and $219 million for capital expenditures.

Net cash provided by investing activities for the nine months ended September 30, 2013 was $433 million, consisting primarily of proceeds from the Ibrutinib Sale of $474 million, net of transaction costs, as well as proceeds from the sales of HemoCue and Enterix for $296 million, partially offset by $180 million for business acquisitions and $155 million for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $282 million, consisting primarily of a net increase in debt of $487 million, proceeds from the exercise of stock options and related tax benefits totaling $55 million, partially offset by dividend payments of $139 million, repurchases of our common stock of $82 million, $6 million of payments primarily related to debt issuance costs incurred in connection with our 2014 senior notes offering and the renewal of our senior unsecured revolving credit facility, and distributions to noncontrolling interests of $23 million. The net increases in debt consisted of $2.0 billion of borrowings and $1.5 billion of repayments.

In the first quarter of 2014, $715 million and $200 million of cumulative borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility, respectively, were used to fund the Solstas acquisition, the repayment of our $200 million floating rate senior notes due March 2014 and general operating requirements. In addition, we completed a $600 million senior notes offering in March 2014 (the “2014 Senior Notes”). During the first quarter of 2014, we used the net proceeds of $595 million from the 2014 Senior Notes offering, together with $125 million of cash on hand, to fund the repayment of $520 million outstanding under our secured receivables credit facility and the repayment of $200 million outstanding under our senior unsecured revolving credit facility. The 2014 Senior Notes are further described in Note 10 to the interim unaudited consolidated financial statements.

In the second quarter of 2014, the $225 million of borrowings and $236 million of repayments are primarily associated with our secured receivables credit facility. In April 2014, we amended and restated our $750 million senior unsecured revolving credit facility. The amended and restated senior unsecured revolving credit facility matures in April 2019. See Note 10 to the interim unaudited consolidated financial statements for further details.

In the third quarter of 2014, the $215 million of borrowings and $307 million of repayments are primarily associated with our secured receivables credit facility.

Net cash used in financing activities for the nine months ended September 30, 2013 was $1.0 billion, consisting primarily of repurchases of our common stock of $994 million, dividend payments of $141 million, and distributions to noncontrolling interests of $21 million, partially offset by proceeds from the exercise of stock options and related tax benefits totaling $101 million and net increases in debt of $33 million. The net increases in debt consisted of $790 million of borrowings and $757 million of repayments, which are primarily associated with our secured receivables credit facility.

Dividends

During each of the first three quarters of 2014, our Board of Directors declared a quarterly cash dividend of $0.33 per common share. During each of the quarters of 2013, our Board of Directors declared a quarterly cash dividend of $0.30 per common share. We expect to fund future dividend payments with cash flows from operations and do not expect the dividend to have a material impact on our ability to finance future growth.

Share Repurchases

In August 2013, our Board of Directors authorized the repurchase of an additional $1 billion of our common stock, increasing the total available authorization at that time to $1.3 billion. The share repurchase authorization has no set expiration or termination date. At September 30, 2014, $746 million remained available under our share repurchase authorizations.

For the three months ended September 30, 2014, we repurchased 0.4 million shares of our common stock at an average price of $62.03 per share for $25 million. For the nine months ended September 30, 2014, we repurchased 1.5 million shares of our common stock at an average price of $56.84 per share for $82 million.

On April 19, 2013, we entered into an accelerated share repurchase agreement ("ASR") with a financial institution to repurchase $450 million of our common stock as part of our Common Stock repurchase program. The ASR was structured as a combination of two transactions: (1) a treasury stock repurchase and (2) a forward contract which permitted us to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of our common stock during the purchase period, less a fixed discount. Under the ASR, we paid $450 million and received 7.6 million shares of common stock, resulting in a final price per share of $59.46. We initially received 7.2 million shares of our common stock during the second quarter of 2013 and an additional 0.4 million shares upon the completion of the ASR agreement during the third quarter of 2013. As of June 30, 2013, we recorded this transaction as an increase to treasury stock of $405 million, and recorded the remaining $45 million as a decrease to additional paid-in capital in the our consolidated balance sheets. Upon completion of the ASR agreement in the third quarter of 2013, we reclassified the $45 million to treasury stock from additional paid-in capital on the consolidated balance sheets.

On September 4, 2013, we entered into an ASR agreement with a financial institution to repurchase $350 million of our common stock as part of our Common Stock repurchase program. The ASR was structured as a combination of two transactions: (1) a treasury stock repurchase and (2) a forward contract which permits us to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of our common stock during the purchase period, less a fixed discount. For the three and nine months ended September 30, 2013, we repurchased 4.7 million shares of its common stock under the ASR at an initial price of $59.93 per share for a total of $280 million, which represents approximately 80 percent of the total shares expected to be repurchased under the ASR. The forward contract settled the remaining shares upon the completion of the ASR in the fourth quarter of 2013. We recorded this transaction as an increase to treasury stock of $280 million, and recorded the remaining $70 million as a decrease to additional paid-in capital in the consolidated balance sheets at September 30, 2013. The $70 million recorded in additional paid-in capital was be reclassified to treasury stock upon completion of the ASR in the fourth quarter of 2013.

In addition to the ASR previously discussed, we repurchased shares of our common stock on the open market in 2013. For the three months ended September 30, 2013, we repurchased 2.2 million shares of our common stock at an average price of $59.06 per share for $132 million. For the nine months ended September 30, 2013, we repurchased 3.3 million shares of our common stock at an average price of $58.66 per share for a total of $194 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of September 30, 2014:

	Payments due by period
	(in millions)
Contractual Obligations	Total	Remainder of 2014	1-3 years	3-5 years	After 5 years
Outstanding debt	$3,816	$110	$806	$375	$2,525
Capital lease obligations	39	4	23	10	2
Interest payments on outstanding debt	1,822	36	308	243	1,235
Operating leases	733	56	322	155	200
Purchase obligations	240	26	130	58	26
Merger consideration obligations	83	3	78	2	—
Total contractual obligations	$6,733	$235	$1,667	$843	$3,988

Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of September 30, 2014 applied to the September 30, 2014 balances, which are assumed to remain outstanding through their maturity dates.

A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 13 to the consolidated financial statements in our 2013 Annual Report on Form 10-K and Note 10 to the interim unaudited consolidated financial statements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2013 is contained in Note 18 to the consolidated financial statements in our 2013 Annual Report on Form 10-K. Merger consideration obligation includes consideration owed, including any contingent consideration, on the UMass, Summit Health, and Steward acquisitions. See Note 5 to the interim unaudited consolidated financial statements for a discussion and analysis regarding our 2014 acquisitions. A full discussion and analysis regarding our acquisition of UMass and the related merger consideration obligations at December 31, 2013 is contained in Note 5 to the consolidated financial statements in our 2013 Annual Report on Form 10-K.

As of September 30, 2014, our total liabilities associated with unrecognized tax benefits were approximately $174 million, which were excluded from the table above. We believe it is reasonably possible that these liabilities may decrease by up to approximately $44 million within the next twelve months, primarily as a result of payments, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. Additionally, it is reasonably possible that within the next 12 months, as result of ongoing negotiations with tax authorities and the expiration of statutes of limitations, our total liabilities associated with unrecognized tax benefits will further decrease and beneficially impact the effective tax rate for continuing operations. However, due to the inherent uncertainty of the negotiations and the resulting outcomes, we are not able to estimate the effective tax rate impact at this time. See Note 8 to the consolidated financial statements in our 2013 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of September 30, 2014, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

As of September 30, 2014, $1.2 billion of borrowing capacity was available under our existing credit facilities, consisting of $415 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

We believe the banks participating in our various credit facilities are predominantly highly-rated banks, and that the borrowing capacity under the credit facilities described above is currently available to us. Should one or several banks no longer participate in either of our credit facilities, we would not expect it to impact our ability to fund operations. We expect that we will be able to replace our existing secured receivables credit facility with alternative arrangements prior to its maturity on December 5, 2014.

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

During the third quarter of 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 14 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2014.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2014 – July 31, 2014
Share Repurchase Program (A)	—	$—	—	$771,003
Employee Transactions (B)	1,368	$60.16	N/A	N/A
August 1, 2014 – August 31, 2014
Share Repurchase Program (A)	273,116	$61.55	273,116	$754,193
Employee Transactions (B)	4,064	$61.80	N/A	N/A
September 1, 2014 – September 30, 2014
Share Repurchase Program (A)	129,617	$63.03	129,617	$746,023
Employee Transactions (B)	235	$62.77	N/A	N/A
Total
Share Repurchase Program (A)	402,733	$62.03	402,733	$746,023
Employee Transactions (B)	5,667	$61.45	N/A	N/A

(A)
In August 2013, our Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to approximately $1.3 billion. The share repurchase authorization has no set expiration or termination date. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $6.5 billion of share repurchases of our common stock through September 30, 2014.

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

Item 6.	Exhibits

Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20140930.xml

101.SCH	dgx-20140930.xsd

101.CAL	dgx-20140930_cal.xml

101.DEF	dgx-20140930_def.xml

101.LAB	dgx-20140930_lab.xml

101.PRE	dgx-20140930_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 30, 2014
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
President and Chief Executive Officer

By	/s/ Mark J. Guinan
Mark J. Guinan
Senior Vice President and Chief Financial Officer