Form 10-K
period 2014-12-31
QUEST DIAGNOSTICS INC
filed 2015-02-24
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
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
Yes             No      X
As of June 30, 2014, the aggregate market value of the approximately 144 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $8.5 billion, based on the closing price on such date of the registrant's Common Stock on the New York Stock Exchange.
As of January 31, 2015, there were outstanding 144,311,302 shares of the registrant’s common stock, $.01 par value.

Documents Incorporated by Reference	Part of Form 10-K into which incorporated
Document
Portions of the registrant's Proxy Statement to be filed by April 30, 2015	Part III
Such Proxy Statement, except for the portions thereof which have been specifically incorporated by reference, shall not be deemed “filed” as part of this report on Form 10-K.

i

Item 1. Business

Quest Diagnostics Incorporated is the world's leading provider of diagnostic testing information services. We provide insights that empower and enable patients, physicians, hospitals, integrated delivery networks (each an "IDN"), health plans, employers, accountable care organizations (each an "ACO") and others to make better healthcare decisions.

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

During 2014, we generated net revenues of $7.4 billion and processed approximately 156 million test requisitions. Additional financial information concerning Quest Diagnostics, including our consolidated subsidiaries and businesses, for each of the years ended December 31, 2014, 2013 and 2012 is included in the consolidated financial statements and notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

OUR STRATEGY AND STRENGTHS

In 2012, Quest Diagnostics launched a new vision, goals and strategy. Our vision is:

Empowering Better Health with Diagnostic Insights.

We have three aspirational goals:

•	A healthier world;

•	Build a valuable company; and

•	Create an inspiring workplace.

Our values are: quality, integrity, accountability, innovation, collaboration and leadership.

Our Strategy

At our first-ever Investor Day in November 2012, we introduced a five-point business strategy to help us achieve our vision and our goals. As 2013 concluded, we revised the priority of the five points in the strategy, establishing restoring growth as our top priority. In 2014, we executed our strategy and, at our second Investor Day, in November 2014, we shared our progress on the strategy and the commitments that we made at our Investor Day in November 2012, reaffirmed our strategy and outlined our path forward.

Our five point strategy is:

•	Restore growth

•	Drive operational excellence

•	Simplify the organization

•	Refocus on diagnostic information services

•	Deliver disciplined capital deployment

The discussion below focuses on our five-point strategy and our path forward.

1. Restore growth. We are pursuing seven opportunities to restore growth. Three of these opportunities have a near-term focus: sales and marketing excellence; grow esoteric testing through a disease focus; and provide professional lab services to hospitals and IDNs. The remaining four opportunities have a longer-term focus: lead in precision medicine; create value from information assets; leverage capabilities into extended care settings; and succeed internationally.

Since 2012, our efforts to foster sales and marketing excellence have progressed. We now maintain one commercial organization in our Diagnostic Information Services business, centrally led and focused on local customer needs. We employ world-class management discipline around processes, tools and measurement. We are investing in talent, providing sustained training and focusing on specialty opportunities, and have instilled a customer-focused, performance-driven culture.

We plan to grow by pursuing strategic partnerships with hospitals and IDNs. We believe that continued price transparency, cost and utilization pressure, and evolving healthcare payment models will drive demand for our expertise in a range of strategic partnerships. We offer a range of solutions, including reference testing, supply chain management, lab management outsourcing, outreach acquisition, other business solutions and joint ventures. We can help our partners to succeed, including by consolidating data and delivering insights, delivering test management solutions to improve care and help control cost and by providing patient-focused programs to enable effective management of care. We announced and implemented six new professional lab services relationships over the past year.

In addition, we plan to grow esoteric testing revenues by creating value through scientific and product innovation and delivering comprehensive solutions for major clinical opportunities. We are more than just a laboratory: we seek to offer solutions using data information services and strategies that enable our customers to deliver the most effective healthcare to the right populations and individuals. Starting with a clinical focus on a specific disease state or clinical problem, we pursue opportunities to create value by providing holistic solutions centered on evidence-supported standards of care, and to combine routine, guideline mandated testing with esoteric solutions. We take advantage of advanced technology for more precise, comprehensive and useful information, and integrate our extensive clinical data to help manage populations and target health care solutions.

Our clinical franchise organizations, working with our research and development team, focus on these opportunities and coordinate with our commercial organization to deliver new and improved solutions. The eight clinical franchise organizations focus on: cancer; cardiovascular, metabolic and endocrinology; infectious disease and immunology; neurology; prescription drug monitoring and toxicology; sports diagnostics; general health and wellness; and women's and reproductive health. Our franchises are designed to enable us to act like a boutique service provider while maintaining the advantages of our scale, and identify and tap growing market segments so that we more wisely deploy our resources and target opportunities.

Our comprehensive solutions for hepatitis c (from screening to treatment and monitoring), the growth of our prescription drug monitoring and general health and wellness businesses, and as we enter the era of precision medicine, the 2014 launch of our OncoVantageTM solution in partnership with Memorial Sloan Kettering Cancer Center, are recent examples of our strategy and the power of our clinical franchises to help us deliver new solutions and grow organically.

In 2013, we launched a multi-year initiative, Project Restore, to identify, prioritize, resource and implement a wide range of activities designed to create consistent, profitable growth. For example, the program leverages centralized analytics and best practice teams to improve sales and marketing effectiveness, reduce attrition and bring to local teams lessons learned across the enterprise. The investments that we've made and our efforts to improve our sales and marketing effectiveness, grow esoteric testing through our clinical franchise organizations and pursue strategic partnerships with hospitals, ACOs and IDNs have yielded positive results. In 2014, we restored growth, primarily through acquisitions. Our goal is to achieve and ultimately exceed market growth rates.

2. Drive operational excellence. To enhance operational excellence, we are focused on delivering a superior customer experience and driving cost excellence across every portion of our value chain, from the time that we receive an order until the time we receive payment, including in our supporting operations. Improving our operations will yield many benefits, including: enhancing customer satisfaction, employee engagement and shareholder value; improving our quality and competitiveness; and strengthening our foundation for growth.

We have made strong progress driving operational excellence, improving our quality and efficiency and improving our overall customer experience. For example, since 2012, we have consolidated contact centers by nearly 75% and enhanced our supply chain management, resulting in improved performance and greater efficiencies. The 2014 opening of our new laboratory facility in Marlborough, MA, consolidating work from multiple legacy labs onto a standard, more efficient, state-of-the-art platform, is an example of the opportunities that we see to drive operational excellence.

Our cost excellence program, Invigorate, has consisted of several flagship programs, with structured plans in each, to drive savings and improve performance across the customer value chain. These flagship programs include: organization excellence; information technology excellence; procurement excellence; service excellence; lab excellence; and billing excellence. Invigorate delivered more than $200 million in realized savings in 2014. We also exited 2014 with run-rate savings of more than $700 million, compared to 2011, surpassing the updated Invigorate goal of $600 million goal in run-rate savings by the end of 2014, compared to 2011.

In November 2014, we announced a goal to deliver an additional $600 million in run-rate savings as we exit 2017. Achieving this goal would bring the total savings from the Invigorate initiative to $1.3 billion in run-rate savings, compared to 2011. In addition to flagship program opportunities, we identified new key opportunities to change how we operate, in order to meet this goal. These new key opportunities include: standardizing our processes, information technology systems, equipment and data; enhancing electronic enabling services; and enhancing reimbursement for work we perform. We believe that our efforts to standardize our information technology systems, equipment and data also will foster our efforts to restore growth, supporting the value creation initiatives of our clinical franchises by enhancing our operational flexibility, empowering and enhancing the customer experience, facilitating the delivery of actionable insights and bolstering our large data platform.

3. Simplify the organization to enable growth and productivity. In 2012, we concluded that our organization was not structured to align well with our objectives. Previously, the organization was too complex, and it failed to let the Company take advantage of its scale and capabilities. In 2013 and 2014, we revised our senior management team; it now is composed of both executives who joined the Company prior to our current President and Chief Executive Officer and executives who joined thereafter. We also restructured our organization to eliminate silos in our core business, provide for leadership in defined geographies and eliminate three unnecessary management layers. Our new organization is designed to align around future growth opportunities, to align upstream and downstream units in our business for seamless execution and to leverage our company-wide infrastructure to gain more capability, value and efficiency.

We introduced the Quest Management System to manage our Company. This system not only provides a foundation for day-to-day management, including best-in-class business performance tools, but also helps us to develop the capabilities that we need to manage the Company. The system supports our efforts as we build a high-performance culture, with employees focused on behaviors to make us more agile, transparent, customer-focused, collaborative and performance oriented. We continue to simplify the organization, and our processes, to better focus on our customers, speed decision-making and to empower employees.

4. Refocus on diagnostic information services. We have a sharp focus on diagnostic information services. Since 2012, we have sold our OralDNA salivary diagnostics business, our HemoCue and Enterix diagnostic products businesses and ibrutinib royalty rights, generating approximately $800 million of proceeds. We continue to consider options for several other assets, including our products businesses.

5. Deliver disciplined capital deployment and strategically aligned accretive acquisitions. We are focused on increasing shareholder returns and returns on invested capital (“ROIC”) through a framework that encompasses improving operating performance and disciplined capital deployment.

Our disciplined capital deployment framework includes dividends, share repurchases and investment in our business and is intended to improve ROIC. The framework is grounded in maintaining an investment grade credit rating. We expect to return a majority of our free cash flow to investors through a combination of dividends and share repurchases. Consistent with that expectation, in January 2015 we announced that we increased our quarterly common stock dividend by 15%, from $0.33 per common share to $0.38 per common share. This represents our fourth increase in the dividend since 2011. We believe that the dividend can grow over time. We also believe that opportunities may arise to return incremental capital to shareholders from free cash flow as a result of portfolio actions. Since 2012, we have returned more than $1 billion to stockholders through repurchases of our common stock.

We will continue to invest in our business in a disciplined manner. We have established a solid foundation of strategic assets and capabilities. We expect to generate 1 to 2 percent revenue growth per year through value-creating, strategically-aligned acquisitions using disciplined investment criteria. We screen potential acquisitions using guidelines that assess strategic fit and financial considerations, including value creation, ROIC and impact on our earnings. Since 2012, we have invested approximately $1 billion in seven acquisitions. In 2014, we closed acquisitions of Solstas Lab Partners, significantly expanding our diagnostic information services business in the southeastern United States, and Summit Health, expanding our health and wellness services.

Our additional near-term investments in growth are likely to focus on investments in innovation in the form of licensing, collaborations and internal development to grow esoteric testing, tools to support commercial excellence and Project Restore. We also expect to make investments to improve operational excellence, including, for example, systems standardization and automation, footprint optimization and Project Invigorate.

Our Strengths

We offer high value diagnostic information services and diagnostic solutions, including those grounded in pathology and gene-based and esoteric testing, that are attractive to patients, physicians, hospitals, health plans, IDNs, ACOs, employers and others. We believe that customers and payers prefer providers that offer a comprehensive and innovative range of tests and services and the most convenient access to those services and that, by offering such services, we strengthen our market offering, market position and reputation.

We believe that we are well positioned to grow and continue to lead:

•	we have unmatched size, scale and capabilities;

•	we are a leader in providing innovation and diagnostic insights;

•	we have a strong focus on quality and providing a superior customer experience; and

•	we are a high value, low cost provider.

Our assets and capabilities. We are the world leader in the diagnostic information services business. We estimate that we have delivered more than 20 billion test results over the past decade. We are the leading provider in the United States of routine and gene-based and esoteric testing services, including anatomic pathology. We serve approximately one-third of the adult population of the United States annually, and approximately one-half of the adult population in the United States over a 3-year period. We have the leading test menu in the industry. We offer national access and have the most extensive network in the United States. Our nationwide specimen collection network includes over 2,200 of our own patient service centers and, in addition, over 4,000 phlebotomists in physician offices. We have a team of paramedical examiners, and another team of health and wellness professionals, including nursing professionals; these teams can be mobilized to support different business initiatives. We provide interpretive consultation through the one of the largest medical and scientific staffs in the industry, including over 700 M.D.s and Ph.D.s, primarily located in the United States, many of whom are recognized leaders in their field, and genetic counselors. We estimate that we serve approximately half of the physicians and half of the hospitals in the

United States, and provide healthcare connectivity solutions to over 250,000 physician and hospital accounts. We have strong logistics capabilities, including approximately 3,000 courier vehicles and approximately 25 aircraft that collectively make tens of thousands stops daily.

Innovation. We are a leading innovator in diagnostic information services with outstanding medical and technical expertise. We continue to introduce new tests and services, including many with a focus on personalized and targeted medicine. Our capabilities include early discovery, technology development and clinical validation of diagnostic tests. We develop tests at our laboratories, such as Quest Diagnostics Nichols Institute and Athena Diagnostics.

In addition, through our relationships, we believe that we are a leader in bringing innovation to the market. As the industry leader with the largest and broadest U.S. network and presence outside the United States, we believe we are the distribution channel of choice for developers of new tests, including the academic and medical communities, as well as pharmaceutical and biotechnology firms, to introduce their products to the marketplace. We also collaborate with partners that can help us to achieve our vision of empowering better health through diagnostic insights, including leading academic centers, and maintain relationships with advisers and consultants who are leaders in key fields of science and medicine. We also are working with other key groups and organizations, including world class healthcare leaders, to foster important advances in health care, including in precision medicine. Some good examples of our collaborations include:

•our collaboration with the University of California, San Francisco, the nation's leading university focused exclusively on health, to accelerate the translation of biomedical research into advanced diagnostics in the field of precision medicine. This collaboration has the overarching aim of enabling holistic and integrated diagnostic solutions that close gaps in care or enable new clinical value, with initial focus areas including autism, oncology, neurology and women's health.
•our collaboration with the U.S. Centers for Disease Control and Prevention ("CDC") to improve public health analysis of hepatitis C screening, diagnosis and treatment, based on analysis of our database of national hepatitis C virus ("HCV") diagnostic information.
•our participation in studies sponsored by the National Institutes of Health (e.g., NIH National Children Study).
•our OncoVantageTM solid tumor mutation testing services, based on our collaboration with Memorial Sloan Kettering Cancer Center.

Our medical and scientific experts publish research that demonstrates the clinical value and importance of diagnostic testing, including in connection with our research and development efforts. In 2014, they authored nearly 150 publications, including approximately 85 articles in peer-reviewed journals, that provided insights into diagnostic testing, introduced novel diagnostic approaches benefiting patients or provided the latest thinking in laboratory testing and disease diagnosis. These publications addressed such topics as chikungunya virus, rheumatoid arthritis and the role of genetics in seizure disorders. Our experts also help to shape the latest thinking as the authors of textbooks, or chapters therein, used by academic institutions to train healthcare providers. Our experts also participate on scientific committees determining guidelines for diagnostic usage in a number of fields, such as HIV, HCV and testosterone testing. We also publish Quest Diagnostics Health TrendsTM reports identifying trends in disease and wellness. Recent reports focused on prescription drug misuse, coagulation testing, cervical disease, vitamin D, and cardiac health.

We see significant opportunity to use diagnostic information services to personalize treatment options based on the individual profile of each patient, including their genetic profile. For example, we offer an “end-to-end” array of services for companion diagnostics. We have expertise dealing with biomarkers in clinical trials and biomarker discovery capabilities, and can make available laboratory developed tests, in vitro diagnostics (“IVD”) test kits and late-stage commercialization support for companion diagnostics for new therapies that will foster personalized patient treatment.

We successfully transfer technical innovations to the market through our relationships with technology developers, including the academic community and pharmaceutical and biotechnology firms, our in-house expertise and our collaborations, including with emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies. For example, in 2014 we introduced access to a new companion test service for two treatments for melanoma developed by bioMerieux, a leader in the field of in vitro diagnostics. We search for new opportunities and continue to build a robust pipeline of new solutions. Through our strengths in assay development and the commercialization of test services, we believe that we are the partner of choice for developers of new technologies and tests to introduce their products to the marketplace.

Information Technology. We have a history of providing leading information technology for diagnostic information services, including solutions that help healthcare organizations and physicians enter, share and access clinical information without costly information technology implementation or significant workflow disruption, and technology solutions to enable patients to manage their healthcare and medical information. Good examples of this include our Care360® products, national Care 360® healthcare provider network and MyQuest® by Care360® patient healthcare portal, which allows patients to, among other things, use their smartphone or computer to receive and archive their Quest Diagnostics test results, manage their personal health information, find a Quest Diagnostics location and schedule appointments. We were the first national diagnostic information services provider to offer patient appointment scheduling and a patient mobile application.

We see opportunities to leverage information technology and data to empower better health through diagnostic insights. We are working on information technology solutions designed to:

•	enhance the customer experience, including ease of use and patient and provider engagement;

•	deliver more precise, comprehensive solutions and actionable information;

•	provide increased and interactive insights and analytics to patients and providers;

•	foster greater adherence to clinical and reimbursement guidelines;

•	promote population health solutions;

•	tap the potential of large amounts of clinical information; and

•	otherwise foster precision medicine.

We believe that these solutions are consistent with and promote our strategy, enhance the value we provide to our customers and will result in increased customer loyalty.

Strong quality and a positive customer experience. We strive to provide the highest quality in all that we do.  We are implementing the Quest Management System, including standard frameworks and methodologies for project and change management, to manage our Company. This system not only provides a foundation for day-to-day management, including best-in-class business performance tools, but also helps us to develop the capabilities that we need to manage the Company. We have a culture of continuous improvement. Employing root cause analysis, process improvements and rigorous tracking and measuring, we seek to enhance quality, continuously reduce defects, streamline processes, further increase the efficiency of our operations and processes, eliminate waste and help standardize operations across our Company.  We use Hoshin management principles in our efforts to achieve breakthrough performance.  We use customer insights in our solutions development, listening to the voice of internal and external customers in all our business processes.

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

BUSINESS OPERATIONS

The Company is made up of two businesses: Diagnostic Information Services and Diagnostic Solutions. Our Diagnostic Information Services business, comprised of two parts, develops and delivers diagnostic testing, information and services to patients, physicians, health plans, hospitals, ACOs, IDNs, employers and others. The value creation side of the business, organized by clinical franchise, focuses on customer solutions for the marketplace, including new test development and upstream marketing. The value delivery side includes sales and downstream marketing, routine and esoteric laboratory operations, field operations, logistics and client services. Diagnostic Solutions includes our other businesses, including central laboratory testing for pharmaceutical and medical device clinical trials, risk assessment services, diagnostic products and healthcare information technology.

Our Diagnostics Information Services business is the leading provider of diagnostic information services, which includes providing clinical testing services such as routine testing, gene-based and esoteric testing, anatomic pathology services and drugs-of-abuse testing, as well as related services and insights. We offer the broadest access in the United States to diagnostic information services through our nationwide network of laboratories, Company-owned patient service centers and phlebotomists in physician offices. We provide interpretive consultation through the largest medical and scientific staff in the industry.

In our Diagnostic Solutions group, we offer a variety of solutions for insurers, healthcare providers and others. We are the leading provider of risk assessment services for the life insurance industry. We also are a leading provider of testing for clinical trials. In addition, we offer healthcare organizations and clinicians robust information technology solutions and diagnostic products.

We leverage our capabilities and assets to serve multiple customer bases. Most of our services are provided in the United States. For each of the years ended December 31, 2014, 2013 and 2012, we derived approximately 2% of our net revenues from foreign operations. For the years ended December 31, 2014 and 2013, less than 1% of our long-lived assets were held outside the United States, and for the year ended December 31, 2012, less than 1% (excluding the HemoCue assets held for sale) and 6% (including the HemoCue assets held for sale), respectively, of our long-lived assets were held outside the United States. The following chart shows the percentage of our 2014 net revenues generated by the activities identified.

Activity	Approximate Percentage of 2014 Net Revenues

Diagnostic information services	92
Routine clinical testing services	55
Gene-based, esoteric and anatomic pathology testing services	34
Forensic drugs-of-abuse testing services	3
Diagnostic Solutions: Healthcare information technology, clinical trials testing, risk assessment services and diagnostic products	8

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

Esoteric tests are clinical laboratory tests that are not routine. Esoteric tests include procedures in the areas of molecular diagnostics, protein chemistry, cellular immunology and advanced microbiology. These tests may require professional “hands-on” attention from highly-skilled technical personnel, generally require more sophisticated technology, equipment or materials and may be performed less frequently than routine tests. Consequently, esoteric tests generally are reimbursed at higher levels than routine tests. It is not practical, from a cost-effectiveness or infrastructure perspective, for most hospitals, IDNs, ACOs, commercial laboratories or physician office laboratories to develop and perform a broad menu of esoteric tests, or to perform low-volume esoteric testing in-house. Such tests generally are outsourced to an esoteric clinical testing laboratory, which specializes in performing these complex tests. Commonly ordered esoteric tests include viral and bacterial detection tests, drug therapy monitoring tests, gene-based tests, autoimmune panels and complex cancer evaluations. Esoteric tests increasingly are ordered by physicians to assist them in the diagnostic process, to establish a prognosis and to choose or monitor a therapeutic regimen.

Anatomic pathology services are performed on tissues, such as biopsies, and other samples, such as human cells. Anatomic pathology involves the diagnosis of cancer and other diseases and medical conditions through examination of tissue and cell samples taken from patients.

Our services.

We are the world's largest provider of diagnostic information services. We provide information and insights based on clinical testing, including routine, esoteric, gene-based and anatomic pathology testing, and related services. We are the leading provider of routine, esoteric and gene-based and anatomic pathology testing in the world, and offer customers the broadest access to the most extensive test menu. We provide testing services to physicians, hospitals, ACOs, IDNs, other commercial laboratories, patients and other customers. We are a leading provider of infectious disease diagnostic information services and strive to be the first to provide diagnostic solutions for emerging infectious diseases, including our Focus Diagnostics® offerings for West Nile Virus, SARS and Influenza A H1N1. We have leading positions in the neurology diagnostics market, in advanced cardiovascular diagnostic information services, including our CardioIQ® offering, and in cancer diagnostics, including the Leumeta® family of tests for leukemia and lymphoma. Increasingly, we are focused on providing solutions and insights to our customers, based on the testing that we perform.

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

We also offer a range of health and wellness services. We offer wellness testing and analytic services, such as our Blueprint for Wellness® program, to employers to enable them and their employees to take an active role in improving their health and containing costs. As a result of our 2014 acquisition of Summit Health, we also are a leading provider of on-site prevention and wellness services that health plans and health-improvement companies can resell to employers and other clients.

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

We have built advanced testing capabilities, including gene-based testing services for the predisposition, diagnosis, treatment and monitoring of cancers and other diseases. We provide integrated, comprehensive diagnostic information services that include both anatomic pathology and clinical pathology testing, enabling our pathologists to offer patients and physicians a complete analysis. We offer hundreds of esoteric tests, including but not limited to the following fields:

•	endocrinology and metabolism (the study of hormones and their effects on body growth and metabolism);

•	genetics (the study of chromosomes, genes and their expression);

•	hematology (the study of blood and bone marrow cells) and coagulation (the process of blood clotting);

•	neurology (the study of the nervous system, its structure and its diseases);

•	testing used in treatment selection and monitoring of patients with solid organ and bone marrow transplantation;

•	immunology (the study of the immune system, including antibodies, cytokines, immune system cells and their effect, receptor systems and autoimmune diseases);

•	microbiology and infectious diseases (the study of microscopic forms of life, including parasites, bacteria, viruses, fungi and other infectious agents);

•	oncology (the study of abnormal cell growth, including pre-cancerous conditions and cancer);

•	serology (a science dealing with body fluids and their analysis, including antibodies, proteins and other characteristics); and

•	toxicology (the study of chemicals and drugs and their intended and adverse effects on the body).

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

Most of our services are provided under the Quest Diagnostics brand, but we also provide services under the AmeriPath,® Dermpath Diagnostics,® Focus Diagnostics,® Athena Diagnostics,® ExamOne,® Solstas® and Summit Health® brands.

International.

We provide diagnostic information services in several markets outside the United States. We have laboratory facilities in Gurgaon, India; Heston, England; Mexico City, Mexico; and San Juan, Puerto Rico. These laboratories generally support the provision of diagnostic information services in their local markets; they also may support our clinical trials business. We see opportunities to bring our experience and expertise in diagnostic information services to markets outside the United States, including by leveraging existing facilities to serve new markets.

Innovation.

As discussed above under the subheadings Innovation and Information Technology under the heading Our Strengths, beginning on page 4, we are a leading innovator in diagnostic information services.

We seek innovations and solutions that help healthcare providers care for their patients through better predisposition, screening, monitoring, diagnosis, prognosis and treatment choices. We seek to develop innovations and solutions that help to determine a patient's genotype or gene expression profile relative to a particular disease and its potential therapies, because they can help healthcare providers to determine a patient's susceptibility to disease or to tailor medical care to an individual's needs - such as determining if a medication might be an optimum choice for a particular person, or tailoring the right dosage once the proper medicine is prescribed. In addition, we aim to develop holistic solutions responsive to challenges that healthcare providers and patients face, by developing solutions of multiple tests, information and services focused on specific clinical challenges, and taking advantage of the latest informatics capabilities. We also look for innovations and solutions that are less invasive than currently available options, to increase the choices that healthcare providers and patients have for the collection of diagnostic samples.

With these priorities in mind, during 2014 our sports diagnostics franchise launched our Blueprint for AthletesTM service, designed to help athletes to improve and maintain their performance. In addition, we introduced over 60 new or enhanced disease area solutions, including those discussed below.

•	Cancer.

-
We introduced expanded pathology and blood test offerings to help identify and assess an individual's risk of Lynch syndrome, an inherited genetic disorder that increases the risk of colorectal and other cancers.

-	We introduced a new cancer test service based on the FDA-approved THxlD-BRAF® test from bioMerieux. This test is a companion diagnostic for two treatments for melanoma.

-
Based on our collaboration with Memorial Sloan Kettering Cancer Center, we introduced OncoVantageTM, a solution to enable molecular characterization of solid tumors, to improve physicians' ability to treat patients with breast, prostate, colon, lung and a variety of other solid tumors.

-	We introduced our BRCAvantagePlusTM solution, a suite of lab-developed test services for assessing genetic breast cancer risk based on clinically validated non-BRCA as well as BRCA genes.

-	We introduced BRCAvantageTM Ashkenazi Jewish Screen with Reflex BRCAvantageTM comprehensive testing that makes it more convenient for physicians to order testing for patients of Ashkenazi descent.

-	We released testing for tamoxifen metabolites by mass spectrometry to aid physicians in treating breast cancer patients.

•	Infectious Disease and Immunology.

-	We developed and introduced tests for Hepatitis C Viral NS5 a/b genotypes, to detect resistance for new Hepatitis C therapies.

-
We enhanced the Hepatitis C Viral NS3 genotype assay to include simeprevir; this assay may be used to detect boceprevir, telaprevir and simeprevir resistance-associated NS3 mutations in NS3 protease inhibitor treatment-experienced patients.

-	We developed and released molecular diagnostic tests for Influenza A/B & RSV; these tests detect and differentiate human influenza A/B and RSV.

-	We developed and introduced an updated C difficile test; this new test simultaneously detects C difficile glutamate dehydrogenase antigen and toxins A and B, conforming to testing guidelines.

-	We enhanced our chikungunya virus offering by developing and releasing a real-time polymerase chain reaction assay, in addition to our immune fluorescent antibody assay.

•	Cardiovascular and Metabolic Disease.

-	We released a simplified CardioIQ® interpretive report for our suite of CardioIQ® advanced cardiovascular tests.

-
We incorporated an ASCVD (atherosclerotic cardiovascular disease) Risk Panel as part of the CardioIQ® offering. This panel reports 10-year and lifetime ASCVD risk on the CardioIQ® report, conforming to the 2013 Cholesterol Guidelines of the American College of Cardiology and the American Heart Association.

-
We developed and released a diabetes risk assessment panel. This panel provides a comprehensive assessment of diabetes risk (incorporating a lipid panel, glucose, HbA1c and an 8-year diabetes risk score) that conforms to American Diabetes Association guidelines.

-
We developed and released a diabetes panel for non-alcoholic fatty liver disease that is supported by guidelines. This panel provides an easy and non-invasive way to assess liver fibrosis, which is prognostic for progression to more serious liver disease.

•	Neurology.

-	We launched a blood test panel to identify a severe, rapidly progressive but treatable form of autoimmune dementia and memory loss.

-	We launched a suite of new next-generation gene sequencing testing services to help more reliably and quickly diagnose the cause of several forms of epilepsy in adults and children.

-	We launched a new next-generation gene sequencing test service for initial assessment of Charcot-Marie Tooth disease.

•	Women's Health.

-	We introduced CFVantageTM, an evaluation of over 150 possible mutations for prenatal screening for cystic fibrosis.

-	We introduced access to the MaterniT21TM Plus prenatal test developed by Sequenom for pregnant women at increased risk for fetal chromosomal abnormalities.

-	We introduced a cervical cancer screening report that includes prior PAP and HPV testing results.

-	We introduced the APTIMATM mRNA assay using SurepathTM vial samples types to enhance our cervical cancer screening portfolio.

•	Prescription Drug Monitoring and Toxicology.

-	We launched testing for prescription drugs on oral fluid sample types.

-	We expanded our testing for anticonvulsants, including for eslicarbazepine.

Diagnostic Solutions

Clinical Trials Testing.

We are a leading provider of central laboratory testing performed in connection with clinical research trials on new drugs, vaccines and certain medical devices. Clinical research trials are required by the FDA and non-U.S. regulatory authorities to assess the safety and efficacy of new drugs, vaccines and some medical devices. We see opportunities to develop novel tests to help speed drug approval processes for our clinical trials customers and, capitalizing on the trend to personalized medicine, to better focus patient therapy based on a patient's genetic markers. We have biomarker capabilities that advance our efforts to develop these tests, and offer an “end-to-end” array of services for companion diagnostics. Our clinical trials business is further differentiated by access to a unique set of assets such as the company's patient service centers and our robust collection of laboratory data, which enable our customers to run clinical trials in the most efficient manner possible.

We have clinical trials testing centers in the United States, the United Kingdom and India, and we provide clinical trials testing in Argentina, Brazil, China and Singapore through affiliated laboratories. We serve a broad range of large pharmaceutical, biotechnology and medical device companies.

Risk Assessment Services.

ExamOne is the largest provider of risk assessment services to the life insurance industry in North America. We also provide risk assessment services for insurance companies operating outside North America.

Our risk assessment services comprise underwriting support services, including data gathering, paramedical examinations and clinical laboratory testing and analytics, designed to assist life insurance companies objectively to evaluate the mortality risks of applicants. Most specimen collections and paramedical examinations are performed by our network of paramedical examiners at the applicant's home or workplace, but they also are offered at approximately 600 company patient service centers in the United States and approximately 120 additional locations in North America. We also contract with third parties to coordinate providing these exams at more than 350 additional locations outside North America.

Diagnostic Products.

We develop and manufacture products that enable healthcare professionals to make healthcare diagnoses. We offer these products to a broad spectrum of customers in the United States and, through distributors, in other countries.

Focus Diagnostics develops, manufactures and markets diagnostic products which can be performed on a variety of instrument platforms. Focus Diagnostics' product lines include Simplexa® molecular chemistries with a focus on infectious disease and hospital-acquired infections, HerpeSelect® HSV serology, and a line of DxSelectTM IFA and ELISA products for testing for emerging infectious diseases. Focus Diagnostics maintains a global distribution agreement with 3M Corporation to bring real-time polymerase chain reaction products to the market using Simplexa® molecular chemistries and the 3MTM Integrated Cycler, a compact bench-top instrument.

Celera Diagnostics offers a number of high complexity molecular diagnostic products in segments such as HIV-1 drug resistance testing (under the ViroSeq® brand), reproductive genetics and transplantation (under the AtriaTM and AlleleSeqr® brands).

Healthcare Information Technology.

We provide interoperable technologies that help healthcare organizations and physicians enter, share and access clinical information without costly information technology implementation or significant workflow disruption.

Our Care360® EHR product allows physicians to generate a complete record of a clinical patient encounter, automates and streamlines the clinician's workflow, and allows for rapid deployment and implementation with minimal workflow disruption. The solution allows doctors to electronically create, manage and distribute patient encounter notes and allows for patient communication via a patient portal. It captures lab and radiology results, provides clinical decision support tools and allows doctors to send secure messages and clinical information to other practitioners and secure laboratory results to patients' personal health records.

ChartMaxx® is our enterprise content management system for hospitals. Clients have contracted for its use at over 225 sites in North America to enable clinical and business workflows.

Non-Commercial, Development State Drug Assets

As a result of its 2011 acquisition of Celera Corporation, the Company also has an interest in non-commercial, development state drug assets. The Company is evaluating options with respect to these interests.
We have an agreement with Merck & Co., Inc. ("Merck") under which Merck has a license to our intellectual property for the development of, among other things, small molecule inhibitors of cathepsin K. This agreement was entered into by a predecessor of Celera that Celera acquired in November 2001. Under the agreement, we are entitled to receive future milestone payments based on development progress for each potential product under the agreement. We are also entitled to receive single digit royalty payments from the sale of drugs, if any, resulting from the program. This drug development program entered Phase III clinical trials in September 2007 and Merck has disclosed its intent to file a New Drug Application in 2015. We do not control the development activities conducted by Merck. Merck may not successfully develop or commercialize any compounds covered by the agreement and may not obtain needed regulatory approvals, and we may not receive any further payments under this agreement.

The Company may be entitled to milestone payments associated with the small molecule drug discovery and development programs sold by Celera to Pharmacyclics, Inc. in 2006. These programs are for the treatment of cancer and other diseases, including programs that target histone deactylase, Factor VIIa, and B cell tyrosine kinases involved in immune function. In addition, we will be entitled to royalty payments in the single digits based on annual sales of any drugs, other than ibrutinib, commercialized from the three programs, if any. In 2013, we sold the rights to royalties from ibrutinib. We have not received any royalty payments related to these programs.

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

THE UNITED STATES CLINICAL TESTING INDUSTRY

The U.S. clinical testing industry consists of two segments. One segment, which we believe makes up approximately 40% of the total industry, includes hospital inpatient and outpatient testing. The second segment, which we believe makes up approximately 60% of the total industry, includes testing of persons who are not hospital patients, including testing done in commercial clinical laboratories, physician-office laboratories and other locations, as well as hospital outreach testing. Within the second segment, we believe that hospital outreach has been increasing share in the last few years. We believe that hospital-affiliated laboratories account for approximately 60% of the total industry, commercial clinical laboratories approximately one-third and physician-office laboratories and other locations account for the balance.

Key Trends. The healthcare system in the United States is evolving; significant change is taking place in the system. We expect that the evolution of the healthcare industry will continue, and that industry change is likely to be extensive. There are a number of key trends that are having, and that we expect will continue to have, a significant impact on the diagnostic information services business in the United States and on our business. These trends present both opportunities and risks. However, because diagnostic information service is an essential healthcare service and because of the key trends discussed below, we believe that the industry will continue to grow over the long term and that we are well positioned to benefit from the long-term growth expected in the industry.

Demographics. As the population continues to grow and age, the burden of chronic diseases and unmet diagnostic needs may increase the demand for diagnostic information services.

Prevention and wellness. We believe that the value of detection, prevention, wellness and personalized care now is well recognized. Consumers, employers, ACOs, IDNs, health plans and government agencies increasingly focus on helping the healthy stay healthy, detecting symptoms among those at risk and providing preventive care that helps avoid disease. Health care providers increasingly rely on diagnostic information services to help identify risk for a disease, to detect the symptoms of disease earlier, to aid in the choice of therapeutic regimen, to monitor patient compliance and to evaluate treatment results. There is increased focus on a disease-oriented approach to diagnostics, treatment and management. Health care providers, consumers and payers increasingly recognize the value of diagnostic information services as a means to improve health and reduce the overall cost of healthcare through early detection, prevention and treatment.

Medical innovation. Medical advances allow for more accurate and earlier diagnosis and treatment of diseases. Continuing advances in genomics and proteomics are expected to yield new, more sophisticated and specialized diagnostic tests. These advances also are spurring interest in and demand for precision medicine, which relies on diagnostic and prognostic testing and in which data information services and strategies are used to deliver the most effective healthcare to the right populations and individuals. Pharmacogenomic testing increasingly is used as a parameter to help speed drug approval processes and to better focus therapy based on patient and tumor-specific genetic markers. Demand also is growing toward comprehensive care management solutions that serve patients, payers and health care providers by improving clinical decision support, access to patient data, increasing patient participation in care management, population health management and improving clinical outcomes. There is increasing focus on access to patient data and data-driven insights.

Customers and payers. Our customers and payers, including physicians, health plans, IDNs, ACOs, employers and others, have been consolidating and diversifying. For example, an increased number of hospital systems are considering establishing or have established health insurance plans, and health insurance plans increasingly are considering providing or are providing healthcare services. Consolidation is increasing pricing transparency and bargaining power, and encouraging internalization of clinical testing. Physicians increasingly are employed by hospital systems, IDNs, ACOs or large group practices integrated with healthcare systems, instead of organizing physician-owned practices, which is changing the dynamics for whether clinical testing is performed by a hospital or a non-hospital. Value-based reimbursement is contributing to changes in the healthcare system. ACOs and patient-centered medical homes are growing as a means to deliver patient care. Health care services increasingly are being provided by non-traditional providers (e.g., physician assistants), in non-traditional venues (e.g., retail medical clinics, urgent care centers) and using new technologies (e.g., telemedicine). In addition, federal healthcare reform legislation adopted in 2010 encourages the formation of ACOs and requires implementation of health insurance exchanges, which is resulting in changes in the way that some healthcare services are purchased and delivered in the United States. Patients are also our customers. Increasingly, patients are engaged in their own healthcare and are bearing responsibility for payment for the services that we provide to them.

Pricing Transparency. There has been a trend toward greater pricing transparency in the healthcare marketplace. This transparency, combined with increased patient financial responsibility for medical care, is enhancing purchasing sophistication and changes in behavior in the health care marketplace.

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

Reimbursement pressure. There is a strong focus in the United States on controlling the overall cost of healthcare. Healthcare market participants, including governments, are focusing on controlling costs, including potentially by changing reimbursement for healthcare services (including but not limited to a shift from fee for service to capitation), revising test coding, changing medical coverage policies (e.g., healthcare benefits design), pre-authorization of lab testing, requiring co-pays, introducing lab spend management utilities and payment and patient care innovations such as ACOs and patient-centered medical homes. In light of continued pressure to reduce systemic healthcare costs, hospitals may change their approach to providing clinical testing services. While pressure to control healthcare costs poses a risk to our Company, it also creates opportunities, such as an opportunity for increased proper utilization of testing as an efficient means to manage the total cost of healthcare. We believe that it also creates greater opportunities for high value, low-cost providers, like our Company, as compared to other providers.

Healthcare utilization. In the past few years, growth in healthcare utilization in the United States has varied. There may be many factors contributing to this result, including sluggish employment growth, under-employment in the work force, patients delaying medical care and increased patient financial responsibility for medical care. However, federal healthcare reform legislation adopted in 2010 contained provisions eliminating patient cost-sharing for preventive services, and additional provisions that we believe have increased the number of patients that have health insurance, including Medicaid, and thus better access to diagnostic testing.

Legislative, regulatory and policy environment. Government oversight of and attention to the healthcare industry in the United States is significant and increasing; healthcare payment reform is a top issue. The FDA has announced guidance initiatives that may impact the clinical laboratory testing business, including by increasing regulation of laboratory-developed tests ("LDTs"). Federal healthcare reform legislation adopted in 2010 has created significant uncertainty as healthcare markets react to changes. For example, approximately half of the states have opted in to Medicaid expansion and employers may discontinue offering group health insurance to their employees, shifting more people to exchange products.

Globalization. There is a growing demand for healthcare services in emerging market countries. Opportunities are arising to participate in the restructuring or growth of the healthcare systems outside the United States. Demographic changes globally also may create opportunities.

Informatics. The increased availability of healthcare data, including data made available as a result of next generation DNA sequencing, and the increased ability to effectively analyze that data at population and patient levels, is impacting healthcare practices. Informatics, including integrated diagnostic and decision support solutions, use of population data and healthcare information technology, is spurring advances in precision medicine, including medical decision making and value, for populations and individuals. Healthcare market participants, including pharmaceutical companies, health plans, physicians, ACOs and hospitals, are striving to leverage interoperability, informatics and analytics to positively influence the health of patient populations.

Customers. We provide diagnostic information services to a broad range of customers, including physicians, hospitals, IDNs, ACOs, health plans, patients and employers. In many cases, the customer that orders the services is not responsible to pay for them. Depending on the billing arrangement and applicable law, the payer may be the patient or a third party; in some cases, even if a third party is primarily responsible for payment, patients may bear responsibility for a portion of the payment. Examples of potential third-party payers include health plans, self-insured employer benefit funds, ACOs, IDNs patient-centered medical homes, the traditional Medicare or Medicaid program, physicians or others (e.g., a hospital, another laboratory or an employer). In light of health care reform, there is increased market activity regarding alternative payment models, including bundled payment models. Increasingly, patients are bearing responsibility for some portion of the payment for the services we provide to them.

Health plans. Health plans, including managed care organizations and other health insurance providers, typically reimburse us as a contracted provider on behalf of their members for diagnostic information services performed. Reimbursement from our five largest health plans totaled less than 20%, and no one health plan accounted for 10%, of our consolidated net revenues in 2014.

Health plans typically negotiate directly or indirectly with a number of diagnostic information services providers, and represent approximately one-half of our total clinical testing volumes and one-half of our net revenues from diagnostic information services. The trend of consolidation among health plans has continued. In certain locations, health plans may delegate to independent physician associations (“IPAs”) or other alternative delivery systems (e.g., physician hospital organizations, ACOs and patient-centered medical homes) the ability to negotiate for diagnostic information services on behalf of certain members.

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

Most of our agreements with major health plans are non-exclusive arrangements. Certain health plans have limited their diagnostic information services network to only a single national provider, seeking to obtain improved pricing. Health plans also are narrowing their provider networks.

We are also sometimes a member of a “complementary network.” A complementary network generally is a set of contractual arrangements that a third party will maintain with various providers that provide discounted fees for the benefit of its customers. A member of a health plan may choose to access a non-contracted provider that is a member of a complementary network; if so, the provider will be reimbursed at a rate negotiated by the complementary network.

We attempt to strengthen our relationships with health plans and increase the volume of our services for their members by offering to health plans services and programs that leverage our Company's expertise and resources, including our superior access, extensive test menu, medical staff, data, IT solutions, and wellness and disease management capabilities.

Physicians. Physicians, including both primary care physicians and specialists, requiring diagnostic information services for patients are the primary referral source of our services. Physicians determine which laboratory to recommend or use based on a variety of factors, including: service; patient access and convenience, including participation in a health plan network; quality; price; IT solution integration; and depth and breadth of test and service offering.

Hospitals. Hospitals generally maintain an on-site laboratory to perform the significant majority of clinical testing for their patients and refer esoteric testing to outside service providers, which typically charge the hospitals on a negotiated fee-for-service basis. Fee schedules for hospital reference testing services often are negotiated on behalf of hospitals by group purchasing organizations. We provide services to hospitals throughout the United States, including esoteric testing services, in some cases helping manage their laboratories and serving as the medical directors of the hospital's histology or clinical laboratory, including through our Professional Laboratory Services offerings. We believe that we are the industry's leader in servicing hospitals. Hospitals generally continue to look for ways to improve profitability through cost containment or to fully utilize their existing laboratory capacity: they perform testing their patients need and may compete with non-hospital providers for outreach (non-hospital patients) testing. Continuing to obtain referrals from hospitals depends on our ability to provide high quality services that are more cost-effective than if the hospitals were to perform the services themselves.

Hospitals may seek to leverage their relationships with community physicians by encouraging the physicians to send their outreach testing to the hospital's laboratory. In addition, hospitals that own physician practices may require the practices to refer testing to the hospital's affiliated laboratory. In recent years, there has been a trend of hospitals acquiring physician practices, and as a result, an increased percentage of physician practices are owned by hospitals. Increased hospital acquisitions of physician practices enhance physician ties to hospital-affiliated laboratories and may strengthen their competitive position. Hospitals can have greater leverage with health insurers than do commercial clinical laboratories, particularly hospitals that have a significant market share; hospitals thus have been frequently able to negotiate higher reimbursement rates with health insurance plans than commercial clinical laboratories for comparable clinical testing services. In light of continued pressure to reduce systemic healthcare costs, hospitals may change their approach to providing clinical testing services. We believe that our combination of services, including full-service esoteric testing capabilities, medical and scientific professionals available for consultation, integrated IT solutions and strong focus on quality has positioned us to be an attractive partner for hospitals, offering a full range of strategic relationships.

We also have joint venture arrangements with leading hospitals or IDNs in several metropolitan areas. These joint venture arrangements, which provide diagnostic information services for affiliated hospitals as well as for unaffiliated physicians and other local healthcare providers, serve as our principal facilities in their service areas. Typically, we have either a majority ownership interest in, or day-to-day management responsibilities for, our joint venture relationships.

IDNs and ACOs. An IDN is a network of providers and facilities working together in providing or arranging for the provision of healthcare. An ACO is a network of providers and facilities that share financial risk in providing or arranging for the provision of healthcare. ACOs and IDNs are increasing in number and becoming more important constituents in delivering healthcare services. ACOs and IDNs may exercise operational and financial control over providers across the continuum of care. ACOs and IDNs also may function as a payer. Thus, ACOs or IDNs may be able to manage the health of a population group within a defined geography, and also may be able to influence the cost and quality of healthcare delivery, for example through owned entities and through ancillary services. ACOs and IDNs actively are considering and adopting bundled payment models for services that they are purchasing, like diagnostic information services. The impact of ACOs and IDNs on the provision of healthcare services to date has varied. We are actively engaging with ACOs and IDNs to demonstrate the value that our services can provide to them. ACOs may be encouraged to consider exclusive arrangements with health care providers that become part of the ACO, or to limit service providers to the ACO, since members of the ACO share financial risk.

Employers. Employers use tests for drugs of abuse to determine an individual's employability and his or her “fitness for duty.” Companies with high employee turnover, safety conscious environments or regulatory testing requirements provide the highest volumes of testing. Factors such as the general economy and job market can impact the utilization of drugs-of-abuse testing. We seek to grow our employer volumes through offering new and innovative programs to help companies with their goal of maintaining a safe and productive workplace. We also offer health and wellness services, including wellness testing, analytic services and on-site prevention and customized wellness services to help employers, employees and others manage healthcare costs and capitalize on trends in personalized health.

Patients. Patients also are our customers. In the current environment, patients are encouraged to take increased interest in and responsibility for, and often are bearing increased financial responsibility for, their healthcare. We strive to give patients reasons to choose Quest Diagnostics, including a superior patient experience.

Other Laboratories and Other Customers. We also provide diagnostic information services on a fee-for-service basis to federal, state and local governmental agencies and to other commercial clinical laboratories.

GENERAL

Competition. While there has been significant consolidation in the diagnostic information services industry in recent years, our industry remains fragmented and highly competitive. We primarily compete with three types of clinical testing providers: commercial clinical laboratories, hospital-affiliated laboratories and physician-office laboratories. We also compete with other providers, including anatomic pathology practices and large physician group practices. In recent years, competition from hospital-affiliated laboratories has increased. Our largest commercial clinical laboratory competitor is Laboratory Corporation of America Holdings, Inc. In addition, we compete with many smaller regional and local commercial clinical laboratories and specialized esoteric laboratories, as well as manufacturers of in vitro diagnostic products. In anatomic pathology, additional competitors include anatomic pathology practices, including those in academic institutions. In addition, there has been a trend among specialty physician practices to establish their own histology laboratory capabilities and/or bring pathologists into their practices, thereby reducing referrals from these practices.

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

We believe that offering the most attractive service offering in the industry, including the most comprehensive test menu, innovative test offerings, a superior customer experience, a staff including medical and scientific experts, strong quality, unparalleled access and distribution, and data-powered integrated information technology solutions provide us with a competitive advantage.

We believe that large diagnostic information services providers may be able to increase their share of the overall diagnostic information services industry due to their large networks and lower cost structures. These advantages should enable larger providers to more effectively serve customers. In addition, we believe that consolidation in the diagnostic information services industry will continue. However, a significant portion of clinical testing is likely to continue to be performed by hospitals, which generally have affiliations with community physicians that refer testing to us. As a result of these affiliations, we compete against hospital-affiliated laboratories primarily on the basis of service capability and quality as well as pricing. In addition, market activity may increase the competitive environment. For example, health plan actions to exclude large national providers from contracts may enhance the relative competitive position of regional providers. In addition, increased hospital acquisitions of physician practices enhance the ties of the physicians to hospital-affiliated laboratories, enhancing the competitive position of hospital-affiliated laboratories. The formation of ACOs and IDNs, and their approach to contracts with healthcare providers, in addition to the impact of informatics, also may impact competition to provide diagnostic information services.

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

The diagnostic products, risk assessment, clinical trials and healthcare information technology industries are highly competitive. We have many competitors, some of which have much more extensive experience in these industries and some of which have greater resources. We compete in the diagnostic products industry through unique and differentiated products. We compete in the risk assessment business by seeking to provide a superior applicant experience, faster services completion and a wider array of quality, integrated services than our competitors. We compete in the clinical trials business by leveraging our strengths as the world's leading diagnostic testing company, including the depth and breadth of our testing menu, our superior scientific expertise, our ability to support complex global clinical trials and our lab management and information technology solutions. We compete in the healthcare information technology industry by offering solutions that foster better patient care and improve performance for healthcare providers, including smaller and medium sized physician practices.

Sales and Marketing. Our Diagnostic Information Services business has a unified commercial organization focused on the sale and downstream marketing of most of our services. It coordinates closely with our clinical franchise organizations, which are responsible for upstream marketing. The commercial organization is centrally led, and is organized regionally, in conjunction with our operations organization, to ensure aligned delivery for our customers. We maintain a separate sales and marketing organization for our employer drugs-of-abuse testing services.

In Diagnostic Solutions, we maintain separate sales organizations that focus on selling diagnostic products, healthcare information technology solutions, risk assessment services and clinical trials services.

Information Technology. We use information systems extensively in virtually all aspects of our business, including clinical testing, test ordering and reporting, billing, customer service, logistics and management of medical data. We endeavor to establish systems that create value and efficiencies for our Company and customers. The successful delivery of our services depends, in part, on the continued and uninterrupted performance of our information technology systems. We have taken precautionary measures to prevent problems that could affect our information technology systems.

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

Quality Assurance. In our Diagnostic Information Services business, our goal is to continually improve the processes for collection, handling, storage and transportation of patient specimens, as well as the precision and accuracy of analysis and result reporting. The Quest Diagnostics Quality Program includes policies and procedures to document, measure and monitor the effectiveness of laboratory operations in providing quality, improving quality and meeting the requirements of the agencies that regulate the U.S. clinical laboratory testing industry. The Quality Program is designed so that the quality of laboratory services is monitored objectively and evaluated systematically to proactively identify opportunities to improve patient care and resolve identified problems. We track, and seek to improve on, numerous medical quality and service metrics.

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

We participate in external proficiency testing and have accreditation or licenses for our clinical laboratory operations from various regulatory agencies or accrediting organizations, such as the Centers for Medicare and Medicaid Services (“CMS”), the College of American Pathologists (“CAP”) and certain states. All of our laboratories participate in various external quality surveillance programs. They include, but are not limited to, proficiency testing programs administered by CAP, as well as some state agencies. CAP is an independent, nongovernmental organization of board-certified pathologists approved by CMS to inspect clinical laboratories to determine compliance with the standards required by the Clinical Laboratory Improvement Act ("CLIA"). CAP offers an accreditation program to which clinical laboratories may voluntarily subscribe. All of our major regional and esoteric laboratories, including our facility in India, and most of our rapid response laboratories, are accredited by CAP. Accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program. Also, our cytotechnologists and pathologists participate in an internal peer-review evaluation and one or more external individual proficiency testing programs.

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

Employees. At December 31, 2014, we employed approximately 45,000 people. This total excludes employees of the joint ventures where we do not have a majority ownership interest. We have no collective bargaining agreements with unions covering employees in the United States, and we believe that our overall relations with our employees are good.

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

The majority of our bad debt expense is primarily the result of the failure of patients to pay the portion of the receivable that is their responsibility. In recent years, increased patient responsibility has adversely impacted our bad debt expense. To the extent that health plans and other programs require greater levels of patient cost-sharing, this could negatively impact our bad debt expense. We are taking, and plan to continue to take, steps to improve our patient collection experience.

The remainder of our bad debt expense is primarily due to missing or incorrect billing information on requisitions and Advance Beneficiary Notices received from healthcare providers. In general, due to the nature of our business, historically we have performed the requested testing and reported test results regardless of whether the billing information is correct or complete. We subsequently attempt to contact the healthcare provider or patient to obtain any missing information and to rectify incorrect billing information. Missing or incorrect information on requisitions complicates and slows down the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable and bad debt expense. The increased use of electronic ordering reduces the incidence of missing or incorrect information.

Government Coverage and Reimbursements. Government payers, such as Medicare and Medicaid, have taken steps and are expected to continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical test services. For example, Medicare has adopted policies under which it does not pay for many commonly ordered clinical tests unless the ordering physician has provided an appropriate diagnosis code supporting the medical necessity of the test. Physicians are required by law to provide diagnostic information when they order clinical tests for Medicare and Medicaid patients.

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

Part B of the Medicare program contains fee schedule payment methodologies for clinical testing services performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. Historically, the Medicare Clinical Laboratory Fee Schedule and the Medicare Physician Fee Schedule established under that program have been subject to change, including each year. For 2015, each schedule is changing and reimbursement under each schedule will be different in 2015 than 2014 levels. The following table sets forth the percentage of our consolidated net revenues reimbursed under Medicare attributable to the clinical testing and physician fee schedules in 2014.

Medicare Part B Reimbursements	% of our 2014 Consolidated Net Revenues

Clinical Laboratory Fee Schedule	12%
Physician Fee Schedule	2%

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

Historically, most Medicare and Medicaid beneficiaries were covered under the traditional Medicare and Medicaid programs administered by the federal government. Reimbursement from traditional Medicare and Medicaid programs represented approximately 17% of our consolidated net revenues during 2014. Over the last several years, the federal government has continued to expand its contracts with private health insurance plans for Medicare beneficiaries and has encouraged such beneficiaries to switch from the traditional programs to the private programs, called “Medicare Advantage” programs. There has been growth of health insurance providers offering Medicare Advantage programs and of beneficiary enrollment in these programs. In recent years, in an effort to control costs, states also have mandated that Medicaid beneficiaries enroll in private managed care arrangements.

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

Fraud and Abuse. Anti-kickback laws and regulations prohibit making payments or furnishing other benefits to influence the referral of tests billed to Medicare, Medicaid or certain other federal or state healthcare programs. The penalties for violation of these laws and regulations may include monetary fines, criminal and civil penalties and/or suspension or exclusion from participation in Medicare, Medicaid and other federal or state healthcare programs.

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

FDA. The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the United States. The FDA also regulates clinical trials (and, therefore, may conduct inspections related to testing that we perform for sponsors of those trials), drugs-of-abuse testing for employers, testing for blood bank purposes and testing of donors of human cells for purposes such as in vitro fertilization. A number of esoteric tests we develop internally are offered as LDTs. The FDA has claimed regulatory authority over all LDTs, but has stated that it exercised enforcement discretion with regard to most LDTs performed by high complexity CLIA-certified laboratories. The FDA has announced guidance initiatives that may significantly impact the clinical laboratory testing business, including by increasing regulation of LDTs.

Our diagnostic products businesses are subject to regulation by the FDA, as well as by foreign governmental agencies, under laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing, distribution and post-market surveillance of diagnostic products. These regulators possess the authority to take various administrative and legal actions against us for non-compliance, such as fines, product suspensions, submission of warning letters, recalls, product seizures, injunctions and other civil and criminal sanctions.

Environmental, Health and Safety. We are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, the U.S. Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating specifically to workplace safety for healthcare employers in the U.S. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needle stick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the U.S. Postal Service and the International Air Transport Association. We generally use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials and contractually require them to comply with applicable laws and regulations.

Physicians. Many of our pathologists enter into an employment agreement. These agreements have varying terms, but generally can be terminated at any time, upon advance notice. Most of the agreements contain covenants generally limiting the activities of the pathologist within a defined geographic area for a limited period of time after termination of employment; the enforceability of these covenants may be limited under state law.

Our pathologists are required to hold a valid license to practice medicine in the jurisdiction in which they practice. If they provide inpatient services, they must become a member of the medical staff at the relevant hospital, with privileges in pathology.

Several jurisdictions, including some in which our businesses are located, prohibit business corporations from engaging in the practice of medicine. In certain jurisdictions, business corporations are prohibited from employing licensed healthcare professionals to provide services on behalf of the corporation; these laws vary. The manner in which licensed physicians can be organized to perform medical services may be governed by the laws of the jurisdictions in which medical services are provided and by the medical boards or other entities authorized by these jurisdictions to oversee the practice of medicine. In some jurisdictions, anatomic pathology services are delivered through physician-owned entities that employ the practicing pathologists.

Privacy and Security of Health and Personal Information. We are required to comply with laws and regulations in the United States (at the federal and state levels) and jurisdictions outside the United States in which we conduct business, including the European Union, regarding protecting the security and privacy of certain healthcare and personal information. These privacy and security laws include the federal Health Insurance Portability and Accountability Act, as amended, and the regulations thereunder (collectively, “HIPAA”). The HIPAA security regulations establish requirements for safeguarding protected health information. The HIPAA privacy regulations establish comprehensive federal standards regarding the uses and disclosures of protected health information. Together, these laws and regulations establish a complex regulatory framework and may require a healthcare provider to notify individuals or the government if the provider discovers certain breaches of personal information or protected health information. We maintain policies and practices designed to meet applicable requirements.

Drug Testing; Controlled Substances. All U.S. laboratories that perform drug testing for certain public sector employees and employees of certain federally regulated businesses are required to be certified as meeting the detailed performance and quality standards of the Substance Abuse and Mental Health Services Administration. To obtain access to controlled substances used to perform drugs-of-abuse testing in the United States, laboratories must be licensed by the Drug Enforcement Administration. All of our laboratories that perform testing described in this paragraph are certified or licensed as required.

Compliance. We seek to conduct our business in compliance with all applicable laws and regulations. Many of the laws and regulations applicable to us, however, including many of those relating to billing, reimbursement for tests and relationships with physicians and hospitals, are vague or indefinite or have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. The applicability or interpretation of laws and regulations also may not be clear in light of emerging changes in clinical testing science, healthcare technology and healthcare organizations. Such occurrences, regardless of their outcome, could, among other things:

•	increase our administrative, billing or other operating costs;

•	decrease the amount of reimbursement related to diagnostic information services performed;

•	damage our reputation; or

•	adversely affect important business relationships with third parties.

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

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document that we file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, DC 20549 on official business days. Please call the SEC at 1-800-SEC-0330 for information regarding the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Quest Diagnostics) file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC's internet site, www.sec.gov.

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

Stephen H. Rusckowski (57) is President and Chief Executive Officer. Prior to joining the Company in May 2012, since October 2006, he was Chief Executive Officer of Philips Healthcare, the largest unit of Royal Philips Electronics, and a member of the Board of Management of Royal Philips Electronics and its Executive Committee. Previously, he was CEO of the Imaging Systems business within Royal Phillips Electronics. Before joining Philips in 2001, Mr. Rusckowski held numerous management positions with the healthcare division of Hewlett-Packard/Agilent Technologies. Mr. Rusckowski has been a director of the Company since May 2012. He has been a director of Xerox Corporation since February 2015.

Jon R. Cohen, M.D. (60) is Senior Vice President and Chief Medical Officer. Dr. Cohen joined the company in March 2009 and serves as Chief Medical Officer. From May 2011 to January 2013, he also had responsibility for Hospital Services. In January 2013, Dr. Cohen assumed responsibility for cancer diagnostics, pathology services, sports diagnostics and laboratory professional services. In February 2014, he also assumed responsibility for our clinical trials business. He served as the Senior Adviser to New York Governor David Patterson from 2008 to 2009, where he was responsible for all policy and strategic planning. Previously, Dr. Cohen was a managing director, health industries advisory services, at PricewaterhouseCoopers LLP, and spent 21 years with North Shore-Long Island Jewish Health System, one of the nation's largest not-for-profit health systems, including serving as its Chief Medical Officer from 2000 to 2006.

Everett V. Cunningham (48) is Senior Vice President, Commercial. Mr. Cunningham is responsible for the commercial organization for the Company's Diagnostic Information Services business. Prior to joining the Company in October 2012, Mr. Cunningham spent 21 years with Pfizer, Inc., where he served from June 2011 to October 2012 as Regional President, Established Products, Asia. From 2009 to 2011, Mr. Cunningham served as Regional President, West Business Unit, Primary Care. From 2007 to 2009, he served as Vice President, Human Resources, Corporate Groups. Before that Mr. Cunningham served Pfizer in a series of sales and leadership and general management roles.

James E. Davis (52) has been Senior Vice President, Operations since February 2014.  He is responsible for operations for the Company's Diagnostic Information Services business, and for our diagnostic products business.  He joined Quest Diagnostics in April 2013 as Senior Vice President, Diagnostics Solutions, with responsibility for the healthcare information technology, risk assessment, clinical trials, diagnostic products and employer solutions businesses.  Prior to joining Quest Diagnostics, from March 2012 to April 2013, Mr. Davis served as Lead Director, and then as Chief Executive Officer, of InSightec, Inc., a medical device company that designs and develops ultrasound ablation devices that are guided by magnetic resonance imaging systems. Previously, Mr. Davis held a number of senior positions in General Electric’s healthcare business, including from 2007 to 2012 as Vice President and General Manager of GE Healthcare’s magnetic resonance imaging business. Prior to joining GE Healthcare, Mr. Davis held leadership positions in GE’s aviation business and led the development of strategic and operational improvement initiatives for clients of McKinsey & Company, Inc.

Catherine T. Doherty (52) is Senior Vice President, Clinical Franchises. She is responsible for overseeing the development of clinical franchise solutions in the areas of cardiovascular, infectious disease and immunology, neurology, prescription drug monitoring and toxicology, women's health and general wellness, as well as enterprise-wide strategic marketing and business development. In February 2014, Ms. Doherty assumed responsibility for the employer solutions, the healthcare information technology and risk assessment businesses. From May 2011 to December 2012, she served as Senior Vice President, Physician Services. From 2008 through May 2011, Ms. Doherty served as Vice President, Hospital Services. Prior to 2008, Ms. Doherty held a variety of positions of increasing responsibility since joining the Company in 1990, including

Vice President, Office of the Chairman; Vice President, Finance and Administration for the Hospital business; Vice President, Communications and Investor Relations; and Chief Accounting Officer.

Mark J. Guinan (53) is Senior Vice President and Chief Financial Officer. He joined the Company in July 2013. From 2010 until joining Quest Diagnostics in 2013, Mr. Guinan served as Chief Financial Officer for Hill-Rom Holdings Inc., a manufacturer and provider of medical technologies and related services for the health care industry. Previously, he had served in a number of finance and operations roles in a long career at Johnson & Johnson including 2009 to 2010 as Vice President, Chief Procurement Officer, and 2005 to 2009 as Vice President, Group Finance Pharmaceuticals. Before joining Johnson and Johnson in 1997, he held a number of financial roles at Procter & Gamble.

Michael E. Prevoznik (53) is Senior Vice President and General Counsel. Mr. Prevoznik joined the Company as Vice President and General Counsel in August 1999. In 2003, he assumed responsibility for governmental affairs. From 1999 until April 2009, Mr. Prevoznik also had responsibility for the Company's Compliance Department. Since April 2011, in addition to serving as General Counsel, Mr. Prevoznik has had management responsibility for the Company's diagnostic information services activities outside the U.S. In addition, from April 2011 to January 2013, Mr. Prevoznik had management responsibility for the Company's clinical trials business. Prior to joining the Company, Mr. Prevoznik served in positions of increasing responsibility within the compliance organization at SmithKline Beecham, most recently as Vice President, Compliance, with responsibility for coordinating all SmithKline Beecham compliance activities worldwide.

Item 1A. Risk Factors

You should carefully consider all of the information set forth in this Report, including the following risk factors, before deciding to invest in any of our securities. The risks below are not the only ones that we face. Additional risks not presently known to us, or that we presently deem immaterial, may also negatively impact us. Our business, consolidated financial condition, revenues, results of operations, profitability, reputation or cash flows could be materially impacted by any of these factors.

This Report also includes forward-looking statements that involve risks or uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below and elsewhere. See “Cautionary Factors that May Affect Future Results” on page 30.

The U.S. healthcare system is evolving, and our business could be adversely impacted if we fail to adapt.

The U.S. healthcare system is evolving, in part in response to March 2010 U.S. federal legislation enacted to reform healthcare. The law provides for reductions in the Medicare clinical laboratory fee schedule of 1.75% for five years beginning in 2011 and also includes a productivity adjustment that reduces the CPI market basket update beginning in 2011. The law imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories. The law established the Independent Payment Advisory Board, which is responsible annually to submit proposals aimed at reducing Medicare cost growth while preserving quality. These proposals automatically will be implemented unless Congress enacts alternative proposals that achieve the same savings targets. Further, the law calls for a Center for Medicare and Medicaid Innovation that will examine alternative payment methodologies and conduct demonstration programs. The law provides for extensive health insurance reforms, including the elimination of pre-existing condition exclusions and other limitations on coverage, fixed percentages on medical loss ratios, expansion in Medicaid and other programs, employer mandates, individual mandates, creation of state and regional health insurance exchanges, and tax subsidies for individuals to help cover the cost of individual insurance coverage. The law also permits the establishment of ACOs.

Significant change is taking place in the healthcare system, including as discussed above under the heading The United States Clinical Testing Industry, beginning on page 12. For example, ACOs and patient-centered medical homes are growing as a means to deliver patient care. Value-based reimbursement is increasing. Health care services increasingly are being provided by non-traditional providers (e.g., physician assistants), in non-traditional venues (e.g., retail medical clinics, urgent care centers) and using new technologies (e.g., telemedicine). We expect that the evolution of the healthcare industry will continue, and that industry change is likely to be extensive.

The clinical testing business is highly competitive, and if we fail to provide an appropriately priced level of service or otherwise fail to compete effectively it could have a material adverse effect on our revenues and profitability.

The clinical testing business remains a fragmented and highly competitive industry. We primarily compete with three types of clinical testing providers: other commercial clinical laboratories, hospital-affiliated laboratories and physician-office laboratories. We also compete with other providers, including anatomic pathology practices and large physician group practices. Hospitals generally maintain on-site laboratories to perform testing on their patients (inpatient or outpatient). In addition, many hospitals compete with commercial clinical laboratories for outreach (non-hospital patients) testing. Hospitals may seek to leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital's laboratory. In addition, hospitals that own physician practices may require the practices to refer testing to the hospital's laboratory. In recent years, there has been a trend of hospitals acquiring physician practices, and as a result, an increased percentage of physician practices are owned by hospitals. As a result of this affiliation between hospitals and community physicians, we compete against hospital-affiliated laboratories primarily based on quality and scope of service as well as pricing. Increased hospital acquisitions of physician practices enhance physician ties to hospital-affiliated laboratories and may strengthen their competitive position. The formation of ACOs and IDNs, and their approach to contracts with healthcare providers, in addition to the impact of informatics, also may increase competition to provide diagnostic information services.

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

We face efforts by government payers to reduce utilization of and reimbursement for diagnostic information services. We expect efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services will continue.

From time to time, Congress has legislated reductions in, or frozen updates to, the Medicare Clinical Laboratory Fee Schedule. In addition, CMS has adopted policies limiting or excluding coverage for clinical tests that we perform. We also provide physician services which are reimbursed by Medicare under a physician fee schedule, which is subject to adjustment on an annual basis. In recent years, reductions in the Medicare Physician Fee Schedule for anatomic pathology services adversely impacted our business relative to the business of some of our competitors whose anatomic pathology business was not as sizable as ours. Medicaid reimbursement varies by state and is subject to administrative and billing requirements and budget pressures. The 2010 federal healthcare reform legislation includes further provisions that are designed to control utilization and payment levels.

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

2014 U.S. federal legislation, the Protecting Access to Medicare Act of 2014, is impacting the clinical laboratory testing industry. Key parts of this legislation include provisions that provide for the establishment of an advisory panel and a market-based process to rebase the clinical laboratory fee schedule, developing a new fee schedule and limiting reductions in that fee schedule. If this process does not recognize the value that clinical laboratory testing brings to the healthcare system, our business can be materially adversely impacted.

Third parties, including health plans, have taken steps to control the utilization and reimbursement of health services, including clinical testing services.

We face efforts by non-governmental third-party payers, including health plans, to reduce utilization of and reimbursement for clinical testing services. For example, in light of health care reform, there is increased market activity regarding alternative payment models, including bundled payment models. We expect continuing efforts by third-party payers, including in their rules, practices and policies, to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. ACOs and IDNs also may undertake efforts to reduce utilization of, or reimbursement for, diagnostic information services.

The healthcare industry has experienced a trend of consolidation among health insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical testing providers. These health plans, and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. In addition, some health plans have been willing to limit the PPO or POS laboratory network to only a single national laboratory to obtain improved fee-for-service pricing; we may cease to be a contracted provider to a health plan. Some health plans also are reviewing test coding, evaluating coverage decisions and considering steps such as requiring preauthorization of testing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing.

The increased consolidation among health plans also has increased pricing transparency and bargaining power and the potential adverse impact of ceasing to be a contracted provider with any such insurer. The 2010 federal healthcare reform legislation includes provisions, including ones regarding the creation of healthcare exchanges, that may encourage health insurance plans to increase exclusive contracting.

Our business could be negatively affected if we are unable to continue to improve our efficiency.

It is important that we continue to improve our efficiency to enable us to mitigate the impact on our profitability of steps taken by government payers and health insurers to control the utilization and reimbursement of healthcare services, including diagnostic information services.

Business development activities are inherently risky, and integrating our operations with businesses we acquire may be difficult.

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

These laws and regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. We may not be able to maintain, renew or secure required permits, licenses or any other regulatory approvals needed to operate our business or commercialize our services. If we fail to comply with applicable laws and regulations, or if we fail to maintain, renew or obtain necessary permits, licenses and approvals, we could suffer civil and criminal penalties, fines, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third-party claims. If any of the foregoing were to occur, our reputation could be damaged and important business relationships with third parties could be adversely affected.

We regularly receive requests for information, and occasionally subpoenas, from governmental authorities. We also are subject from time to time to qui tam claims brought by former employees or other “whistleblowers.” The federal and state governments continue to strengthen their scrutiny and enforcement efforts against perceived healthcare fraud. Legislative provisions relating to healthcare fraud and abuse provide government enforcement personnel substantially increased funding, powers, penalties and remedies to pursue suspected cases of fraud and abuse. In addition, the government has substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed for our services, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs. Regardless of merit or eventual outcome, these types of investigations and related litigation can result in:

•	diversion of management time and attention;

•	expenditure of large amounts of cash on legal fees, costs and payment of damages;

•	limitations on our ability to continue some of our operations;

•	enforcement actions, fines and penalties or the assertion of private litigation claims and damages;

•	decreased demand for our services ; and/or

•	injury to our reputation.

Although we believe that we are in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion. Moreover, even when an investigation is resolved favorably, the process may be time-consuming and the legal costs and diversion of management focus may be extensive.

Changes in applicable laws and regulations may result in existing practices becoming more restricted, or subject our existing or proposed services to additional costs, delay, modification, withdrawal or reconsideration. Such changes also could require us to modify our business objectives.

Our business could be adversely impacted by the FDA's approach to regulation.

The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the United States. A number of esoteric tests we develop internally are offered as LDTs. The FDA has claimed regulatory authority over all LDTs, but has stated that it exercised enforcement discretion with regard to most LDTs performed by high complexity CLIA-certified laboratories. The FDA has announced guidance initiatives that may impact the clinical laboratory testing business, including by increasing regulation of LDTs. These initiatives could have a significant impact on our business, including the application of medical device excise taxes to our business. The approach may hinder our ability to develop and market new services, cause an increase in the cost of our services, delay our ability to introduce new tests or hinder our ability to perform testing.

Failure to accurately bill for our services could have a material adverse effect on our business.

Billing for diagnostic information services is complex and subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups. Failure to comply with applicable laws relating to billing government healthcare programs could lead to various penalties, including: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business.

Attacks on our information technology systems, or failure in these systems, including failures resulting from our systems conversions, could disrupt our operations and cause the loss of confidential information, customers and business opportunities or otherwise adversely impact our business.

IT systems are used extensively in virtually all aspects of our business, including clinical testing, test reporting, billing, customer service, logistics and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. IT systems may be vulnerable to damage, disruptions and shutdown from a variety of sources, including telecommunications or network failures, human acts and natural disasters. Unauthorized persons may seek to obtain intellectual property and other confidential information that we house on our IT systems. Moreover, despite the security measures we have implemented, our IT systems may be subject to physical or electronic intrusions, computer viruses, unauthorized tampering and similar disruptive problems. Our information technology systems from time to time have experienced minor attacks, minor viruses, attempted intrusions or similar problems, like other major companies, but each was mitigated, and none materially disrupted, interrupted, damaged or shutdown the Company's information technology systems, materially disrupted the Company's performance of its business or, to the Company's knowledge, resulted in material unauthorized access to data.

We have taken precautionary measures to prevent or minimize vulnerabilities in our IT systems, including the loss or theft of intellectual property and other confidential information that we house on our systems. In addition, we continue to strengthen precautionary measures to reduce the risk of, and to detect, future cyber threats. However, cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our customers, compromise intellectual property or confidential information or otherwise adversely impact our business. There can be no assurances that our precautionary measures will prevent or successfully defend against cyber threats that could have a significant impact on our business.

We are planning to implement common laboratory information and billing systems, which will promote standardized processes. We expect that this effort will take several years to complete and may result in temporary disruptions in service.

Failure to develop, or acquire licenses for, new tests, technology and services could negatively impact our testing volume and revenues.

The clinical testing industry is faced with changing technology and new product introductions. Other companies or individuals, including our competitors, may obtain patents or other property rights that would prevent, limit or interfere with our ability to develop, perform or sell our solutions or operate our business or increase our costs. In addition, they could introduce new tests, technologies or services that may result in a decrease in the demand for our services or cause us to reduce the prices of our services. Our success in continuing to introduce new solutions, technology and services will depend, in part, on our ability to license new and improved technologies on favorable terms. We may be unable to develop or introduce new solutions or services. We also may be unable to continue to negotiate acceptable licensing arrangements, and arrangements that we do conclude may not yield commercially successful clinical tests. If we are unable to license these testing methods at competitive rates, our research and development costs may increase as a result. In addition, if we are unable to develop and introduce, or license, new solutions, technology and services to expand our esoteric testing business, our services may become outdated when compared with our competition.

We may be unable to obtain, maintain or enforce our intellectual property rights and may be subject to intellectual property litigation that could adversely impact our business.

We may be unable to obtain or maintain adequate patent or other proprietary rights for our solutions or services or to successfully enforce our proprietary rights. In addition, we may be subject to intellectual property litigation and we may be found to infringe on the proprietary rights of others, which could force us to do one or more of the following:

•	cease developing, performing or selling solutions or services that incorporate the challenged intellectual property;

•	obtain and pay for licenses from the holder of the infringed intellectual property right;

•	redesign or reengineer our tests;

•	change our business processes; or

•	pay substantial damages, court costs and attorneys' fees, including potentially increased damages for any infringement held to be willful.

The development of new, more cost-effective solutions that can be performed by our customers or by patients, and the continued internalization of testing by hospitals or physicians, could negatively impact our testing volume and revenues.

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

Some traditional customers for anatomic pathology services, including specialty physicians that generate biopsies through surgical procedures, such as dermatologists, gastroenterologists, urologists and oncologists, have added in-office histology labs or have retained pathologists to read cases on site. Hospitals also are internalizing clinical laboratory testing, including some esoteric testing. Internalization of testing may reduce demand for services previously referred to outside service providers, such as the Company.

Our outstanding debt may impair our financial and operating flexibility.

As of December 31, 2014, we had approximately $3.8 billion of debt outstanding. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available. Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. We have obtained ratings on our debt from Standard and Poor's, Moody's Investor Services and Fitch Ratings. There can be no assurance that any rating so assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if in that rating agency's judgment future circumstances relating to the basis of the rating, such as adverse changes in our Company or our industry, so warrant. If such ratings are lowered, our borrowing costs could increase. Changes in our credit ratings, however, do not require repayment or acceleration of any of our debt.

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

Our people are a critical resource. The supply of qualified personnel may be limited and competition for qualified employees is strong. We may lose, or fail to attract and retain, key management personnel, or qualified skilled technical or professional employees (e.g., pathologists) at our clinical laboratories or research centers.

Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our diagnostic information services could adversely affect the results of our operations and adversely impact our reputation.

The provision of diagnostic information services involves certain inherent risks. The services that we provide are intended to provide information for healthcare providers in providing patient care. Therefore, users of our services may have a greater sensitivity to errors than the users of services or products that are intended for other purposes.

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

Although we conduct most of our business in the United States, our international operations increase our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include without limitation:

•	changes in the local economic environment;

•	political instability;

•	social changes;

•	intellectual property legal protections and remedies;

•	trade regulations;

•	procedures and actions affecting approval, production, pricing, reimbursement and marketing of services;

•	exchange controls;

•	attracting and retaining qualified employees;

•	local market practices;

•	export and import controls;

•	weak legal systems which may affect our ability to enforce contractual rights;

•	changes in local laws or regulations; and

•	potentially longer payment and collection cycles.

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

CMS has adopted a new coding set for diagnosis, commonly known as ICD-10, which significantly expands the coding set for diagnoses. The new coding set is currently required to be implemented by October 1, 2015. We must adequately implement the new coding set. In addition, physicians may fail to provide appropriate codes for desired tests; historically, delays in billing have resulted in increased costs and decreased collection of payment.

Our business could be adversely impacted by adoption of new coding for tests.

The American Medical Association CPT® Editorial Panel is continuing its process of establishing billing codes to replace codes that describe procedures used in performing molecular testing and toxicology testing. The adoption of these codes will allow payers to better determine tests being performed. This has led, and could continue to lead, to limited coverage decisions, payment denials or new procedures or conditions for payment. Health plans, Medicare contractors and Medicaid programs continue to consider or implement the new codes and issue coverage and payment decisions. Payment levels for many new codes remain largely unresolved and health care providers continue to address implementation of the new codes.

Adverse results in material litigation could have an adverse financial impact and an adverse impact on our client base and reputation.

We are involved in various legal proceedings arising in the ordinary course of business including, among other things, disputes as to intellectual property, professional liability and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers. Some of the proceedings against us involve claims that are substantial in amount and could divert management's attention from operations. The proceedings also may result in substantial monetary damages.

Our operations may be adversely impacted by the effect of trends in the U.S. healthcare system, including healthcare utilization and increased patient financial responsibility for services.

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

In the current environment, patients are encouraged to take increased interest in and responsibility for, and often are bearing increased financial responsibility for, their healthcare. Our operations also may be adversely impacted by the recent trend to increased patient responsibility for payment for healthcare services, including diagnostic information services.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this document. The following important factors could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements:

(a)	Heightened competition from commercial clinical testing companies, hospitals, physicians and others.

(b)	Increased pricing pressure from customers and payers.

(c)	A decline in economic conditions.

(d)	Impact of changes in payer mix, including any shift from fee-for-service to discounted or capitated fee arrangements.

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

(r)	Regulatory delay or inability to commercialize newly developed or licensed tests or technologies or to obtain appropriate reimbursements for such tests.

(s)	Inability to properly bill for our services or to obtain appropriate payments for services that we do bill.

(t)	Changes in interest rates and changes in our credit ratings from Standard & Poor's, Moody's Investor Services or Fitch Ratings causing an unfavorable impact on our cost of and access to capital.

(u)	Inability to hire and retain qualified personnel or the loss of the services of one or more of our key senior management personnel.

(v)
Terrorist and other criminal activities, hurricanes, earthquakes or other natural disasters, and health pandemics, which could affect our customers, transportation or systems, or our facilities, and for which insurance may not adequately reimburse us.

(w)	Difficulties and uncertainties in the discovery, development, regulatory environment and/or marketing of new services or solutions or new uses of existing tests.

(x)	Failure to adapt to changes in the healthcare system and healthcare delivery, including those stemming from the 2010 federal healthcare reform legislation.

(y)	Results and consequences of governmental inquiries.
(z) Trends in utilization of the healthcare system.
(aa) Increased patient financial responsibility for services.
(bb) Difficulty in implementing, or lack of success with, our new strategic plan.

(cc)	Inability to adapt to diverse and dynamic non-U.S. markets.
(dd) The impact of informatics on our industry and the ability of our Company to adapt to that impact.

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

Location	Leased or Owned
Sacramento, California (laboratory)	Leased
West Hills, California (laboratory)	Leased
San Juan Capistrano, California (laboratory)	Owned
Tampa, Florida (laboratory)	Owned
Atlanta, Georgia (laboratory)	Owned
Chicago, Illinois (2) (laboratories)	One owned, one leased
Marlborough, Massachusetts (laboratories)	Leased
Baltimore, Maryland (laboratory)	Owned
Teterboro, New Jersey (laboratory)	Owned
Philadelphia, Pennsylvania (laboratory)	Leased
Norristown, Pennsylvania (offices)	Leased
Dallas, Texas (laboratory)	Leased
Chantilly, Virginia (laboratory)	Leased
Lenexa, Kansas (laboratory)	Owned
Greensboro, North Carolina (laboratory)	Leased

Item 3. Legal Proceedings

See Note 17 to the Consolidated Financial Statements (Part II, Item 8 of this Report) for information regarding legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the symbol “DGX.” As of February 1, 2015, we had approximately 3,200 record holders of our common stock; we believe that the number of beneficial holders of our common stock exceeds the number of record holders. The following table sets forth, for the periods indicated, the high and low sales price per share as reported on the New York Stock Exchange Consolidated Tape and dividend information.

	Common Stock Market Price		Dividends Declared
	High	Low
2013
First Quarter	$61.95	$55.16	$0.30
Second Quarter	63.40	55.26	0.30
Third Quarter	62.82	56.81	0.30
Fourth Quarter	64.10	52.50	0.30

2014
First Quarter	$60.50	$50.46	$0.33
Second Quarter	62.42	54.90	0.33
Third Quarter	64.38	58.56	0.33
Fourth Quarter	68.51	56.27	0.33

We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth. We currently expect that comparable cash dividends will continue to be paid in the future and we believe that the dividend can grow over time.

In January 2015, we declared a common stock dividend of $0.38 per common share, payable in April 2015.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of 2014.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2014 – October 31, 2014
Share Repurchase Program (A)	—	$—	—	$746,023
Employee Transactions (B)	1,266	$59.74	N/A	N/A
November 1, 2014 – November 30, 2014
Share Repurchase Program (A)	210,949	$63.62	210,949	$732,601
Employee Transactions (B)	698	$63.62	N/A	N/A
December 1, 2014 – December 31, 2014
Share Repurchase Program (A)	564,948	$64.75	564,948	$696,023
Employee Transactions (B)	3,725	$64.35	N/A	N/A
Total
Share Repurchase Program (A)	775,897	$64.44	775,897	$696,023
Employee Transactions (B)	5,689	$63.23	N/A	N/A

(A)
Since the share repurchase program's inception in May 2003, our Board of Directors has authorized $6.5 billion of share repurchases of our common stock through December 31, 2014. The share repurchase authority has no set expiration or termination date.

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

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on Quest Diagnostics' common stock since December 31, 2009 based on the market price of the Company's common stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the Standard & Poor's 500 Stock Index and the S&P 500 Healthcare Equipment & Services Index.

	Closing DGX Price	Total Shareholder Return			Performance Graph Values
Date		DGX	S&P 500	S&P 500 H.C.	DGX	S&P 500	S&P 500 H.C.
12/31/2010	$53.97	(9.93)%	15.06%	4.31%	$90.07	$115.06	$104.31
12/31/2011	$58.06	8.33%	2.11%	7.21%	$97.57	$117.49	$111.83
12/30/2012	$58.27	1.49%	16.00%	15.02%	$99.03	$136.30	$128.63
12/31/2013	$53.54	(6.24)%	32.39%	35.05%	$92.84	$180.44	$173.71
12/31/2014	$67.06	28.06%	13.69%	25.34%	$118.89	$205.14	$217.72

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

Management's Report on Internal Control Over Financial Reporting

See page 64.

Changes in Internal Control

During the fourth quarter of 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding the Company's executive officers is contained in Part I, Item 1 of this Report under “Executive Officers of the Company.” Information regarding the directors and executive officers of the Company appearing in our Proxy Statement to be filed by April 30, 2015 (“Proxy Statement”) under the captions “Proposal No. 1 - Election of Directors,” “Information about our Corporate Governance - Director Independence,” “Information about our Corporate Governance - Board Committees,” and “Information about our Corporate Governance - Audit and Finance Committee” and "Additional Information Regarding Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference herein.

Item 11. Executive Compensation

Information appearing in our Proxy Statement under the captions “2014 Director Compensation Table,” “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Report of the Compensation Committee” is incorporated by reference herein.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report.

1.	Index to financial statements and supplementary data filed as part of this Report.

2.	Financial Statement Schedule.

Item	Page
Schedule II - Valuation Accounts and Reserves	F- 47

3.	Exhibits

An exhibit index has been filed as part of this Report beginning on page E-1 and is incorporated herein by reference.

(b)	Exhibits filed as part of this Report.

An exhibit index has been filed as part of this Report beginning on page E-1 and is incorporated herein by reference.

(c)	None.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2015.

Signature	Capacity
/s/Stephen H. Rusckowski Stephen H. Rusckowski	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/Mark J. Guinan Mark J. Guinan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/Thomas F. Bongiorno Thomas F. Bongiorno	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/John C. Baldwin, M.D. John C. Baldwin, M.D.	Director

/s/Jenne K. Britell, Ph.D. Jenne K. Britell, Ph.D.	Director

/s/Vicky B. Gregg Vicky B. Gregg	Director

/s/Jeffry M. Leiden, M.D., Ph. D. Jeffrey M. Leiden, M.D., Ph. D.	Director

/s/Timothy L. Main Timothy L. Main	Director

/s/Gary M. Pfeiffer Gary M. Pfeiffer	Director

/s/Timothy M. Ring Timothy M. Ring	Director

/s/Daniel C. Stanzione, Ph.D. Daniel C. Stanzione, Ph.D.	Chairman of the Board

/s/Gail R. Wilensky, Ph.D. Gail R. Wilensky, Ph.D.	Director

/s/John B. Ziegler John B. Ziegler	Director

SELECTED HISTORICAL FINANCIAL DATA OF OUR COMPANY

The following table summarizes selected historical financial data of our Company and our subsidiaries at the dates and for each of the periods presented. We derived the selected historical financial data for the years 2010 through 2014 from the audited consolidated financial statements of our Company. During the fourth quarter of 2012, we sold our OralDNA salivary diagnostics business, and committed to a plan to sell our HemoCue diagnostic products business. The sale of HemoCue was completed in April 2013. During the third quarter of 2006, we completed the wind down of NID, a test kit manufacturing subsidiary. As a result, the operations for HemoCue, OralDNA and NID have been classified as discontinued operations. At December 31, 2012, the assets and liabilities of HemoCue were reported as held for sale. The selected historical financial data presented below has been recast to report the results of HemoCue and OralDNA as discontinued operations for all periods presented. The selected historical financial data is only a summary and should be read together with the audited consolidated financial statements and related notes of our Company and management's discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in millions, except per share data)
Operations Data:	(a) (b)	(c) (d)	(e) (f)	(g) (h)	(i)
Net revenues	$7,435	$7,146	$7,383	$7,392	$7,260
Operating income	983	1,475	1,201	987	1,284

Income from continuing operations	587	848	666	494	745
Income (loss) from discontinued operations, net of taxes	5	35	(74)	12	12
Net income	592	883	592	506	757
Less: Net income attributable to noncontrolling interests	36	34	36	35	36
Net income attributable to Quest Diagnostics	$556	$849	$556	$471	$721

Amounts attributable to Quest Diagnostics' stockholders:
Income from continuing operations	$551	$814	$630	$459	$709
Income (loss) from discontinued operations, net of taxes	5	35	(74)	12	12
Net income	$556	$849	$556	$471	$721

Earnings per share attributable to Quest Diagnostics' common stockholders - basic:
Income from continuing operations	$3.80	$5.35	$3.96	$2.88	$4.01
Income (loss) from discontinued operations	0.03	0.23	(0.47)	0.07	0.07
Net income	$3.83	$5.58	$3.49	$2.95	$4.08

Earnings per share attributable to Quest Diagnostics' common stockholders - diluted:
Income from continuing operations	$3.78	$5.31	$3.92	$2.85	$3.98
Income (loss) from discontinued operations	0.03	0.23	(0.46)	0.07	0.07
Net income	$3.81	$5.54	$3.46	$2.92	$4.05

Dividends per common share	$1.32	$1.20	$0.81	$0.47	$0.40

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in millions)
Balance Sheet Data (at end of year):	(a) (b)	(c) (d)	(e) (f)	(g) (h)	(i)
Cash and cash equivalents	$192	$187	$296	$165	$449
Total assets	9,877	8,948	9,284	9,313	8,527
Long-term debt	3,244	3,120	3,354	3,371	2,641
Total debt	3,762	3,332	3,364	4,025	2,990

Other Data:
Net cash provided by operating activities	$938	$652	$1,187	$895	$1,118
Net cash (used in) provided by investing activities	(1,025)	328	(217)	(1,243)	(217)
Net cash provided by (used in) financing activities	92	(1,106)	(822)	64	(986)
Capital expenditures	308	231	182	161	205
Purchases of treasury stock	132	1,037	200	935	750

(a)
On March 7, 2014, we completed the acquisition of Solstas Lab Partners Group ("Solstas). On April 18, 2014, we completed the acquisition of Summit Health, Inc. ("Summit Health"). On April 16, 2014, we completed the acquisition of the outreach laboratory service operations of Steward Healthcare, LLC ("Steward"). Consolidated operating results for 2014 include the results of operations of Solstas, Summit Health and Steward subsequent to the closing of the applicable acquisition. See Note 5 to the consolidated financial statements.

(b)
Operating income includes pre-tax charges $121 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business. In addition, operating income includes pre-tax charges of $24 million principally associated with costs related to legal matters, partially offset by a pre-tax gain of $9 million associated with a decrease in the fair value of the contingent consideration accrual associated with our Summit Health acquisition.

Income from continuing operations includes discrete income tax benefits of $44 million associated with the favorable resolution of certain tax contingencies.

(c)
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

(d)
Operating income includes pre-tax charges of $115 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business. In addition, operating income includes a pre-tax gain on sale of royalty rights of $474 million and a pre-tax loss of $40 million associated with the sale of the Enterix. For further details regarding the sale of royalty rights and Enterix, see Note 6 to the consolidated financial statements.

Income (loss) from discontinued operations, net of taxes includes a gain of $14 million (including foreign currency translation adjustments, partially offset by income tax expense and transaction costs) associated with the sale of HemoCue. In addition, income (loss) from discontinued operations, net of taxes includes discrete tax benefits of $20 million associated with favorable resolution of certain tax contingencies related to our NID business. See Note 18 to the consolidated financial statements.

Net cash provided by operating activities includes income tax payments of $175 million associated with the sale of royalty rights. In addition, it includes approximately $70 million of income tax payments which were deferred from the fourth quarter of 2012 under a program offered to companies whose principal place of business was in states most affected by Hurricane Sandy.

Net cash provided by investing activities includes proceeds from the sale of the ibrutinib royalty rights of $474 million, net of transaction costs, as well as proceeds from the sales of HemoCue and Enterix of $296 million.

(e)
On January 6, 2012, we completed the acquisition of S.E.D. Medical Laboratories ("S.E.D.") from Lovelace Health System. Consolidated operating results for 2012 include the results of operations of S.E.D. subsequent to the closing of the acquisition. See Note 5 to the consolidated financial statements.

(f)
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

Income (loss) from discontinued operations, net of taxes includes charges for the asset impairment associated with HemoCue and the loss on sale associated with OralDNA totaling $86 million. Discontinued operations also includes a $8 million income tax expense related to the re-valuation of deferred tax assets associated with HemoCue and a $4 million income tax benefit related to the remeasurement of deferred taxes associated with HemoCue as a result of an enacted income tax rate change in Sweden. In February 2013, we entered into an agreement to sell HemoCue. The sale of HemoCue was completed in April 2013. See Note 18 to the consolidated financial statements for further details.

Net cash provided by operating activities includes receipts of $72 million from the termination of certain interest rate swap agreements and the deferral of approximately $70 million of income tax payments into the first quarter of 2013, which was offered to companies whose principal place of business was in states most affected by Hurricane Sandy.

(g)
On April 4, 2011, we completed the acquisition of Athena Diagnostics (“Athena”). On May 17, 2011, we completed the acquisition of Celera Corporation (“Celera”). Consolidated operating results for 2011 include the results of operations of Athena and Celera subsequent to the closing of the applicable acquisition.

(h)
Operating income includes a pre-tax charge to earnings in the first quarter of 2011 of $236 million which represented the cost to resolve a previously disclosed civil lawsuit brought by a California competitor in which the State of California intervened (the “California Lawsuit”). Also includes $52 million of pre-tax charges incurred in conjunction with further restructuring and integrating our business, consisting of $42 million of pre-tax charges principally associated with workforce reductions, with the remainder principally professional fees. Results for 2011 also include $17 million of pre-tax transaction costs, primarily related to professional fees, associated with the acquisitions of Athena and Celera. In addition, operating income includes pre-tax charges of $6 million, principally representing severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of our prior CEO. In addition, we estimate that the impact of severe weather during the first quarter of 2011 adversely affected operating income for 2011 by $19 million.

Income from continuing operations includes $3 million of pre-tax financing related transaction costs associated with the acquisition of Celera, a $3 million pre-tax gain associated with the sale of an investment, and $18 million of discrete income tax benefits, primarily associated with certain state tax planning initiatives and the favorable resolution of certain tax contingencies.

Net cash provided by operating activities includes payments associated with the settlement of the California Lawsuit, restructuring and integration costs, and transaction costs associated with the acquisitions of Athena and Celera totaling $320 million, or $202 million net of an associated reduction in estimated tax payments.

(i)
Operating income includes $27 million of costs principally associated with workforce reductions and $10 million of costs associated with the settlement of employment litigation. In addition, we estimate that the impact of severe weather during the first quarter of 2010 adversely affected operating income for 2010 by $14 million.

Income from continuing operations includes discrete income tax benefits of $22 million, primarily associated with favorable resolutions of certain tax contingencies.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Company

Diagnostic Information Services

Quest Diagnostics is the world's leading provider of Diagnostic Information Services ("DIS") providing insights through clinical testing and related services that empower and enable patients, physicians, hospitals, accountable care organizations ("ACOs"), integrated delivery networks ("IDNs,") health plans, employers and others to make better healthcare decisions. Our DIS business makes up over 90% of our consolidated net revenues. We offer the broadest access in the United States to DIS through our nationwide network of laboratories, Company-owned patient service centers and phlebotomists in physician offices. We are the leading provider of clinical testing including routine testing, gene-based and esoteric testing, anatomic pathology services, and drugs-of-abuse testing, as well as related services and insights. We provide interpretive consultation throughout our organization, with one of the largest medical and scientific staffs in the industry and hundreds of M.D.s and Ph.D.s, many of whom are recognized leaders in their fields.

The clinical testing that we perform is an essential element in the delivery of healthcare services. Physicians use clinical testing to assist in detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions.
The U.S. clinical testing industry consists of two segments. One segment, which we believe makes up approximately 40% of the total industry, includes hospital inpatient and outpatient testing. The second segment, which we believe makes up approximately 60% of the total industry, includes testing of persons who are not hospital patients, including testing done in commercial clinical laboratories, physician-office laboratories and other locations, as well as hospital outreach testing. Within the second segment, we believe that hospital outreach has been increasing share in the last few years. We believe that hospital-affiliated laboratories account for approximately 60% of the total industry, commercial clinical laboratories approximately one-third and physician-office laboratories and other locations account for the balance.

The clinical testing industry is subject to seasonal fluctuations in operating results and cash flows. Typically, testing volume declines during vacation and major holiday periods, reducing net revenues and operating cash flows below annual averages. Testing volume is also subject to declines due to severe weather or other events, which can deter patients from having testing performed and which can vary in duration and severity from year to year. Additionally, orders for clinical testing generated from physician offices, hospitals and employers can be affected by factors such as changes in the United States economy and regulatory environment, which affect the number of unemployed and uninsured, and design changes in healthcare plans, which affect the number of physician office and hospital visits.

Diagnostic Solutions

Our Diagnostic Solutions ("DS") business, which represents the balance of our revenues, is comprised of our risk assessment services, clinical trials testing, diagnostic products and healthcare information technology businesses. Through our DS businesses, we offer a variety of solutions for life insurers, healthcare providers and others. We are the leading provider of risk assessment services for the life insurance industry. We also are a leading provider of central laboratory testing for clinical trials. In addition, we offer healthcare organizations and clinicians robust information technology solutions and diagnostic products.

2014 Highlights

Our 2014 performance benefited from the acquisitions of Solstas Lab Partners Group ("Solstas"), Summit Health, Inc. ("Summit Health") and the laboratory outreach services business of Steward Health Care Systems, LLC ("Steward"); cost savings associated with our Invigorate program; and a more stable business environment. Our total net revenues of $7.4 billion were 4.0% above the prior year. DIS revenues of $6.9 billion were 4.3% above the prior year. DIS volume increased 6.3% as compared to the prior year period, with acquisitions contributing approximately 7% to our overall DIS volume. Organic volume decreased approximately 1% primarily due to the harsh winter and our decision to not renew certain business due to strategic reasons during the year. DIS revenue per requisition for the year ended December 31, 2014 decreased 1.8% from the prior year. Our recent acquisitions reduced revenue per requisition by approximately 1% during the year. DS revenues increased by 0.5% as compared to the prior year. Income from continuing operations attributable to Quest Diagnostics' stockholders was $551 million, or $3.78 per diluted share, for the year ended December 31, 2014 and benefited from a discrete tax benefit of $44 million, or $0.30 per diluted share, associated with the favorable resolution of certain tax contingencies. Income from continuing operations attributable to Quest Diagnostics' stockholders was $814 million, or $5.31 per diluted share, for the year ended December 31, 2013 and benefited from the after-tax gain of $298 million, or $1.95 per diluted share, related to the sale of future royalty rights of ibrutinib ("Ibrutinib Sale"), which was partially offset by the after-tax loss of $25 million, or $0.17 per diluted share, associated with the sale of Enterix.

Five-point Strategy

We made good progress on the execution of our five-point strategy during 2014 as follows:

•	We grew revenues in 2014 as compared to 2013 primarily due to the acquisitions of Solstas, Summit Health and Steward.

•
Our cost excellence program, Invigorate, delivered run-rate savings of more than $700 million; and in November 2014, we announced our goal to deliver an additional $600 million in run-rate savings as we exit 2017. We now expect run-rate savings of $1.3 billion as we exit 2017, compared to 2011.

•
We opened our clinical testing laboratory in Marlborough, Massachusetts, which will use advanced automation technology to improve the quality and efficiency of clinical testing for the New England market.

•
On January 29, 2015, we announced that our Board of Directors authorized a 15% increase in our quarterly dividend from $0.33 per share to $0.38 per share, or $1.52 annually, commencing with the dividend payable in April 2015.

•	We repurchased approximately $132 million of our common stock as part of our stock repurchase program.

For additional information on our five-point strategy, see Item 1: "Our Strategy and Strengths."

Invigorate Program

The clinical testing industry is labor intensive. Employee compensation and benefits constitute approximately one-half of our total costs and expenses. In addition, performing clinical testing involves significant fixed costs for facilities and other infrastructure required to obtain, transport and test specimens. Therefore, relatively small changes in volume can have a significant impact on profitability in the short-term.

We are engaged in a multi-year program called Invigorate. Invigorate has consisted of several flagship programs, with structured plans in each, to drive savings and improve performance across the customer value chain. These flagship programs include: organization excellence; information technology excellence; procurement excellence; service excellence; lab excellence; and billing excellence. From 2012 through 2014, the Invigorate program was intended to partially offset reimbursement pressures and labor and benefit cost increases; free up additional resources to invest in science, innovation and other growth initiatives; and enable us to improve service quality and operating profitability. As a result of our Invigorate program, we delivered more than $700 million in run-rate savings versus 2011 as we exit 2014.

In connection with our Invigorate program, we launched multiple management restructuring initiatives to eliminate multiple layers from the organization, migrate certain aspects of our support functions to an outsourcing model and optimize the use of our facilities and infrastructure. Through December 31, 2014, the cumulative charge recorded in connection with the Invigorate program is approximately $266 million, including approximately $178 million of cumulative pre-tax employee separation costs and other restructuring related costs.

In November 2014, we announced our goal to deliver an additional $600 million in run-rate savings as we exit 2017. We now expect run-rate savings of $1.3 billion as we exit 2017, compared to 2011. In addition to flagship program opportunities, we identified new key opportunities to change how we operate, in order to meet this goal. These new key opportunities include: standardizing our processes, information technology systems, equipment and data; enhancing electronic enabling services; and enhancing reimbursement for work we perform. We believe that our efforts to standardize our information technology systems, equipment and data also will foster our efforts to restore growth, supporting the value creation initiatives of our clinical franchises by enhancing our operational flexibility, empowering and enhancing the customer experience, facilitating the delivery of actionable insights and bolstering our large data platform.

In January 2015, we adopted a course of action related to this multi-year program. We developed a high-level estimate of the pre-tax charges expected to be incurred in connection with the course of action for the program: $300 million. Except as set forth in the next paragraph, we have not yet developed an estimate of the total amount, or range of amounts:

•	by major cost type, of the pre-tax charges expected to be incurred in connection with the course of action; or

•	of the pre-tax charges that will result in future cash expenditures.

In addition to the high-level estimate set forth in the preceding paragraph, we have developed high-level estimates of the pre-tax charges expected to be incurred in connection with the course of action for 2015 totaling $95 million to $115 million consisting of: $25 million to $30 million of employee separation costs; $10 million to $15 million of facility-related costs and asset impairment charges; and $60 million to $70 million of systems conversion and integration costs. As detailed plans to implement the course of action are approved and executed, it will result in charges to earnings. Principally all of the total estimated pre-tax charges expected to be incurred in 2015 are anticipated to result in cash expenditures. The actual charges incurred in connection with the course of action in 2015 could be materially different from these estimates.

For additional information on the restructuring costs related to the Invigorate program, see Note 4 to the consolidated financial statements.

Outlook and Trends

The healthcare system in the United States is evolving; significant change is taking place in the system. We expect that the evolution of the healthcare industry will continue, and that industry change is likely to be extensive. There are a number of key trends that are having, and that we expect will continue to have, a significant impact on the diagnostic information services business in the United States and on our business. These trends present both opportunities and risks. However, because diagnostic information services is an essential healthcare service and because of the key trends discussed below, we believe that the industry will continue to grow over the long term and that we are well positioned to benefit from the long-term growth expected in the industry.

There is a strong focus in the United States on controlling the overall cost of healthcare. Healthcare market participants, including governments, are focusing on controlling costs, including potentially by changing reimbursement for healthcare services through means including but not limited to a shift from fee for service to capitation and changes in healthcare benefit designs (e.g., changing medical coverage policies or shifting greater cost burden to patients). To the extent that health plans and programs require greater levels of patient cost-sharing, this could negatively impact patient collection and adversely impact our bad debt expense. As previously mentioned, there could be a shift to capitation arrangements where we agree to a predetermined monthly reimbursement rate for each member enrolled in a restricted plan, generally regardless of the number or cost of services provided by us. In 2014 and 2013, we derived approximately 11% and 12%, respectively, of our testing volume and 3% and 4%, respectively, of our DIS net revenues from capitated payment arrangements.

Part B of the Medicare program contains fee schedule payment methodologies for clinical testing services performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. Historically, the Medicare Clinical Laboratory Fee Schedule and the Medicare Physician Fee Schedule established under that program have been subject to change, including each year. For 2015, each schedule is changing and reimbursement under each schedule will be different in 2015 than 2014 levels. In 2014, approximately 12% of our consolidated revenues were reimbursed by Medicare under the Clinical Laboratory Fee Schedule and approximately 2% were reimbursed by Medicare under the Physician Fee Schedule.

The trend of consolidation among physicians, hospitals, employers, healthcare insurers and other intermediaries has continued, resulting in fewer but larger customers and payers with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories.

The 2014 business environment was more stable as compared to the prior year and we expect to see an improving business environment in 2015. We expect that reimbursement pressure will be moderate from 2015 to 2017. For instance, we expect to see less government pressure on the Clinical Lab Fee Schedule in 2015 than we experienced over the past two years. As a result, we expect reimbursement pressure in 2015 to be consistent with 2014. Federal healthcare reform legislation adopted in 2010 contained provisions eliminating patient cost-sharing for preventive services, and additional provisions that we believe have increased the number of patients that have health insurance, including through Medicaid programs, and thus better access to clinical testing which we expect will result in a net positive impact on our industry over the long term.

For additional information on our key trends, see Item 1: "The United States Clinical Testing Industry."

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

Revenues and accounts receivable associated with DIS

The process for estimating the ultimate collection of receivables associated with our DIS business involves significant assumptions and judgments. We primarily recognize revenue for services rendered upon completion of the testing process. Billings for services reimbursed by third-party payers, including Medicare and Medicaid, are generally recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the allowances, based on actual receipts from the third-party payers, are recorded upon settlement as an adjustment to net revenues. We have a standardized approach to estimate and review the collectibility of our receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to revenues and allowances for doubtful accounts. Changes to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. Less than 5% of our net accounts receivable as of December 31, 2014 were outstanding more than 150 days.

We believe that the majority of our bad debt expense is primarily the result of the failure of patients to pay the portion of the receivable that is their responsibility; the remainder is primarily the result of missing or incorrect billing information on requisitions. In addition, we regularly assess the state of our billing operations in order to identify issues, which may impact the collectibility of receivables or allowance estimates. We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we continue to implement “best practices” and increase the use of electronic ordering to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. We believe that our collection and allowance estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material adjustments to reserve estimates.

The following table shows current estimates of the percentage of our total volume of requisitions and net revenues associated with our DIS business during 2014 applicable to each payer group:

	% of	% of
	DIS	DIS
	Volume	Revenues
Healthcare Insurers	44% - 48%	48% - 52%
Government Payers	14% - 18%	17% - 21%
Client Payers	34% - 38%	26% - 30%
Patients	1% - 5%	1% - 5%

Healthcare insurers

Reimbursements from healthcare insurers (including patient revenues associated with coinsurance and deductible responsibilities) are based on negotiated fee-for-service schedules and on capitated payment rates.

Receivables due from healthcare insurers represent approximately 23% of our DIS net accounts receivable as of December 31, 2014. Substantially all of the accounts receivable due from healthcare insurers represent amounts billed under negotiated fee-for-service arrangements. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Collection of such receivables is normally a function of providing complete and correct billing information to the healthcare insurers within the various filing deadlines. For healthcare insurers, collection typically occurs within 30 to 60 days of billing. Provided we have billed healthcare plans accurately with complete information prior to the established filing deadline, there has historically been little to no collection risk. If there has been a delay in billing, we determine if the amounts in question will likely go past the filing deadline, and if so, we will reserve accordingly for the billing.

Approximately 3% of our DIS net revenues for the year ended December 31, 2014 are reimbursed under capitated payment arrangements, in which case the healthcare insurers typically reimburse us in the same month services are performed, essentially giving rise to no outstanding accounts receivable at month-end. If any capitated payments are not received on a timely basis, we determine the cause and make a separate determination as to whether or not the collection of the amount from the healthcare insurer is at risk and, if so, would reserve accordingly.

Government payers

Payments for diagnostic information services made by the government are based on fee schedules set by governmental authorities. Receivables due from government payers under the Medicare and Medicaid programs represent approximately 16% of our DIS net accounts receivable as of December 31, 2014. Collection of such receivables is normally a function of providing the complete and correct billing information within the various filing deadlines. Collection typically occurs within 30 days of billing. Our processes for billing, collecting and estimating uncollectible amounts for receivables due from government payers, as well as the risk of non-collection, are similar to those noted above for healthcare insurers under negotiated fee-for-service arrangements.

Client payers

Client payers include physicians, hospitals, ACOs, IDNs, employers, other commercial laboratories and institutions for which services are performed on a wholesale basis, and are billed based on a negotiated fee schedule. Receivables due from client payers represent approximately 42% of our DIS net accounts receivable as of December 31, 2014. Credit risk and ability to pay are more of a consideration for these payers than healthcare insurers and government payers. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increase. Our approach also considers specific account reviews, historical collection experience and other factors.

Patients

Patients are billed based on established patient fee schedules, subject to any limitations on fees negotiated with healthcare insurers or physicians on behalf of their patients. Receivables due from patients (including coinsurance and deductible responsibilities) represent approximately 19% of our DIS net accounts receivable as of December 31, 2014. Collection of receivables due from patients is subject to credit risk and ability of the patients to pay. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Patient receivables are generally fully reserved for when the related billing reaches 210 days outstanding. Balances are automatically written off when they are sent to collection agencies. Reserves are adjusted for estimated recoveries of amounts sent to collection agencies based on historical collection experience, which is regularly monitored.

Reserves for general and professional liability claims

As a general matter, providers of diagnostic information services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on our client base and reputation. We maintain various liability insurance coverages for claims that could result from providing, or failing to provide, diagnostic information services, including inaccurate testing results, and other exposures. Our insurance coverage limits our maximum exposure on individual claims; however, we are essentially self-insured for a significant portion of these claims. While the basis for claims reserves is actuarially determined losses based upon our historical and projected loss experience, the process of analyzing, assessing and establishing reserve estimates relative to these types of claims involves a high degree of judgment. Although we believe that our present reserves and insurance coverage are sufficient to cover currently estimated exposures, it is possible that we may incur liabilities in excess of our recorded reserves or insurance coverage. Changes in the facts and circumstances associated with claims could have a material impact on our results of operations (principally costs of services), cash flows and financial condition in the period that reserve estimates are adjusted or paid.

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

The process of analyzing, assessing and establishing reserve estimates relative to legal proceedings involves a high degree of judgment. Management has established reserves for legal proceedings in accordance with generally accepted accounting principles. Changes in facts and circumstances related to such proceedings could lead to significant adjustments to reserve estimates for such matters and could have a material impact on our results of operations, cash flows and financial condition in the period that reserve estimates are adjusted or paid.

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

The quantitative impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. We calculate the fair value of each reporting unit using a discounted cash flows analysis that converts future cash flow amounts into a single discounted present value amount. This approach includes several unobservable inputs related to our own assumptions. The assumptions and estimates used in the discounted cash flows model are based upon the best available information in the circumstances and include a forecast of expected future cash flows, long-term growth rates, discount rates that are commensurate with economic risks, assumed income tax rates and estimates of capital expenditures and working capital. The fair values of the reporting units could be different if, for example, forecasted revenue growth rates, economic conditions, government regulations or actions by payers to control utilization of or reimbursement for health care services, turn out to be different than our assumptions or estimates. Changes in the assumed discount rates due to changes in interest rates could also affect the estimated fair values of the reporting units. We use a discount rate that considers a weighted average cost of capital plus an appropriate risk premium based upon the reporting unit being valued. Our analysis also considers publicly available information regarding the market capitalization of our Company, as well as (i) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (ii) comparable sales prices, if available. We believe our estimation methods are reasonable and reflect common valuation practices.

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

For the fiscal years ended December 31, 2014 and 2013, we performed step one of the goodwill impairment test for all of our reporting units. Based upon our most recent annual impairment tests completed during the fourth quarter of the fiscal years ended December 31, 2014 and 2013, we concluded that goodwill was not impaired.

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

We currently estimate the fair value of stock option awards on the date of grant using a lattice-based option-valuation model which requires management to make certain assumptions regarding: (i) the expected volatility in the market price of the Company's common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). The expected volatility under the lattice-based option-valuation model is based on the current and historical implied volatilities from traded options of our common stock. The dividend yield is based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from one month to ten years. The expected holding period of the awards granted is estimated using the historical exercise behavior of employees. In addition, we estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. We use historical experience to estimate projected forfeitures. If actual forfeiture rates are materially different from our estimates, stock-based compensation expense could be significantly different from what we have recorded in the current period. We periodically review actual forfeiture experience and adjust our estimates, as considered necessary. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the change.

The terms of our performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. Stock-based compensation expense associated with performance share units is recognized based on management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. If the actual number of performance share units earned is different from our estimates, stock-based compensation could be significantly different from what we have recorded in the current period. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the change. While the assumptions used to calculate and account for stock-based compensation awards represent management's best estimates, these estimates involve inherent uncertainties and the application of management's judgment. As a result, if changes are made to our assumptions and estimates, our stock-based compensation expense could vary significantly from period to period. In addition, the number of awards made under our equity compensation plans, changes in the design of those plans, the price of our shares and the performance of our Company can all cause stock-based compensation expense to vary from period to period.

Beginning in 2015, we changed the method for estimating the fair value of our stock option awards from a lattice-based option-valuation method to a Black-Scholes model which will be applied prospectively to all future grants of stock option awards. The change will not have a significant effect on our stock-based compensation expense reported in our consolidated statements of operations because we grant stock option awards based on a prescribed dollar value.

Recent Acquisitions

Acquisition of Solstas

On March 7, 2014, we completed the acquisition of Solstas in an all-cash transaction valued at $572 million, or $563 million net of cash acquired. Solstas is a full-service commercial laboratory based in Greensboro, North Carolina and operates in nine states throughout the southeastern United States, including the Carolinas, Virginia, Tennessee, Georgia and Alabama.

Acquisition of Summit Health

On April 18, 2014 we completed the acquisition of Summit Health, a leading provider of on-site prevention and wellness programs, for $152 million. The purchase price consisted of cash consideration of $125 million (which includes $10 million of working capital adjustments), or $124 million net of cash acquired, estimated contingent consideration of $22 million, and $5 million associated with certain transaction related costs due to the sellers of Summit Health. The estimated contingent consideration was decreased to $13 million, resulting in a $9 million gain during the fourth quarter of 2014.

Acquisition of Steward

On April 16, 2014, we completed the acquisition of the outreach laboratory service operations of Steward for $34 million, which consisted of cash consideration of $30 million and estimated contingent consideration of $4 million.

See Note 5 to the consolidated financial statements for additional information associated with our recent acquisitions.

Results of Operations

Basis of Presentation

Our DIS business currently represents our one reportable business segment. The DIS business for each of the three years ended December 31, 2014 accounted for more than 90% of net revenues from continuing operations. Our other operating segments consist of our DS businesses.

We completed the sale of our OralDNA salivary-diagnostics business ("OralDNA") during the fourth quarter of 2012. In addition, in December 2012, we committed to a plan to sell HemoCue and completed the sale of HemoCue in April 2013. The accompanying consolidated statements of operations and related disclosures have been recast to report the results of OralDNA and HemoCue as discontinued operations for all periods presented. Discontinued operations also include the operations of NID, a test kit manufacturing subsidiary, which was reported as a discontinued operation in 2006. See Note 18 for a further discussion of discontinued operations.

We completed the sale of Enterix in September 2013. The Enterix business was not reclassified to discontinued operations due to the level of continuing involvement in the Enterix business subsequent to its sale. See Note 6 for a further discussion of the sale of Enterix.

The following table sets forth certain results of operations data for the periods presented:

	2014	2013	2012	2014 vs. 2013 Increase (Decrease)	2013 vs. 2012 Increase (Decrease)	2014 vs. 2013 % Increase (Decrease)	2013 vs. 2012 % Increase (Decrease)
	(dollars in millions, except per share amounts)

Net revenues:
DIS business	$6,873	$6,587	$6,820	$286	$(233)	4.3%	(3.4)%
DS businesses	562	559	563	3	(4)	0.5	(0.7)
Total net revenues	$7,435	$7,146	$7,383	$289	$(237)	4.0%	(3.2)%

Operating costs and expenses:
Cost of services	$4,637	$4,326	$4,365	$311	$(39)	7.2%	(0.9)%
Selling, general and administrative	1,728	1,704	1,745	24	(41)	1.4	(2.3)
Amortization of intangible assets	94	79	75	15	4	18.5	5.3
Gain on sale of royalty rights	—	(474)	—	474	(474)	NM	NM
Other operating (income) expense, net	(7)	36	(3)	(43)	39	NM	NM
Total operating costs and expenses	$6,452	$5,671	$6,182	$781	$(511)	13.8%	(8.3)%

Operating income	$983	$1,475	$1,201	$(492)	$274	(33.3)%	22.8%

Other income (expense):
Interest expense, net	$(164)	$(159)	$(165)	$5	$(6)	2.8%	(3.6)%
Equity in earnings of equity method investees	26	24	26	2	(2)	7.7	(7.7)
Other income, net	4	8	6	(4)	2	NM	NM
Total non-operating expenses, net	$(134)	$(127)	$(133)	$7	$(6)	5.1%	(4.5)%

Income tax expense	$262	$500	$402	$(238)	$98	(47.5)%	24.4%
Effective income tax rate	30.9%	37.1%	37.6%	(6.2)%	(0.5)%	NM	NM

Income (loss) from discontinued operations, net of taxes	$5	$35	$(74)	$(30)	$109	NM	NM

Income from continuing operations attributable to Quest Diagnostics' stockholders	$551	$814	$630	$(263)	$184	(32.3)%	29.2%

Diluted earnings per common share from continuing operations attributable to Quest Diagnostics’ common stockholders	$3.78	$5.31	$3.92	$(1.53)	$1.39	(28.8)%	35.5%

NM - Not Meaningful

The following table sets forth certain results of continuing operations data as a percentage of net revenues for the periods presented:

	2014	2013	2012

Net revenues:
DIS business	92.4%	92.2%	92.4%
DS businesses	7.6%	7.8%	7.6%
Total net revenues	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of services	62.4%	60.5%	59.1%
Selling, general and administrative	23.2	23.8	23.6
Amortization of intangible assets	1.3	1.1	1.0
Gain on sale of royalty rights	—	(6.6)	—
Other operating (income) expense, net	(0.1)	0.6	—
Total operating costs and expenses	86.8%	79.4%	83.7%

Operating income	13.2%	20.6%	16.3%

Bad debt as a percentage of net revenues	4.0%	3.8%	3.6%

Continuing Operations

Results for the year ended December 31, 2014 were affected by certain items that impacted earnings per diluted share by $0.32. During the year ended December 31, 2014, we recorded pre-tax charges of $121 million, or $0.53 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs associated with acquisitions and professional fees associated with the further restructuring of our business ($50 million in cost of services, $69 million in selling, general and administrative expenses and $2 million in other operating (income) expense, net); a discrete tax benefit of $44 million, or $0.30 per diluted share, associated with the favorable resolution of certain tax contingencies; and pre-tax charges of $15 million, or $0.09 per diluted share, primarily associated with costs related to legal matters, partially offset by a pre-tax gain of $9 million associated with a decrease in the fair value of the contingent consideration accrual associated with our Summit Health acquisition.

Results for the year ended December 31, 2013 were affected by certain items that impacted earnings per diluted share by $1.31. During the year ended December 31, 2013, we recorded a pre-tax gain of $474 million, or $1.95 per diluted share, associated with the Ibrutinib Sale; pre-tax charges of $115 million, or $0.47 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs and professional fees associated with further restructuring and integrating our business ($43 million in cost of services and $72 million in selling, general and administrative expenses); and a pre-tax loss of $40 million, or $0.17 per diluted share, associated with the sale of Enterix.

Results for the year ended December 31, 2012 were affected by certain items that impacted earnings per diluted share by $0.44. During the year ended December 31, 2012, we incurred pre-tax charges of $106 million, or $0.40 per diluted share, primarily associated with workforce reductions and professional fees associated with further restructuring and integrating our business ($52 million in cost of services and $54 million in selling, general and administrative expenses); and pre-tax charges of $10 million, or $0.04 per diluted share, principally associated with separation costs and accelerated vesting of certain equity awards in connection with the succession of our prior CEO.

Net Revenues

Net revenues for the year ended December 31, 2014 were 4.0% higher, as compared to the year ended December 31, 2013.

DIS revenue increased by 4.3% for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Recent acquisitions contributed approximately 6% to DIS revenue growth. In addition, six new professional lab services agreements executed in late 2013 and 2014 contributed to DIS revenue growth. These impacts were partially offset by our decision to not renew certain business due to strategic reasons during the year.

DIS volume, measured by the number of requisitions, increased 6.3% compared to the year ended December 31, 2014. Our recent acquisitions contributed approximately 7% to the DIS volume for the year ended December 31, 2014. Organic volume decreased approximately 1% primarily due to the harsh winter and our decision to not renew certain business due to strategic reasons during the year.

Revenue per requisition for the year ended December 31, 2014 decreased 1.8%, as compared to the year ended December 31, 2013. The impact of our recent acquisitions reduced revenue per requisition by approximately 1% during the year as a result of test mix associated with those acquisitions.

For the year ended December 31, 2014, combined revenues in our DS businesses increased approximately 0.5%, as compared to the year ended December 31, 2013.

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

Revenue per requisition for the year ended December 31, 2013 decreased 3.6%, as compared to the year ended December 31, 2012. This decrease was primarily associated with a Medicare fee schedule reduction, including pathology reimbursement reductions and molecular diagnostics coding requirements, as well as certain commercial fee schedule changes. Revenue per requisition was also negatively impacted by a decrease in higher priced anatomic pathology testing and an increase in lower priced drugs-of-abuse testing, primarily driven by the impact of the ATN acquisition.

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

Cost of services increased $311 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013. This increase was primarily driven by additional operating costs associated with our recent acquisitions and higher performance-based compensation costs. These increases were partially offset by cost reductions under the Invigorate program and lower restructuring and integration costs in 2014 as compared to the prior year. In addition, cost of services includes a $56 million increase in the current year, that was principally due to the allocation of certain facility costs between cost of services and selling, general and administrative expenses for those facilities that support both service delivery and administrative functions, in order to reflect our current operations.

Cost of services decreased $39 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012. This decrease is primarily due to the impact of actions we took to reduce our cost structure under the Invigorate program and lower performance-based compensation, partially offset by increased costs related to our 2013 acquisitions.

Selling, General and Administrative Expenses ("SG&A")

SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense and general management and administrative support as well as administrative facility costs.

SG&A increased $24 million for the year ended December 31, 2014, as compared to the prior year. This increase was due to additional operating costs associated with our recent acquisitions, higher performance-based compensation costs, costs related to legal matters and higher bad debt expense. This increase was partially offset by a $56 million reduction to SG&A, that was principally due to the allocation of certain facility costs between cost of services and SG&A for those facilities that support both service delivery and administrative functions, in order to reflect our current operations. In addition, this increase was also partially offset by lower overall compensation and benefit costs, resulting from reduced headcount under the Invigorate program, and lower restructuring and integration related costs in 2014 as compared to the prior year.

SG&A decreased $41 million for the year ended December 31, 2013, as compared to the prior year. This decrease is primarily due to the impact of actions we took to reduce our cost structure under the Invigorate program and lower performance-based compensation. This was partially offset by higher charges associated with restructuring and integration activities for the year ended December 31, 2013, as compared to the year ended December 31, 2012.

Amortization of Intangible Assets

The increase in amortization of intangible assets for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily reflects the impact of amortization of intangible assets acquired as part of our Solstas, Summit Health and Steward acquisitions.

The increase in amortization of intangible assets for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily reflects the impact of amortization of intangible assets acquired as part of our UMass, ATN, Dignity and ConVerge acquisitions.

Gain on Sale of Royalty Rights

For the year ended December 31, 2013, gain on sale of royalty rights includes the gain associated with the Ibrutinib Sale.

Other Operating (Income) Expense, net

Other operating (income) expense, net includes special charges and miscellaneous income and expense items related to operating activities.

For the year ended December 31, 2014, other operating (income) expense, net includes a gain of $9 million associated with a decrease in the fair value of the contingent consideration accrual associated with our Summit Health acquisition. For the year ended December 31, 2013 other operating (income) expense, net includes the loss on sale of Enterix of $40 million.

Interest Expense, net

Interest expense, net for the year ended December 31, 2014 increased, as compared to the year ended December 31, 2013, primarily as a result of higher outstanding debt balances in 2014.

Interest expense, net for the year ended December 31, 2013 decreased, as compared to the year ended December 31, 2012, primarily due to higher amortization in 2013 of an interest rate swap termination gain as compared to 2012.

Other Income, net

For the years ended December 31, 2014, 2013 and 2012, other income, net includes gains of $4 million, $10 million and $7 million, respectively, associated with investments held in trusts pursuant to our supplemental deferred compensation plans.

Income Tax Expense

The decrease in our income tax expense for the year ended December 31, 2014, as compared to the year ended December 31, 2013, is primarily due to income tax expense associated with the Ibrutinib Sale in 2013. Additionally, income tax expense and our effective income tax rate for the year ended December 31, 2014, were positively impacted by $44 million related to the favorable resolution of a tax contingency.

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

Discontinued Operations

Discontinued operations includes HemoCue, which was sold in April 2013, OralDNA, which was sold in December 2012, and NID, a test kit manufacturing subsidiary discontinued in 2006. The results of operations for HemoCue, OralDNA and NID have been classified as discontinued operations for all periods presented. See Note 18 to the consolidated financial statements for further details.

The following table summarizes our income (loss) from discontinued operations, net of taxes:

				2014 vs. 2013 Increase (Decrease)	2013 vs. 2012 Increase (Decrease)

	2014	2013	2012
	(dollars in millions)
Net revenues	$—	$28	$117	$(28)	$(89)
Income (loss) from discontinued operations before taxes	1	25	(74)	(24)	99
Income tax benefit	(4)	(10)	—	(6)	10

Income (loss) from discontinued operations, net of taxes	$5	$35	$(74)	$(30)	$109

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

At December 31, 2014 and 2013, the fair value of our debt was estimated at approximately $4.2 billion and $3.5 billion, respectively, using quoted active market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2014 and 2013, the estimated fair value exceeded the carrying value of the debt by $396 million and $184 million, respectively. A hypothetical 10% increase in interest rates (representing 45 basis points and 47 basis points at December 31, 2014 and 2013, respectively) would potentially reduce the estimated fair value of our debt by approximately $108 million and $107 million at December 31, 2014 and 2013, respectively.

Borrowings under our senior unsecured revolving credit facility and our secured receivables credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. At December 31, 2014, the borrowing rates under these debt instruments were: for our senior unsecured revolving credit facility, LIBOR plus 1.125%; and for our secured receivables credit facility, 0.86%. At December 31, 2014, the weighted average LIBOR was 0.2%. As of December 31, 2014, there were no borrowings outstanding under our $525 million secured receivables credit facility or under our $750 million senior unsecured revolving credit facility.

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

During the first quarter of 2014, we entered into fixed-to-variable interest rate swap agreements on a portion of the Senior Notes due 2024. These interest rate swaps have variable interest rates based on one-month LIBOR plus a spread ranging from 1.54% to 1.59%. In prior years, we entered into fixed-to-variable interest rate swap agreements on a portion of the Senior Notes due 2016, Senior Notes due 2020 and Senior Notes due 2021. The notional amount of fixed-to-variable interest rate swaps at December 31, 2014 and 2013 was $1.2 billion and $950 million, respectively. The aggregate fair value of the fixed-to-variable interest rate swaps associated with the Senior Notes due 2016, the Senior Notes due 2020 and those associated with a portion of the Senior Notes due 2021 was a liability of $13 million at December 31, 2014. The aggregate fair value of the fixed-to-variable interest rate swaps associated with the Senior Notes due 2024 and those associated with an additional portion of the Senior Notes due 2021 was an asset of $17 million at December 31, 2014.

During the fourth quarter of 2013 and the first quarter of 2014, we entered into various forward starting interest rate swap agreements to hedge part of our interest rate exposure associated with forecasted debt issuances related to the refinancing of certain debt maturing in 2015 and 2016. The notional amount of forward starting interest rate swaps at December 31, 2014 and 2013 was $150 million and $100 million, respectively. The aggregate fair value of the forward starting interest rate swaps was a liability of $15 million at December 31, 2014.

Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 2 basis points) would not impact annual interest expense materially, assuming no changes to the debt outstanding at December 31, 2014.

A hypothetical 10% change in interest rates (representing 17 basis points) would potentially change the fair value of our derivative liabilities by $2 million. A hypothetical 10% change in interest rates (representing 20 basis points) would potentially change the fair value of our derivative assets by $6 million.

For further details regarding our outstanding debt and our financial instruments, see Notes 13 and 14, respectively, to the consolidated financial statements.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying value of our equity investments was $17 million at December 31, 2014.

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

Liquidity and Capital Resources

	2014	2013	2012
	(dollars in millions)
Net cash provided by operating activities	$938	$652	$1,187
Net cash (used in) provided by investing activities	(1,025)	328	(217)
Net cash provided by (used in) financing activities	92	(1,106)	(822)

Net change in cash and cash equivalents	$5	$(126)	$148

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2014, 2013 and 2012 totaled $192 million, $187 million and $296 million, respectively. Cash and cash equivalents consist of cash and highly liquid short-term investments.

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2014 was $938 million compared to $652 million for the year ended December 31, 2013. The increase in cash flows from operating activities for the year ended December 31, 2014, as compared to the prior year, was primarily a result of a $175 million income tax payment in 2013 associated with the Ibrutinib Sale and $70 million of income tax payments which were deferred from the fourth quarter of 2012 into the first quarter of 2013 under a program offered to companies whose principal place of business was in states most affected by Hurricane Sandy as well as a third quarter of 2013 income tax payment of $28 million related to the resolution of certain audit matters. Days sales outstanding, a measure of billing and collection efficiency, was 48 days and 47 days at December 31, 2014 and 2013, respectively.

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

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities for the year ended December 31, 2014 was $(1.0) billion compared to $328 million for the year ended December 31, 2013. The increase in cash used in investing activities for the year ended December 31, 2014, as compared to the prior year, was a result of a $515 million increase in business acquisitions, primarily associated with the Solstas acquisition, and a $77 million increase in capital expenditures, primarily a result of investments to support our Invigorate program, our new clinical testing laboratory in Marlborough, Massachusetts and continued investments to integrate our recent acquisitions. The increase in cash used in investing activities for the year ended December 31, 2014, as compared to the prior year, was also a result of proceeds from the Ibrutinib Sale of $474 million, net of transaction costs, in 2013, and proceeds from the sales of HemoCue and Enterix of $296 million, net of transaction costs, in 2013.

The acquisition of Solstas was funded using borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility.

Net cash provided by (used in) investing activities for the year ended December 31, 2013 was $328 million compared to $(217) million for the year ended December 31, 2012. The increase in cash provided by investing activities for the year ended December 31, 2013, as compared to the prior year, was primarily a result of proceeds from the Ibrutinib Sale of $474 million, net of transaction costs and proceeds from the sales of HemoCue and Enterix of $296 million, net of transaction costs. These increases in cash provided by investing activities were partially offset by a $162 million increase in business acquisitions, primarily associated with the UMass, Dignity, ATN and ConVerge acquisitions, and and a $49 million increase in capital expenditures, primarily a result of investments to support our Invigorate program.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities for the year ended December 31, 2014 was $92 million compared to $(1.1) billion for the year ended December 31, 2013. The increase in cash provided by financing activities for the year ended December 31, 2014, as compared to the prior year, was primarily a result of a $375 million net increase in debt, primarily a result of borrowings of $598 million from our senior notes offering in March 2014 ("2014 Senior Notes"), partially offset by the $200 million repayment of our floating rate senior notes due March 2014, and a $904 million decrease in repurchases of our common stock as discussed in "Share Repurchases" below. These increases in cash provided by financing activities were partially offset by a $60 million decrease in proceeds from the exercise of stock options.

All of the borrowings in 2014 under our secured receivables credit facility and senior unsecured revolving credit facility were repaid in 2014.

The 2014 Senior Notes are further described in Note 13 to the consolidated financial statements.

Net cash used in financing activities for the year ended December 31, 2013 was $1.1 billion compared to $822 million for the year ended December 31, 2012. The increase in cash used in financing activities for the year ended December 31, 2013, as compared to the prior year, was primarily a result of a $837 million increase in repurchases of our common stock, primarily associated with increased repurchases in 2013 under the April 2013 and September 2013 accelerated share repurchase agreements as discussed in "Share Repurchases" below, and a $77 million increase in dividends paid, primarily associated with the increase in the dividend rate in 2013 as discussed in "Dividends" below. These increases in cash used in financing activities were partially offset by a $181 million increase in proceeds from borrowings and a $469 million decrease in repayments of debt.

The repurchases of our common stock in 2013 were largely funded by the proceeds from the Ibrutinib Sale and the HemoCue and Enterix sales.

The increase in proceeds from borrowings was primarily associated with borrowing under our secured receivables credit facility. The decrease in repayments of debt was primarily associated with the $560 million repayment of our term loan due in 2012, which was partially offset by an increase in repayments associated with our secured receivables credit facility.

Dividends

During each of the quarters of 2014, our Board of Directors declared a quarterly cash dividend of $0.33 per common share. During each of the quarters of 2013, our Board of Directors declared a quarterly cash dividend of $0.30 per common share. During each of the first three quarters in 2012, our Board of Directors declared a quarterly cash dividend of $0.17 per common share, and in November 2012, declared an increase in the quarterly cash dividend from $0.17 per common share to $0.30 per common share.

On January 29, 2015, we announced that our Board of Directors authorized a 15% increase in our quarterly dividend from $0.33 per share to $0.38 per share, or $1.52 annually, commencing with the dividend payable in April 2015.

We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

Share Repurchases

In August 2013, our Board of Directors authorized the repurchase of an additional $1 billion of our common stock, increasing the total available authorization at that time to $1.3 billion. This share repurchase authorization has no set expiration or termination date. At December 31, 2014, $696 million remained available under the share repurchase authorization.

In January 2012, our Board of Directors authorized the repurchase of an additional $1 billion of our common stock, increasing the total available authorization at that time to $1.1 billion.

For the year ended December 31, 2014, we repurchased 2.2 million shares of our common stock at an average price of $59.49 per share for a total of $132 million.

On April 19, 2013 and September 4, 2013, we entered into accelerated share repurchase agreements ("ASR") with financial institutions to repurchase $450 million and $350 million, respectively, of our common stock as part of our Common

Stock repurchase program. Pursuant to these ASRs, we received 7.6 million shares of our common stock at a final price of $59.46 per share and 5.8 million shares of our common stock at a final price of $60.73 per share, respectively. For further details, see Note 15 to the consolidated financial statements.

In addition to the ASRs previously discussed, we repurchased shares of our common stock on the open market in 2013. For the year ended December 31, 2013, we repurchased 4.1 million shares of our common stock at an average price of $57.63 per share for a total of $237 million on the open market.

For the year ended December 31, 2012, we repurchased 3.4 million shares of our common stock at an average price of $58.31 per share for $200 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of December 31, 2014:

	Payments due by period
	(in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Outstanding debt	$3,706	$506	$675	$300	$2,225
Capital lease obligations	33	12	15	5	1
Interest payments on outstanding debt	1,787	170	272	215	1,130
Operating leases	721	193	252	113	163
Purchase obligations	235	80	111	21	23
Merger consideration obligation	85	56	28	1	—

Total contractual obligations	$6,567	$1,017	$1,353	$655	$3,542

Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of December 31, 2014 applied to the December 31, 2014 balances, which are assumed to remain outstanding through their maturity dates.

A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 13 to the consolidated financial statements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2014 is contained in Note 17 to the consolidated financial statements. Merger consideration obligation includes consideration owed, including any contingent consideration at maximum payout, on the UMass, Summit Health, and Steward acquisitions. A full discussion and analysis regarding our acquisitions of UMass, Summit Health and Steward and the related merger consideration obligations as of December 31, 2014 is contained in Note 5 to the consolidated financial statements.

As of December 31, 2014, our total liabilities associated with unrecognized tax benefits were approximately $122 million, which were excluded from the table above. We believe it is reasonably possible that these liabilities may decrease by up to approximately $58 million within the next twelve months, primarily as a result of payments, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. Additionally, it is reasonably possible that within the next 12 months, as result of ongoing negotiations with tax authorities and the expiration of statutes of limitations, our total liabilities associated with unrecognized tax benefits will further decrease and beneficially impact the effective tax rate for continuing operations. However, due to the inherent uncertainty of the negotiations and the resulting outcomes, we are not able to estimate the effective tax rate impact at this time.  See Note 8 to the consolidated financial statements for information regarding our contingent tax liability reserves.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of December 31, 2014, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

Equity Method Investees

Our equity method investees consist of unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; Dayton, Ohio; and an investment in an Australian company, which are accounted for under the equity method of accounting. We believe that our transactions with our equity method investees are conducted at arm’s length, reflecting current market conditions and pricing. Total net revenues of our equity method investees equal approximately 6% of our consolidated net revenues. Total assets associated with our equity method investees are less than 2% of our consolidated total assets. We have no material unconditional obligations or guarantees to, or in support of, our equity method investees and their operations.

Requirements and Capital Resources

We estimate that we will invest approximately $300 million during 2015 for capital expenditures, to support and grow our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including specific initiatives associated with our Invigorate and other programs. We intend to refinance the $500 million of long-term debt that matures in 2015. In connection with this forecasted refinancing, as well as the further planned refinancing of certain debt maturing in 2016, we entered into forward starting interest rate swap agreements to hedge interest rate exposure associated with these forecasted debt issuances. These forward starting interest rate swap agreements will be terminated upon the issuance of the forecasted debt. Additionally, we expect to fund the repayment of our remaining current portion of long-term debt using a combination of cash on hand and existing credit facilities.

In April 2014, we amended and restated our $750 million senior unsecured revolving credit facility. The amended and restated senior unsecured revolving credit facility matures on April 25, 2019. In December 2014, we renewed our $525 million secured receivables credit facility, which now matures on December 5, 2016. As of December 31, 2014, $1.3 billion of borrowing capacity was available under these credit facilities. See Note 13 to the consolidated financial statements for further details.

We believe that the borrowing capacity under the credit facilities described above continues to be available to us. Should one or several banks no longer participate in either of our credit facilities, we would not expect it to impact our ability to fund operations. We expect that we will be able to replace our existing secured receivables credit facility with alternative arrangements prior to its expiration.

At December 31, 2014, approximately 35% of our consolidated cash and cash equivalents were held outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States. Further, our current plans do not demonstrate a need to repatriate foreign funds in order to fund U.S. operations. If the foreign cash and cash items are needed for operations in the United States, or we otherwise elect to repatriate the funds, we may be required to accrue and pay United States taxes on a significant portion of these amounts.

We believe that cash and cash equivalents on-hand and cash from operations, together with our borrowing capacity under our credit facilities, will provide sufficient financial flexibility to fund seasonal and other working capital requirements, capital expenditures, debt service requirements and other obligations, cash dividends on common shares, share repurchases and additional growth opportunities for the foreseeable future. We believe that our credit profile should provide us with access to additional financing to refinance upcoming debt maturities and, if necessary, to fund growth opportunities that cannot be funded from existing sources.

Inflation

We believe that inflation generally does not have a material adverse effect on our results of operations or financial condition.

Impact of New Accounting Standards

In April and May 2014, the FASB issued accounting standard updates ("ASU") related to: (1) the presentation and reporting of discontinued operations, including the disposals of components of an entity; and (2) revenue recognition that provides a single comprehensive model to use in accounting for revenue arising from contracts with customers and it requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The impact of each ASU is discussed in Note 2 to the consolidated financial statements.

In July 2013, the FASB issued a new accounting standard that requires a liability related to an unrecognized tax benefit to be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if certain criteria are met. The ASU became effective for the Company on January 1, 2014. The adoption of this standard did not have a material effect on our consolidated financial statements.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2014 is effective.

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

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, audited the Company's internal control over financial reporting as of December 31, 2014 and issued their audit report on the Company's internal control over financial reporting included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Quest Diagnostics Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Florham Park, New Jersey
February 24, 2015

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013
(in millions, except per share data)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$192	$187
Accounts receivable, net of allowance for doubtful accounts of $250 and $236 at December 31, 2014 and 2013, respectively	932	852
Inventories	110	91
Deferred income taxes	169	148
Prepaid expenses and other current assets	200	105
Total current assets	1,603	1,383
Property, plant and equipment, net	933	805
Goodwill	6,032	5,649
Intangible assets, net	1,071	896
Other assets	238	215
Total assets	$9,877	$8,948

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,191	$920
Current portion of long-term debt	518	212
Total current liabilities	1,709	1,132
Long-term debt	3,244	3,120
Other liabilities	594	723
Commitments and contingencies
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized at both December 31, 2014 and 2013; 215 shares issued at both December 31, 2014 and 2013	2	2
Additional paid-in capital	2,418	2,379
Retained earnings	5,723	5,358
Accumulated other comprehensive loss	(27)	(8)
Treasury stock, at cost; 71 shares at both December 31, 2014 and 2013	(3,815)	(3,783)
Total Quest Diagnostics stockholders’ equity	4,301	3,948
Noncontrolling interests	29	25
Total stockholders’ equity	4,330	3,973
Total liabilities and stockholders’ equity	$9,877	$8,948
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(in millions, except per share data)

	2014	2013	2012

Net revenues	$7,435	$7,146	$7,383

Operating costs and expenses:
Cost of services	4,637	4,326	4,365
Selling, general and administrative	1,728	1,704	1,745
Amortization of intangible assets	94	79	75
Gain on sale of royalty rights	—	(474)	—
Other operating (income) expense, net	(7)	36	(3)
Total operating costs and expenses	6,452	5,671	6,182

Operating income	983	1,475	1,201

Other income (expense):
Interest expense, net	(164)	(159)	(165)
Equity in earnings of equity method investees	26	24	26
Other income, net	4	8	6
Total non-operating expenses, net	(134)	(127)	(133)

Income from continuing operations before taxes	849	1,348	1,068
Income tax expense	262	500	402
Income from continuing operations	587	848	666
Income (loss) from discontinued operations, net of taxes	5	35	(74)
Net income	592	883	592
Less: Net income attributable to noncontrolling interests	36	34	36
Net income attributable to Quest Diagnostics	$556	$849	$556

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$551	$814	$630
Income (loss) from discontinued operations, net of taxes	5	35	(74)
Net income	$556	$849	$556

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$3.80	$5.35	$3.96
Income (loss) from discontinued operations	0.03	0.23	(0.47)
Net income	$3.83	$5.58	$3.49

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$3.78	$5.31	$3.92
Income (loss) from discontinued operations	0.03	0.23	(0.46)
Net income	$3.81	$5.54	$3.46

Dividends per common share	$1.32	$1.20	$0.81
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(in millions)

	2014	2013	2012

Net income	$592	$883	$592

Other comprehensive (loss) income:
Currency translation	(7)	(27)	24
Market valuation, net of tax	(1)	(1)	—
Net deferred loss on cash flow hedges, net of tax	(10)	2	1
Other	(1)	4	(3)
Other comprehensive (loss) income	(19)	(22)	22

Comprehensive income	573	861	614
Less: Comprehensive income attributable to noncontrolling interests	36	34	36
Comprehensive income attributable to Quest Diagnostics	$537	$827	$578
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(in millions)

	2014	2013	2012
Cash flows from operating activities:
Net income	$592	$883	$592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314	283	287
Provision for doubtful accounts	296	270	269
Deferred income tax provision	23	19	7
Stock-based compensation expense	51	28	50
Excess tax benefits from stock-based compensation arrangements	—	(4)	(4)
Gain on sale of royalty rights	—	(474)	—
Asset impairment and loss on sale of businesses, net	—	17	86
Other, net	(12)	2	(8)
Changes in operating assets and liabilities:
Accounts receivable	(312)	(247)	(243)
Accounts payable and accrued expenses	68	(21)	(13)
Income taxes payable	(84)	(93)	100
Termination of interest rate swap agreements	—	—	72
Other assets and liabilities, net	2	(11)	(8)
Net cash provided by operating activities	938	652	1,187
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(728)	(213)	(51)
Proceeds from sale of businesses	—	296	—
Proceeds from sale of royalty rights	—	474	—
Capital expenditures	(308)	(231)	(182)
Decrease in investments and other assets	11	2	16
Net cash (used in) provided by investing activities	(1,025)	328	(217)
Cash flows from financing activities:
Proceeds from borrowings	2,018	896	715
Repayments of debt	(1,647)	(900)	(1,369)
Purchases of treasury stock	(132)	(1,037)	(200)
Exercise of stock options	78	138	162
Excess tax benefits from stock-based compensation arrangements	—	4	4
Dividends paid	(187)	(185)	(108)
Distributions to noncontrolling interests	(31)	(32)	(38)
Other financing activities, net	(7)	10	12
Net cash provided by (used in) financing activities	92	(1,106)	(822)
Net change in cash and cash equivalents	5	(126)	148
Change in cash and cash equivalents included in current assets held for sale	—	17	(17)
Cash and cash equivalents, beginning of year	187	296	165
Cash and cash equivalents, end of year	$192	$187	$296
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2011	157	$2	$2,347	$4,264	$(8)	$(2,912)	$22	$3,715
Net income				556			36	592
Other comprehensive income, net of tax					22			22
Dividends declared				(130)				(130)
Distributions to noncontrolling interests							(38)	(38)
Issuance of common stock under benefit plans	1		4			17		21
Stock-based compensation expense			46			4		50
Exercise of stock options	3		(15)			177		162
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(20)					(20)
Tax benefits associated with stock-based compensation plans			9					9
Purchases of treasury stock	(3)					(200)		(200)
Other							3	3
Balance, December 31, 2012	158	$2	$2,371	$4,690	$14	$(2,914)	$23	$4,186
Net income				849			34	883
Other comprehensive loss, net of tax					(22)			(22)
Dividends declared				(181)				(181)
Distributions to noncontrolling interests							(32)	(32)
Issuance of common stock under benefit plans	1		3			17		20
Stock-based compensation expense			24			4		28
Exercise of stock options	3		(9)			147		138
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(1)		(11)					(11)
Tax benefits associated with stock-based compensation plans			1					1
Purchases of treasury stock	(17)					(1,037)		(1,037)
Balance, December 31, 2013	144	$2	$2,379	$5,358	$(8)	$(3,783)	$25	$3,973
Net income				556			36	592
Other comprehensive loss, net of tax					(19)			(19)
Dividends declared				(191)				(191)
Distributions to noncontrolling interests							(31)	(31)
Issuance of common stock under benefit plans	1		2			17		19
Stock-based compensation expense			48			3		51
Exercise of stock options	1		(2)			80		78
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(6)					(6)
Tax benefits associated with stock-based compensation plans			(3)					(3)
Purchases of treasury stock	(2)					(132)		(132)
Other							(1)	(1)
Balance, December 31, 2014	144	$2	$2,418	$5,723	$(27)	$(3,815)	$29	$4,330
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions unless otherwise indicated)

1.    DESCRIPTION OF BUSINESS

Background

Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") is the world's leading provider of diagnostic information services ("DIS") providing insights that empower and enable patients, physicians, hospitals, integrated delivery networks ("IDNs"), health plans, accountable care organizations ("ACOs"), employers and others to make better healthcare decisions. The Company offers the broadest access in the United States to DIS through its nationwide network of laboratories, Company-owned patient service centers and phlebotomists in physician offices. The Company is the leading provider of DIS, including routine testing, esoteric, gene-based testing and anatomic pathology testing. The Company provides interpretive consultation through one of the largest medical and scientific staffs in the industry, with hundreds of M.D.s and Ph.D.s, primarily located in the United States, many of whom are recognized leaders in their fields. The Company's Diagnostic Solutions ("DS") businesses offer a variety of solutions for life insurers, healthcare providers and others. The Company is the leading provider of risk assessment services for the life insurance industry as well as a leading provider of central laboratory testing for clinical trials. The Company's diagnostics products business manufactures and markets diagnostic products. In addition, the Company offers healthcare organizations and clinicians robust information technology solutions.

During 2014, Quest Diagnostics processed approximately 156 million test requisitions through its extensive laboratory network.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of all entities controlled by the Company through its direct or indirect ownership of a majority voting interest and the accounts of any variable interest entities ("VIEs") where the Company is subject to a majority of the risk of loss from the variable interest entity's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIEs economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationships with VIEs were not material at both December 31, 2014 and 2013. Investments in entities which the Company does not control, but in which it has a substantial ownership interest (generally between 20% and 49%) and can exercise significant influence, are accounted for using the equity method of accounting. At December 31, 2014 and 2013, the Company's investments in affiliates accounted for under the equity method of accounting totaled $46 million and $45 million, respectively. The Company's share of equity earnings from investments in affiliates, accounted for under the equity method, totaled $26 million, $24 million and $26 million for 2014, 2013 and 2012, respectively. All significant intercompany accounts and transactions are eliminated in consolidation.

Basis of Presentation

The Company completed the sale of its OralDNA salivary-diagnostics business ("OralDNA") during the fourth quarter of 2012. In addition, in December 2012, the Company committed to a plan to sell its HemoCue diagnostics products business ("HemoCue"). In April 2013, the Company completed the sale of HemoCue. The accompanying consolidated statements of operations and related disclosures have been recast to report the results of OralDNA and HemoCue as discontinued operations for all periods presented. Discontinued operations also includes the operations of NID, a test kit manufacturing subsidiary, which was reported as a discontinued operation in 2006. See Note 18 for a further discussion of discontinued operations.

The Company completed the sale of its Enterix colorectal cancer screening test business (“Enterix”) in September 2013. The Enterix business was not reclassified to discontinued operations due to the level of continuing involvement in the Enterix business subsequent to its sale. See Note 6 for a further discussion of the sale of Enterix.

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

Revenue Recognition

The Company primarily recognizes revenue for services rendered upon completion of the testing process. Billings for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the allowances, based on actual receipts from the third-party payers, are recorded upon settlement. Billings to the Medicare and Medicaid programs were approximately 17%, 18% and 19% of the Company's consolidated net revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Under capitated arrangements with healthcare insurers, the Company recognizes revenue based on a predetermined monthly reimbursement rate for each member of an insurer's health plan regardless of the number or cost of services provided by the Company. In 2014, 2013 and 2012, approximately 3% of the Company's consolidated net revenues were generated under capitated arrangements.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Stock-Based Compensation

The Company records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the change. The terms of the Company's performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. Stock-based compensation expense associated with performance share units is recognized based on management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the change. The Company recognizes stock-based compensation expense related to the Company's Amended Employee Stock Purchase Plan (“ESPP”) based on the 15% discount at purchase. See Note 16 for a further discussion of stock-based compensation.

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

Foreign Currency

The Company predominately uses the U.S. dollar as its functional currency. The functional currency of the Company's foreign subsidiaries generally is the applicable local currency. Assets and liabilities denominated in non-U.S. dollars are translated into U.S. dollars at exchange rates as of the end of the reporting period. Income and expense items are translated at average exchange rates prevailing during the year. The translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Gains and losses from foreign currency transactions are included within other operating (income) expense, net in the consolidated statements of operations. Transaction gains and losses have historically not been material. The Company may be exposed to market risk for changes in foreign exchange rates primarily under certain intercompany receivables and payables. From time to time, the Company uses foreign exchange forward contracts to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. As a result of the HemoCue disposition, this foreign currency risk has largely been eliminated. The Company's remaining foreign exchange exposure is not material to the Company's consolidated financial condition. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long term in nature.

Cash and Cash Equivalents

Cash and cash equivalents include all highly-liquid investments with original maturities, at the time acquired by the Company, of three months or less.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments, accounts receivable and derivative financial instruments. The Company's policy is to place its cash, cash equivalents and short-term investments in highly-rated financial instruments and institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company's payers and their dispersion across many different geographic regions, and is limited to certain payers who are large buyers of the Company's services. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company has receivables due from federal and state governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent on submitting appropriate documentation. At December 31, 2014 and 2013, receivables due from government payers under the Medicare and Medicaid programs represent approximately 14% and 13%, respectively, of the Company's consolidated net accounts receivable. The portion of the Company's accounts receivable due from patients comprises the largest portion of credit risk. At December 31, 2014 and 2013, receivables due from patients represent approximately 17% and 18%, respectively, of the Company's consolidated net accounts receivable. The Company applies assumptions and judgments including historical collection experience for assessing collectibility and determining allowances for doubtful accounts for accounts receivable from patients.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectibility of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectibility of these receivables or reserve estimates. Changes to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts.

Inventories

Inventories, which consist principally of testing supplies and reagents, are valued at the lower of cost (first in, first out method) or market.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed as incurred for preliminary project activities and post-implementation activities. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll-related costs for employees who are directly associated with the internal-use software project, and interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs for maintenance and training are expensed as incurred. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the expected useful lives of the assets. Depreciation and amortization are provided on the straight-line method over expected useful asset lives as follows: buildings and improvements, ranging up to thirty-one and a half years; laboratory equipment and furniture and fixtures, ranging from three to seven years; leasehold improvements, the lesser of the useful life of the improvement or the remaining life of the building or lease, as applicable; and computer software developed or obtained for internal use, ranging from three to five years.

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

Recoverability and Impairment of Goodwill

The Company reviews goodwill periodically for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill is more than its implied fair value. The goodwill test is performed at least annually, or more frequently, in the case of other events that indicate a potential impairment.

The annual impairment test includes an option to perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying value prior to, or as an alternative to, performing the two-step quantitative goodwill impairment test. The quantitative impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. The fair value of the reporting unit is based upon a discounted cash flows analysis that converts future cash flow amounts into a single discounted present value amount. This approach includes several unobservable inputs related to the Company's own assumptions. The assumptions and estimates used in the discounted cash flows model are based upon the best available information in the circumstances and include a forecast of expected future cash flows, long-term growth rates, discount rates that are commensurate with economic risks, assumed income tax rates and estimates of capital expenditures and working capital. The discount rate that is used considers a weighted average cost of capital plus an appropriate risk premium based upon the reporting unit being valued. Management's analysis also considers publicly available information regarding the market capitalization of the Company as well as (i) the financial projections and future prospects of the Company's business, including its growth opportunities and likely operational improvements, and (ii) comparable sales prices, if available. Management believes its estimation methods are reasonable and reflective of common valuation practices. As part of the first step to assess potential impairment, management compares the estimate of fair value for the reporting unit to the book value of the reporting unit. If the book value is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess.

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

Based upon the Company’s most recent annual impairment test completed during the fourth quarter of the fiscal year ended December 31, 2014, the Company concluded that goodwill was not impaired.

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

Based upon the Company’s most recent annual impairment test completed during the fourth quarter of the fiscal year ended December 31, 2014, the Company concluded that indefinite-lived intangible assets were not impaired.

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

Investments

The Company accounts for investments in trading and available-for-sale equity securities, which are included in other assets in the consolidated balance sheets, at fair value. Both realized and unrealized gains and losses for trading securities are recorded currently in earnings as a component of non-operating expenses within other income, net in the consolidated statements of operations. Unrealized gains and losses, net of tax, for available-for-sale securities are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Recognized gains and losses for available-for-sale securities are recorded in other income, net in the consolidated statements of operations. Gains and losses on securities sold are based on the average cost method.

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

Investments at December 31, 2014 and 2013 consisted of the following:

	2014	2013

Available-for-sale equity securities	$9	$—
Trading equity securities	49	50
Cash surrender value of life insurance policies	30	29
Other investments	8	13

Total	$96	$92

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

At December 31, 2014, the Company had gross unrealized gains from available-for-sale equity securities of approximately $2 million. For the years ended December 31, 2014, 2013 and 2012 gains from trading equity securities totaled $3 million, $7 million, and $5 million, respectively, and are included in other income, net. For the years ended December 31,

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

2014, 2013 and 2012 gains from changes in the cash surrender value of life insurance policies totaled $1 million, $3 million and $2 million, respectively, and are included in other income, net.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage its exposure to market risks for changes in interest rates and, from time to time, foreign currencies. This strategy includes the use of interest rate swap agreements, forward starting interest rate swap agreements, treasury lock agreements and foreign currency forward contracts to manage its exposure to movements in interest and currency rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies prohibit holding or issuing derivative financial instruments for speculative purposes. The Company does not enter into derivative financial instruments that contain credit-risk-related contingent features or requirements to post collateral.

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

The Company accounts for these derivatives as either an asset or liability measured at its fair value. The fair value is based upon model-derived valuations in which all significant inputs are observable in active markets and includes an adjustment for the credit risk of the obligor's non-performance. For a derivative instrument that has been formally designated as a fair value hedge, fair value gains or losses on the derivative instrument are reported in earnings, together with offsetting fair value gains or losses on the hedged item that are attributable to the risk being hedged. For derivatives that have been formally designated as a cash flow hedge, the effective portion of changes in the fair value of the derivatives is recorded in accumulated other comprehensive loss and the ineffective portion is recorded in earnings. Upon maturity or early termination of an effective interest rate swap designated as a cash flow hedge, unrealized gains or losses are deferred in stockholders' equity, as a component of accumulated other comprehensive loss, and are amortized as an adjustment to interest expense over the period during which the hedged forecasted transaction affects earnings, which is when the Company recognizes interest expense on the hedged cash flows. At inception and quarterly thereafter, the Company formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative financial instrument's gain or loss are included in the assessment of hedge effectiveness. If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting and any deferred gains or losses related to a discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive loss, unless it is probable that the forecasted transaction will not occur. If it is probable that the forecasted transaction will not occur by the originally specified time period, the Company discontinues hedge accounting, and any deferred gains or losses reported in accumulated other comprehensive loss are classified into earnings immediately.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share is as follows (in millions, except per share data):

	2014	2013	2012
Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$551	$814	$630
Income (loss) from discontinued operations, net of taxes	5	35	(74)
Net income attributable to Quest Diagnostics’ common stockholders	$556	$849	$556

Income from continuing operations	$551	$814	$630
Less: Earnings allocated to participating securities	2	3	2
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$549	$811	$628

Weighted average common shares outstanding – basic	145	152	159
Effect of dilutive securities:
Stock options and performance share units	—	1	1
Weighted average common shares outstanding – diluted	145	153	160

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$3.80	$5.35	$3.96
Income (loss) from discontinued operations	0.03	0.23	(0.47)
Net income	$3.83	$5.58	$3.49

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$3.78	$5.31	$3.92
Income (loss) from discontinued operations	0.03	0.23	(0.46)
Net income	$3.81	$5.54	$3.46

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	2014	2013	2012

Stock options and performance share units	2	1	2

4.    RESTRUCTURING ACTIVITIES

Invigorate Program

During 2012, the Company committed to a course of action related to a multi-year program called Invigorate which is designed to reduce its cost structure. The Invigorate program is intended to mitigate the impact of reimbursement pressures and labor and benefit cost increases, free up additional resources to invest in science, innovation and other growth initiatives, and enable the Company to improve operating profitability and quality.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

The following table provides a summary of the Company's pre-tax restructuring charges associated with its Invigorate program and other restructuring activities:

	2014	2013	2012

Employee separation costs	$31	$69	$57
Facility-related costs	12	6	1
Asset impairment charges	1	—	1
Accelerated vesting of stock-based compensation	—	1	2

Total restructuring charges	$44	$76	$61

Total restructuring charges incurred in the year ended December 31, 2014 are primarily associated with various workforce reduction initiatives as the Company continues to simplify and restructure its organization. Of the total $44 million in restructuring charges incurred during the year ended December 31, 2014, $21 million and $23 million were recorded in cost of services and selling, general and administrative expenses, respectively.

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

Charges for all periods presented were primarily recorded in the Company's DIS business.

The following table summarizes the activity of the restructuring liability as of December 31, 2014 and 2013, which is included in accrued expenses in Note 12:

	Employee Separation Costs	Facility-Related Costs	Total

Balance, December 31, 2012	$40	$—	$40
Income statement expense	69	6	75
Cash payments	(81)	(1)	(82)
Other / adjustments	3	—	3
Balance, December 31, 2013	31	5	36
Income statement expense	31	12	43
Cash payments	(44)	(6)	(50)

Balance, December 31, 2014	$18	$11	$29

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

5.    BUSINESS ACQUISITIONS

2014 Acquisitions

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

For the year ended December 31, 2014, Solstas contributed $300 million to the Company's consolidated net revenues and $294 million to operating expenses which includes approximately $17 million of restructuring, integration and transaction related costs. Of the $17 million of restructuring, integration and transaction related costs recorded for the year ended December 31, 2014, $4 million and $13 million were in cost of services and selling, general and administrative expenses, respectively.

Acquisition of Summit Health, Inc.

On April 18, 2014, the Company completed its acquisition of Summit Health, Inc. ("Summit Health") for $152 million, which consisted of cash consideration of $125 million (which includes $10 million of working capital adjustments), or $124 million net of cash acquired, estimated contingent consideration of $22 million, and $5 million associated with certain transaction related costs due to the sellers of Summit Health. The contingent consideration arrangement is dependent on the achievement of certain revenue targets in 2015 and the Company could pay up to $25 million in 2016 based on the achievement of such targets. Based on the 2015 revenue forecast for Summit Health, the Company decreased the estimated contingent consideration accrual to $13 million, resulting in a $9 million gain recorded in other operating (income) expense, net. Through the acquisition, the Company acquired all of Summit Health's operations. Summit is a provider of on-site prevention and wellness programs. For further details regarding the fair value of the estimated contingent consideration associated with the Summit Health acquisition, see Note 7.

Acquisition of Steward Health Care Systems, LLC

On April 16, 2014, the Company completed the acquisition of the outreach laboratory service operations of Steward Health Care Systems, LLC ("Steward") for $34 million, which consisted of cash consideration of $30 million and contingent consideration of $4 million. The assets acquired primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles (see Note 11). The deferred consideration arrangement secures the seller's compliance with a non-compete agreement under which the Company will pay up to $5 million, ratably, over the next four years provided the non-compete agreement is not violated through 2018. For further details regarding the fair value of the estimated contingent consideration associated with the Steward acquisition, see Note 7.

2013 Acquisitions

During 2013, the Company completed four acquisitions for a total purchase price of $264 million, or $213 million net of cash acquired and deferred consideration associated with the UMass acquisition.

Acquisition of UMass Memorial Medical Center

On January 2, 2013, the Company completed the acquisition of the clinical outreach and anatomic pathology businesses of UMass Memorial Medical Center ("UMass"). The purchase price included $50 million of deferred consideration that is included in accounts payable and accrued expenses at December 31, 2014. This purchase was the first step in a series of transactions between the parties whereby the two organizations expect to eventually have a financial stake in a new entity that will perform diagnostic information testing services in a defined territory within the state of Massachusetts. The assets acquired at the acquisition date primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

(see Note 11). In addition the Company granted to UMass a call option and UMass granted to the Company a put option for UMass to acquire an 18.90% equity interest in a newly formed entity. The put and call options have a remaining vesting period of approximately 4 months (see Note 7).

Acquisition of Advanced Toxicology Network

On May 15, 2013, the Company completed the acquisition of the toxicology and clinical laboratory business of Advanced Toxicology Network ("ATN") from Concentra, a subsidiary of Humana Inc. The assets acquired at the acquisition date primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles (see Note 11).

Acquisition of Dignity Health

On June 22, 2013, the Company completed the acquisition of certain lab-related clinical outreach service operations of Dignity Health ("Dignity"), a hospital system in California. The assets acquired at the acquisition date primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles (see Note 11).

Acquisition of ConVerge Diagnostics, LLC

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

2012 Acquisition

Acquisition of S.E.D. Medical Laboratories

On January 6, 2012, the Company completed the acquisition of S.E.D. Medical Laboratories ("S.E.D.") from Lovelace Health System for approximately $51 million. The assets acquired at the acquisition date primarily represent goodwill and intangible assets, principally comprised of customer-related intangibles (see Note 11).

Total Consideration, Assets Acquired and Liabilities Assumed

The acquisitions described above were accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed are recorded based on their estimated fair values as of the closing date. The purchase price allocations related to the Solstas and Summit Health acquisitions are based upon the Company's preliminary estimates and assumptions that are subject to change within the measurement period. Management is currently in the process of verifying data and finalizing information related to certain liabilities and the corresponding effect on the amount of goodwill. All of the goodwill acquired in connection with the Solstas, Summit Health, Steward, UMass, ATN, Dignity, ConVerge and S.E.D. acquisitions has been allocated to the Company's DIS business.

The following tables summarize the total consideration and the preliminary amounts of assets acquired and liabilities assumed for Solstas and Summit Health described above:

	Solstas	Summit Health
Cash	$572	$125
Estimated fair value of contingent consideration	—	22
Transaction related costs due to sellers	—	5
Total consideration	$572	$152

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

	Solstas		Summit Health
Allocation of purchase price:	Fair Value	Weighted Average Useful Life (in years)	Fair Value	Weighted Average Useful Life (in years)
Cash and cash equivalents	$9		$1
Accounts receivable, net	48		9
Current deferred income taxes	7		—
Other current assets	12		16
Property, plant and equipment, net	49		6
Goodwill	270		92
Intangible assets:
Customer relationships	203	20	33	15
Tradename	7	2	2	1
Software	—		3	4

Total intangible assets	210		38
Non-current deferred income taxes	42		—

Total assets acquired	647		162
Current liabilities	63		10
Non-current deferred income taxes	4		—
Other non-current liabilities	8		—

Total liabilities assumed	75		10

Net assets acquired	$572		$152

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information reflects the consolidated statement of operations of the Company as if the acquisitions of Solstas and Summit Health had occurred as of January 1, 2013. The unaudited pro forma information includes adjustments primarily related to the amortization of intangible assets acquired, interest expense associated with debt extinguished prior to the acquisitions, and transaction costs related to the Solstas and Summit Health acquisitions. The unaudited pro forma combined financial information does not include the estimated annual synergies expected to be realized upon completion of the integration of Solstas and Summit Health and is not indicative of the results of operations as they would have been had the transaction been effected on the assumed date. Pre-acquisition financial information for ATN, Dignity, ConVerge and Steward has not been included in the table below as these acquisitions were not material to the Company’s consolidated financial statements.

	2014	2013
	(unaudited)
Pro forma net revenues	$7,520	$7,622

Pro forma income from continuing operations	$585	$855

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Pro forma income from continuing operations	$3.79	$5.40

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Pro forma income from continuing operations	$3.77	$5.36

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

Sale of Enterix

In September 2013, the Company completed the sale of Enterix and recorded a pre-tax loss of approximately $40 million associated with the sale, which is included in other operating (income) expense, net. The Enterix business was not reclassified to discontinued operations due to the level of continuing involvement in the Enterix business subsequent to its sale. The continuing involvement relates to a minimum purchase agreement between the acquiror of the Enterix business and the Company.

Sale of HemoCue

In April 2013, the Company completed the sale of HemoCue and recorded an after-tax gain of $14 million (including foreign currency translation adjustments, partially offset by income tax expense and transaction costs), which is included in discontinued operations in 2013. For further details regarding the sale of HemoCue, see Note 18.

Sale of OralDNA

The Company completed the sale of OralDNA in December 2012. For further details regarding the sale of OralDNA, see Note 18.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

7.     FAIR VALUE MEASUREMENTS

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2014	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$49	$49	$—	$—
Cash surrender value of life insurance policies	30	—	30	—
Interest rate swaps	17	—	17	—
Available-for-sale equity securities	9	9	—	—
Put Option	1	—	—	1

Total	$106	$58	$47	$1

Liabilities:
Deferred compensation liabilities	$85	$—	$85	$—
Contingent consideration	17	—	—	17
Forward starting interest rate swaps	15	—	15	—
Interest rate swaps	13	—	13	—
Call option	5	—	—	5

Total	$135	$—	$113	$22

December 31, 2013
Assets:
Trading securities	$50	$50	$—	$—
Cash surrender value of life insurance policies	29	—	29	—
Put option	4	—	—	4
Forward starting interest rate swaps	2	—	2	—

Total	$85	$50	$31	$4

Liabilities:
Deferred compensation liabilities	$84	$—	$84	$—
Interest rate swaps	34	—	34	—
Call option	8	—	—	8

Total	$126	$—	$118	$8

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

In connection with the acquisition of certain businesses of UMass, the Company granted to UMass a call option and UMass granted to the Company a put option for UMass to acquire an 18.90% equity interest in a newly formed entity. The put and call options are derivative instruments that have a remaining vesting period of approximately 4 months and their fair values have been measured using a combination of discounted cash flows and the Black-Scholes option pricing model (see Note 5).

In April 2014, and as further detailed in Note 5, the Company completed the acquisitions of Steward and Summit Health. In connection with these acquisitions the Company initially recorded an aggregate contingent consideration liability of $26 million. The contingent consideration liability was classified within Level 3 measured at fair value using a probability weighted and discounted cash flow method. These measurements are based on externally obtained inputs and management's probability assessments of the occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligations, as well as the likelihood of achieving financial targets. The initial probability estimate of the occurrence of such triggering events associated with the amounts the Company could be obligated to pay in future periods for both Summit Health and Steward was between 5% and 95%. The probability-weighted cash flows were then discounted using a discount rate of 1.5% to 2.8%. During the fourth quarter of 2014, as a result of a lower revenue forecast for Summit Health in 2015, the estimated fair value of the contingent consideration accrual was reduced to $13 million. As a result, other operating (income) expense, net for the year ended December 31, 2014 includes a gain of $9 million. The contingent consideration associated with Summit Health will be paid in the first quarter of 2016, with a maximum payment of $25 million. The contingent consideration associated with Steward is projected to be paid out in four equal annual installments beginning in 2015, with a maximum payout of $5 million in total.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

The following table provides a reconciliation of the beginning and ending balances of assets using significant unobservable inputs (Level 3):

	Available-for-Sale Equity Securities	Put Option Derivative Asset	Total

Balance, December 31, 2012	$1	$—	$1
Purchases, additions and issuances	—	8	8
Total gains (losses) - realized/ unrealized:
Included in earnings	—	(4)	(4)
Included in other comprehensive income (loss)	(1)	—	(1)
Balance, December 31, 2013	—	4	4
Total gains (losses) - realized/ unrealized:
Included in earnings	—	(3)	(3)

Balance, December 31, 2014	$—	$1	$1

The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

	Contingent Consideration	Call Option Derivative Liability	Total

Balance, December 31, 2012	$—	$—	$—
Purchases, additions and issuances	—	11	11
Total (gains) losses - realized/ unrealized:
Included in earnings	—	(3)	(3)
Balance, December 31, 2013	—	8	8
Purchases, additions and issuances	26	—	26
Total (gains) losses - realized/ unrealized:
Included in earnings	(9)	(3)	(12)

Balance, December 31, 2014	$17	$5	$22

The unrealized gains and losses associated with the change in fair value of the put option derivative asset and call option derivative liability included in earnings for the years ended December 31, 2014 and 2013 are reported in other non-operating income, net.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At December 31, 2014, the fair value of the Company’s debt was estimated at $4.2 billion, which exceeded the carrying value by $396 million. At December 31, 2013, the fair value of the Company's debt was estimated at $3.5 billion, which exceeded the carrying value by $184 million. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

8.    TAXES ON INCOME

The Company's pre-tax income from continuing operations consisted of $836 million, $1.3 billion and $1.1 billion from U.S. operations and $13 million, $19 million and $18 million from foreign operations for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The components of income tax expense from continuing operations for 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Current:
Federal	$204	$417	$332
State and local	34	59	61
Foreign	3	4	3

Deferred:
Federal	28	27	13
State and local	(6)	(6)	(6)
Foreign	(1)	(1)	(1)

Total	$262	$500	$402

A reconciliation of the federal statutory rate to the Company's effective tax rate for 2014, 2013 and 2012 was as follows:

	2014	2013	2012

Tax provision at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.1	2.8	3.4
Impact of foreign operations	(0.2)	(0.3)	(0.3)
Tax credits	(0.8)	(0.4)	(0.2)
Adjustments to unrecognized tax positions (the net benefit mainly results from favorable resolution of certain tax contingencies)	(4.9)	1.4	1.2
Non-deductible expenses, primarily meals and entertainment expenses	0.4	0.3	0.3
Impact of noncontrolling interests	(1.6)	(1.0)	(1.3)
Other, net	(0.1)	(0.7)	(0.5)

Effective tax rate	30.9%	37.1%	37.6%

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2014 and 2013 were as follows:

	2014	2013
Current deferred tax assets:
Accounts receivable reserves	$91	$85
Liabilities not currently deductible	78	63

Total current deferred tax assets	$169	$148

Non-current deferred tax assets (liabilities):
Liabilities not currently deductible	$138	$144
Stock-based compensation	42	43
Capitalized R&D expense	3	6
Net operating loss carryforwards, net of valuation allowance	165	114
Depreciation and amortization	(519)	(475)

Total non-current deferred tax liabilities, net	$(171)	$(168)

At December 31, 2014 and 2013, non-current deferred tax assets of $33 million and $24 million, respectively, are recorded in other long-term assets in the consolidated balance sheets. At December 31, 2014 and 2013, non-current deferred tax liabilities of $204 million and $192 million, respectively, are included in other long-term liabilities in the consolidated balance sheets.

As of December 31, 2014, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of $326 million and $1.4 billion, respectively, which expire at various dates through 2034. Estimated net operating loss carryforwards for foreign income tax purposes are $44 million at December 31, 2014, some of which can be carried forward indefinitely while others expire at various dates through 2023. As of December 31, 2014 and 2013, deferred tax assets associated with net operating loss carryforwards of $242 million and $140 million, respectively, have each been reduced by valuation allowances of $60 million and $34 million, respectively.

The Company has not provided U.S. federal income and foreign tax withholdings on undistributed earnings from non-U.S. subsidiaries because the Company intends to reinvest such earnings indefinitely outside the U.S. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

Income taxes payable, including those classified in other long-term liabilities in the consolidated balance sheets at December 31, 2014 and 2013, were $110 million and $157 million, respectively. Prepaid income taxes were $44 million at December 31, 2014 and were included in prepaid expenses and other current assets in the consolidated balance sheets.

The total amount of unrecognized tax benefits as of and for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	2014	2013	2012

Balance, beginning of year	$168	$199	$195
Additions:
For tax positions of current year	17	11	12
For tax positions of prior years	1	12	10
Reductions:
Changes in judgment	(56)	(23)	(2)
Expirations of statutes of limitations	(6)	(2)	(6)
Settlements	(2)	(29)	(10)

Balance, end of year	$122	$168	$199

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

The total amount of unrecognized tax benefits as of December 31, 2014, that, if recognized, would affect the effective income tax rate from continuing operations is $98 million. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $58 million within the next twelve months.

Accruals for interest expense on contingent tax liabilities are classified in income tax expense in the consolidated statements of operations. Accruals for penalties have historically been immaterial. Interest expense included in income tax expense in each of the years ended December 31, 2014, 2013 and 2012 was approximately $(1) million, $3 million and $3 million respectively. As of both December 31, 2014 and 2013, the Company has approximately $12 million and $13 million, respectively, accrued, net of the benefit of a federal and state deduction, for the payment of interest on uncertain tax positions.

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

In the regular course of business, various federal, state, local and foreign tax authorities conduct examinations of the Company's income tax filings and the Company generally remains subject to examination until the statute of limitations expires for the respective jurisdiction. The Internal Revenue Service (“IRS”) has completed its examinations of the Company's consolidated federal income tax returns up through and including the 2011 tax year; however, the Company plans to pursue all alternatives for settlement, including litigation, for certain tax adjustments related to its 2009 tax year. At this time, the Company does not believe that there will be any material additional payments beyond its recorded contingent liability reserves that may be required as a result of these tax audits. As of December 31, 2014, a summary of the tax years that remain subject to examination, or that are under appeal, for the Company's major jurisdictions are:

United States - federal        2012 - 2014
United States - various states    2005 - 2014

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

9.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow data for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012

Depreciation expense	$220	$204	$207
Amortization expense	94	79	80

Interest paid	170	167	163
Income taxes paid	327	568	305

Assets acquired under capital leases	12	13	6
Account payable associated with capital expenditures	26	28	—
Dividend payable	48	43	48

Businesses acquired:
Fair value of assets acquired	853	280	51
Fair value of liabilities assumed	85	16	—

Fair value of net assets acquired	768	264	51
Merger consideration paid (payable)	(30)	(50)	—

Cash paid for business acquisitions	738	214	51
Less: Cash acquired	10	1	—

Business acquisitions, net of cash acquired	$728	$213	$51

Supplemental continuing operations data for the statement of operations for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012

Depreciation expense	$220	$203	$204

Interest expense	(167)	(162)	(168)
Interest income	3	3	3

Interest expense, net	$(164)	$(159)	$(165)

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

10.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2014 and 2013 consisted of the following:

	2014	2013

Land	$28	$30
Buildings and improvements	367	365
Laboratory equipment, furniture and fixtures	1,386	1,248
Leasehold improvements	538	452
Computer software developed or obtained for internal use	675	581
Construction-in-progress	132	130

	3,126	2,806
Less: Accumulated depreciation and amortization	(2,193)	(2,001)

Total	$933	$805

11.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013

Balance, beginning of year	$5,649	$5,536
Goodwill acquired during the year	383	150
Write-off associated with sale of business during the year	—	(37)

Balance, end of year	$6,032	$5,649

Principally all of the Company’s goodwill as of December 31, 2014 and 2013 was associated with its DIS business.

For the year ended December 31, 2014, goodwill acquired was principally associated with the Solstas, Summit Health and Steward acquisitions, of which $103 million is deductible for tax purposes. Acquisitions during the year also resulted in $270 million of intangible assets, principally comprised of customer-related intangibles and trade names.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Intangible assets at December 31, 2014 and 2013 consisted of the following:

	Weighted Average Amort-ization Period (Years)	December 31, 2014			December 31, 2013
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related intangibles	18	$929	$(259)	$670	$670	$(210)	$460
Non-compete agreements	4	43	(37)	6	43	(27)	16
Technology	14	118	(38)	80	119	(28)	91
Other	8	152	(82)	70	141	(57)	84

Total	16	1,242	(416)	826	973	(322)	651

Intangible assets not subject to amortization:
Tradenames		244	—	244	244	—	244
Other		1	—	1	1	—	1

Total intangible assets		$1,487	$(416)	$1,071	$1,218	$(322)	$896

Amortization expense related to intangible assets was $94 million, $79 million and $75 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2014 is as follows:

Year Ending December 31,
2015	$85
2016	74
2017	71
2018	64
2019	62
Thereafter	470

Total	$826

For the year ended December 31, 2013, intangible assets associated with the sale of Enterix with a net book value of $6 million (original cost of $14 million and accumulated amortization of $8 million) were written-off. For further details regarding the sale of Enterix, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

12.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2014 and 2013 consisted of the following:

	2014	2013

Trade accounts payable	$257	$258
Accrued wages and benefits, including incentive compensation	364	283
Income taxes payable	63	7
Accrued interest	67	61
Accrued insurance	59	30
Merger consideration payable	56	1
Dividend payable	48	43
Accrued expenses	277	237

Total	$1,191	$920

13.    DEBT

Long-term debt at December 31, 2014 and 2013 consisted of the following:

	2014	2013

Floating Rate Senior Notes due March 2014 (bearing interest at three-month LIBOR plus 0.85%)	$—	$200
5.45% Senior Notes due November 2015	500	500
3.20% Senior Notes due April 2016	304	307
6.40% Senior Notes due July 2017	375	375
2.70% Senior Notes due April 2019	300	—
4.75% Senior Notes due January 2020	524	520
4.70% Senior Notes due April 2021	549	533
4.25% Senior Notes due April 2024	311	—
6.95% Senior Notes due July 2037	421	421
5.75% Senior Notes due January 2040	439	439
Other	39	37

Total long-term debt	3,762	3,332
Less: current portion of long-term debt	518	212

Total long-term debt, net of current portion	$3,244	$3,120

Secured Receivables Credit Facility

The Company has a $525 million secured receivables credit facility (the “Secured Receivables Credit Facility”) which was renewed in December 2014 and matures on December 5, 2016. Interest on the Secured Receivables Credit Facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. At both December 31, 2014 and 2013, the Company's borrowing rate under the Secured Receivables Credit Facility was 0.86%. Borrowings under the Secured Receivables Credit Facility are collateralized by certain domestic receivables. At both December 31, 2014 and 2013, there were no outstanding borrowings under the Secured Receivables Credit Facility.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Senior Unsecured Revolving Credit Facility

In April 2014, the Company amended and restated the agreement for the $750 million senior unsecured revolving credit facility (the “Credit Facility”) entered into in September 2011. The amended and restated Credit Facility matures in April 2019. Under the Credit Facility, the Company can issue letters of credit totaling $150 million, which reduce the available borrowing capacity. At December 31, 2014, letters of credit totaling less than $1 million were issued under the Credit Facility. Interest on the Credit Facility is based on certain published rates plus an applicable margin that will vary over a range from 75 basis points to 163 basis points based on changes in the Company's public debt ratings. At the option of the Company, it may elect to lock into LIBOR-based interest rates for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate, the federal funds rate or an adjusted LIBOR rate. At both December 31, 2014 and 2013, the Company's borrowing rate for LIBOR-based loans under the Credit Facility was LIBOR plus 1.125%. The Credit Facility contains various covenants, including the maintenance of certain financial ratios, which could impact the Company's ability to, among other things, incur additional indebtedness. At both December 31, 2014 and 2013, there were no outstanding borrowings under the Credit Facility.

Senior Notes

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

All of the senior notes are unsecured obligations of the Company and rank equally with the Company's other senior unsecured obligations. None of the Company's senior notes have a sinking fund requirement.

Maturities of Long-Term Debt

As of December 31, 2014, long-term debt maturing in each of the years subsequent to December 31, 2015 was as follows:

Year Ending December 31,
2016	$309
2017	381
2018	4
2019	301
2020	500
Thereafter	1,726

Total maturities of long-term debt	3,221
Unamortized discount	(20)
Fair value basis adjustments attributable to hedged debt	43

Total long-term debt, net of current portion	$3,244

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

14.    FINANCIAL INSTRUMENTS

Interest Rate Derivatives – Cash Flow Hedges

From time to time, the Company has entered into various interest rate lock agreements and forward starting interest rate swap agreements to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates. A summary of the outstanding notional amounts of interest rate derivatives – cash flow hedges as of December 31, 2014 and 2013 is as follows:

	Notional Amount
	2014	2013

Forward Starting Interest Rate Swaps	$150	$100

The forward starting interest rate swaps outstanding as of December 31, 2014 and 2013 are 21 to 24 month forward agreements that cover a ten-year hedging period and were entered into to hedge part of the Company's interest rate exposure associated with forecasted new debt issuances related to the refinancing of certain debt maturing through 2016. The forward starting interest rate swaps have fixed interest rates ranging from 3.57% to 3.79%.

In March 2014, the Company entered into interest rate lock agreements with several financial institutions for a total notional amount of $175 million (the "Treasury Lock Agreements"). The Treasury Lock Agreements, which had an original maturity date of March 28, 2014, were entered into to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in the five-year U.S. treasury rates related to the planned issuance of debt securities in 2014. In connection with the Company's senior notes offering in March 2014 (see Note 13), the Company settled the Treasury Lock Agreements, which were accounted for as cash flow hedges. The loss on settlement of the Treasury Lock Agreements was not material.

The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges as of December 31, 2014 and 2013 was $15 million and $5 million, respectively. The loss recognized on the Company's cash flow hedges for the years ended December 31, 2014, 2013 and 2012, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into earnings within the next twelve months is $1 million.

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. A summary of the notional amounts of interest rate derivatives – fair value hedges as of December 31, 2014 and 2013 is as follows:

	Floating Rate	Notional Amount
Debt Instrument	Paid by the Company	2014	2013

3.20% Senior Notes due April 2016	Six-month LIBOR plus a 2.3% spread	$200	$200
4.75% Senior Notes due January 2020	One-month LIBOR plus a 3.6% spread	350	350
4.70% Senior Notes due April 2021	One-month LIBOR plus a 2.45% to 3.39% spread	400	400
4.25% Senior Notes due April 2024	One-month LIBOR plus a 1.54% to 1.59% spread	250	—

		$1,200	$950

In prior years, the Company entered into various fixed-to-variable interest rate swap agreements that were accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020. In July 2012, the Company monetized the value of these interest rate swap assets by terminating the hedging instruments. The asset value, including accrued interest through the date of termination, was $72 million and the amount to be amortized as a reduction of interest expense over the remaining terms of the hedged debt instruments was $65 million.

Since inception, the fair value hedges have been effective or highly effective; therefore, there is no impact on earnings for the years ended December 31, 2014, 2013 and 2012 as a result of hedge ineffectiveness.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	December 31, 2014		December 31, 2013
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$17		$—
Forward starting interest rate swaps		—	Other assets	2
Total Asset Derivatives		17		2

Liability Derivatives:
Interest rate swaps	Other liabilities	13	Other liabilities	34
Forward starting interest rate swaps	Other liabilities	15		—
Total Liability Derivatives		28		34

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Put option	Prepaid expenses and other current assets	1	Other assets	4

Liability Derivatives:
Call option	Accounts payable and accrued expenses	5	Other liabilities	8

Total Net Derivatives Liabilities		$(15)		$(36)

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

Changes in Accumulated Other Comprehensive Loss by Component

The market value adjustments represent unrealized holding gains (losses) on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 14). For the years ended December 31, 2014, 2013 and 2012, the tax effects related to the market valuation adjustments, deferred losses and other were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

The changes in accumulated other comprehensive loss by component for 2014, 2013 and 2012 were as follows:

	Foreign Currency Translation Adjustment	Market Value Adjustment	Net Deferred Loss on Cash Flow Hedges	Other	Accumulated Other Comprehensive (Loss) Income

Balance, December 31, 2011	$1	$1	$(8)	$(2)	$(8)
Other comprehensive income (loss) before reclassifications	24	—	—	(3)	21
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	—	1

Net current period other comprehensive income (loss)	24	—	1	(3)	22

Balance, December 31, 2012	25	1	(7)	(5)	14
Other comprehensive income (loss) before reclassifications	2	(1)	1	1	3
Amounts reclassified from accumulated other comprehensive income (loss)	(29)	—	1	3	(25)

Net current period other comprehensive (loss) income	(27)	(1)	2	4	(22)

Balance, December 31, 2013	(2)	—	(5)	(1)	(8)
Other comprehensive loss before reclassifications	(7)	(1)	(11)	(1)	(20)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	1

Net current period other comprehensive loss	(7)	(1)	(10)	(1)	(19)

Balance, December 31, 2014	$(9)	$(1)	$(15)	$(2)	$(27)

For the year ended December 31, 2013, principally all of the gross foreign currency adjustment was reclassified from accumulated other comprehensive income (loss) to income (loss) from discontinued operations, net of taxes due to the completed sale of HemoCue.

Dividends

During each of the quarters of 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.33 per common share. During each of the quarters of 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.30 per common share. During each of the first three quarters in 2012, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per common share, and in November 2012, declared an increase in the quarterly cash dividend from $0.17 per common share to $0.30 per common share.

On January 29, 2015, the Company's Board of Directors authorized an increase in its quarterly dividend from $0.33 per share to $0.38 per share, commencing with the dividend payable in April 2015.

Share Repurchase Plan

In August 2013, the Company’s Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to $1.3 billion. The share repurchase authorization has no set expiration or termination date. At December 31, 2014, $696 million remained available under the Company’s share repurchase authorization.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

In January 2012, the Company’s Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to $1.1 billion.

Share Repurchases

For the year ended December 31, 2014, the Company repurchased 2.2 million shares of its common stock at an average price of $59.49 per share for a total of $132 million.

On April 19, 2013 and September 4, 2013, the Company entered in accelerated share repurchase agreements ("ASR") with financial institutions to repurchase $450 million and $350 million, respectively, of the Company’s common stock as part of the Company’s Common Stock repurchase program. Each ASR was structured as a combination of two transactions: (1) a treasury stock repurchase and (2) a forward contract which permitted the Company to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of the Company's common stock during the purchase period, less a fixed discount. Pursuant to these ASRs, the Company received 7.6 million shares of common stock at a final price of $59.46 per share and 5.8 million shares of common stock at a final price of $60.73 per share, respectively.

In addition to the ASRs previously discussed, the Company repurchased shares of its common stock on the open market in 2013. For the year ended December 31, 2013, the Company repurchased 4.1 million shares of its common stock at an average price of $57.63 per share for a total of $237 million on the open market.

For the year ended December 31, 2012, the Company repurchased 3.4 million shares of its common stock at an average price of $58.31 per share for $200 million.

For the years ended December 31, 2014, 2013 and 2012 the Company reissued 2 million shares, 3 million shares and 4 million shares, respectively, for employee benefit plans.

16.    STOCK OWNERSHIP AND COMPENSATION PLANS

Employee and Non-employee Directors Stock Ownership Programs

In 2005, the Company established the ELTIP to replace a prior plan. At the Company's annual shareholders' meeting in May 2012, the shareholders approved certain amendments to the ELTIP including: (i) increasing the number of shares available for award under the ELTIP by approximately 7 million shares; (ii) limiting the number of shares subject to stock options or SARs that may be awarded to an individual during any fiscal year to 2 million; (iii) limiting the number of shares subject to stock awards that may be awarded to an individual during any fiscal year to 1 million; (iv) prohibiting the exchange of stock options or SARs for cash; and (v) extending the term of the ELTIP until the date of the 2022 annual shareholders' meeting.

The ELTIP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) stock awards. The ELTIP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Company common stock at an exercise price no less than the fair market value of the Company's common stock on the date of grant. The stock options are subject to forfeiture if employment terminates prior to the end of the vesting period prescribed by the Board of Directors. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Company common stock in cash, shares of Company common stock or a combination thereof. The stock appreciation rights are granted at an exercise price no less than the fair market value of the Company's common stock on the date of grant. Stock options and stock appreciation rights granted under the ELTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant. No stock appreciation rights have been granted under the ELTIP. The ELTIP allows eligible employees to receive awards of shares, or the right to receive shares, of Company common stock, the equivalent value in cash or a combination thereof. These shares are subject to forfeiture if employment terminates prior to the end of the vesting period prescribed by the Board of Directors. For performance share unit awards, the actual amount of performance share awards earned is based on the achievement of the performance goals specified in the awards. For all award types, the vesting period is generally over three years from the date of grant. Key executive, managerial and technical employees are eligible to participate in the ELTIP.

The maximum number of shares of Company common stock that may be optioned or granted under the ELTIP is approximately 60 million shares.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

In 2005, the Company established the DLTIP, to replace the Company's prior plan. At the Company's annual shareholders' meeting in May 2009, the shareholders approved certain amendments to the DLTIP including: (i) increasing the maximum term that the Board of Directors may establish for awards of stock options from seven to ten years, beginning with awards in 2009; and (ii) extending the term of the DLTIP until the date of the 2019 annual shareholders' meeting.

The DLTIP provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Company common stock at an exercise price no less than the fair market value of the Company's common stock on the date of grant. The DLTIP also permits awards of restricted stock and restricted stock units to non-employee directors. Stock options granted under the DLTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant, and generally become exercisable in three equal annual installments beginning on the first anniversary date of the grant of the option regardless of whether the optionee remains a director of the Company. The maximum number of shares that may be issued under the DLTIP is 2.4 million shares. For the years ended December 31, 2014, 2013 and 2012, grants under the DLTIP totaled 32 thousand shares, 75 thousand shares and 72 thousand shares, respectively.

The Company's practice has been to issue shares related to its stock-based compensation program from shares of its common stock held in treasury or by issuing new shares of its common stock. See Note 15 for further information regarding the Company's share repurchase program.

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

	2014	2013	2012

Weighted average fair value of options at grant date	$10.99	$12.64	$15.87
Expected volatility	25.1%	25.8%	27%
Dividend yield	2.1%	1.4%	0.9%
Risk-free interest rate	1.6% - 2.0%	1.1% - 1.3%	1.3% - 1.5%
Expected holding period, in years	5.5 - 6.6	5.5 - 6.7	6.7 - 7.5

The fair value of restricted stock awards, restricted stock units and performance share units is the average market price of the Company's common stock at the date of grant.

Transactions under the stock option plans for 2014 were as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding, beginning of year	6.3	$54.20
Options granted	2.5	52.39
Options exercised	(1.5)	51.65
Options forfeited and canceled	(0.7)	50.47

Options outstanding, end of year	6.6	$54.46	7.3	$83

Exercisable, end of year	3.1	$55.00	5.6	$37
Vested and expected to vest, end of year	6.4	$54.50	7.2	$81

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing common stock price on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised in 2014, 2013 and 2012 was $13 million, $32 million and $45 million, respectively.

As of December 31, 2014, there was $14 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.4 years.

The following summarizes the activity relative to stock awards, including restricted stock awards, restricted stock units and performance share units, for 2014, 2013 and 2012:

	2014		2013		2012
	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
Shares outstanding, beginning of year	0.7	$57.20	1.2	$56.84	2.0	$54.61
Shares granted	0.7	52.72	0.8	56.79	0.8	57.78
Shares vested	(0.3)	57.14	(0.5)	56.25	(0.9)	52.62
Shares forfeited and canceled	—	—	(0.1)	56.92	(0.1)	57.09
Adjustment to estimate of performance share units to be earned	0.1	56.10	(0.7)	56.84	(0.6)	57.06

Shares outstanding, end of year	1.2	$54.37	0.7	$57.20	1.2	$56.84

As of December 31, 2014, there was $27 million of unrecognized stock-based compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted average period of 1.7 years. Total fair value of shares vested was $17 million, $28 million and $53 million for the years ended December 31, 2014, 2013 and 2012, respectively. The amount of unrecognized stock-based compensation cost is subject to change based on changes, if any, to management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned at the end of the performance periods.

For the years ended December 31, 2014, 2013 and 2012, stock-based compensation expense totaled $51 million, $28 million and $50 million, respectively. Income tax benefits related to stock-based compensation expense totaled $20 million, $11 million and $19 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan (“ESPP”), substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock. The purchase price of the stock is 85% of the market price of the Company's common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees is 5 million. Approximately 392, 404 and 406 thousand shares of common stock were purchased by eligible employees in 2014, 2013 and 2012, respectively.

Defined Contribution Plans

The Company maintains qualified defined contribution plans covering substantially all of its employees. The maximum Company matching contribution is 5% of eligible employee compensation. The Company's expense for contributions to its defined contribution plans aggregated $73 million, $71 million and $73 million for 2014, 2013 and 2012, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Supplemental Deferred Compensation Plans

The Company has a supplemental deferred compensation plan that is an unfunded, non-qualified plan that provides for certain management and highly compensated employees to defer up to 50% of their salary in excess of their defined contribution plan limits and for certain eligible employees, up to 95% of their variable incentive compensation. The maximum Company matching contribution is 5% of eligible employee compensation. The compensation deferred under this plan, together with Company matching amounts, are credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation, Company match and earnings credited to their account. The amounts accrued under the Company's deferred compensation plans were $49 million and $50 million at December 31, 2014 and 2013, respectively. Although the Company is currently contributing all participant deferrals and matching amounts to trusts, the funds in these trusts, totaling $49 million and $50 million at December 31, 2014 and 2013, respectively, are general assets of the Company and are subject to any claims of the Company's creditors.

The Company also offers certain employees the opportunity to participate in a non-qualified deferred compensation program. Eligible participants are allowed to defer up to $20 thousand of eligible compensation per year. The Company matches employee contributions equal to 25%, up to a maximum of $5 thousand per plan year. A participant's deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. Each participant is fully vested in their deferred compensation and vests in Company matching contributions over a four-year period at 25% per year. The amounts accrued under this plan were $36 million and $34 million at December 31, 2014 and 2013, respectively. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program's liability. The cash surrender value of such life insurance policies was $30 million and $29 million at December 31, 2014 and 2013, respectively.

For the years ended December 31, 2014, 2013 and 2012, the Company's expense for matching contributions to these plans were not material.

17.     COMMITMENTS AND CONTINGENCIES

Letter of Credit Lines and Contractual Obligations

The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 17, 2015. The Company can also issue letters of credit under its senior unsecured revolving credit facility. For further details regarding the senior unsecured revolving credit facility, see Note 13.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $69 million in letters of credit were outstanding at December 31, 2014. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 2014 are as follows:

Year Ending December 31,
2015	$193
2016	148
2017	104
2018	66
2019	47
2020 and thereafter	163

Minimum lease payments	721
Noncancelable sub-lease income	—

Net minimum lease payments	$721

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Operating lease rental expense for 2014, 2013 and 2012 totaled $242 million, $223 million and $211 million, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays and improvement allowances, is recorded on a straight-line basis over the term of the lease.

The Company has certain noncancelable commitments to purchase products or services from various suppliers, mainly for consulting and other service agreements, and standing orders to purchase reagents and other laboratory supplies. At December 31, 2014, the approximate total future purchase commitments are $235 million, of which $80 million are expected to be incurred in 2015, $111 million are expected to be incurred in 2016 through 2017 and the balance thereafter.

Contingent Lease Obligations

The Company remains subject to contingent obligations under certain real estate leases that were entered into by certain predecessor companies of a subsidiary prior to the Company's acquisition of the subsidiary. While over the course of many years, the title to the properties and interest in the subject leases have been transferred to third parties and the subject leases have been amended several times by such third parties, the lessors have not formally released the subsidiary predecessor companies from their original obligations under the leases and therefore remain contingently liable in the event of default. The remaining terms of the lease obligations and the Company's corresponding indemnifications range from 9 to 33 years. The lease payments under certain leases are subject to market value adjustments and contingent rental payments and therefore, the total contingent obligations under the leases cannot be precisely determined but are likely to total several hundred million dollars. A claim against the Company would be made only upon the current lessee's default and after a series of claims and corresponding defaults by third parties that precede the Company in the order of liability. The Company also has certain indemnification rights from other parties to recover losses in the event of default on the lease obligations. The Company believes that the likelihood of its performance under these contingent obligations is remote and no liability has been recorded for any potential payments under the contingent lease obligations.

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

In September 2009, the Company received a subpoena from the Michigan Attorney General's Office seeking documents relating to the Company's pricing and billing practices as they relate to Michigan's Medicaid program. The Company cooperated with the requests. In January 2012, the State of Michigan intervened as a plaintiff in a civil lawsuit, Michigan ex rel. Hunter Laboratories LLC v. Quest Diagnostics Incorporated, et al., filed in Michigan Superior Court. The suit, originally filed by a competitor laboratory, alleges that the Company overcharged Michigan's Medicaid program. The Company's motion for summary judgment was granted and the case was dismissed. Plaintiffs filed an appeal. The parties have settled this matter.

In July 2013, Biotechnology Value Fund, L.P. and others filed a lawsuit in the United States District Court for the Northern District of California against the Company, Celera, former directors of Celera and Credit Suisse Securities (USA) LLC (“Credit Suisse”) alleging, among other things, federal securities laws violations and breach of fiduciary duty claims against Celera, its directors and Credit Suisse. Following motions by the parties, the plaintiffs filed an amended complaint. The parties have settled this matter.

In October 2013, the Company commenced a lawsuit in the U.S. District Court for the Central District of California seeking a declaration that the Company’s BRCA1 and 2 tests do not infringe several patents of Myriad Genetics, Inc., or that the patents are invalid. Later that month, Myriad and its partners commenced a lawsuit in the U.S. District Court for the Central District of Utah against the Company alleging that the Company’s BRCA 1 and 2 tests infringed Myriad’s patents. Myriad moved to dismiss the Company’s lawsuit and to transfer all cases involving its BRCA 1 and 2 patents to the federal

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

court in Utah. The Company moved to dismiss Myriad’s lawsuit. The Multidistrict Panel for Litigation consolidated for pre-trial proceedings in the U.S. District Court for the Central District of Utah all the litigation between the Company and Myriad regarding BRCA, and the parties withdrew their motions to dismiss without prejudice. The parties have settled these matters.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of December 31, 2014, the Company does not believe that any losses related to the legal matters described above are probable. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the legal matters described above, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Reserves for Legal Matters

Reserves for legal matters, other than those described above, totaled $11 million and less than $5 million at December 31, 2014 and 2013, respectively.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled approximately $113 million and $121 million as of December 31, 2014 and 2013, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

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
Results of operations for NID, a test kit manufacturing subsidiary which was wound down in 2006, have been reported as discontinued operations in the accompanying consolidated statements of operations and related disclosures for all periods presented. The Company began reporting NID as a discontinued operation in 2006 and will continue to report NID as a discontinued operation until uncertain tax benefits associated with NID are resolved.

Summarized financial information for the discontinued operations is set forth below:

	2014	2013	2012

Net revenues	$—	$28	$117
Income (loss) from discontinued operations before taxes	1	25	(74)
Income tax expense benefit	(4)	(10)	—

Income (loss) from discontinued operations, net of taxes	$5	$35	$(74)

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Continuing cash flows from discontinued operations were not material.

The remaining balance sheet information related to NID, OralDNA and HemoCue was not material at December 31, 2014 and 2013.

19.    BUSINESS SEGMENT INFORMATION

The clinical testing that the Company performs is an essential element in the delivery of healthcare services. Physicians use clinical testing to assist in detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions.

The Company's DIS business provides information and insights based on clinical testing, including routine, esoteric, gene-based and anatomic pathology testing, and related services. Customers of the DIS business include patients, physicians, hospitals, ACOs, IDNs, employers, governmental institutions and other commercial clinical laboratories. The DIS business accounted for greater than 90% of net revenues from continuing operations in 2014, 2013 and 2012.

All other operating segments are included in the Company's DS business and consist of its risk assessment services, clinical trials testing, diagnostic products and healthcare information technology businesses. The Company's DS business offers a variety of solutions for life insurers, healthcare providers and others. The Company provides risk assessment services, testing for clinical trials, robust information technology solutions and diagnostic products.

During 2014, the Company acquired Solstas, Summit Health and Steward which are included in the Company's DIS business. See Note 5 for further details regarding business acquisitions.

During 2013, the Company acquired certain operations of UMass, ATN, Dignity and ConVerge which are included in the Company's DIS business. In addition, the Company completed the sale of Enterix in the third quarter of 2013, which is included in all other operating segments.

During 2012, the Company acquired the operations of S.E.D., which is included in the Company's DIS business.

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

At December 31, 2014, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

The following table is a summary of segment information for the years ended December 31, 2014, 2013 and 2012. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization of intangibles assets, other miscellaneous operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses, and the third quarter of 2013 pre-tax gain on the sale of the ibrutinib royalty rights and the pre-tax loss on the sale of Enterix (see Note 6). The accounting policies of the segments are the same as those of the Company as set forth in Note 2.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

	2014	2013	2012
Net revenues:
DIS business	$6,873	$6,587	$6,820
All other operating segments	562	559	563
Total net revenues	$7,435	$7,146	$7,383

Operating earnings (loss):
DIS business	$1,068	$1,201	$1,370
All other operating segments	94	76	67
General corporate activities	(179)	198	(236)
Total operating income	983	1,475	1,201
Non-operating expenses, net	(134)	(127)	(133)
Income from continuing operations before taxes	849	1,348	1,068
Income tax expense	262	500	402
Income from continuing operations	587	848	666
Income (loss) from discontinued operations, net of taxes	5	35	(74)
Net income	592	883	592
Less: Net income attributable to noncontrolling interests	36	34	36
Net income attributable to Quest Diagnostics	$556	$849	$556

	2014	2013	2012
Depreciation and amortization:
DIS business	$206	$189	$188
All other operating segments	13	12	13
General corporate	95	82	77

	314	283	278
Adjustments: Discontinued operations	—	—	9

Total depreciation and amortization	$314	$283	$287

Capital expenditures:
DIS business	$283	$196	$145
All other operating segments	17	26	24
General corporate	8	9	11

	308	231	180
Adjustments: Discontinued operations	—	—	2

Total capital expenditures	$308	$231	$182

20.    SUBSEQUENT EVENTS

During January 2015, the Company adopted a course of action related to its multi-year Invigorate program to further reduce its cost structure through 2017. This multi-year commitment will focus on standardizing processes, information technology systems, equipment and data; enhancing electronic enabling services; and enhancing reimbursement for work performed.

On January 29, 2015, the Company's Board of Directors authorized an increase in its quarterly dividend from $0.33 per share to $0.38 per share, commencing with the dividend payable in April 2015.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited)
(in millions, except per share data)

2014 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(b)	(c)	(d)	(e)
Net revenues	$1,746	$1,902	$1,904	$1,883	$7,435
Gross profit	645	728	726	699	2,798

Income from continuing operations	111	142	139	195	587
Income from discontinued operations, net of taxes	—	—	—	5	5
Net income	111	142	139	200	592
Less: Net income attributable to noncontrolling interests	7	9	10	10	36
Net income attributable to Quest Diagnostics	$104	$133	$129	$190	$556

Amounts attributable to Quest Diagnostics' stockholders:
Income from continuing operations	$104	$133	$129	$185	$551
Income from discontinued operations, net of taxes	—	—	—	5	5
Net income	$104	$133	$129	$190	$556

Earnings per share attributable to Quest Diagnostics' stockholders - basic:
Income from continuing operations	$0.72	$0.92	$0.89	$1.27	$3.80
Income from discontinued operations	—	—	—	0.03	0.03
Net income	$0.72	$0.92	$0.89	$1.30	$3.83

Earnings per share attributable to Quest Diagnostics' stockholders - diluted:
Income from continuing operations	$0.71	$0.92	$0.88	$1.26	$3.78
Income from discontinued operations	—	—	—	0.03	0.03
Net income	$0.71	$0.92	$0.88	$1.29	$3.81

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited)
(in millions, except per share data)

2013 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(f)	(g)	(h)	(i)
Net revenues	$1,787	$1,815	$1,788	$1,756	$7,146
Gross profit	695	721	699	705	2,820

Income from continuing operations	124	161	412	151	848
Income from discontinued operations, net of taxes	20	13	2	—	35
Net income	144	174	414	151	883
Less: Net income attributable to noncontrolling interests	8	9	9	8	34
Net income attributable to Quest Diagnostics	$136	$165	$405	$143	$849

Amounts attributable to Quest Diagnostics' stockholders:
Income from continuing operations	$116	$152	$403	$143	$814
Income from discontinued operations, net of taxes	20	13	2	—	35
Net income	$136	$165	$405	$143	$849

Earnings per share attributable to Quest Diagnostics' stockholders - basic:
Income from continuing operations	$0.73	$0.99	$2.68	$0.98	$5.35
Income (loss) from discontinued operations	0.13	0.08	0.02	(0.01)	0.23
Net income	$0.86	$1.07	$2.70	$0.97	$5.58

Earnings per share attributable to Quest Diagnostics' stockholders - diluted:
Income from continuing operations	$0.72	$0.99	$2.66	$0.97	$5.31
Income from discontinued operations	0.13	0.08	0.02	—	0.23
Net income	$0.85	$1.07	$2.68	$0.97	$5.54

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

(b)
Includes pre-tax charges of $24 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating the Company. Of these costs, $12 million and $12 million were included in cost of services and selling, general and administrative expenses, respectively. Also includes pre-tax charges in selling, general and administrative expenses of $4 million, principally representing costs incurred related to legal matters.

(c)
Includes pre-tax charges of $27 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating the Company. Of these costs, $11 million and $16 million were included in cost of services and selling, general and administrative expenses, respectively. Also includes pre-tax charges in selling, general and administrative expenses of $7 million, principally representing costs incurred related to legal matters.

(d)
Includes pre-tax charges of $40 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating the Company. Of these costs, $14 million, $25 million and $1 million were included in cost of services, selling, general and administrative expenses and other operating (income) expense, net, respectively. Also includes pre-tax charges in selling, general and administrative expenses of $8 million, principally representing costs incurred related to legal matters.

(e)
Includes pre-tax charges of $30 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating the Company. Of these costs, $13 million, $16 million and $1 million were included in cost of services, selling, general and administrative expenses and other operating (income) expense, net, respectively. Also includes pre-tax charges in selling, general and administrative expenses of $5 million, principally representing costs incurred related to legal matters, and a pre-tax gain included in other operating (income) expense, net of

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited)
(in millions, except per share data)

$9 million associated with a decrease in the fair value of the contingent consideration accrual associated with the Summit Health acquisition. Income from continuing operations includes a discrete benefit of $44 million associated with the favorable resolution of certain tax contingencies.

(f)
Includes pre-tax charges of $45 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating the Company. Of these costs, $18 million and $27 million were included in cost of services and selling, general and administrative expenses, respectively.

(g)
Includes pre-tax charges of $19 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating the Company. Of these costs, $7 million and $12 million were included in cost of services and selling, general and administrative expenses, respectively. Income from discontinued operations, net of taxes includes a gain on the sale of HemoCue of $14 million (see Note 18).

(h)
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

(i)
Includes pre-tax charges of $12 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating the Company. Of these costs, $7 million and $5 million were included in cost of services and selling, general and administrative expenses, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
(in millions)

	Balance at 1-1-14	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-14
Year Ended December 31, 2014
Doubtful accounts and allowances	$236	$296	$282	(a)	$250

	Balance at 1-1-13	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-13
Year Ended December 31, 2013
Doubtful accounts and allowances	$236	$270	$270	(a)	$236

	Balance at 1-1-12	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-12
Year Ended December 31, 2012
Doubtful accounts and allowances	$237	$269	$270	(a)	$236

(a)	Primarily represents the write-off of accounts receivable, net of recoveries.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
EXHIBITS TO FORM 10-K
For the fiscal year ended December 31, 2014
Commission File No. 001-12215
QUEST DIAGNOSTICS INCORPORATED

Exhibit Number	Description
3.1
Restated Certificate of Incorporation (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: May 20, 2014) and incorporated herein by reference) (Commission File Number 001-12215)

3.2
Amended and Restated By-Laws of the Company (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: May 20, 2014) and incorporated herein by reference) (Commission File Number 001-12215)

4.1
Form of 5.45% Exchange Senior Note due 2015 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 1, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.2
Form of 6.40% Senior Note due 2017 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission file Number 001-12215)

4.3
Form of 6.95% Senior Note due 2037 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission file Number 001-12215)

4.4
Form of 4.750% Senior Note due 2020 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission file Number 001-12215)

4.5
Form of 5.750% Senior Note due 2040 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission file Number 001-12215)

4.6
Form of 3.200% Senior Note due 2016 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.7
Form of 4.700% Senior Note due 2021 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.8
Form of 2.700% Senior Note due 2019 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 12, 2014) and incorporated herein by reference) (Commission File Number 001-12215)

4.9
Form of 4.250% Senior Note due 2024 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 12, 2014) and incorporated herein by reference) (Commission File Number 001-12215)

4.10
Indenture dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and the Trustee (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.11
First Supplemental Indenture, dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.12
Second Supplemental Indenture, dated as of November 26, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 26, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.13
Third Supplemental Indenture, dated as of April 4, 2002, among the Company, the Additional Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: April 1, 2002) and incorporated herein by reference) (Commission File Number 001-12215)

4.14
Fourth Supplemental Indenture dated as of March 19, 2003, among Unilab Corporation (f/k/a Quest Diagnostics Newco Incorporated), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference) (Commission File Number 001-12215)

4.15
Fifth Supplemental Indenture dated as of April 16, 2004, among Unilab Acquisition Corporation (d/b/a FNA Clinics of America), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference) (Commission File Number 001-12215)

4.16
Sixth Supplemental Indenture dated as of October 31, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: October 31, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.17
Seventh Supplemental Indenture dated as of November 21, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 21, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.18
Eighth Supplemental Indenture dated as of July 31, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: July 31, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

4.19
Ninth Supplemental Indenture dated as of September 30, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: September 30, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

4.20
Tenth Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.21
Eleventh Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.22
Twelfth Supplemental Indenture dated as of June 25, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.23
Thirteenth Supplemental Indenture dated as of November 17, 2009, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission File Number 001-12215)

4.24
Fourteenth Supplemental Indenture dated as of March 24, 2011, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.25
Fifteenth Supplemental Indenture dated as of November 30, 2011, among the Company, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's 2011 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

4.26
Sixteenth Supplemental Indenture dated as of March 12, 2014, among the Company, The Bank of New York Mellon Trust Company, N.A., (filed as an Exhibit to the Company's current report on Form 8-K and incorporated herein by reference) (Commission File Number 001-12215)

10.1‡
Amended and Restated Employee Stock Purchase Plan (filed as an Exhibit to the Company's quarterly report on form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference) (Commission file number 001-12215)

10.2‡
Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan as amended February 14, 2014 (filed as an exhibit to the Company's 2013 annual report on Form 10-K and incorporated herein by reference) (Commission file number 001-12215)

10.3‡
Amended and Restated Deferred Compensation Plan For Directors as amended October 31, 2008 (filed as an Exhibit to the Company's 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.4‡
Form of Equity Award Agreement dated as of February 25, 2013 (filed as an Exhibit to the Company's quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference) (Commission File Number 001-12215)

10.5‡
Form of Equity Award Agreement dated as of August 19, 2013 (filed as an Exhibit to the Company's quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference) (Commission File Number 001-12215)

10.6‡
Quest Diagnostics Supplemental Deferred Compensation Plan (Post 2004) amended December 22, 2008 (filed as an Exhibit to the Company's 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.7‡
Amendment No. 1 dated November 27, 2012 to Quest Diagnostics Supplemental Deferred Compensation Plan (Post 2004) amended December 22, 2008 (filed as an Exhibit to the Company's 2012 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.8‡
Quest Diagnostics Supplemental Deferred Compensation Plan (Pre-2005) amended and restated November 27, 2012 (filed as an Exhibit to the Company's 2012 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.9‡	Senior Management Incentive Plan (filed as Appendix A to the Company's Definitive Proxy Statement dated March 28, 2003 and incorporated herein by reference) (Commission File Number 001-12215)

10.10‡
Amended and Restated Quest Diagnostics Incorporated Executive Officer Severance Plan (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: May 20, 2014) and incorporated herein by reference) (Commission File Number 001-12215)

10.11‡
AmeriPath Group Holdings, Inc. 2006 Stock Option and Restricted Stock Purchase Plan (filed as an Exhibit to the Company's registration statement on Form S-8 (Registration No. 333-143889 filed with the Commission on June 19, 2007) and incorporated herein by reference) (Commission File Number 333-143889)

10.12‡
Amendment dated as of August 17, 2007 to the AmeriPath Group Holdings, Inc. 2006 Stock Option and Restricted Stock Purchase Plan (filed as an Exhibit to the Company's 2007 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.13
The Profit Sharing Plan of Quest Diagnostics Incorporated, Amended and Restated effective as of January 1, 2012 (filed as an Exhibit to the Company's 2012 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.14
401(k) Savings Plan of Quest Diagnostics Incorporated, Amended and Restated effective as of January 1, 2012 (filed as an Exhibit to the Company's 2012 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.15‡	Form of Non-Employee Director Equity Award Agreement (filed as an Exhibit to the Company's 2011 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.16‡
Form of Non-Employee Director Elective Option Award Agreement (filed as an Exhibit to the Company's 2011 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.17‡
Amended and Restated Quest Diagnostics Incorporated Long-Term Incentive Plan for Non-Employee Directors as amended February 14, 2014 (filed as an Exhibit to the Company's 2013 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.18‡
Employment Agreement between Stephen H. Rusckowski and the Company, dated April 3, 2012 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: April 9, 2012) and incorporated herein by reference) (Commission File Number 001-12215)

10.19‡	Aircraft Timesharing Agreement dated as of December 17, 2013 between the Company and Stephen H. Rusckowski

11.1
Statement re: Computation of Earnings Per Common Share (the calculation of per share earnings is in Part II, Item 8, Note 3 to the consolidated financial statements (Earnings Per Share) and is omitted in accordance with Item 601(b)(11) of Regulation S-K)

21.1*	Subsidiaries of Quest Diagnostics Incorporated

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS*	dgx-20141231.xml

101.SCH*	dgx-20141231.xsd

101.CAL*	dgx-20141231_cal.xml

101.DEF*	dgx-20141231_def.xml

101.LAB*	dgx-20141231_lab.xml

101.PRE*	dgx-20141231_pre.xml

*	Filed herewith.

**	Furnished herewith.

‡	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.