Form 10-Q
period 2015-03-31
QUEST DIAGNOSTICS INC
filed 2015-04-30
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
Commission file number 001-12215

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 23, 2015, there were outstanding 143,636,295 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Net revenues	$1,839	$1,746

Operating costs and expenses:
Cost of services	1,163	1,101
Selling, general and administrative	419	415
Amortization of intangible assets	21	22
Other operating expense, net	8	—

Total operating costs and expenses	1,611	1,538

Operating income	228	208

Other income (expense):
Interest expense, net	(45)	(39)
Equity in earnings of equity method investees	7	6
Other (expense) income, net	(78)	1

Total non-operating expenses, net	(116)	(32)

Income before income taxes	112	176
Income tax expense	42	65

Net income	70	111
Less: Net income attributable to noncontrolling interests	9	7

Net income attributable to Quest Diagnostics	$61	$104

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$0.42	$0.72
Diluted	$0.42	$0.71

Weighted average common shares outstanding:
Basic	144	144
Diluted	146	145

Dividends per common share	$0.38	$0.33
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(unaudited)
(in millions)

	Three Months Ended March 31,
	2015	2014
Net income	$70	$111

Other comprehensive (loss) income:
Currency translation	(6)	(1)
Market valuation, net of tax	2	—
Net deferred loss on cash flow hedges, net of tax	1	(2)

Other comprehensive loss	(3)	(3)

Comprehensive income	67	108
Less: Comprehensive income attributable to noncontrolling interests	9	7

Comprehensive income attributable to Quest Diagnostics	$58	$101
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 AND DECEMBER 31, 2014
(unaudited)
(in millions, except per share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$974	$192
Accounts receivable, net of allowance for doubtful accounts of $257 and $250 at March 31, 2015 and December 31, 2014, respectively	949	932
Inventories	106	110
Deferred income taxes	158	169
Prepaid expenses and other current assets	188	200

Total current assets	2,375	1,603
Property, plant and equipment, net	902	933
Goodwill	5,986	6,032
Intangible assets, net	1,041	1,071
Other assets	254	238
Non-current assets held for sale	55	—

Total assets	$10,613	$9,877

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,046	$1,191
Current portion of long-term debt	1,043	518

Total current liabilities	2,089	1,709
Long-term debt	3,688	3,244
Other liabilities	565	594
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized at both March 31, 2015 and December 31, 2014; 216 shares and 215 shares issued at March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	2,427	2,418
Retained earnings	5,729	5,723
Accumulated other comprehensive loss	(30)	(27)
Treasury stock, at cost; 72 shares and 71 shares at March 31, 2015 and December 31, 2014	(3,885)	(3,815)

Total Quest Diagnostics stockholders’ equity	4,243	4,301
Noncontrolling interests	28	29

Total stockholders’ equity	4,271	4,330

Total liabilities and stockholders’ equity	$10,613	$9,877
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(unaudited)
(in millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$70	$111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78	75
Provision for doubtful accounts	79	75
Deferred income tax provision (benefit)	14	(10)
Stock-based compensation expense	12	12
Excess tax benefits from stock-based compensation arrangements	(2)	—
Non-cash portion of loss on retirement of debt	1	—
Other, net	6	(2)
Changes in operating assets and liabilities:
Accounts receivable	(97)	(152)
Accounts payable and accrued expenses	(120)	(86)
Income taxes payable	10	70
Other assets and liabilities, net	1	(9)

Net cash provided by operating activities	52	84

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(567)
Capital expenditures	(56)	(68)
Decrease (increase) in investments and other assets	1	(1)

Net cash used in investing activities	(55)	(636)

Cash flows from financing activities:
Proceeds from borrowings	1,389	1,513
Repayments of debt	(440)	(923)
Purchases of treasury stock	(110)	(32)
Exercise of stock options	35	12
Excess tax benefits from stock-based compensation arrangements	2	—
Dividends paid	(48)	(43)
Distributions to noncontrolling interests	(10)	(3)
Other financing activities, net	(33)	(15)

Net cash provided by financing activities	785	509

Net change in cash and cash equivalents	782	(43)
Cash and cash equivalents, beginning of period	192	187

Cash and cash equivalents, end of period	$974	$144
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(unaudited)
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2014	144	$2	$2,418	$5,723	$(27)	$(3,815)	$29	$4,330
Net income				61			9	70
Other comprehensive loss, net of tax					(3)			(3)
Dividends declared				(55)				(55)
Distributions to noncontrolling interests							(10)	(10)
Issuance of common stock under benefit plans	1		1			4		5
Stock-based compensation expense			11			1		12
Exercise of stock options	1					35		35
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(6)					(6)
Tax benefits associated with stock-based compensation plans			3					3
Purchases of treasury stock	(2)					(110)		(110)

Balance, March 31, 2015	144	$2	$2,427	$5,729	$(30)	$(3,885)	$28	$4,271

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2013	144	$2	$2,379	$5,358	$(8)	$(3,783)	$25	$3,973
Net income				104			7	111
Other comprehensive loss, net of tax					(3)			(3)
Dividends declared				(47)				(47)
Distributions to noncontrolling interests							(3)	(3)
Issuance of common stock under benefit plans	1					5		5
Stock-based compensation expense			11			1		12
Exercise of stock options			(2)			14		12
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(5)					(5)
Tax benefits associated with stock-based compensation plans			(2)					(2)
Purchases of treasury stock	(1)					(32)		(32)
Other							(1)	(1)

Balance, March 31, 2014	144	$2	$2,381	$5,415	$(11)	$(3,795)	$28	$4,020
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in millions unless otherwise indicated)

1.    DESCRIPTION OF BUSINESS

Background

Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") empower people to take action to improve health outcomes.  The Company uses its extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve health care management.  The Company's diagnostic information services business ("DIS") provides insights through clinical testing and related services to patients, physicians, hospitals, accountable care organizations ("ACOs"), integrated delivery networks ("IDNs"), health plans, employers and others. The Company offers the broadest access in the United States to diagnostic information services through its nationwide network of laboratories, Company-owned patient service centers and phlebotomists in physician offices. The Company is the world's leading provider of diagnostic information services, including routine clinical testing, gene-based and esoteric testing, anatomic pathology services and drugs-of-abuse testing, as well as related services and insights. The Company provides interpretive consultation through the organization, with one of the largest medical and scientific staffs in the industry and hundreds of M.D.s and Ph.D.s, many of whom are recognized leaders in their fields. The Company's Diagnostic Solutions ("DS") businesses offer a variety of solutions for life insurers, healthcare providers and others. The Company also is the leading provider of risk assessment services for the life insurance industry as well as a leading provider of central laboratory testing for clinical trials. The Company's diagnostics products business manufactures and markets diagnostic products. In addition, the Company offers healthcare organizations, clinicians and patients robust information technology solutions.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, comprehensive income, financial condition, cash flows and stockholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2014 Annual Report on Form 10-K. The year-end balance sheet data was derived from the audited financial statements as of December 31, 2014, but does not include all the disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Adoption of New Accounting Standards

On January 1, 2015, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board ("FASB") related to the presentation and reporting of discontinued operations, including the disposals of components of an entity. The standard changes the criteria for reporting discontinued operations and requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The impact of this standard on the Company’s results of operations, financial position, cash flows and disclosures will be assessed as part of any future disposal activity.

New Accounting Pronouncements

In May 2014, the FASB issued an accounting standard update ("ASU") on revenue recognition. This ASU outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific guidance from GAAP. The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The standard requires additional disclosures including those that are qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for the Company in the first quarter of 2017 with the option of using a full retrospective method or a modified retrospective method. In April 2015, the FASB proposed a deferral of the effective date of this ASU by one year, but permits entities to adopt one year earlier if they choose.  The proposal to defer the effective date is currently not approved. The Company is currently assessing the impact of the adoption of this ASU on the Company’s results of operations, financial position and cash flows.

In February 2015, the FASB issued an ASU which makes targeted amendments to the current consolidation guidance for variable interest entities and limited partnerships and similar entities. The ASU is effective for the Company in the first quarter of 2016 with the option of using a full retrospective or a modified retrospective method. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position, and cash flows.

In April 2015, the FASB issued an ASU which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. Currently debt issuance costs are recognized as an asset. The ASU is effective for the Company in the first quarter of 2016 and is required to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position, and cash flows.

In April 2015, the FASB issued an ASU which provides guidance in determining whether a cloud computing arrangement includes a software license.  If it is determined that a cloud computing arrangement does include a software license, the software element of the arrangement should be accounted for consistent with the acquisition of other software licenses.  If the arrangement does not include a software license, it should be accounted for as a service contract.  The ASU is effective for the Company in the first quarter of 2016 and can be applied prospectively to all arrangements entered into or materially modified after the effective date or retrospectively.  The Company does not expect the adoption of this ASU to have a material impact on its results of operations, financial position and cash flows.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended March 31,
	2015	2014
Amounts attributable to Quest Diagnostics’ stockholders:
Net income attributable to Quest Diagnostics	$61	$104
Less: Earnings allocated to participating securities	—	1

Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$61	$103

Weighted average common shares outstanding – basic	144	144
Effect of dilutive securities:
Stock options and performance share units	2	1

Weighted average common shares outstanding – diluted	146	145

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$0.42	$0.72
Diluted	$0.42	$0.71

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect (shares in millions):

	Three Months Ended March 31,
	2015	2014
Stock options and performance share units	1	6

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

In January 2015, the Company adopted a course of action related to its multi-year Invigorate program to further reduce its cost structure through 2017. This multi-year course of action continues to focus on the flagship program opportunities and new key opportunities such as: standardizing processes, information technology systems, equipment and data; enhancing electronic enabling services; and enhancing reimbursement for work performed. The estimated pre-tax charges expected to be incurred in 2015 in connection with this course of action are: $25 million to $30 million of employee separation costs and $10 million to $15 million of facility-related costs and asset impairment charges.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

The following table provides a summary of the Company's pre-tax restructuring charges associated with its Invigorate program and other restructuring activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Employee separation costs	$15	$8
Facility-related costs	—	1

Total restructuring charges	$15	$9

Total restructuring charges incurred in the three months ended March 31, 2015 are associated with various workforce reduction initiatives as the Company continues to simplify and restructure its organization. Of the total $15 million in restructuring charges incurred during the three months ended March 31, 2015, $13 million and $2 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Total restructuring charges incurred for the three months ended March 31, 2014 are primarily associated with various workforce reduction initiatives as the Company continued to simply its organization. Of the total $9 million in restructuring charges incurred during the three months ended March 31, 2014, $8 million and $1 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Charges for both periods presented were primarily recorded in the Company's DIS business.

The following table summarizes activity in the restructuring liability as of March 31, 2015:

	Employee Separation Costs	Facility-Related Costs	Total

Balance, December 31, 2014	$18	$11	$29
Current period charges	15	—	15
Less:
Cash payments	(10)	(1)	(11)
Other / adjustments	—	(3)	(3)

Balance, March 31, 2015	$23	$7	$30

5.     BUSINESS ACQUISITIONS

In the first quarter of 2015, the Company finalized the purchase price allocations associated with the 2014 acquisitions of Solstas Lab Partners Group ("Solstas") and Summit Health, Inc. ("Summit Health"). The purchase price allocation adjustments recorded in the three months ended March 31, 2015 were not material. For further details regarding the Company's 2014 acquisitions, see Note 5 to the consolidated financial statements in the Company's 2014 Annual Report on Form 10-K. For further details regarding the fair value of the estimated contingent consideration associated with the Summit Health and Steward Health Care Systems, LLC ("Steward") acquisitions, see Note 7.

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

Three Months Ended March 31,
2014

Pro forma net revenues	$1,827

Pro forma net income	$109

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$0.71
Diluted	$0.70

6.     ASSETS HELD FOR SALE

On March 30, 2015, the Company entered into a definitive agreement with Quintiles Transnational Holdings Inc.
to form a global clinical trials central laboratory services joint venture. In connection with the transaction, the Company will contribute certain assets of its clinical trials testing business ("Clinical Trials") to the newly formed entity in exchange for a non-controlling, 40% ownership interest. The transaction is expected to close no later than the third quarter of 2015, subject to standard and customary closing conditions.

The assets of Clinical Trials that will be contributed to the joint venture, principally consisting of property, plant and equipment, net and goodwill, have been reclassified into non-current assets held for sale in the consolidated balance sheet at March 31, 2015. Upon formation, the Company expects to recognize a gain based on the difference between the fair value of the Company’s equity interest in the newly formed entity over the carrying value of the assets contributed. The gain will be recorded in the period in which the transaction closes and may be material to the Company's results of operations.

Clinical Trials, which is included in all other operating segments, has not been classified as discontinued operations. For further details regarding business segment information, see Note 14.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

7.     FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$49	$49	$—	$—
Cash surrender value of life insurance policies	31	—	31	—
Interest rate swaps	31	—	31	—
Available-for-sale equity securities	10	10	—	—
Put option	1	—	—	1

Total	$122	$59	$62	$1

Liabilities:
Deferred compensation liabilities	$85	$—	$85	$—
Contingent consideration	17	—	—	17
Interest rate swaps	5	—	5	—
Call option	5	—	—	5

Total	$112	$—	$90	$22

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

A full description regarding the Company's fair value measurements is contained in Note 7 to the consolidated financial statements in the Company's 2014 Annual Report on Form 10-K.

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

Investment in available-for-sale equity securities represents an investment in registered shares of a publicly-held company listed on the Euronext Paris exchange. The Company's investment in available-for-sale equity securities is classified within Level 1 of the fair value hierarchy because the fair value is obtained from quoted prices in an active market.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

In connection with the acquisition of certain businesses of UMass, the Company granted to UMass a call option and UMass granted to the Company a put option for UMass to acquire an 18.90% equity interest in a newly formed entity. The put and call options are derivative instruments that have a remaining vesting period of approximately 1 month and their fair values have been measured using a combination of discounted cash flows and the Black-Scholes-Merton option pricing model. There were no material changes in the fair value measurements using significant unobservable inputs associated with the UMass put option derivative asset or the call option derivative liability at March 31, 2015.

In April 2014, and as further detailed in Note 5 to the consolidated financial statements in the Company's 2014 Annual Report on Form 10-K, the Company completed the acquisitions of Summit Health and Steward. In connection with these acquisitions the Company initially recorded an aggregate contingent consideration liability of $26 million. The contingent consideration liability was classified within Level 3 measured at fair value using a probability weighted and discounted cash flow method. These measurements are based on externally obtained inputs and management's probability assessments of the occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligations, as well as the likelihood of achieving financial targets. The initial probability estimate of the occurrence of such triggering events associated with the amounts the Company could be obligated to pay in future periods for both Summit Health and Steward was between 5% and 95%. The probability-weighted cash flows were then discounted using a discount rate of 1.5% to 2.8%. During the fourth quarter of 2014, as a result of a lower revenue forecast for Summit Health in 2015, the estimated fair value of the contingent consideration was reduced to $13 million. The contingent consideration associated with Summit Health is projected to be paid in the first quarter of 2016, with a maximum payment of $25 million. The contingent consideration associated with Steward is projected to be paid out in four equal annual installments beginning in 2015, with a maximum payout of $5 million in total. There were no material changes in the fair value measurements using significant unobservable inputs associated with the contingent consideration liability at March 31, 2015.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At March 31, 2015, the fair value of the Company’s debt was estimated at $5.1 billion, which exceeded the carrying value by $357 million. At December 31, 2014, the fair value of the Company's debt was estimated at $4.2 billion, which exceeded the carrying value by $396 million. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

8.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the three months ended March 31, 2015 and for the year ended December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Balance, beginning of period	$6,032	$5,649
Goodwill acquired during the period	1	383
Reclassification to assets held for sale	(47)	—
Balance, end of period	$5,986	$6,032

Principally all of the Company’s goodwill as of March 31, 2015 and December 31, 2014 is associated with its DIS business.

For the three months ended March 31, 2015, reclassification to assets held for sale was principally associated with Clinical Trials. For further details regarding assets held for sale, see Note 6.

For the year ended December 31, 2014, goodwill acquired was principally associated with the Solstas, Summit Health, and Steward acquisitions, of which $103 million is deductible for tax purposes. Acquisitions during the year also resulted in $270 million of intangible assets, principally comprised of customer-related intangibles and trade names. For further details regarding the Company's 2014 acquisitions, see Note 5 to the consolidated financial statements in the Company's 2014 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Intangible assets at March 31, 2015 and December 31, 2014 consisted of the following:

	Weighted Average Amortization Period (in years)	March 31, 2015			December 31, 2014
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related intangibles	19	$922	$(265)	$657	$929	$(259)	$670
Non-compete agreements	5	43	(40)	3	43	(37)	6
Technology	14	117	(40)	77	118	(38)	80
Other	8	142	(83)	59	152	(82)	70
Total	17	1,224	(428)	796	1,242	(416)	826

Intangible assets not subject to amortization:
Trade names		244	—	244	244	—	244
Other		1	—	1	1	—	1
Total intangible assets		$1,469	$(428)	$1,041	$1,487	$(416)	$1,071

Amortization expense related to intangible assets was $21 million and $22 million for the three months ended March 31, 2015 and 2014, respectively.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2015 is as follows:

Year Ending December 31,
Remainder of 2015	$59
2016	71
2017	67
2018	63
2019	62
2020	62
Thereafter	412
Total	$796

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

9.    DEBT

Long-term debt at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014

5.45% Senior Notes due November 2015	$500	$500
3.20% Senior Notes due April 2016	304	304
6.40% Senior Notes due July 2017	375	375
2.70% Senior Notes due April 2019	300	300
4.75% Senior Notes due January 2020	526	524
2.50% Senior Notes due March 2020	299	—
4.70% Senior Notes due April 2021	557	549
4.25% Senior Notes due April 2024	318	311
3.50% Senior Notes due March 2025	602	—
6.95% Senior Notes due July 2037	246	421
5.75% Senior Notes due January 2040	368	439
4.70% Senior Notes due March 2045	300	—
Other	36	39

Total long-term debt	4,731	3,762
Less: current portion of long-term debt	1,043	518

Total long-term debt, net of current portion	$3,688	$3,244

2015 Senior Notes Offering

In March 2015, the Company completed a $1.2 billion senior notes offering (the “2015 Senior Notes”) that was sold in three tranches: (a) $300 million aggregate principal amount of 2.50% senior notes due March 2020, issued at a discount of $1 million; (b) $600 million aggregate principal amount of 3.50% senior notes due March 2025; and (c) $300 million aggregate principal amount of 4.70% senior notes due March 2045. These senior notes are unsecured obligations of the Company and rank equally with the Company's other senior unsecured obligations. None of the Company's senior notes have a sinking fund requirement.

The Company incurred $11 million of costs associated with the 2015 Senior Notes, which is included in other assets and is being amortized over the term of the related debt.

Retirement of Debt

In March 2015, the Company commenced a cash tender offer to purchase up to $250 million aggregate principal amount of its 6.95% Senior Notes due July 2037 and 5.75% Senior Notes due January 2040. The Company repurchased $176 million of its 6.95% Senior Notes due July 2037 and $74 million of its 5.75% Senior Notes due January 2040. For the three months ended March 31, 2015, the Company recorded a loss on retirement of debt in other (expense) income, net of $79 million, principally comprised of premiums paid under the cash tender offer.

Current Portion of Long-Term Debt

In March 2015, the Company issued redemption notices to retire all of the 5.45% Senior Notes due November 2015, $150 million of the 3.2% Senior Notes due April 2016 and all of the 6.4% Senior Notes due July 2017. As a result, these senior notes are included in current portion of long-term debt at March 31, 2015. The redemption of these senior notes was completed in April 2015. For further details regarding the redemption, see Note 15.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

At December 31, 2014, current portion of long-term debt was principally comprised of the 5.45% Senior Notes due November 2015.

Maturities of Long-Term Debt

As of March 31, 2015, long-term debt matures as follows:

Year Ending December 31,
Remainder of 2015	$1,043
2016	158
2017	6
2018	3
2019	301
2020	800
Thereafter	2,375

Total maturities of long-term debt	4,686
Unamortized discount	(18)
Fair value basis adjustments attributable to hedged debt	63

Total long-term debt	4,731
Current portion of long-term debt	1,043

Total long-term debt, net of current portion	$3,688

For further discussion regarding the Company's debt, see Note 13 to the consolidated financial statements in the Company's 2014 Annual Report on Form 10-K.

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

During the fourth quarter of 2013 and first quarter of 2014, the Company entered into various forward starting interest rate swap agreements for an aggregate notional amount of $150 million which were accounted for as cash flow hedges. In connection with the issuance of the 2015 Senior Notes, all of these agreements were settled and the Company paid $17 million. These losses are deferred in stockholders’ equity, net of income taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense over the term of the Senior Notes due 2025.

In March 2015, the Company entered into interest rate lock agreements with several financial institutions for a total notional amount of $350 million which were accounted for as cash flow hedges. These agreements were entered into to hedge a portion of the Company’s interest rate exposure associated with variability in future cash flows attributable to changes in the five-year, ten-year and thirty-year treasury rates related to the planned issuance of the 2015 Senior Notes. In connection with the issuance of the 2015 Senior Notes, these agreements were settled and the Company received $3 million. These gains are deferred in stockholders’ equity, net of income taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense over the term of the respective senior notes.

The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges as of March 31, 2015 and December 31, 2014 was $14 million and $15 million, respectively. The loss recognized on the Company's cash flow hedges for the three months ended March 31, 2015 and 2014, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $3 million.

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. A summary of the notional amounts of these interest rate swaps as of March 31, 2015 and December 31, 2014 is as follows:

		Notional Amount
Debt Instrument	Floating Rate Paid by the Company	March 31, 2015	December 31, 2014

3.20% Senior Notes due April 2016	Six-month LIBOR plus a 2.3% spread	$200	$200
4.75% Senior Notes due January 2020	One-month LIBOR plus a 3.6% spread	350	350
4.70% Senior Notes due April 2021	One-month LIBOR plus a 2.45% to 3.39% spread	400	400
4.25% Senior Notes due April 2024	One-month LIBOR plus a 1.54% to 1.59% spread	250	250
3.50% Senior Notes due March 2025	One-month LIBOR plus a 1.44% spread	200	—

		$1,400	$1,200

Since inception, the fair value hedges have been effective or highly effective; therefore, there is no impact on earnings for the three months ended March 31, 2015 and 2014 as a result of hedge ineffectiveness.

Interest Rate Derivatives - Economic Hedges

In March 2015, in connection with the cash tender offer and redemption discussed in Notes 9 and 15, the Company entered into reverse interest rate lock agreements with several financial institutions which were not designated for hedge accounting. The Company entered into these agreements to hedge the variability in cash flows associated with $280 million of the $1.3 billion principal amount of debt to be retired in the first and second quarters of 2015. Certain of these agreements were settled during the first quarter of 2015 which resulted in a gain of $3 million which was recognized in other (expense) income,

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

net. The remaining agreements will be settled in the second quarter of 2015 and their fair value at March 31, 2015 was not material.

A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	March 31, 2015		December 31, 2014
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$31	Other assets	$17

Liability Derivatives:
Interest rate swaps	Other liabilities	5	Other liabilities	13
Forward starting interest rate swaps	Other liabilities	—	Other liabilities	15
Total Liability Derivatives		5		28

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Put option	Prepaid expenses and other current assets	1	Prepaid expenses and other current assets	1

Liability Derivatives:
Call option	Accounts payable and accrued expenses	5	Accounts payable and accrued expenses	5

Total Net Derivatives Assets (Liabilities)		$22		$(15)

A full description regarding the Company's use of derivative financial instruments is contained in Note 14 to the consolidated financial statements in the Company's 2014 Annual Report on Form 10-K.

11.    STOCKHOLDERS’ EQUITY

Components of Comprehensive Income

The market valuation adjustments represent unrealized holding gains (losses) on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 10). For the three months ended March 31, 2015 and 2014, the tax effects related to the market valuation adjustments and deferred losses were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

Dividend Program

During the first quarter of 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.38 per common share. During each of the quarters of 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.33 per common share.

Share Repurchase Program

At March 31, 2015, $586 million remained available under the Company’s share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

For the three months ended March 31, 2015, the Company repurchased 1.5 million shares of its common stock at an average price of $71.48 per share for $110 million. For the three months ended March 31, 2015, the Company reissued 0.7 million shares for employee benefit plans.

For the three months ended March 31, 2014, the Company repurchased 0.6 million shares of its common stock at an average price of $52.80 per share for a total of $32 million. For the three months ended March 31, 2014, the Company reissued 0.4 million shares for employee benefit plans.

12.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow and other data for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Depreciation expense	$57	$53
Amortization expense	21	22

Depreciation and amortization expense	$78	$75

Interest expense	$(45)	$(40)
Interest income	—	1

Interest expense, net	$(45)	$(39)

Interest paid	$54	$52
Income taxes paid	19	9

Assets acquired under capital leases	—	2
Accounts payable associated with capital expenditures	$11	$7

Businesses acquired:
Fair value of assets acquired	$—	$646
Fair value of liabilities assumed	—	70

Fair value of net assets acquired	—	576
Less: Cash acquired	—	9

Business acquisitions, net of cash acquired	$—	$567

13.     COMMITMENTS AND CONTINGENCIES

The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 17, 2015. The Company can also issue letters of credit under its senior unsecured revolving credit facility. For further discussion regarding the Company's senior unsecured revolving credit facility, see Note 13 to the consolidated financial statements in the Company's 2014 Annual Report on Form 10-K.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $68 million in letters of credit, principally associated with the Letter of Credit Line, were outstanding at March 31, 2015. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Contingent Lease Obligations

The Company remains subject to contingent obligations under certain real estate leases that were entered into by certain predecessor companies of a subsidiary prior to the Company's acquisition of the subsidiary. No liability has been recorded for any of these potential contingent obligations. See Note 17 to the consolidated financial statements contained in the Company’s 2014 Annual Report on Form 10-K for further details.

Settlements

In 2010, a purported class action entitled In re Celera Corp. Securities Litigation was filed in the United States District Court for the Northern District of California against Celera Corporation and certain of its directors and current and former officers. An amended complaint filed in October 2010 alleges that from April 2008 through July 22, 2009, the defendants made false and misleading statements regarding Celera's business and financial results with an intent to defraud investors. The complaint was further amended in 2011 to add allegations regarding a financial restatement. The amended complaint seeks unspecified damages on behalf of an alleged class of purchasers of Celera's stock during the period in which the alleged misrepresentations were made. The Company's motion to dismiss the complaint was denied. Celera and the director and officer defendants have reached an agreement to settle this action, which the court has preliminarily approved. The settlement is fully covered by insurance.

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

In June 2010, the Company received a subpoena from the Florida Attorney General's Office seeking documents relating to the Company's pricing and billing practices as they relate to Florida’s Medicaid program. The Company cooperated with the requests. In November 2013, the State of Florida intervened as a plaintiff in a civil lawsuit, Florida ex rel. Hunter Laboratories LLC v. Quest Diagnostics Incorporated, et al., filed in Florida Circuit Court. The suit, originally filed by a competitor laboratory, alleges that the Company overcharged Florida’s Medicaid program. The Company's motion to dismiss the state's amended complaint was denied.

In April 2015, a qui tam civil lawsuit entitled United States ex rel. Mayes v. Berkeley HeartLab, Inc., et al., filed in the U.S. District Court for the District of South Carolina, was unsealed. The complaint alleges that certain alleged business practices of the defendants violate the False Claims Act, and seeks monetary relief. The United States has intervened as a plaintiff as to Berkeley HeartLab, Inc., a subsidiary of the Company; the United States did not intervene as a plaintiff as to Quest Diagnostics Incorporated. Before the lawsuit was unsealed, Berkeley HeartLab and Quest Diagnostics Incorporated had received subpoenas, civil investigative demands and interrogatories related to the matter.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of March 31, 2015, the Company does not believe that any losses related to the legal matters described above are probable. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the legal matters described above, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

Reserves for Legal Matters

Reserves for legal matters, other than those described above, totaled $12 million and $11 million at March 31, 2015 and December 31, 2014, respectively.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled approximately $113 million at both March 31, 2015 and December 31, 2014. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

14.    BUSINESS SEGMENT INFORMATION

The Company's DIS business provides insights through clinical testing and related services to patients, physicians, hospitals, ACOs, IDNs, health plans, employers and others. The Company is the world's leading provider of diagnostic information services, including routine clinical testing, gene-based and esoteric testing, anatomic pathology services and drugs-of-abuse testing, as well as related services and insights. The DIS business accounted for greater than 90% of net revenues in 2015 and 2014.

All other operating segments include the Company's DS businesses, which consists of its risk assessment services, clinical trials testing, diagnostic products and healthcare information technology businesses. The Company's DS business offers a variety of solutions for life insurers, healthcare providers and others. The Company provides risk assessment services, testing for clinical trials, robust information technology solutions and diagnostic products.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

During 2015, the Company classified certain assets of Clinical Trials, which is included in all other operating segments, as held for sale. For further details regarding assets held for sale, see Note 6.

During 2014, the Company acquired Solstas, Summit Health and Steward which are included in the Company's DIS business.

At March 31, 2015, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

The following table is a summary of segment information for the three months ended March 31, 2015 and 2014. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization or impairment of intangibles assets, other operating income and expenses net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the consolidated financial statements contained in the Company’s 2014 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended March 31,
	2015	2014
Net revenues:
DIS business	$1,692	$1,614
All other operating segments	147	132

Total net revenues	$1,839	$1,746

Operating earnings (loss):
DIS business	$242	$231
All other operating segments	26	18
General corporate activities	(40)	(41)

Total operating income	228	208
Non-operating expenses, net	(116)	(32)

Income before income taxes	112	176
Income tax expense	42	65

Net income	70	111
Less: Net income attributable to noncontrolling interests	9	7

Net income attributable to Quest Diagnostics	$61	$104

15.    SUBSEQUENT EVENT

In April 2015, the Company redeemed all of the $500 million 5.45% Senior Notes due November 2015, $150 million or 50% of the 3.2% Senior Notes due April 2016 and all of the $375 million 6.4% Senior Notes due July 2017. In connection with these redemptions, the Company will incur pre-tax charges on retirement of debt of approximately $64 million, principally comprised of premiums paid, in the second quarter of 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

Quest Diagnostics is the world's leading provider of diagnostic information services empowering people to take action to improve health outcomes.  We use our extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve health care management.  Our diagnostic information services business ("DIS") provides insights through clinical testing and related services to patients, physicians, hospitals, accountable care organizations, integrated delivery networks, health plans, employers and others and makes up over 90% of our consolidated net revenues. The balance of our net revenues are derived from our Diagnostic Solutions ("DS") businesses, which consist of our risk assessment services, clinical trials testing, diagnostic products and healthcare information technology businesses. Our business segment information is disclosed in Note 14 to the interim unaudited consolidated financial statements.

First Quarter Highlights

Our first quarter performance reflects improved execution in a stable business environment. Our total net revenues of $1.8 billion were 5.3% above the prior year period, despite a harsh winter in many parts of the country. Excluding the impact of our 2014 acquisitions, consisting of Solstas Lab Partners Group ("Solstas"), Summit Health, Inc. ("Summit Health") and Steward Health Care Systems, LLC ("Steward"), total net revenues grew by 0.7%. DIS revenues of $1.7 billion were 4.9% above the prior year period. DIS volume, measured by the number of requisitions, increased 5.6% compared to the prior year period. Excluding the impact of our 2014 acquisitions, DIS revenues, volume and revenue per requisition were essentially unchanged compared to the prior year period. DS revenues were $147 million, which was 11.2% above the prior year period. The increase in DS revenues was primarily driven by our clinical trials testing, diagnostic products and risk assessment services businesses. Net income attributable to Quest Diagnostics' stockholders was $61 million, or $0.42 per diluted share, for the three months ended March 31, 2015 and was negatively impacted by an after-tax loss of $53 million, or $0.36 per diluted share, associated with the early retirement of debt and related refinancing charges. Additionally, the Medicare Access and CHIP Reauthorization Act was recently enacted to permanently reform the Medicare physician payment methodology and should provide more near term stability for Medicare's Physician Fee Schedule.

Five-point Strategy

We made continued progress on the execution of our five-point strategy during the first quarter of 2015.

•	We grew total net revenues 5.3% to $1.8 billion, despite a harsh winter in many parts of the country.

•
We entered into a definitive agreement with Quintiles Transnational Holdings Inc. ("Quintiles") to form a global clinical trials central laboratory services joint venture into which we will contribute our clinical trials testing business and in exchange receive a non-controlling 40% ownership interest. The transaction is expected to close no later than the third quarter of 2015, subject to standard and customary closing conditions.

•	We increased our quarterly dividend 15% from $0.33 to $0.38 per common share, or $1.52 annually, commencing with the dividend paid in April 2015.

•	We repurchased $110 million of our common stock as part of our Common Stock repurchase program.

•
We completed a $1.2 billion senior notes offering and used the proceeds to retire over $1.2 billion in outstanding senior notes in the first and second quarters of 2015, resulting in reduced future interest expense and an improved maturity profile.

Invigorate Program

We are engaged in a multi-year program called Invigorate. We delivered more than $700 million in run-rate savings as we exited 2014. In November 2014, we announced our goal to deliver an additional $600 million in run-rate savings as we exit 2017. Achieving this goal would bring the total savings from the Invigorate program to $1.3 billion in run-rate savings, compared to 2011.

Invigorate has consisted of several flagship programs, with structured plans in each, to drive savings and improve performance across the customer value chain. These flagship programs include: organization excellence; information technology excellence; procurement excellence; service excellence; lab excellence; and billing excellence. In addition to these programs, we have identified new key opportunities to change how we operate in order to meet our goal of delivering the additional $600 million in run-rate savings as we exit 2017. These new key opportunities include: standardizing our processes, information technology systems, equipment and data; enhancing electronic enabling services; and enhancing reimbursement for work we perform. We believe that our efforts to standardize our information technology systems, equipment and data also will foster our efforts to restore growth, supporting the value creation initiatives of our clinical franchises by enhancing our operational flexibility, empowering and enhancing the customer experience, facilitating the delivery of actionable insights and bolstering our large data platform.

In January 2015, we adopted a course of action related to this multi-year program. We developed a high-level estimate of the pre-tax charges expected to be incurred in connection with the course of action for the program: $300 million. We also developed high-level estimates of the pre-tax charges expected to be incurred in connection with the course of action for 2015 totaling $95 million to $115 million consisting of: $25 million to $30 million of employee separation costs; $10 million to $15 million of facility-related costs and asset impairment charges; and $60 million to $70 million of systems conversion and integration costs. As detailed plans to implement the course of action are approved and executed, it will result in charges to earnings. Principally all of the total estimated pre-tax charges expected to be incurred in 2015 are anticipated to result in cash expenditures. The actual charges incurred in connection with the course of action in 2015 could be materially different from these estimates.

From 2012 through 2014, the cumulative charges recorded in connection with the Invigorate program were approximately $266 million, including approximately $178 million of cumulative pre-tax employee separation costs and other restructuring related costs. Through March 31, 2015, the cumulative charges recorded in connection with the January 2015 course of action were approximately $26 million, including approximately $15 million of cumulative pre-tax employee separation costs and other restructuring related costs.

For additional information on the Invigorate program and associated costs, see Note 4 to the interim unaudited consolidated financial statements.

Assets Held for Sale

At March 31, 2015, we classified certain assets of our clinical trials testing business as held for sale in our interim unaudited consolidated balance sheet.

On March 30, 2015, we entered into a definitive agreement with Quintiles to form a global clinical trials central laboratory services joint venture. In connection with the transaction, we will contribute certain assets of our clinical trials testing business to the newly formed entity in exchange for a non-controlling, 40% ownership interest. The transaction is expected to close no later than the third quarter of 2015, subject to standard and customary closing conditions.

Upon formation, we expect to recognize a gain based on the difference between the fair value of our equity interest in the newly formed entity over the carrying value of the assets contributed. The gain will be recorded in the period in which the transaction closes and may be material to our results of operations.

For further details regarding assets held for sale, see Note 6 to the to the interim unaudited consolidated financial statements.

Senior Notes Offering

In March 2015, we completed a $1.2 billion senior notes offering (the "2015 Senior Notes") that was sold in three tranches: (a) $300 million aggregate principal amount of 2.50% senior notes due March 2020, issued at a discount of $1 million; (b) $600 million aggregate principal amount of 3.50% senior notes due March 2025; and (c) $300 million aggregate principal amount of 4.70% senior notes due March 2045. The proceeds from the 2015 Senior Notes were used to fund the cash tender offer ("Tender Offer") in March 2015 in which we purchased $176 million of our 6.95% Senior Notes due July 2037 and $74 million of our 5.75% Senior Notes due January 2040. In connection with the Tender Offer, we recorded a $79 million pre-tax loss on early retirement of debt.

The remaining proceeds from the 2015 Senior Notes, together with borrowing under our existing credit facilities, were used in April 2015 to redeem all of our $500 million 5.45% Senior Notes due November 2015, $150 million, or 50%, of our 3.2% Senior Notes due April 2016 and all of our $375 million 6.4% Senior Notes due July 2017 (the "April 2015 Redemption"). In connection with the April 2015 Redemption, we will incur pre-tax charges on early retirement of debt of approximately $64 million in the second quarter of 2015.

The 2015 Senior Notes, Tender Offer and April 2015 Redemption are further described in Note 9 to the interim unaudited consolidated financial statements. In addition, the April Redemption is described in Note 15 to the interim unaudited consolidated financial statements.

Critical Accounting Policies

Other than the "Accounting for stock-based compensation expense - valuation of stock option awards" discussed below, there have been no significant changes to our critical accounting policies from those disclosed in our 2014 Annual Report on Form 10-K.

Accounting for stock-based compensation expense - valuation of stock option awards

Beginning in 2015, we changed the method for estimating the fair value of our stock option awards from a lattice-based option-valuation method to a Black-Scholes option-valuation model which has been applied prospectively to stock option awards. The change did not have a significant effect on our stock-based compensation expense reported in our interim unaudited consolidated statements of operations because we grant stock option awards based on a prescribed dollar value.

We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-valuation model which requires management to make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). The expected volatility under the Black-Scholes option-valuation model is based on historical volatilities of our common stock. The dividend yield is based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities consistent with the expected holding period of the related award. The expected holding period of the awards granted is estimated using the historical exercise behavior of employees.

Results of Operations

The following tables sets forth certain results of operations data for the periods presented:

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$1,692	$1,614	$78	4.9%
DS businesses	147	132	15	11.2
Total net revenues	$1,839	$1,746	$93	5.3%

Operating costs and expenses:
Cost of services	$1,163	$1,101	$62	5.7%
Selling, general and administrative	419	415	4	1.0
Amortization of intangible assets	21	22	(1)	(2.6)
Other operating expense, net	8	—	8	NM
Total operating costs and expenses	$1,611	$1,538	$73	4.8%

Operating income	$228	$208	$20	9.7%

Other income (expense):
Interest expense, net	$(45)	$(39)	$6	14.9%
Equity in earnings of equity method investees	7	6	1	19.9
Other (expense) income, net	(78)	1	79	NM
Total non-operating expenses, net	$(116)	$(32)	$84	262.6%

Income tax expense	$42	$65	$(23)	(35.5)%
Effective income tax rate	37.3%	36.9%	0.4%	NM

Net income attributable to Quest Diagnostics	$61	$104	$(43)	(41.2)%

Diluted earnings per common share attributable to Quest Diagnostics’ common stockholders	$0.42	$0.71	$(0.29)	(40.8)%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2015	2014

Net revenues:
DIS business	92.0%	92.4%
DS businesses	8.0	7.6
Total net revenues	100.0%	100.0%

Operating costs and expenses:
Cost of services	63.2%	63.1%
Selling, general and administrative	22.8	23.8
Amortization of intangible assets	1.1	1.2
Other operating expense, net	0.5	—
Total operating costs and expenses	87.6%	88.1%

Operating income	12.4%	11.9%

Bad debt expense	4.3%	4.3%

Continuing Operations

Results for the three months ended March 31, 2015 were affected by certain items that negatively impacted diluted earnings per share by $0.54. During the three months ended March 31, 2015, we recorded pre-tax charges of $84 million, or $0.36 per diluted share, related to the loss on early retirement of debt and related refinancing charges in connection with the Tender Offer. In addition, pre-tax charges of $31 million, or $0.13 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs associated with acquisitions and professional fees associated with the further restructuring of our business ($20 million in cost of services and $11 million in selling, general and administrative expenses). We also incurred pre-tax charges of $10 million, or $0.05 per diluted share, primarily associated with non-cash impairment charges associated with our Celera Products business and costs incurred related to a legal matter.

Results for the three months ended March 31, 2014 were affected by certain items that impacted earnings per diluted share $0.13. During the three months ended March 31, 2014, we recorded pre-tax charges of $24 million, or $0.11 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs and professional fees associated with the further restructuring of our business ($12 million in cost of services and $12 million in selling, general and administrative expenses), including $6 million of pre-tax integration and transaction costs associated with acquisitions. In addition, we recorded a pre-tax charge of $4 million, or $0.02 per diluted share, principally associated with the settlement of a legal matter.

Net Revenues

Net revenues for the three months ended March 31, 2015 were 5.3% above the prior year level, despite a harsh winter in many parts of the country. Excluding the impact of our 2014 acquisitions, net revenues grew by 0.7%.

DIS revenue, which accounted for over 90% of our consolidated net revenues, increased by 4.9% for the three months ended March 31, 2015 compared to the prior year period. Our 2014 acquisitions contributed nearly 5% to DIS revenue growth.

DIS volume, measured by the number of requisitions, increased 5.6% for the three months ended March 31, 2015 compared to the prior year period. Our 2014 acquisitions contributed approximately 5.7% to DIS volume in the quarter.

Revenue per requisition for the three months ended March 31, 2015 decreased 0.7% compared to the prior year period due primarily to the impact of our 2014 acquisitions. Modest reimbursement pressure in the quarter was offset by favorable test and business mix shifts.

For the three months ended March 31, 2015, combined revenues in our DS businesses increased by 11.2% compared to the prior year period. The increase was primarily driven by an increase in revenues in our clinical trials testing, diagnostic products and risk assessment services businesses.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

Cost of services increased $62 million for the three months ended March 31, 2015 as compared to the prior year period. This increase was primarily driven by additional operating costs associated with our 2014 acquisitions and, to a lesser extent, higher restructuring and integration charges, which were partially offset by cost reductions under the Invigorate program and acquisition related synergies.

Selling, General and Administrative Expenses ("SG&A")

SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense and general management and administrative support as well as administrative facility costs.

SG&A increased $4 million for the three months ended March 31, 2015 as compared to the prior year period. The increase in SG&A is primarily driven by additional operating costs associated with our 2014 acquisitions, which was partially offset by cost reductions under the Invigorate program and acquisition related synergies.

Other Operating Expense, net

Other operating expense, net includes miscellaneous income and expense items related to operating activities. Other operating expense, net for the three months ended March 31, 2015, principally includes non-cash impairment charges associated with our Celera Products business.

Interest Expense, net

In connection with the Senior Notes Offering, we experienced a temporary increase in our level of indebtedness between the issuance of the 2015 Senior Notes and subsequent completion of the Tender Offer and April 2015 Redemption. Primarily as a result of this temporary impact, interest expense, net, for the three months ended March 31, 2015, increased $6 million compared to the prior year period.

Other (Expense) Income, net

Other (expense) income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the three months ended March 31, 2015, other (expense) income, net includes a $79 million loss on early retirement of debt in connection with the Tender Offer.
Income Tax Expense

The decrease in income tax expense for the three months ended March 31, 2015, compared to the prior year period, is primarily due to income tax benefits associated with the loss on early retirement of debt associated with the Tender Offer.

The increase in the effective income tax rate for the three months ended March 31, 2015, compared to the prior year period, is primarily due to changes in tax positions related to certain states.

Quantitative and Qualitative Disclosures About Market Risk

We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for speculative purposes. We believe that our exposures to foreign exchange impacts and changes in commodity prices are not material to our consolidated financial condition or results of operations. See Note 10 to the interim unaudited consolidated financial statements for additional discussion of our financial instruments and hedging activities.

At March 31, 2015 and December 31, 2014, the fair value of our debt was estimated at approximately $5.1 billion and $4.2 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2015 and December 31, 2014, the estimated fair value exceeded the carrying value of the debt by $357 million and $396 million, respectively. A hypothetical 10% increase in interest rates (representing 42 basis points at March 31, 2015 and 45 basis points at December 31, 2014) would potentially reduce the estimated fair value of our debt by approximately $127 million and $108 million at March 31, 2015 and December 31, 2014, respectively.

Borrowings under our senior unsecured revolving credit facility and our secured receivables credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. At March 31, 2015, the borrowing rates under these debt instruments were: for our senior unsecured revolving credit facility, LIBOR plus 1.125%; and for our secured receivables credit facility, 0.87%. At of March 31, 2015, the weighted average LIBOR was 0.2%. As of March 31, 2015, there were no borrowings outstanding under our $525 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility.

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

In prior years, we entered into fixed-to-variable interest rate swap agreements on a portion of the Senior Notes due 2016, 2020, 2021 and 2024. In March 2015, we entered into fixed-to-variable interest rate swap agreements on a portion of the Senior Notes due 2025. The interest rate swaps on the Senior Notes due 2016 have variable interest rates based on six-month LIBOR plus 2.3%. The interest rate swaps on the Senior Notes due 2020, 2021, 2024 and 2025 have variable interest rates based on one-month LIBOR plus a spread ranging from 1.4% to 3.6%. The notional amount of fixed-to-variable interest rate swaps outstanding at March 31, 2015 and December 31, 2014 was $1.4 billion and $1.2 billion, respectively.

The aggregate fair value of the fixed-to-variable interest rate swaps that are in a liability position was $5 million at March 31, 2015. The aggregate fair value of the fixed-to-variable interest rate swaps that are in an asset position was $31 million at March 31, 2015.

During the fourth quarter of 2013 and the first quarter of 2014, we entered into various forward starting interest rate swap agreements with an aggregate notional amount of $150 million to hedge part of our interest rate exposure associated with forecasted debt issuances related to the refinancing of certain debt maturing in 2015 and 2016. During March 2015, we entered into various interest rate lock agreements with a notional amount of $350 million to hedge part of our interest rate exposure related to the planned issuance of the 2015 Senior Notes. In connection with the Senior Notes Offering all of the outstanding forward starting interest rate swap agreements and interest rate lock agreements were terminated resulting in a (loss) gain on settlement of $(17) million and $3 million, respectively. These (losses) gains are deferred in stockholders’ equity, net of income taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense over the term of the respective debt.

During the first quarter of 2015, we entered into various reverse interest rate lock agreements with an aggregate notional amount of $280 million to hedge part of our interest rate exposure in connection with the Tender Offer and April 2015 Redemption. Certain of these reserve interest lock agreements were settled during the first quarter of 2015 which resulted in a gain of $3 million which was recognized in other (expense) income, net. The remaining agreements will be settled in the second quarter of 2015. The fair value of outstanding agreements at March 31, 2015 was not material.

Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 2 basis points) would not impact annual interest expense materially, assuming no changes to the debt outstanding at March 31, 2015.

A hypothetical 10% change in interest rates (representing 14 basis points) would potentially change the fair value of our derivative liabilities by $4 million. A hypothetical 10% change in interest rates (representing 14 basis points) would potentially change the fair value of our derivative assets by $9 million.

For further details regarding our outstanding debt, see Note 9 to the interim unaudited consolidated financial statements and Note 13 to the consolidated financial statements included in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014. For details regarding our financial instruments, see Note 10 to the interim unaudited consolidated financial statements and Note 14 to the consolidated financial statements included in our 2014 Annual Report 10-K for the year ended December 31, 2014.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying value of our equity investments was $19 million at March 31, 2015.

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

Liquidity and Capital Resources

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Net cash provided by operating activities	$52	$84
Net cash used in investing activities	(55)	(636)
Net cash provided by financing activities	785	509

Net change in cash and cash equivalents	$782	$(43)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash and cash equivalents at March 31, 2015 totaled $974 million, compared to $192 million at December 31, 2014.

The increase in cash and cash equivalents at March 31, 2015, as compared to December 31, 2014, was principally the result of proceeds from the 2015 Senior Notes (further discussed in "Senior Notes Offering" above and "Cash Flows from Financing Activities" below).

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2015 was $52 million compared to $84 million for the three months ended March 31, 2014. This $32 million decrease was primarily a result of $78 million of pre-tax cash charges associated with the early retirement of debt and higher performance based compensation payments, which were partially offset by improved operating performance and improved working capital through management of days sales outstanding. Days sales outstanding, a measure of billing and collection efficiency, was 45 days at March 31, 2015, 48 days at December 31, 2014 and 49 days at March 31, 2014.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $55 million, compared to $636 million for the three months ended March 31, 2014. This $581 million decrease was a result of a $567 million decrease in business acquisitions, primarily associated with the Solstas acquisition in 2014, and a $12 million decrease in capital expenditures primarily due to the substantial completion of our new clinical testing laboratory in Marlborough, Massachusetts.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $785 million, compared to $509 million for the three month ended March 31, 2014. This $276 million increase was primarily a result of a $359 million net increase in debt, which was partially offset by a $78 million increase in repurchases of our common stock as discussed in "Share Repurchases" below.

The net increase in debt was primarily a result of the issuance of the 2015 Senior Notes, partially offset by the completion of the Tender Offer, which are further described in "Senior Notes Offering" above and in Note 9 to the interim unaudited consolidated financial statements.

Dividends

During the first quarter of 2015, our Board of Directors declared a quarterly cash dividend of $0.38 per common share. During each of the quarters of 2014, our Board of Directors declared a quarterly cash dividend of $0.33 per common share. We expect to fund future dividend payments with cash flows from operations and do not expect the dividend to have a material impact on our ability to finance future growth.

Share Repurchases

At March 31, 2015, $586 million remained available under our share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

For the three months ended March 31, 2015, we repurchased 1.5 million shares of our common stock at an average price of $71.48 per share for $110 million.

For the three months ended March 31, 2014, we repurchased 0.6 million shares of our common stock at an average price of $52.80 per share for $32 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of March 31, 2015:

	Payments due by period
	(in millions)
Contractual Obligations	Total	Remainder of 2015	1-3 years	3-5 years	After 5 years
Outstanding debt	$4,656	$1,031	$150	$300	$3,175
Capital lease obligations	30	12	14	4	—
Interest payments on outstanding debt	1,915	108	267	260	1,280
Operating leases	726	149	271	125	181
Purchase obligations	254	82	129	21	22
Merger consideration obligations	84	55	28	1	—
Debt retirement premium payments	65	65	—	—	—

Total contractual obligations	$7,730	$1,502	$859	$711	$4,658

Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of March 31, 2015 applied to the March 31, 2015 balances, which are assumed to remain outstanding through their maturity dates.

A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 13 to the consolidated financial statements in our 2014 Annual Report on Form 10-K and Note 9 to the interim unaudited consolidated financial statements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2014 is contained in Note 17 to the consolidated financial statements in our 2014 Annual Report on Form 10-K. Merger consideration obligation includes consideration owed, including any contingent consideration, on the UMass, Summit Health, and Steward acquisitions. A full discussion and analysis regarding our acquisitions of Summit Health, Steward and UMass and the related merger consideration obligations at December 31, 2014 is contained in Note 5 to the consolidated financial statements in our 2014 Annual Report on Form 10-K. Debt retirement premium payments includes premium payments owed in connection with the April 2015 Redemption. The April 2015 Redemption is further described in "Senior Notes Offering" above and Notes 9 and 15 to the interim unaudited consolidated financial statements.

As of March 31, 2015, our total liabilities associated with unrecognized tax benefits were approximately $111 million, which were excluded from the table above. We believe it is reasonably possible that these liabilities may decrease by up to approximately $46 million within the next twelve months, primarily as a result of payments, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. Additionally, it is reasonably possible that within the next 12 months, as result of ongoing negotiations with tax authorities and the expiration of statutes of limitations, our total liabilities associated with unrecognized tax benefits will further decrease and beneficially impact the effective tax rate for continuing operations. However, due to the inherent uncertainty of the negotiations and the resulting outcomes, we are not able to estimate the effective tax rate impact at this time.  See Note 8 to the consolidated financial statements in our 2014 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of March 31, 2015, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

Equity Method Investees

Our equity method investees primarily consist of unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; Dayton, Ohio; and an investment in an Australian company, which are accounted for under the equity method of accounting. We believe that our transactions with our equity method investees are conducted at arm’s length, reflecting current market conditions and pricing. Total net revenues of our equity method investees equal approximately 6% of our consolidated net revenues. Total assets associated with our equity method investees are less than 2% of our consolidated total assets. We have no material unconditional obligations or guarantees to, or in support of, our equity method investees and their operations.

Requirements and Capital Resources

We estimate that we will invest approximately $300 million during 2015 for capital expenditures, to support and grow our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including specific initiatives associated with our Invigorate and other programs.

We funded the current portion of our long-term debt related to the April 2015 Redemption using cash on hand associated with proceeds from the 2015 Senior Notes and existing credit facilities.

As of March 31, 2015, $1.3 billion of borrowing capacity was available under our existing credit facilities consisting of $525 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

We believe the borrowing capacity under the credit facilities described above continues to be available to us. Should one or several banks no longer participate in either of our credit facilities, we would not expect it to impact our ability to fund operations. We expect that we will be able to replace our existing credit facilities with alternative arrangements prior to their expiration.

At March 31, 2015, approximately 7% of our $974 million of consolidated cash and cash equivalents were held outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States. Further, our current plans do not demonstrate a need to repatriate foreign funds in order to fund U.S. operations. If the foreign cash and cash items are needed for operations in the United States, or we otherwise elect to repatriate the funds, we may be required to accrue and pay United States taxes on a significant portion of these amounts.

We believe that our cash and cash equivalents and cash from operations, together with our borrowing capacity under our credit facilities, will provide sufficient financial flexibility to fund seasonal and other working capital requirements, capital expenditures, debt service requirements and other obligations, cash dividends on common shares, share repurchases and additional growth opportunities for the foreseeable future. We believe that our credit profile should provide us with access to additional financing to refinance upcoming debt maturities and, if necessary, to fund growth opportunities that cannot be funded from existing sources.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued an accounting standard update ("ASU") on revenue recognition that provides a single comprehensive model to use in accounting for revenue arising from contracts with customers and requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In February 2015, the FASB issued an ASU which makes targeted amendments to the current consolidation guidance for variable interest entities and limited partnerships and similar entities. In April 2015, the FASB issued an ASU which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability. In April 2015, the FASB issued an ASU which provides guidance in determining whether a cloud computing arrangement includes a software license. The impact of each ASU is discussed in Note 2 to the interim unaudited consolidated financial statements.

Forward-Looking Statements

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners and other factors discussed in “Business,” “Risk Factors,” “Cautionary Factors That May Affect Future Results,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Quarterly Reports on Form 10-Q and other items throughout the 2014 Form 10-K and our 2015 Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

During the first quarter of 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 13 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2015.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2015 – January 31, 2015
Share Repurchase Program (A)	—	$—	—	$696,023
Employee Transactions (B)	1,575	$67.84	N/A	N/A
February 1, 2015 – February 28, 2015
Share Repurchase Program (A)	787,227	$71.14	787,227	$640,023
Employee Transactions (B)	54,460	$71.36	N/A	N/A
March 1, 2015 – March 31, 2015
Share Repurchase Program (A)	757,494	$71.84	757,494	$585,607
Employee Transactions (B)	25,014	$70.62	N/A	N/A
Total
Share Repurchase Program (A)	1,544,721	$71.48	1,544,721	$585,607
Employee Transactions (B)	81,049	$71.06	N/A	N/A

(A)
Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $6.5 billion of share repurchases of our common stock through March 31, 2015. The share repurchase authorization has no set expiration or termination date.

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

Item 6.	Exhibits

Exhibits:

10.1	Amended and Restated Employee Long-term Incentive Plan as amended February 23, 2015

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20150331.xml

101.SCH	dgx-20150331.xsd

101.CAL	dgx-20150331_cal.xml

101.DEF	dgx-20150331_def.xml

101.LAB	dgx-20150331_lab.xml

101.PRE	dgx-20150331_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 30, 2015
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
President and Chief Executive Officer

By	/s/ Mark J. Guinan
Mark J. Guinan
Senior Vice President and Chief Financial Officer