Form 10-Q
period 2015-06-30
QUEST DIAGNOSTICS INC
filed 2015-07-30
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
Commission file number 001-12215

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 23, 2015, there were outstanding 143,552,998 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$1,925	$1,902	$3,764	$3,648

Operating costs and expenses:
Cost of services	1,182	1,174	2,345	2,275
Selling, general and administrative	429	440	848	855
Amortization of intangible assets	20	25	41	47
Other operating (income) expense, net	(7)	1	1	1

Total operating costs and expenses	1,624	1,640	3,235	3,178

Operating income	301	262	529	470

Other income (expense):
Interest expense, net	(37)	(42)	(82)	(81)
Equity in earnings of equity method investees	7	6	14	12
Other (expense) income, net	(64)	3	(142)	4

Total non-operating expenses, net	(94)	(33)	(210)	(65)

Income before income taxes	207	229	319	405
Income tax expense	78	87	120	152

Net income	129	142	199	253
Less: Net income attributable to noncontrolling interests	11	9	20	16

Net income attributable to Quest Diagnostics	$118	$133	$179	$237

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$0.82	$0.92	$1.24	$1.64

Diluted	$0.81	$0.92	$1.23	$1.63

Weighted average common shares outstanding:
Basic	144	144	144	144
Diluted	145	145	145	145

Dividends per common share	$0.38	$0.33	$0.76	$0.66
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$129	$142	$199	$253

Other comprehensive income (loss):
Currency translation	4	3	(2)	2
Market valuation, net of tax	—	3	2	3
Net deferred loss on cash flow hedges, net of tax	1	(3)	2	(5)

Other comprehensive income	5	3	2	—

Comprehensive income	134	145	201	253
Less: Comprehensive income attributable to noncontrolling interests	11	9	20	16

Comprehensive income attributable to Quest Diagnostics	$123	$136	$181	$237
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2015 AND DECEMBER 31, 2014
(unaudited)
(in millions, except per share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$150	$192
Accounts receivable, net of allowance for doubtful accounts of $265 and $250 at June 30, 2015 and December 31, 2014, respectively	937	932
Inventories	109	110
Deferred income taxes	161	169
Prepaid expenses and other current assets	173	200

Total current assets	1,530	1,603
Property, plant and equipment, net	906	933
Goodwill	5,987	6,032
Intangible assets, net	1,022	1,071
Other assets	219	218
Non-current assets held for sale	56	—

Total assets	$9,720	$9,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,074	$1,191
Current portion of long-term debt	168	518

Total current liabilities	1,242	1,709
Long-term debt	3,568	3,224
Other liabilities	566	594
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized at both June 30, 2015 and December 31, 2014; 216 shares and 215 shares issued at June 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	2,444	2,418
Retained earnings	5,793	5,723
Accumulated other comprehensive loss	(25)	(27)
Treasury stock, at cost; 72 shares and 71 shares at June 30, 2015 and December 31, 2014, respectively	(3,900)	(3,815)

Total Quest Diagnostics stockholders’ equity	4,314	4,301
Noncontrolling interests	30	29

Total stockholders’ equity	4,344	4,330

Total liabilities and stockholders’ equity	$9,720	$9,857
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(unaudited)
(in millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$199	$253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153	156
Provision for doubtful accounts	158	148
Deferred income tax benefit	(5)	(26)
Stock-based compensation expense	27	25
Excess tax benefits from stock-based compensation arrangements	(3)	—
Other, net	(5)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(163)	(191)
Accounts payable and accrued expenses	(49)	(39)
Income taxes payable	17	44
Other assets and liabilities, net	(2)	(4)

Net cash provided by operating activities	327	364

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6)	(723)
Capital expenditures	(117)	(117)
Increase in investments and other assets	—	(1)

Net cash used in investing activities	(123)	(841)

Cash flows from financing activities:
Proceeds from borrowings	1,829	1,738
Repayments of debt	(1,821)	(1,159)
Purchases of treasury stock	(149)	(57)
Exercise of stock options	55	30
Excess tax benefits from stock-based compensation arrangements	3	—
Dividends paid	(103)	(91)
Distributions to noncontrolling interests	(19)	(14)
Other financing activities, net	(41)	(13)

Net cash (used in) provided by financing activities	(246)	434

Net change in cash and cash equivalents	(42)	(43)
Cash and cash equivalents, beginning of period	192	187

Cash and cash equivalents, end of period	$150	$144
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(unaudited)
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2014	144	$2	$2,418	$5,723	$(27)	$(3,815)	$29	$4,330
Net income				179			20	199
Other comprehensive income, net of tax					2			2
Dividends declared				(109)				(109)
Distributions to noncontrolling interests							(19)	(19)
Issuance of common stock under benefit plans	1		4			7		11
Stock-based compensation expense			25			2		27
Exercise of stock options	1					55		55
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(6)					(6)
Tax benefits associated with stock-based compensation plans			3					3
Purchases of treasury stock	(2)					(149)		(149)

Balance, June 30, 2015	144	$2	$2,444	$5,793	$(25)	$(3,900)	$30	$4,344

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2013	144	$2	$2,379	$5,358	$(8)	$(3,783)	$25	$3,973
Net income				237			16	253
Other comprehensive income, net of tax					—			—
Dividends declared				(95)				(95)
Distributions to noncontrolling interests							(14)	(14)
Issuance of common stock under benefit plans	1					9		9
Stock-based compensation expense			23			2		25
Exercise of stock options			(3)			33		30
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(5)					(5)
Purchases of treasury stock	(1)					(57)		(57)

Balance, June 30, 2014	144	$2	$2,394	$5,500	$(8)	$(3,796)	$27	$4,119
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in millions unless otherwise indicated)

1.    DESCRIPTION OF BUSINESS

Background

Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") empower people to take action to improve health outcomes.  The Company uses its extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management.  The Company's diagnostic information services business ("DIS") provides insights through clinical testing and related services to patients, physicians, hospitals, accountable care organizations ("ACOs"), integrated delivery networks ("IDNs"), health plans, employers and others. The Company offers the broadest access in the United States to diagnostic information services through its nationwide network of laboratories, Company-owned patient service centers and phlebotomists in physician offices. The Company is the world's leading provider of diagnostic information services, including routine clinical testing, gene-based and esoteric testing, anatomic pathology services and drugs-of-abuse testing, as well as related services and insights. The Company provides interpretive consultation through the organization, with one of the largest medical and scientific staffs in the industry and hundreds of M.D.s and Ph.D.s, many of whom are recognized leaders in their fields. The Company's Diagnostic Solutions ("DS") businesses offer a variety of solutions for life insurers, healthcare providers and others. The Company is the leading provider of risk assessment services for the life insurance industry as well as a leading provider of central laboratory testing for clinical trials (see Note 6 regarding assets held for sale). The Company's diagnostics products business manufactures and markets diagnostic products. In addition, the Company offers healthcare organizations, clinicians and patients robust information technology solutions.

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

As a result of the early adoption of the accounting standard update (“ASU”) associated with classification of debt issuance costs, certain reclassifications have been made to the prior period financial statements to conform with the current period presentation. For further details regarding the impact of the ASU, see Adoption of New Accounting Standards.

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

In April 2015, the FASB issued an ASU which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. The Company adopted this standard in the second quarter of 2015, which has been applied retrospectively. Adoption of this standard has resulted in the reclassification of $20 million of unamortized debt issuance costs from other assets to a reduction of long-term debt on the consolidated balance sheet at December 31, 2014.

New Accounting Pronouncements

In May 2014, the FASB issued an ASU on revenue recognition. This ASU outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific guidance from GAAP. The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The standard requires additional disclosures including those that are qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB voted to defer the effective date of this ASU to the first quarter of 2018, with early adoption permitted beginning in the first quarter of 2017. The ASU can be applied using a full retrospective method or a modified retrospective method of adoption. The Company is currently assessing the impact of the adoption of this ASU on the Company’s results of operations, financial position and cash flows.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amounts attributable to Quest Diagnostics’ stockholders:
Net income attributable to Quest Diagnostics	$118	$133	$179	$237
Less: Earnings allocated to participating securities	1	—	1	1

Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$117	$133	$178	$236

Weighted average common shares outstanding – basic	144	144	144	144
Effect of dilutive securities:
Stock options and performance share units	1	1	1	1

Weighted average common shares outstanding – diluted	145	145	145	145

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$0.82	$0.92	$1.24	$1.64

Diluted	$0.81	$0.92	$1.23	$1.63

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options and performance share units	2	3	2	4

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

The following table provides a summary of the Company's pre-tax restructuring charges associated with its Invigorate program and other restructuring activities for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee separation costs	$6	$6	$21	$14
Facility-related costs	—	3	—	4
Asset impairment charges	—	1	—	1

Total restructuring charges	$6	$10	$21	$19

Total restructuring charges incurred for the three and six months ended June 30, 2015 are primarily associated with various workforce reduction initiatives as the Company continues to simplify and restructure its organization. Of the total $6 million in restructuring charges incurred during the three months ended June 30, 2015, $4 million and $2 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total $21 million in restructuring charges incurred during the six months ended June 30, 2015, $17 million and $4 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Total restructuring charges incurred for the three and six months ended June 30, 2014 are primarily associated with various workforce reduction initiatives as the Company continued to simplify and restructure its organization. Of the total $10 million in restructuring charges incurred during the three months ended June 30, 2014, $4 million and $6 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total $19 million in restructuring charges incurred during the six months ended June 30, 2014, $12 million and $7 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Charges for all periods presented were primarily recorded in the Company's DIS business.

The following table summarizes activity in the restructuring liability as of June 30, 2015:

	Employee Separation Costs	Facility-Related Costs	Total

Balance, December 31, 2014	$18	$11	$29
Current period charges	21	—	21
Less:
Cash payments	(19)	(3)	(22)
Other / adjustments	—	(3)	(3)

Balance, June 30, 2015	$20	$5	$25

5.     BUSINESS ACQUISITIONS

In the first quarter of 2015, the Company finalized the purchase price allocations associated with the 2014 acquisitions of Solstas Lab Partners Group ("Solstas") and Summit Health, Inc. ("Summit Health"). The purchase price allocation adjustments recorded in 2015 were not material. For further details regarding the Company's 2014 acquisitions, see Note 5 to the consolidated financial statements in the Company's 2014 Annual Report on Form 10-K. For further details regarding the fair value of the estimated contingent consideration associated with the Summit Health and Steward Health Care Systems, LLC ("Steward") acquisitions, see Note 7.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

6.     ASSETS HELD FOR SALE

On March 30, 2015, the Company entered into a definitive agreement with Quintiles Transnational Holdings Inc.
to form a global clinical trials central laboratory services joint venture, Q2 Solutions. The transaction closed on July 1, 2015. In connection with the transaction, the Company contributed certain assets of its clinical trials testing business ("Clinical Trials") to the newly formed joint venture in exchange for a non-controlling, 40% ownership interest.

The assets of Clinical Trials that will be contributed to the joint venture, principally consisting of property, plant and equipment, net and goodwill, are classified as non-current assets held for sale in the consolidated balance sheet at June 30, 2015. The Company expects to recognize a non-cash gain based on the difference between the fair value of the Company’s equity interest in the newly formed joint venture over the carrying value of the assets contributed. The non-cash gain, which is currently being determined, will be recorded in the third quarter of 2015 and is expected to be material to the Company's results of operations.

Clinical Trials, which is included in all other operating segments, has not been classified as discontinued operations. For further details regarding business segment information, see Note 14.

7.     FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2015	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$48	$48	$—	$—
Cash surrender value of life insurance policies	30	—	30	—
Interest rate swaps	15	—	15	—
Available-for-sale equity securities	10	10	—	—

Total	$103	$58	$45	$—

Liabilities:
Deferred compensation liabilities	$84	$—	$84	$—
Interest rate swaps	12	—	12	—
Call option	4	—	—	4
Contingent consideration	3	—	—	3

Total	$103	$—	$96	$7

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

In connection with the acquisition of certain businesses from UMass Memorial Medical Center ("UMass"), the Company granted to UMass a call option and UMass granted to the Company a put option for UMass to acquire an 18.90% equity interest in a newly formed entity. The put and call options are derivative instruments whose fair values have been measured using a combination of discounted cash flows and the Black-Scholes-Merton option pricing model. During the second quarter of 2015, UMass provided notice of its intention to exercise its call option and the transaction closed effective July 1, 2015. The put option expired unexercised. For further details on the exercise of the call option and closing of the transaction, see Note 15.

In April 2014, and as further detailed in Note 5 to the consolidated financial statements in the Company's 2014 Annual Report on Form 10-K, the Company completed the acquisitions of Summit Health and Steward. In connection with these acquisitions the Company initially recorded an aggregate contingent consideration liability of $26 million. The contingent consideration liability was classified within Level 3 measured at fair value using a probability weighted and discounted cash flow method. These measurements are based on externally obtained inputs and management's probability assessments of the occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligations, as well as the likelihood of achieving financial targets. The initial probability estimate of the occurrence of such triggering events associated with the amounts the Company could be obligated to pay in future periods for both Summit Health and Steward was between 5% and 95%. The probability-weighted cash flows were then discounted using a discount rate of 1.5% to 2.8%. The estimated fair value of the contingent consideration associated with Summit Health was reduced to $13 million in the fourth quarter of 2014 and $0 in the second quarter of 2015. These reductions were a result of updated revenue forecasts for 2015 compared to the earn-out target included in the contingent consideration arrangement. The contingent consideration associated with Summit Health, if earned, would be paid in the first quarter of 2016, with a maximum payment of $25 million. The remaining contingent consideration associated with Steward is projected to be paid out in three equal annual installments, with a maximum payout of $4 million in total.

The following table provides a reconciliation of the beginning and ending balances of assets and liabilities using significant unobservable inputs (Level 3):

	Assets	Liabilities
	Put Option Derivative Asset	Contingent Consideration	Call Option Derivative Liability	Total Liabilities

Balance, December 31, 2014	1	$17	5	$22
Settlements	—	(1)	—	(1)
Total gains/losses - realized/unrealized:
Included in earnings	(1)	(13)	(1)	(14)
Balance, June 30, 2015	$—	$3	$4	$7

The $13 million gain included in earnings associated with the change in the fair value of contingent consideration for the three and six months ended June 30, 2015 is reported in other operating (income) expense, net.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At June 30, 2015, the fair value of the Company’s debt was estimated at $3.8 billion, which exceeded the carrying value by $84 million. At December 31, 2014, the fair value of the Company's debt was estimated at $4.2 billion, which exceeded the carrying value by $416 million. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

8.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the six months ended June 30, 2015 and for the year ended December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Balance, beginning of period	$6,032	$5,649
Goodwill acquired during the period	2	383
Reclassification to assets held for sale	(47)	—
Balance, end of period	$5,987	$6,032

Principally all of the Company’s goodwill as of June 30, 2015 and December 31, 2014 is associated with its DIS business.

For the six months ended June 30, 2015, reclassification to assets held for sale was principally associated with Clinical Trials. For further details regarding assets held for sale, see Note 6.

For the year ended December 31, 2014, goodwill acquired was principally associated with the Solstas, Summit Health, and Steward acquisitions. Acquisitions during 2014 also resulted in $270 million of intangible assets, principally comprised of customer-related intangibles and trade names. For further details regarding the Company's 2014 acquisitions, see Note 5 to the consolidated financial statements in the Company's 2014 Annual Report on Form 10-K.

Intangible assets at June 30, 2015 and December 31, 2014 consisted of the following:

	Weighted Average Amortization Period (in years)	June 30, 2015			December 31, 2014
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related intangibles	19	$923	$(278)	$645	$929	$(259)	$670
Non-compete agreements	5	6	(3)	3	43	(37)	6
Technology	14	117	(43)	74	118	(38)	80
Other	8	119	(64)	55	152	(82)	70
Total	17	1,165	(388)	777	1,242	(416)	826

Intangible assets not subject to amortization:
Trade names		244	—	244	244	—	244
Other		1	—	1	1	—	1
Total intangible assets		$1,410	$(388)	$1,022	$1,487	$(416)	$1,071

As of June 30, 2015, a fully amortized contractual non-compete agreement (cost of $37 million and accumulated amortization of $37 million) that expired was written-off.

Amortization expense related to intangible assets was $20 million and $25 million for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, amortization expense related to intangible assets was $41 million and $47 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2015 is as follows:

Year Ending December 31,
Remainder of 2015	$39
2016	71
2017	67
2018	63
2019	62
2020	62
Thereafter	413
Total	$777

9.    DEBT

Long-term Debt

Long-term debt at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014

Secured Receivables Credit Facility (0.88% at June 30, 2015)	$85	$—
5.45% Senior Notes due November 2015	—	500
3.20% Senior Notes due April 2016	151	304
6.40% Senior Notes due July 2017	—	375
2.70% Senior Notes due April 2019	300	300
4.75% Senior Notes due January 2020	523	524
2.50% Senior Notes due March 2020	299	—
4.70% Senior Notes due April 2021	550	549
4.25% Senior Notes due April 2024	309	311
3.50% Senior Notes due March 2025	597	—
6.95% Senior Notes due July 2037	247	421
5.75% Senior Notes due January 2040	368	439
4.70% Senior Notes due March 2045	300	—
Other	34	39
Debt issuance costs	(27)	(20)

Total long-term debt	3,736	3,742
Less: Current portion of long-term debt	168	518

Total long-term debt, net of current portion	$3,568	$3,224

Current Portion of Long-Term Debt

At June 30, 2015, current portion of long-term debt was principally comprised of the 3.20% Senior Notes due April 2016. At December 31, 2014, current portion of long-term debt was principally comprised of the 5.45% Senior Notes due November 2015.

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

The Company incurred $11 million of costs associated with the 2015 Senior Notes, which is included as a reduction to the carrying amount of long-term debt and is being amortized over the term of the related debt.

Retirement of Debt

In March 2015, the Company commenced a cash tender offer to purchase up to $250 million aggregate principal amount of its 6.95% Senior Notes due July 2037 and 5.75% Senior Notes due January 2040 using a portion of the proceeds from the 2015 Senior Notes. The Company repurchased $176 million of its 6.95% Senior Notes due July 2037 and $74 million of its 5.75% Senior Notes due January 2040. In April 2015, the Company redeemed all of the 5.45% Senior Notes due November 2015, $150 million of the 3.2% Senior Notes due April 2016 and all of the 6.4% Senior Notes due July 2017 with the remaining proceeds from the 2015 Senior Notes. For the three and six months ended June 30, 2015, the Company recorded a loss on retirement of debt in other (expense) income, net of $65 million and $144 million, respectively, principally comprised of premiums paid in connection with these transactions.

Maturities of Long-Term Debt

As of June 30, 2015, long-term debt matures as follows:

Year Ending December 31,
Remainder of 2015	$12
2016	244
2017	6
2018	4
2019	302
2020	801
Thereafter	2,375

Total maturities of long-term debt	3,744
Unamortized discount	(17)
Debt issuance costs	(27)
Fair value basis adjustments attributable to hedged debt	36

Total long-term debt	3,736
Less: Current portion of long-term debt	168

Total long-term debt, net of current portion	$3,568

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

The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges as of June 30, 2015 and December 31, 2014 was $13 million and $15 million, respectively. The loss recognized on the Company's cash flow hedges for the three and six months ended June 30, 2015 and 2014, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $3 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. A summary of the notional amounts of these interest rate swaps as of June 30, 2015 and December 31, 2014 is as follows:

		Notional Amount
Debt Instrument	Floating Rate Paid by the Company	June 30, 2015	December 31, 2014

3.20% Senior Notes due April 2016	Six-month LIBOR plus a 2.3% spread	$—	$200
4.75% Senior Notes due January 2020	One-month LIBOR plus a 3.6% spread	350	350
4.70% Senior Notes due April 2021	One-month LIBOR plus a 2.45% to 3.39% spread	400	400
4.25% Senior Notes due April 2024	One-month LIBOR plus a 1.54% to 1.59% spread	250	250
3.50% Senior Notes due March 2025	One-month LIBOR plus a 1.44% spread	200	—

		$1,200	$1,200

In April 2015, the Company terminated the outstanding interest rate swaps associated with the Senior Notes due 2016. The value of these interest rate swaps at the date of termination was not material. The net amount of losses on fair value hedges related to the Senior Notes due 2016 reclassified into earnings upon redemption for the three and six months ended June 30, 2015 was not material.

Since inception, the fair value hedges have been effective or highly effective; therefore, there is no impact on earnings for the three and six months ended June 30, 2015 and 2014 as a result of hedge ineffectiveness.

Interest Rate Derivatives - Economic Hedges

In March 2015, in connection with the cash tender offer and redemption discussed in Note 9, the Company entered into reverse interest rate lock agreements with several financial institutions which were not designated for hedge accounting. The Company entered into these agreements to hedge the variability in cash flows associated with $280 million of the $1.3 billion principal amount of debt that was retired in the first and second quarters of 2015. Certain of these agreements were settled during the first quarter of 2015 which resulted in a gain of $3 million which was recognized in other (expense) income, net. The remaining agreements were settled in the second quarter of 2015 and the gain for the period ended June 30, 2015 was not material.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	June 30, 2015		December 31, 2014
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$15	Other assets	$17

Liability Derivatives:
Interest rate swaps	Other liabilities	12	Other liabilities	13
Forward starting interest rate swaps		—	Other liabilities	15
Total Liability Derivatives		12		28

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Put option		—	Prepaid expenses and other current assets	1

Liability Derivatives:
Call option	Accounts payable and accrued expenses	4	Accounts payable and accrued expenses	5

Total Net Derivatives (Liabilities)		$(1)		$(15)

A full description regarding the Company's use of derivative financial instruments is contained in Note 14 to the consolidated financial statements in the Company's 2014 Annual Report on Form 10-K.

11.    STOCKHOLDERS’ EQUITY

Components of Comprehensive Income

The market valuation adjustments represent unrealized holding gains (losses) on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 10). For the three and six months ended June 30, 2015 and 2014, the tax effects related to the market valuation adjustments and deferred losses were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

Dividend Program

During the first and second quarters of 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.38 per common share. During each of the quarters of 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.33 per common share.

Share Repurchase Program

At June 30, 2015, $547 million remained available under the Company’s share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

For the three months ended June 30, 2015, the Company repurchased 0.6 million shares of its common stock at an average price of $72.03 per share for $39 million. For the six months ended June 30, 2015, the Company repurchased 2.1 million shares of its common stock at an average price of $71.62 per share for $149 million. For the three and six months ended June 30, 2015, the Company reissued 0.4 million shares and 1.2 million shares, respectively, for employee benefit plans.

For the three months ended June 30, 2014, the Company repurchased 0.4 million shares of its common stock at an average price of $57.74 per share for a total of $25 million. For the six months ended June 30, 2014, the Company repurchased 1.0 million shares of its common stock at an average price of $54.84 per share for a total of $57 million. For the three and six months ended June 30, 2014, the Company reissued 0.4 million shares and 0.8 million shares, respectively, for employee benefit plans.

12.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow and other data for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation expense	$55	$56	$112	$109
Amortization expense	20	25	41	47

Depreciation and amortization expense	$75	$81	$153	$156

Interest expense	$(37)	$(42)	$(83)	$(82)
Interest income	—	—	1	1

Interest expense, net	$(37)	$(42)	$(82)	$(81)

Interest paid	$45	$30	$99	$82
Income taxes paid	90	129	109	138

Assets acquired under capital leases	2	8	2	10
Accounts payable associated with capital expenditures	9	14	9	14
Dividends payable	$55	$48	$55	$48

Businesses acquired:
Fair value of assets acquired	$2	$199	$2	$845
Fair value of liabilities assumed	—	12	—	82

Fair value of net assets acquired	2	187	2	763
Merger consideration paid (payable), net	4	(30)	4	(30)

Cash paid for business acquisitions	6	157	6	733
Less: Cash acquired	—	1	—	10

Business acquisitions, net of cash acquired	$6	$156	$6	$723

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

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $67 million in letters of credit, principally associated with the Letter of Credit Line, were outstanding at June 30, 2015. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of June 30, 2015, the Company does not believe that any losses related to the legal matters described above are probable. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the legal matters described above, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

Reserves for Legal Matters

Reserves for legal matters, other than those described above, totaled $16 million and $11 million at June 30, 2015 and December 31, 2014, respectively.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled approximately $116 million and $113 million at June 30, 2015 and December 31, 2014, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

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

At June 30, 2015, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

The following table is a summary of segment information for the three and six months ended June 30, 2015 and 2014. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization or impairment of intangibles assets, other operating income and expenses net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the consolidated financial statements contained in the Company’s 2014 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues:
DIS business	$1,771	$1,763	$3,463	$3,377
All other operating segments	154	139	301	271

Total net revenues	$1,925	$1,902	$3,764	$3,648

Operating earnings (loss):
DIS business	$302	$293	$544	$524
All other operating segments	30	22	56	40
General corporate activities	(31)	(53)	(71)	(94)

Total operating income	301	262	529	470
Non-operating expenses, net	(94)	(33)	(210)	(65)

Income before income taxes	207	229	319	405
Income tax expense	78	87	120	152

Net income	129	142	199	253
Less: Net income attributable to noncontrolling interests	11	9	20	16

Net income attributable to Quest Diagnostics	$118	$133	$179	$237

15.    SUBSEQUENT EVENTS

Sale of Noncontrolling Interest in Subsidiary

On July 1, 2015, UMass exercised its call option, acquiring an 18.9% noncontrolling interest in a subsidiary of the Company that performs diagnostic information services in a defined territory within the state of Massachusetts. In connection with the transaction, the Company paid the $50 million deferred consideration associated with the January 2, 2013 acquisition of the Massachusetts-based clinical outreach and anatomic pathology businesses from UMass and received $50 million associated with the call option exercise price. The deferred consideration is included in accounts payable and accrued expenses at June 30, 2015.

Clinical Trials Central Laboratory Services Joint Venture

On July 1, 2015, the Company closed a transaction with Quintiles Transnational Holdings Inc. to form a global clinical trials central laboratory services joint venture, Q2 Solutions. In connection with the transaction, the Company contributed certain assets of its Clinical Trials business to the newly formed joint venture in exchange for a non-controlling, 40% ownership interest. For further details regarding the transaction, see Note 6.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

Quest Diagnostics is the world's leading provider of diagnostic information services empowering people to take action to improve health outcomes.  We use our extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management.  Our diagnostic information services business ("DIS") provides insights through clinical testing and related services to patients, physicians, hospitals, accountable care organizations, integrated delivery networks, health plans, employers and others and makes up over 90% of our consolidated net revenues. The balance of our net revenues is derived from our Diagnostic Solutions ("DS") businesses, which consist of our risk assessment services, clinical trials testing (see discussion regarding assets held for sale below), diagnostic products and healthcare information technology businesses. Our business segment information is disclosed in Note 14 to the interim unaudited consolidated financial statements.

Second Quarter Highlights

Our second quarter performance reflects continued execution of our five-point strategy and we are seeing a moderation of government reimbursement pressure relative to the past two years. Our total net revenues of $1.9 billion were 1.2% above the prior year period. Excluding the impact of acquisitions, total net revenues grew by 0.8%. DIS revenues of $1.8 billion were 0.4% above the prior year period. DIS volume, measured by the number of requisitions, decreased 0.4% compared to the prior year period. Revenue per requisition increased 0.9% compared to the prior year period, reflecting growth in gene-based and esoteric testing and business mix shifts. This was the first quarter we reported year-over-year revenue per requisition growth since the first quarter of 2012. DS revenues of $154 million were 11.1% above the prior year period. The increase in DS revenues was primarily driven by our clinical trials testing, diagnostic products and risk assessment services businesses. Net income attributable to Quest Diagnostics' stockholders was $118 million, or $0.81 per diluted share, for the three months ended June 30, 2015 and was impacted by net charges of $0.36 per diluted share, primarily associated with the loss on early retirement of debt and related refinancing charges and restructuring and integration charges.

Five-point Strategy

Progress on the execution of our five-point strategy during the second quarter of 2015 includes:

•	We grew total net revenues 1.2% to $1.9 billion and operating income 14.9% to $301 million.

•
We continue to grow revenues from new relationships with hospitals and integrated delivery networks by helping them improve health outcomes and reduce costs. Most recently, we entered into a definitive agreement to acquire MemorialCare Health System's laboratory outreach services business, which provides outreach laboratory testing in southern California. The acquisition is expected to close in August 2015.

•
We are enhancing our diagnostic information services to help customers with population health, data analytics and decision support tools which will help to drive growth as well as deliver a superior customer experience.

•
We closed on our Q2 Solutions joint venture with Quintiles Transnational Holdings Inc. ("Quintiles") on July 1, 2015, forming a global clinical trials central laboratory services company into which we contributed our clinical trials testing business in exchange for a 40% ownership interest.

•	We completed the refinancing of over $1.2 billion in outstanding senior notes, resulting in reduced future interest expense and an improved maturity profile.

•	We repurchased $39 million of our common stock as part of our Common Stock repurchase program.

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

From 2012 through 2014, the cumulative charges recorded in connection with the Invigorate program were approximately $266 million, including approximately $178 million of cumulative pre-tax employee separation costs and other restructuring related costs. Through June 30, 2015, the cumulative charges recorded in connection with the January 2015 course of action were approximately $47 million, including approximately $21 million of cumulative pre-tax employee separation costs and other restructuring related costs.

For additional information on the Invigorate program and associated costs, see Note 4 to the interim unaudited consolidated financial statements.

Assets Held for Sale

At June 30, 2015, certain assets of our clinical trials testing business are classified as held for sale in our interim unaudited consolidated balance sheet.

On March 30, 2015, we entered into a definitive agreement with Quintiles to form a global clinical trials central laboratory services joint venture, Q2 Solutions. The transaction closed on July 1, 2015. In connection with the transaction, we contributed certain assets of our clinical trials testing business to the newly formed joint venture in exchange for a non-controlling, 40% ownership interest.

We expect to recognize a non-cash gain based on the difference between the fair value of our equity interest in the newly formed joint venture over the carrying value of the assets contributed. The non-cash gain, which is currently being determined, will be recorded in the third quarter of 2015 and is expected to be material to our results of operations.

Senior Notes Offering

In March 2015, we completed a $1.2 billion senior notes offering (the "2015 Senior Notes") that was sold in three tranches: (a) $300 million aggregate principal amount of 2.50% senior notes due March 2020, issued at a discount of $1 million; (b) $600 million aggregate principal amount of 3.50% senior notes due March 2025; and (c) $300 million aggregate principal amount of 4.70% senior notes due March 2045. A portion of the proceeds from the 2015 Senior Notes were used to fund the cash tender offer (the "Tender Offer") in March 2015 in which we purchased $176 million of our 6.95% Senior Notes due July 2037 and $74 million of our 5.75% Senior Notes due January 2040. In connection with the Tender Offer, we recorded a $79 million pre-tax loss on early retirement of debt in the first quarter of 2015.

The remaining proceeds from the 2015 Senior Notes, together with borrowing under our existing credit facilities, were used in April 2015 to redeem all of our $500 million 5.45% Senior Notes due November 2015, $150 million, or 50%, of our 3.2% Senior Notes due April 2016 and all of our $375 million 6.4% Senior Notes due July 2017 (the "Redemption"). In connection with the Redemption, we recorded a $65 million pre-tax loss on early retirement of debt in the second quarter of 2015.

The 2015 Senior Notes, Tender Offer and Redemption are further described in Note 9 to the interim unaudited consolidated financial statements.

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

Results of Operations

The following tables sets forth certain results of operations data for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Increase (Decrease)	% Increase (Decrease)	2015	2014	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$1,771	$1,763	$8	0.4%	$3,463	$3,377	$86	2.6%
DS businesses	154	139	15	11.1	301	271	30	11.1
Total net revenues	$1,925	$1,902	$23	1.2%	$3,764	$3,648	$116	3.2%

Operating costs and expenses:
Cost of services	$1,182	$1,174	$8	0.7%	$2,345	$2,275	$70	3.1%
Selling, general and administrative	429	440	(11)	(2.7)	848	855	(7)	(0.9)
Amortization of intangible assets	20	25	(5)	(20.5)	41	47	(6)	(12.1)
Other operating (income) expense, net	(7)	1	(8)	NM	1	1	—	NM
Total operating costs and expenses	$1,624	$1,640	$(16)	(1.0)%	$3,235	$3,178	$57	1.8%

Operating income	$301	$262	$39	14.9%	$529	$470	$59	12.6%

Other income (expense):
Interest expense, net	$(37)	$(42)	$(5)	(9.8)%	$(82)	$(81)	$1	2.1%
Equity in earnings of equity method investees	7	6	1	1.9	14	12	2	10.2
Other (expense) income, net	(64)	3	67	NM	(142)	4	146	NM
Total non-operating expenses, net	$(94)	$(33)	$61	NM	$(210)	$(65)	$145	NM

Income tax expense	$78	$87	$(9)	(10.8)%	$120	$152	$(32)	(21.3)%
Effective income tax rate	37.6%	37.9%	(0.3)%	NM	37.5%	37.5%	—%	NM

Net income attributable to Quest Diagnostics	$118	$133	$(15)	(11.5)%	$179	$237	$(58)	(24.5)%

Diluted earnings per common share attributable to Quest Diagnostics’ common stockholders	$0.81	$0.92	$(0.11)	(12.0)%	$1.23	$1.63	$(0.40)	(24.5)%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenues:
DIS business	92.0%	92.7%	92.0%	92.6%
DS businesses	8.0	7.3	8.0	7.4
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of services	61.4%	61.7%	62.3%	62.4%
Selling, general and administrative	22.3	23.1	22.5	23.4
Amortization of intangible assets	1.0	1.3	1.1	1.3
Other operating (income) expense, net	(0.3)	0.1	—	—
Total operating costs and expenses	84.4%	86.2%	85.9%	87.1%

Operating income	15.6%	13.8%	14.1%	12.9%

Bad debt expense	4.1%	3.9%	4.2%	4.1%

Operating Results

Results for the three months ended June 30, 2015 were affected by certain items that impacted diluted earnings per share by $0.36. During the three months ended June 30, 2015, we recorded pre-tax charges of $66 million, or $0.28 per diluted share, related to the loss on early retirement of debt and related refinancing charges in connection with the Redemption. In addition, we recorded pre-tax charges of $23 million, or $0.10 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs associated with acquisitions and professional fees associated with the further restructuring of our business ($11 million in cost of services and $12 million in selling, general and administrative expenses). We also recorded other items comprising a net pre-tax gain of $3 million, or $0.02 per diluted share. The other items include a gain of $13 million associated with a decrease in the fair value of the contingent consideration accrual associated with our Summit Health acquisition, which was partially offset by costs incurred related to legal matters and non-cash asset impairment charges.

Results for the six months ended June 30, 2015 were affected by certain items that impacted diluted earnings per share by $0.90. During the six months ended June 30, 2015, we recorded pre-tax charges of $150 million, or $0.64 per diluted share, related to the loss on early retirement of debt and related refinancing charges in connection with the Tender Offer and Redemption. In addition, we recorded pre-tax charges of $54 million, or $0.22 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs associated with acquisitions and professional fees associated with the further restructuring of our business ($31 million in cost of services and $23 million in selling, general and administrative expenses). We also incurred net pre-tax charges of $7 million, or $0.04 per diluted share, primarily associated with non-cash asset impairment charges primarily associated with our Celera Products business and costs incurred related to legal matters, partially offset by a gain of $13 million associated with a decrease in the fair value of the contingent consideration accrual associated with our Summit Health acquisition.

Results for the three months ended June 30, 2014 were affected by certain items that impacted diluted earnings per share by $0.16. During the three months ended June 30, 2014, we recorded pre-tax charges of $27 million, or $0.13 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs and professional fees associated with the further restructuring of our business ($11 million in cost of services and $16 million in selling, general and administrative expenses), including $5 million of pre-tax integration and transaction costs associated with acquisitions. In addition, we recorded a pre-tax charge of $7 million, or $0.03 per diluted share, principally associated with the settlement of legal matters.

Results for the six months ended June 30, 2014 were affected by certain items that impacted diluted earnings per share by $0.29. During the six months ended June 30, 2014, we recorded pre-tax charges of $51 million, or $0.24 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs and professional fees associated with the further restructuring of our business ($23 million in cost of services and $28 million in selling, general and administrative expenses), including $11 million of pre-tax integration and transaction costs associated with acquisitions. In addition, we recorded pre-tax charges of $11 million, or $0.05 per diluted share, principally associated with the settlement of legal matters.

Net Revenues

Net revenues for the three months ended June 30, 2015 were 1.2% above the prior year level. Acquisitions contributed nearly 0.4% to net revenue growth.

DIS revenue, which accounted for over 90% of our consolidated net revenues, increased by 0.4% for the three months ended June 30, 2015 compared to the prior year period.

DIS volume, measured by the number of requisitions, decreased 0.4% for the three months ended June 30, 2015 compared to the prior year period.

Revenue per requisition for the three months ended June 30, 2015 increased 0.9% compared to the prior year period, reflecting growth in gene-based and esoteric testing and business mix shifts.

For the three months ended June 30, 2015, combined revenues in our DS businesses increased by 11.1% compared to the prior year period. The increase was primarily driven by an increase in revenues in our clinical trials testing, diagnostic products and risk assessment services businesses.

Net revenues for the six months ended June 30, 2015 were 3.2% above the prior year level. Acquisitions contributed nearly 2.4% to consolidated revenue growth.

DIS revenue, which accounted for over 90% of our consolidated net revenues, increased by 2.6% for the six months ended June 30, 2015 compared to the prior year period. Acquisitions contributed nearly 2.6% to DIS revenue growth.

DIS volume, measured by the number of requisitions, increased 2.4% for the six months ended June 30, 2015 compared to the prior year period. Acquisitions contributed approximately 2.9% to DIS volume in the period.

Revenue per requisition for the six months ended June 30, 2015 increased 0.1% compared to the prior year period, reflecting growth in gene-based and esoteric testing and business mix shifts. Acquisitions negatively impacted revenue per requisition by 0.3% in the period.

For the six months ended June 30, 2015, combined revenues in our DS businesses increased by 11.1% compared to the prior year period. The increase was primarily driven by an increase in revenues in our clinical trials testing, diagnostic products and risk assessment services businesses.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

Cost of services increased $8 million for the three months ended June 30, 2015 as compared to the prior year period. This increase was primarily driven by higher costs associated with increased revenues, which was partially offset by cost reductions under the Invigorate program and acquisition related synergies.

Cost of services increased $70 million for the six months ended June 30, 2015 as compared to the prior year period. This increase was primarily driven by additional operating costs associated with our 2014 acquisitions and, to a lesser extent, higher restructuring and integration charges and higher compensation and benefits, which were partially offset by cost reductions under the Invigorate program and acquisition related synergies.

Selling, General and Administrative Expenses ("SG&A")

SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense and general management and administrative support as well as administrative facility costs.

SG&A decreased $11 million and $7 million for the three and six months ended June 30, 2015 as compared to the prior year periods. The decrease in SG&A is primarily driven by lower compensation and benefits, primarily as a result of cost reductions under the Invigorate program and acquisition related synergies, and lower restructuring and integration charges. These decreases were partially offset by higher bad debt expense. For the six months ended June 30, 2015, the decreases were also partially offset by additional operating costs associated with our acquisitions.

Other Operating (Income) Expense, net

Other operating (income) expense, net includes miscellaneous income and expense items related to operating activities. Other operating (income) expense, net for the three months ended June 30, 2015, includes a gain of $13 million associated with a decrease in the fair value of the contingent consideration accrual associated with our Summit Health acquisition, partially offset by a non-cash asset impairment charge. For the six months ended June 30, 2015, other operating (income) expense, net includes non-cash asset impairment charges primarily associated with our Celera Products business, substantially offset by a gain of $13 million associated with a decrease in the fair value of the contingent consideration accrual associated with our Summit Health acquisition.

Interest Expense, net

Interest expense, net, for the three months ended June 30, 2015, decreased $5 million as compared to the prior year period. The decrease in interest expense, net was primarily a result of lower outstanding debt balances compared to the prior year period and lower interest rates associated with our 2015 Senior Notes.

Interest expense, net, for the six months ended June 30, 2015, was essentially flat compared to the prior year period.

Other (Expense) Income, net

Other (expense) income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the three and six months ended June 30, 2015, other (expense) income, net includes losses on early retirement of debt of $65 million and $144 million, respectively.
Income Tax Expense

The decrease in income tax expense for the three and six months ended June 30, 2015, compared to the prior year period, is primarily due to income tax benefits associated with the loss on early retirement of debt associated with the Tender Offer and Redemption.

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

At June 30, 2015 and December 31, 2014, the fair value of our debt was estimated at approximately $3.8 billion and $4.2 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2015 and December 31, 2014, the estimated fair value exceeded the carrying value of the debt by $84 million and $416 million, respectively. A hypothetical 10% increase in interest rates (representing 38 basis points at June 30, 2015 and 45 basis points at December 31, 2014) would potentially reduce the estimated fair value of our debt by approximately $116 million and $108 million at June 30, 2015 and December 31, 2014, respectively.

Borrowings under our senior unsecured revolving credit facility and our secured receivables credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. At June 30, 2015, the borrowing rates under these debt instruments were: for our senior unsecured revolving credit facility, LIBOR plus 1.125%; and for our secured receivables credit facility, 0.88%. At of June 30, 2015, the weighted average LIBOR was 0.2%. As of June 30, 2015, there were $85 million of borrowings outstanding under our $525 million secured receivables credit facility and no borrowings outstanding under our $750 million senior unsecured revolving credit facility.

The notional amount of fixed-to-variable interest rate swaps outstanding at both June 30, 2015 and December 31, 2014 was $1.2 billion. The aggregate fair value of the fixed-to-variable interest rate swaps that are in a liability position was $12 million at June 30, 2015. The aggregate fair value of the fixed-to-variable interest rate swaps that are in an asset position was $15 million at June 30, 2015. There were no forward starting interest rate swaps outstanding at June 30, 2015. The notional amount of forward starting interest rate swaps outstanding at December 31, 2014 was $150 million.

Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 2 basis points) would not impact annual interest expense materially, assuming no changes to the debt outstanding at June 30, 2015. A hypothetical 10% change in interest rates (representing 20 basis points) would potentially change the fair value of our derivative liabilities by $8 million. A hypothetical 10% change in interest rates (representing 24 basis points) would potentially change the fair value of our derivative assets by $6 million.

For further details regarding our outstanding debt, see Note 9 to the interim unaudited consolidated financial statements and Note 13 to the consolidated financial statements included in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014. For details regarding our financial instruments and hedging activities, see Note 10 to the interim unaudited consolidated financial statements and Note 14 to the consolidated financial statements included in our 2014 Annual Report 10-K for the year ended December 31, 2014.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying value of our equity investments was $18 million at June 30, 2015.

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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2015	2014
	(dollars in millions)
Net cash provided by operating activities	$327	$364
Net cash used in investing activities	(123)	(841)
Net cash (used in) provided by financing activities	(246)	434

Net change in cash and cash equivalents	$(42)	$(43)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash and cash equivalents at June 30, 2015 totaled $150 million, compared to $192 million at December 31, 2014.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 was $327 million compared to $364 million for the six months ended June 30, 2014. This $37 million decrease was primarily a result of $146 million of pre-tax cash charges associated with the early retirement of debt and higher performance based compensation payments, which were partially offset by improved operating performance and improved working capital through management of days sales outstanding. Days sales outstanding, a measure of billing and collection efficiency, was 44 days at June 30, 2015, 48 days at December 31, 2014 and 47 days at June 30, 2014.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $123 million, compared to $841 million for the six months ended June 30, 2014. This $718 million decrease was a result of a $717 million decrease in business acquisitions, primarily a result of fewer acquisitions in 2015 as compared to 2014.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities for the six months ended June 30, 2015 was $(246) million, compared to $434 million for the six month ended June 30, 2014. This $680 million decrease was primarily a result of a $571 million decrease in net borrowings (proceeds from borrowings less repayments of debt), primarily associated with the funding of the Solstas acquisition in 2014, and a $92 million increase in repurchases of our common stock as discussed in "Share Repurchases" below.

Dividends

During the first and second quarters of 2015, our Board of Directors declared a quarterly cash dividend of $0.38 per common share. During each of the quarters of 2014, our Board of Directors declared a quarterly cash dividend of $0.33 per common share. We expect to fund future dividend payments with cash flows from operations and do not expect the dividend to have a material impact on our ability to finance future growth.

Share Repurchases

At June 30, 2015, $547 million remained available under our share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

For the three months ended June 30, 2015, we repurchased 0.6 million shares of our common stock at an average price of $72.03 per share for $39 million. For the six months ended June 30, 2015, we repurchased 2.1 million shares of our common stock at an average price of $71.62 per share for $149 million.

For the three months ended June 30, 2014, we repurchased 0.4 million shares of our common stock at an average price of $57.74 per share for $25 million. For the six months ended June 30, 2014, we repurchased 1.0 million shares of our common stock at an average price of $54.84 per share for $57 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of June 30, 2015:

	Payments due by period
	(in millions)
Contractual Obligations	Total	Remainder of 2015	1-3 years	3-5 years	After 5 years
Outstanding debt	$3,716	$6	$235	$300	$3,175
Capital lease obligations	28	6	15	6	1
Interest payments on outstanding debt	1,879	71	267	260	1,281
Operating leases	712	103	288	136	185
Purchase obligations	238	58	136	21	23
Merger consideration obligations	80	51	28	1	—

Total contractual obligations	$6,653	$295	$969	$724	$4,665

Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of June 30, 2015 applied to the June 30, 2015 balances, which are assumed to remain outstanding through their maturity dates.

A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 13 to the consolidated financial statements in our 2014 Annual Report on Form 10-K and Note 9 to the interim unaudited consolidated financial statements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2014 is contained in Note 17 to the consolidated financial statements in our 2014 Annual Report on Form 10-K. Merger consideration obligation includes consideration owed, including any contingent consideration at maximum payout, on the UMass, Summit Health (see Note 7), and Steward acquisitions. A full discussion and analysis regarding our acquisitions of Summit Health, Steward and UMass and the related merger consideration obligations at December 31, 2014 is contained in Note 5 to the consolidated financial statements in our 2014 Annual Report on Form 10-K.

As of June 30, 2015, our total liabilities associated with unrecognized tax benefits were approximately $104 million, which were excluded from the table above. We expect that these liabilities may decrease by up to approximately $32 million within the next twelve months, primarily as a result of payments, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. Additionally, it is reasonably possible that within the next 12 months, as result of ongoing negotiations with tax authorities and the expiration of statutes of limitations, our total liabilities associated with unrecognized tax benefits will further decrease and beneficially impact the effective tax rate for continuing operations. However, due to the inherent uncertainty of the negotiations and the resulting outcomes, we are not able to estimate the effective tax rate impact at this time.  See Note 8 to the consolidated financial statements in our 2014 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of June 30, 2015, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

On July 1, 2015, Q2 Solutions, our joint venture with Quintiles, will become an equity method investee. See "Assets Held for Sale" above for further details.

Requirements and Capital Resources

We estimate that we will invest approximately $300 million during 2015 for capital expenditures, to support and grow our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including specific initiatives associated with our Invigorate and other programs.

We expect to fund the repayment of the current portion of our long-term debt using a combination of cash on hand and existing credit facilities.

As of June 30, 2015, $1.2 billion of borrowing capacity was available under our existing credit facilities consisting of $440 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

We believe the borrowing capacity under the credit facilities described above continues to be available to us. Should one or several banks no longer participate in either of our credit facilities, we would not expect it to impact our ability to fund operations. We expect that we will be able to replace our existing credit facilities with alternative arrangements prior to their expiration.

At June 30, 2015, approximately 50% of our $150 million of consolidated cash and cash equivalents were held outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States. Further, our current plans do not demonstrate a need to repatriate foreign funds in order to fund U.S. operations. If the foreign cash and cash items are needed for operations in the United States, or we otherwise elect to repatriate the funds, we may be required to accrue and pay United States taxes on a significant portion of these amounts.

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

Recent Accounting Pronouncements Not Yet Effective

The impacts of recent accounting pronouncements not yet effective on our consolidated financial statements are discussed in Note 2 to the interim unaudited consolidated financial statements.

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

During the second quarter of 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 13 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the second quarter of 2015.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2015 – April 30, 2015
Share Repurchase Program (A)	26,319	$75.23	26,319	$583,627
Employee Transactions (B)	401	$76.18	N/A	N/A
May 1, 2015 – May 31, 2015
Share Repurchase Program (A)	508,073	$71.86	508,073	$547,115
Employee Transactions (B)	10,756	$72.83	N/A	N/A
June 1, 2015 – June 30, 2015
Share Repurchase Program (A)	—	$—	—	$547,115
Employee Transactions (B)	28	$73.79	N/A	N/A
Total
Share Repurchase Program (A)	534,392	$72.03	534,392	$547,115
Employee Transactions (B)	11,185	$72.96	N/A	N/A

(A)
Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $6.5 billion of share repurchases of our common stock through June 30, 2015. The share repurchase authorization has no set expiration or termination date.

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

Item 6.	Exhibits

Exhibits:

10.1	Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan (As amended May 15, 2015)

10.2	Amended and Restated Employee Stock Purchase Plan (Effective as of June 29, 2015)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20150630.xml

101.SCH	dgx-20150630.xsd

101.CAL	dgx-20150630_cal.xml

101.DEF	dgx-20150630_def.xml

101.LAB	dgx-20150630_lab.xml

101.PRE	dgx-20150630_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
July 30, 2015
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
President and Chief Executive Officer

By	/s/ Mark J. Guinan
Mark J. Guinan
Senior Vice President and Chief Financial Officer