Form 10-Q
period 2015-09-30
QUEST DIAGNOSTICS INC
filed 2015-10-29
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
Commission file number 001-12215

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 22, 2015, there were outstanding 143,349,705 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$1,880	$1,904	$5,644	$5,552

Operating costs and expenses:
Cost of services	1,162	1,178	3,507	3,453
Selling, general and administrative	402	446	1,250	1,301
Amortization of intangible assets	20	24	61	71
Gain on contribution of business to joint venture	(334)	—	(334)	—
Other operating (income) expense, net	(1)	—	—	1

Total operating costs and expenses	1,249	1,648	4,484	4,826

Operating income	631	256	1,160	726

Other income (expense):
Interest expense, net	(35)	(41)	(117)	(122)
Other (expense) income, net	(4)	(1)	(146)	3

Total non-operating expenses, net	(39)	(42)	(263)	(119)

Income before income taxes and equity in earnings of equity method investees	592	214	897	607
Income tax expense	(239)	(82)	(359)	(234)
Equity in earnings of equity method investees, net of taxes	1	7	15	19

Net income	354	139	553	392
Less: Net income attributable to noncontrolling interests	12	10	32	26

Net income attributable to Quest Diagnostics	$342	$129	$521	$366

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.37	$0.89	$3.61	$2.52

Diluted	$2.35	$0.88	$3.58	$2.51

Weighted average common shares outstanding:
Basic	144	145	144	144
Diluted	145	145	145	145

Dividends per common share	$0.38	$0.33	$1.14	$0.99
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$354	$139	$553	$392

Other comprehensive (loss) income:
Currency translation	(5)	(5)	(7)	(3)
Market valuation, net of taxes	(2)	(2)	—	1
Net deferred loss on cash flow hedges, net of taxes	1	—	3	(5)

Other comprehensive loss	(6)	(7)	(4)	(7)

Comprehensive income	348	132	549	385
Less: Comprehensive income attributable to noncontrolling interests	12	10	32	26

Comprehensive income attributable to Quest Diagnostics	$336	$122	$517	$359
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(unaudited)
(in millions, except per share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$123	$192
Accounts receivable, net of allowance for doubtful accounts of $267 and $250 at September 30, 2015 and December 31, 2014, respectively	914	932
Inventories	86	110
Deferred income taxes	165	169
Prepaid expenses and other current assets	194	186
Assets held for sale	166	14

Total current assets	1,648	1,603
Property, plant and equipment, net	886	933
Goodwill	5,895	6,032
Intangible assets, net	1,004	1,071
Investment in equity method investees	478	46
Other assets	163	172

Total assets	$10,074	$9,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$973	$1,191
Current portion of long-term debt	160	518

Total current liabilities	1,133	1,709
Long-term debt	3,571	3,224
Other liabilities	680	594
Redeemable noncontrolling interest	69	—
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized at both September 30, 2015 and December 31, 2014; 216 shares and 215 shares issued at September 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	2,469	2,418
Retained earnings	6,066	5,723
Accumulated other comprehensive loss	(31)	(27)
Treasury stock, at cost; 72 shares and 71 shares at September 30, 2015 and December 31, 2014, respectively	(3,917)	(3,815)

Total Quest Diagnostics stockholders’ equity	4,589	4,301
Noncontrolling interests	32	29

Total stockholders’ equity	4,621	4,330

Total liabilities and stockholders’ equity	$10,074	$9,857
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$553	$392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230	235
Provision for doubtful accounts	232	224
Deferred income tax provision (benefit)	138	(21)
Stock-based compensation expense	39	38
Excess tax benefits from stock-based compensation arrangements	(4)	—
Gain on contribution of business to joint venture	(334)	—
Other, net	(4)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(214)	(260)
Accounts payable and accrued expenses	(41)	20
Income taxes payable	(15)	22
Other assets and liabilities, net	(41)	(10)

Net cash provided by operating activities	539	635

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(41)	(725)
Capital expenditures	(169)	(219)
Investment in equity method investee	(37)	—
Decrease in investments and other assets	10	10

Net cash used in investing activities	(237)	(934)

Cash flows from financing activities:
Proceeds from borrowings	2,214	1,953
Repayments of debt	(2,235)	(1,466)
Purchases of treasury stock	(174)	(82)
Exercise of stock options	58	55
Excess tax benefits from stock-based compensation arrangements	4	—
Dividends paid	(158)	(139)
Distributions to noncontrolling interests	(28)	(23)
Sale of noncontrolling interest in subsidiary	51	—
Payment of deferred business acquisition consideration	(51)	—
Other financing activities, net	(52)	(16)

Net cash (used in) provided by financing activities	(371)	282

Net change in cash and cash equivalents	(69)	(17)
Cash and cash equivalents, beginning of period	192	187

Cash and cash equivalents, end of period	$123	$170
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(unaudited)
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2014	144	$2	$2,418	$5,723	$(27)	$(3,815)	$29	$4,330	$—
Net income				521			31	552	1
Other comprehensive loss, net of taxes					(4)			(4)
Dividends declared				(164)				(164)
Distributions to noncontrolling interests							(28)	(28)
Issuance of common stock under benefit plans	1		5			12		17
Stock-based compensation expense			37			2		39
Exercise of stock options	1					58		58
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(6)					(6)
Tax benefits associated with stock-based compensation plans			4					4
Purchases of treasury stock	(2)					(174)		(174)
Sale of redeembable noncontrolling interest			11					11	54
Adjustment to fair value				(14)				(14)	14

Balance, September 30, 2015	144	$2	$2,469	$6,066	$(31)	$(3,917)	$32	$4,621	$69

Balance, December 31, 2013	144	$2	$2,379	$5,358	$(8)	$(3,783)	$25	$3,973
Net income				366			26	392
Other comprehensive loss, net of taxes					(7)			(7)
Dividends declared				(143)				(143)
Distributions to noncontrolling interests							(23)	(23)
Issuance of common stock under benefit plans	1		1			13		14
Stock-based compensation expense			36			2		38
Exercise of stock options	1		(3)			58		55
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(6)					(6)
Tax benefits associated with stock-based compensation plans			(1)					(1)
Purchases of treasury stock	(1)					(82)		(82)

Balance, September 30, 2014	145	$2	$2,406	$5,581	$(15)	$(3,792)	$28	$4,210
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in millions unless otherwise indicated)

1.    DESCRIPTION OF BUSINESS

Background

Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") empower people to take action to improve health outcomes.  The Company uses its extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management.  The Company's diagnostic information services business ("DIS") provides insights through clinical testing and related services to patients, physicians, hospitals, accountable care organizations ("ACOs"), integrated delivery networks ("IDNs"), health plans, employers and others. The Company offers the broadest access in the United States to diagnostic information services through its nationwide network of laboratories, Company-owned patient service centers and phlebotomists in physician offices. The Company is the world's leading provider of diagnostic information services, including routine clinical testing, gene-based and esoteric testing, anatomic pathology services and drugs-of-abuse testing, as well as related services and insights. The Company provides interpretive consultation through the organization, with one of the largest medical and scientific staffs in the industry and hundreds of M.D.s and Ph.D.s, many of whom are recognized leaders in their fields. The Company's Diagnostic Solutions ("DS") businesses offer a variety of solutions for life insurers, healthcare providers and others. The Company is the leading provider of risk assessment services for the life insurance industry as well as a leading provider of central laboratory testing for clinical trials (see Note 6 regarding the contribution of the clinical trials testing business to a newly formed joint venture effective July 1, 2015). The Company's diagnostics products business manufactures and markets diagnostic products. In addition, the Company offers healthcare organizations, clinicians and patients robust information technology solutions.

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

Reclassifications

Prior to the Company's clinical trials central laboratory services joint venture, Q2 Solutions, the earnings of the Company's equity method investees consisted of earnings that were not directly taxable to the investees, in which case it was appropriate to present equity in earnings of equity method investees before income tax expense on the consolidated statements of operations. The earnings of Q2 Solutions, which closed on July 1, 2015, includes earnings that are directly taxable to the joint venture. As a result of the Q2 Solutions transaction, the current period presentation of equity in earnings of equity method investees is required to be presented below income tax expense on the consolidated statements of operations. The Company's equity in earnings of equity method investees on the consolidated statements of operations for the three and nine months ended September 30, 2014 have been reclassified to conform with the current period presentation. In addition as a result of the current period presentation of investment in equity method investees on the consolidated balance sheet, the Company's investment in equity method investees as of December 31, 2014 has been reclassified to conform with the current period presentation. For further details regarding the Company's investment in Q2 Solutions, see Note 6.

As a result of the classification of certain non-core assets as held for sale on the consolidated balance sheet in the current period, current assets held for sale on the consolidated balance sheet at December 31, 2014 were reclassified to conform with the current period presentation. For further details regarding assets held for sale, see Note 6.

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

In April 2015, the FASB issued an ASU which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. The Company adopted this standard in the second quarter of 2015 and applied the standard retrospectively. Adoption of this standard has resulted in the reclassification of $20 million of unamortized debt issuance costs from other assets to a reduction of long-term debt on the consolidated balance sheet at December 31, 2014.

New Accounting Pronouncements

In May 2014, the FASB issued an ASU on revenue recognition. This ASU outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific guidance from GAAP. The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The standard requires additional disclosures including those that are qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of this ASU to the first quarter of 2018, with early adoption permitted beginning in the first quarter of 2017. The ASU can be applied using a full retrospective method or a modified retrospective method of adoption. The Company is currently assessing the impact of the adoption of this ASU on the Company’s results of operations, financial position and cash flows.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

In February 2015, the FASB issued an ASU which makes targeted amendments to the current consolidation guidance for variable interest entities and limited partnerships and similar entities. The ASU is effective for the Company in the first quarter of 2016 with the option of using a full retrospective or a modified retrospective method. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position and cash flows.

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

In September 2015, the FASB issued an ASU which requires that an acquirer recognize adjustments to provisional amounts in a business combination that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date.  The ASU is effective for the Company in the first quarter of 2016 with early adoption permitted and will be applied prospectively to adjustments to provisional amounts after the effective date. The Company does not expect the adoption of this ASU to have a material impact on its results of operations, financial position and cash flows.

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amounts attributable to Quest Diagnostics’ stockholders:
Net income attributable to Quest Diagnostics	$342	$129	$521	$366
Less: Earnings allocated to participating securities	2	1	3	2

Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$340	$128	$518	$364

Weighted average common shares outstanding – basic	144	145	144	144
Effect of dilutive securities:
Stock options and performance share units	1	—	1	1

Weighted average common shares outstanding – diluted	145	145	145	145

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.37	$0.89	$3.61	$2.52

Diluted	$2.35	$0.88	$3.58	$2.51

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options and performance share units	2	—	2	3

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

In January 2015, the Company adopted a course of action related to its multi-year Invigorate program to further reduce its cost structure through 2017. This multi-year course of action continues to focus on the flagship program opportunities and new key opportunities such as: standardizing processes, information technology systems, equipment and data; enhancing electronic enabling services; and enhancing reimbursement for work performed. The estimated pre-tax charges expected to be incurred in 2015 in connection with this course of action are now expected to be: $35 million to $40 million of employee separation costs and up to $5 million of facility-related costs and asset impairment charges.

The following table provides a summary of the Company's pre-tax restructuring charges associated with its Invigorate program and other restructuring activities for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee separation costs	$14	$14	$35	$28
Facility-related costs	1	2	1	6
Asset impairment charges	—	—	—	1

Total restructuring charges	$15	$16	$36	$35

Total restructuring charges incurred for the three and nine months ended September 30, 2015 are primarily associated with various workforce reduction initiatives as the Company continues to simplify and restructure its organization. Of the total $15 million in restructuring charges incurred during the three months ended September 30, 2015, $12 million and $3 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total $36 million in restructuring charges incurred during the nine months ended September 30, 2015, $29 million and $7 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Total restructuring charges incurred for the three and nine months ended September 30, 2014 are primarily associated with various workforce reduction initiatives as the Company continued to simplify and restructure its organization. Of the total $16 million in restructuring charges incurred during the three months ended September 30, 2014, $7 million and $9 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total $35 million in restructuring charges incurred during the nine months ended September 30, 2014, $19 million and $16 million were recorded in cost of services and selling, general and administrative expenses, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Charges for all periods presented were primarily recorded in the Company's DIS business.

The following table summarizes activity in the restructuring liability as of September 30, 2015, which is included in accounts payable and accrued expenses on the consolidated balance sheet:

	Employee Separation Costs	Facility-Related Costs	Total

Balance, December 31, 2014	$18	$11	$29
Current period charges	35	1	36
Less:
Cash payments	(29)	(5)	(34)
Other / adjustments	—	(3)	(3)

Balance, September 30, 2015	$24	$4	$28

5.     BUSINESS ACQUISITIONS

Acquisition of MemorialCare Health System's Laboratory Outreach Business

On August 3, 2015, the Company completed the acquisition of MemorialCare Health System's laboratory outreach business ("MemorialCare") in an all-cash transaction valued at $35 million. The assets acquired primarily represent deductible goodwill and intangible assets, principally comprised of customer-related intangibles.

2014 Acquisitions

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

6.     DISPOSITION AND HELD FOR SALE

Contribution of Clinical Trials Business

On March 30, 2015, the Company entered into a definitive agreement with Quintiles Transnational Holdings Inc.
to form a global clinical trials central laboratory services joint venture, Q2 Solutions. The transaction closed on July 1, 2015. In connection with the transaction, the Company contributed certain assets of its clinical trials testing business ("Clinical Trials") and $37 million of cash to the newly formed joint venture in exchange for a non-controlling, 40% ownership interest. The assets of Clinical Trials contributed to the joint venture, principally consisting of property, plant and equipment and goodwill, were classified as non-current assets held for sale in the consolidated balance sheet at June 30, 2015 and were contributed to Q2 Solutions upon closing of the transaction. Subsequent to closing, the Company's ownership interest in the the joint venture is being accounted for under the equity method of accounting. At September 30, 2015, the investment in Q2 Solutions had a carrying value of $422 million.

During the third quarter of 2015, the Company recognized a pre-tax gain of $334 million based on the difference between the fair value of the Company's equity interest in the newly formed joint venture over the carrying value of the assets contributed. The fair value of the Company's equity interest was determined using discounted cash flows. In connection with the gain, the Company recorded a deferred tax liability of $145 million. Upon formation, the Company's investment in Q2 Solutions exceeded its equity in the underlying net assets by approximately $219 million. This basis difference is attributable to finite-lived assets, indefinite-lived intangible assets and goodwill of the joint venture. The basis difference associated with the finite-lived assets of $75 million is being amortized over a weighted average useful life of 8 years as a reduction to the carrying value of the investment in equity method investees and corresponding reduction in equity in earnings of equity method investees, net of taxes.

Assets Held for Sale

During the third quarter of 2015, the Company classified certain non-core assets as held for sale. The assets consist of $113 million of goodwill, with the remainder consisting of property, plant and equipment, inventories and intangible assets and are classified as current assets held for sale in the consolidated balance sheet as at September 30, 2015.

Clinical Trials, prior to July 1, 2015, and the non-core assets held for sale are included in all other operating segments and have not been classified as discontinued operations. For further details regarding business segment information, see Note 14.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

7.     FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2015	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$46	$46	$—	$—
Interest rate swaps	34	—	34	—
Cash surrender value of life insurance policies	28	—	28	—
Available-for-sale equity securities	7	7	—	—

Total	$115	$53	$62	$—

Liabilities:
Deferred compensation liabilities	$81	$—	$81	$—
Contingent consideration	3	—	—	3

Total	$84	$—	$81	$3

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2014	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$49	$49	$—	$—
Cash surrender value of life insurance policies	30	—	30	—
Interest rate swaps	17	—	17	—
Available-for-sale equity securities	9	9	—	—
Put option	1	—	—	1

Total	$106	$58	$47	$1

Liabilities:
Deferred compensation liabilities	$85	$—	$85	$—
Contingent consideration	17	—	—	17
Forward starting interest rate swaps	15	—	15	—
Interest rate swaps	13	—	13	—
Call option	5	—	—	5

Total	$135	$—	$113	$22

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

In connection with the acquisition of certain businesses from UMass Memorial Medical Center ("UMass"), the Company granted to UMass a call option and UMass granted to the Company a put option for UMass to acquire an 18.90% equity interest in a newly formed entity. The put and call options are derivative instruments whose fair values have been measured using a combination of discounted cash flows and the Black-Scholes-Merton option pricing model. On July 1, 2015, UMass exercised its call option, acquiring an 18.9% noncontrolling interest in a subsidiary of the Company that performs diagnostic information services in a defined territory within the state of Massachusetts. In connection with the transaction, the Company paid the $50 million deferred consideration associated with the January 2, 2013 acquisition of the Massachusetts-based clinical outreach and anatomic pathology businesses from UMass and received $50 million associated with the call option exercise price. The put option expired unexercised.

In April 2014, and as further detailed in Note 5 to the consolidated financial statements in the Company's 2014 Annual Report on Form 10-K, the Company completed the acquisitions of Summit Health and Steward. In connection with these acquisitions the Company initially recorded an aggregate contingent consideration liability of $26 million. The contingent consideration liability was classified within Level 3 measured at fair value using a probability weighted and discounted cash flow method. These measurements are based on externally obtained inputs and management's probability assessments of the occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligations, as well as the likelihood of achieving financial targets. The initial probability estimate of the occurrence of such triggering events associated with the amounts the Company could be obligated to pay in future periods for both Summit Health and Steward was between 5% and 95%. The probability-weighted cash flows were then discounted using a discount rate of 1.5% to 2.8%. The estimated fair value of the contingent consideration associated with Summit Health was reduced to $13 million in the fourth quarter of 2014 and $0 in the second quarter of 2015. These reductions were a result of updated revenue forecasts for 2015 compared to the earn-out target included in the contingent consideration arrangement. The contingent consideration associated with Summit Health, if earned, would be paid in the first quarter of 2016, with a maximum payment of $25 million. The remaining contingent consideration associated with Steward is projected to be paid out in three equal annual installments, with a maximum payout of $4 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

The following table provides a reconciliation of the beginning and ending balances of assets and liabilities using significant unobservable inputs (Level 3):

	Assets	Liabilities
	Put Option Derivative Asset	Contingent Consideration	Call Option Derivative Liability	Total Liabilities

Balance, December 31, 2014	$1	$17	$5	$22
Settlements	—	(1)	(4)	(5)
Total gains/losses - realized/unrealized:
Included in earnings	(1)	(13)	(1)	(14)
Balance, September 30, 2015	$—	$3	$—	$3

The $13 million gain included in earnings associated with the change in the fair value of contingent consideration for the nine months ended September 30, 2015 is reported in other operating (income) expense, net.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At September 30, 2015, the fair value of the Company’s debt was estimated at $3.8 billion, which exceeded the carrying value by $116 million. At December 31, 2014, the fair value of the Company's debt was estimated at $4.2 billion, which exceeded the carrying value by $416 million. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

8.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the nine months ended September 30, 2015 and for the year ended December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Balance, beginning of period	$6,032	$5,649
Goodwill acquired during the period	23	383
Reclassification to assets held for sale	(160)	—
Balance, end of period	$5,895	$6,032

Principally all of the Company’s goodwill as of September 30, 2015 and December 31, 2014 is associated with its DIS business.

For the nine months ended September 30, 2015, goodwill acquired during the period was principally associated with the acquisition of MemorialCare (see Note 5) and reclassification to assets held for sale was principally associated with Clinical Trials and non-core assets (see Note 6).

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

Intangible assets at September 30, 2015 and December 31, 2014 consisted of the following:

	Weighted Average Amortization Period (in years)	September 30, 2015			December 31, 2014
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related intangibles	19	$926	$(283)	$643	$929	$(259)	$670
Non-compete agreements	5	6	(3)	3	43	(37)	6
Technology	14	117	(45)	72	118	(38)	80
Other	9	105	(55)	50	152	(82)	70
Total	17	1,154	(386)	768	1,242	(416)	826

Intangible assets not subject to amortization:
Trade names		235	—	235	244	—	244
Other		1	—	1	1	—	1
Total intangible assets		$1,390	$(386)	$1,004	$1,487	$(416)	$1,071

For the nine months ended September 30, 2015, intangible assets with a net book value of $16 million (original cost of $48 million and accumulated amortization of $32 million), principally associated with Clinical Trials and non-core assets (see Note 6), were reclassified to assets held for sale. During the second quarter of 2015, a fully amortized contractual non-compete agreement (cost of $37 million and accumulated amortization of $37 million) that expired was written-off.

Amortization expense related to intangible assets was $20 million and $24 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, amortization expense related to intangible assets was $61 million and $71 million, respectively.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2015 is as follows:

Year Ending December 31,
Remainder of 2015	$19
2016	72
2017	68
2018	63
2019	63
2020	63
Thereafter	420
Total	$768

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

9.    DEBT

Long-Term Debt

Long-term debt at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014

Secured Receivables Credit Facility (0.93% at September 30, 2015)	$60	$—
5.45% Senior Notes due November 2015	—	500
3.20% Senior Notes due April 2016	151	304
6.40% Senior Notes due July 2017	—	375
2.70% Senior Notes due April 2019	300	300
4.75% Senior Notes due January 2020	527	524
2.50% Senior Notes due March 2020	299	—
4.70% Senior Notes due April 2021	561	549
4.25% Senior Notes due April 2024	318	311
3.50% Senior Notes due March 2025	603	—
6.95% Senior Notes due July 2037	246	421
5.75% Senior Notes due January 2040	368	439
4.70% Senior Notes due March 2045	300	—
Other	24	39
Debt issuance costs	(26)	(20)

Total long-term debt	3,731	3,742
Less: Current portion of long-term debt	160	518

Total long-term debt, net of current portion	$3,571	$3,224

Current Portion of Long-Term Debt

At September 30, 2015, current portion of long-term debt was principally comprised of the 3.20% Senior Notes due April 2016. At December 31, 2014, current portion of long-term debt was principally comprised of the 5.45% Senior Notes due November 2015.

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

Retirement of Debt

In March 2015, the Company commenced a cash tender offer to purchase up to $250 million aggregate principal amount of its 6.95% Senior Notes due July 2037 and 5.75% Senior Notes due January 2040 using a portion of the proceeds from the 2015 Senior Notes. The Company repurchased $176 million of its 6.95% Senior Notes due July 2037 and $74 million

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

of its 5.75% Senior Notes due January 2040. In April 2015, the Company redeemed all of the 5.45% Senior Notes due November 2015, $150 million of the 3.2% Senior Notes due April 2016 and all of the 6.4% Senior Notes due July 2017 with the remaining proceeds from the 2015 Senior Notes. For the nine months ended September 30, 2015, the Company recorded a loss on retirement of debt in other (expense) income, net of $144 million, principally comprised of premiums paid in connection with these transactions.

Maturities of Long-Term Debt

As of September 30, 2015, long-term debt matures as follows:

Year Ending December 31,
Remainder of 2015	$3
2016	219
2017	6
2018	4
2019	302
2020	801
Thereafter	2,375

Total maturities of long-term debt	3,710
Unamortized discount	(17)
Debt issuance costs	(26)
Fair value basis adjustments attributable to hedged debt	64

Total long-term debt	3,731
Less: Current portion of long-term debt	160

Total long-term debt, net of current portion	$3,571

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

Interest Rate Risk

The Company is exposed to interest rate risk on its cash and cash equivalents and its debt obligations. Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows and the impact of interest rate risk is not material. The Company's debt obligations consist of fixed-rate and variable-rate debt instruments. The Company's primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range. In order to achieve this objective, the Company has entered into interest rate swaps. Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net settlements between the counterparties are recognized as an adjustment to interest expense, net.

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

During the fourth quarter of 2013 and first quarter of 2014, the Company entered into various forward starting interest rate swap agreements for an aggregate notional amount of $150 million which were accounted for as cash flow hedges. In connection with the issuance of the 2015 Senior Notes, all of these agreements were settled and the Company paid $17 million. These losses are deferred in stockholders’ equity, net of income taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over the term of the Senior Notes due 2025.

In March 2015, the Company entered into interest rate lock agreements with several financial institutions for a total notional amount of $350 million which were accounted for as cash flow hedges. These agreements were entered into to hedge a portion of the Company’s interest rate exposure associated with variability in future cash flows attributable to changes in the five-year, ten-year and thirty-year treasury rates related to the planned issuance of the 2015 Senior Notes. In connection with the issuance of the 2015 Senior Notes, these agreements were settled and the Company received $3 million. These gains are deferred in stockholders’ equity, net of income taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over the term of the respective senior notes.

The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges as of September 30, 2015 and December 31, 2014 was $12 million and $15 million, respectively. The loss recognized on the Company's cash flow hedges for the three and nine months ended September 30, 2015 and 2014, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $3 million.

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. A summary of the notional amounts of these interest rate swaps as of September 30, 2015 and December 31, 2014 is as follows:

		Notional Amount
Debt Instrument	Floating Rate Paid by the Company	September 30, 2015	December 31, 2014

3.20% Senior Notes due April 2016	Six-month LIBOR plus a 2.3% spread	$—	$200
4.75% Senior Notes due January 2020	One-month LIBOR plus a 3.6% spread	350	350
4.70% Senior Notes due April 2021	One-month LIBOR plus a 2.45% to 3.39% spread	400	400
4.25% Senior Notes due April 2024	One-month LIBOR plus a 1.54% to 1.59% spread	250	250
3.50% Senior Notes due March 2025	One-month LIBOR plus a 1.44% spread	200	—

		$1,200	$1,200

In April 2015, the Company terminated the outstanding interest rate swaps associated with the Senior Notes due 2016. The value of these interest rate swaps at the date of termination was not material. The net amount of losses on fair value hedges related to the Senior Notes due 2016 reclassified into earnings upon redemption for the nine months ended September 30, 2015 was not material.

Since inception, the fair value hedges have been effective or highly effective; therefore, there is no impact on earnings for the three and nine months ended September 30, 2015 and 2014 as a result of hedge ineffectiveness.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Interest Rate Derivatives - Economic Hedges

In March 2015, in connection with the retirement of debt discussed in Note 9, the Company entered into reverse interest rate lock agreements with several financial institutions which were not designated for hedge accounting. The Company entered into these agreements to hedge the variability in cash flows associated with $280 million of the $1.3 billion principal amount of debt that was retired in the first and second quarters of 2015. These agreements were settled during the first and second quarters of 2015 which resulted in a gain of $3 million which was recognized in other (expense) income, net.

A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	September 30, 2015		December 31, 2014
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$34	Other assets	$17

Liability Derivatives:
Interest rate swaps		—	Other liabilities	13
Forward starting interest rate swaps		—	Other liabilities	15
Total Liability Derivatives		—		28

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Put option		—	Prepaid expenses and other current assets	1

Liability Derivatives:
Call option		—	Accounts payable and accrued expenses	5

Total Net Derivatives Assets (Liabilities)		$34		$(15)

A full description regarding the Company's use of derivative financial instruments is contained in Note 14 to the consolidated financial statements in the Company's 2014 Annual Report on Form 10-K.

11.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Stockholders' Equity

Components of Comprehensive Income

The market valuation adjustments represent unrealized holding gains (losses) on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 10). For the three and nine months ended September 30, 2015 and 2014, the tax effects related to the market valuation adjustments and deferred losses were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

Dividend Program

During each of the first three quarters of 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.38 per common share. During each of the quarters of 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.33 per common share.

Share Repurchase Program

At September 30, 2015, $522 million remained available under the Company’s share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

For the three months ended September 30, 2015, the Company repurchased 0.3 million shares of its common stock at an average price of $69.24 per share for $25 million. For the nine months ended September 30, 2015, the Company repurchased 2.4 million shares of its common stock at an average price of $71.27 per share for $174 million. For the three and nine months ended September 30, 2015, the Company reissued 0.1 million shares and 1.3 million shares, respectively, for employee benefit plans.

For the three months ended September 30, 2014, the Company repurchased 0.4 million shares of its common stock at an average price of $62.03 per share for a total of $25 million. For the nine months ended September 30, 2014, the Company repurchased 1.5 million shares of its common stock at an average price of $56.84 per share for a total of $82 million. For the three and nine months ended September 30, 2014, the Company reissued 0.6 million shares and 1.4 million shares, respectively, for employee benefit plans.

Redeemable Noncontrolling Interest

On July 1, 2015, UMass exercised its call option, acquiring an 18.9% noncontrolling interest in a subsidiary of the Company that performs diagnostic information services in a defined territory within the state of Massachusetts. Under the terms of the transaction, UMass has the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. The Company will record changes in the fair value of the noncontrolling interest immediately as they occur. At September 30, 2015, the redeemable noncontrolling interest was $69 million and was presented at its fair value, representing the total consideration received from UMass to acquire its 18.9% noncontrolling interest in the subsidiary.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

12.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow and other data for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation expense	$57	$55	$169	$164
Amortization expense	20	24	61	71

Depreciation and amortization expense	$77	$79	$230	$235

Interest expense	$(35)	$(42)	$(118)	$(124)
Interest income	—	1	1	2

Interest expense, net	$(35)	$(41)	$(117)	$(122)

Interest paid	$52	$51	$151	$133
Income taxes paid	140	98	249	236

Assets acquired under capital leases	—	2	2	12
Accounts payable associated with capital expenditures	11	12	11	12
Dividends payable	$55	$48	$55	$48

Businesses acquired:
Fair value of assets acquired	$35	$1	$37	$846
Fair value of liabilities assumed	—	(1)	—	81

Fair value of net assets acquired	35	2	37	765
Merger consideration paid (payable), net	—	—	4	(30)

Cash paid for business acquisitions	35	2	41	735
Less: Cash acquired	—	—	—	10

Business acquisitions, net of cash acquired	$35	$2	$41	$725

13.     COMMITMENTS AND CONTINGENCIES

The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line matures on November 17, 2015. The Company can also issue letters of credit under its senior unsecured revolving credit facility. For further discussion regarding the Company's senior unsecured revolving credit facility, see Note 13 to the consolidated financial statements in the Company's 2014 Annual Report on Form 10-K.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $67 million in letters of credit, principally associated with the Letter of Credit Line, were outstanding at September 30, 2015. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

In April 2015, a qui tam civil lawsuit entitled United States ex rel. Mayes v. Berkeley HeartLab, Inc., et al., filed in the U.S. District Court for the District of South Carolina, was unsealed. The complaint alleges that certain alleged business practices of the defendants violate the False Claims Act, and seeks monetary relief. The United States has intervened as a plaintiff as to Berkeley HeartLab, Inc., a subsidiary of the Company and filed a complaint in intervention; the United States did not intervene as a plaintiff as to Quest Diagnostics Incorporated.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of September 30, 2015, the Company does not believe that any losses related to the legal matters described above are probable. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the legal matters described above, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

Reserves for Legal Matters

Reserves for legal matters, other than those described above, totaled $10 million and $11 million at September 30, 2015 and December 31, 2014, respectively.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled approximately $121 million and $113 million at September 30, 2015 and December 31, 2014, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

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

All other operating segments include the Company's DS businesses, which consists of its risk assessment services, clinical trials testing, diagnostic products and healthcare information technology businesses (see Note 6 regarding the contribution of the clinical trials testing business to a newly formed joint venture effective July 1, 2015 and non-core assets held for sale). The Company's DS businesses offer a variety of solutions for life insurers, healthcare providers and others. The Company provides risk assessment services, testing for clinical trials, robust information technology solutions and diagnostic products.

During 2015, the Company acquired MemorialCare, which is included in the Company's DIS business (see Note 5). During 2014, the Company acquired Solstas, Summit Health and Steward, which are included in the Company's DIS business.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(dollars in millions unless otherwise indicated)

At September 30, 2015, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

The following table is a summary of segment information for the three and nine months ended September 30, 2015 and 2014. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization or impairment of intangibles assets, other operating income and expenses net of certain general corporate activity costs that are allocated to the DIS and DS businesses, and the third quarter of 2015 pre-tax gain on contribution of business to joint venture (see Note 6). The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the consolidated financial statements contained in the Company’s 2014 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues:
DIS business	$1,764	$1,765	$5,227	$5,141
All other operating segments	116	139	417	411

Total net revenues	$1,880	$1,904	$5,644	$5,552

Operating earnings (loss):
DIS business	$294	$281	$838	$805
All other operating segments	30	23	86	63
General corporate activities	307	(48)	236	(142)

Total operating income	631	256	1,160	726
Non-operating expenses, net	(39)	(42)	(263)	(119)

Income before income taxes and equity in earnings of equity method investees	592	214	897	607
Income tax expense	(239)	(82)	(359)	(234)
Equity in earnings of equity method investees, net of taxes	1	7	15	19

Net income	354	139	553	392
Less: Net income attributable to noncontrolling interests	12	10	32	26

Net income attributable to Quest Diagnostics	$342	$129	$521	$366

15.    RELATED PARTIES

The Company's equity method investees primarily consist of its clinical trials central laboratory services joint venture and its diagnostic information services joint ventures, which are accounted for under the equity method of accounting. During the three and nine months ended September 30, 2015, the Company recognized net revenues of $8 million and $23 million, respectively, associated with diagnostic information services provided to its equity method investees. As of September 30, 2015, there was $4 million of accounts receivable from equity method investees on the consolidated balance sheet related to such services.

During the three and nine months ended September 30, 2015, the Company recognized $14 million and $17 million of income, respectively, associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. As of September 30, 2015, there was $29 million of other receivables from equity method investees included in prepaid expenses and other current assets on the consolidated balance sheet primarily related to these service agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

Quest Diagnostics is the world's leading provider of diagnostic information services empowering people to take action to improve health outcomes.  We use our extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management.  Our diagnostic information services business ("DIS") provides insights through clinical testing and related services to patients, physicians, hospitals, accountable care organizations, integrated delivery networks, health plans, employers and others and makes up over 90% of our consolidated net revenues. The balance of our net revenues is derived from our Diagnostic Solutions ("DS") businesses, which consist of our risk assessment services, clinical trials testing (see discussion below regarding the contribution of our clinical trials testing business to a newly formed joint venture effective July 1, 2015), diagnostic products and healthcare information technology businesses. Our business segment information is disclosed in Note 14 to the interim unaudited consolidated financial statements.

Third Quarter Highlights

Our total net revenues of $1.88 billion were 1.3% below the prior year period. The contribution of our clinical trials testing business to the clinical trials central laboratory services joint venture, Q2 Solutions, negatively impacted revenue by 2.2%. DIS revenues of $1.8 billion were flat compared to the prior year period. DIS volume, measured by the number of requisitions, decreased 0.2% compared to the prior year period. Revenue per requisition increased 0.2% compared to the prior year period. DS revenues of $116 million were 16.7% below the prior year period. The contribution of our clinical trials testing business negatively impacted DS revenue by 34.4%. Net income attributable to Quest Diagnostics' stockholders was $342 million, or $2.35 per diluted share, and benefited by a net $1.17 per diluted share primarily as a result of the gain on the contribution of our clinical trials testing business, which was partially offset by restructuring and integration charges.

Recently, CMS issued a proposal related to Protecting Access to Medicare Act ("PAMA"). We are currently reviewing the PAMA proposal, which is expected to result in a refresh of the CMS clinical lab fee schedule in 2017, and sharing our perspective on the proposal with our industry trade association.

Five-point Strategy

Progress on the execution of our five-point strategy during the third quarter of 2015 includes:

•
We announced a partnership with Inovalon to deliver our Data Diagnostics Solutions. This enables us to create further value from our information assets by delivering real time insights to physicians at the point of service.

•
We completed the acquisition of MemorialCare Health System's laboratory outreach services business and agreed to acquire Superior Mobile Medics, a national provider of paramedical and health data collection services to the life insurance and employer health and wellness industries.

•	We closed on our Q2 Solutions joint venture with Quintiles Transnational Holdings Inc. ("Quintiles"), which is an important element of our growth strategy along with our other equity method investees.

•	We repurchased $25 million of our common stock as part of our Common Stock repurchase program.

Invigorate Program

We are engaged in a multi-year program called Invigorate. We delivered more than $700 million in run-rate savings as we exited 2014. In November 2014, we announced our goal to deliver an additional $600 million in run-rate savings as we exit 2017. Achieving this goal would bring the total savings from the Invigorate program to $1.3 billion in run-rate savings, compared to 2011. We continue to move closer to achieving this savings goal by the end of 2017.

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

In January 2015, we adopted a course of action related to this multi-year program. We developed a high-level estimate of the pre-tax charges expected to be incurred in connection with the course of action for the program: $300 million. We also developed high-level estimates of the pre-tax charges expected to be incurred in connection with the course of action for 2015 totaling $95 million to $115 million consisting of: $25 million to $30 million of employee separation costs; $10 million to $15 million of facility-related costs and asset impairment charges; and $60 million to $70 million of systems conversion and integration costs. The components of the estimated pre-tax charges expected to be incurred in 2015 in connection with this course of action are now expected to be: $35 million to $40 million of employee separation costs, up to $5 million of facility-related costs and asset impairment charges and and $60 million to $70 million of systems conversion and integration costs. As detailed plans to implement the course of action are approved and executed, it will result in charges to earnings. Principally all of the total estimated pre-tax charges expected to be incurred in 2015 are anticipated to result in cash expenditures. The actual charges incurred in connection with the course of action in 2015 could be materially different from these estimates.

From 2012 through 2014, the cumulative charges recorded in connection with the Invigorate program were approximately $266 million, including approximately $178 million of cumulative pre-tax employee separation costs and other restructuring related costs. Through September 30, 2015, the cumulative charges recorded in connection with the January 2015 course of action were approximately $72 million, including approximately $36 million of cumulative pre-tax employee separation costs and other restructuring related costs.

For additional information on the Invigorate program and associated costs, see Note 4 to the interim unaudited consolidated financial statements.

Acquisition, Disposition and Held for Sale

Acquisition of MemorialCare Health System's Laboratory Outreach Business

On August 3, 2015, we completed the acquisition of MemorialCare Health System's laboratory outreach business in an all-cash transaction valued at $35 million.

Contribution of Clinical Trials Business

On July 1, 2015, we closed on our joint venture with Quintiles to form a global clinical trials central laboratory services joint venture, Q2 Solutions. In connection with the transaction, we contributed certain assets of our clinical trials testing business to the newly formed joint venture in exchange for a non-controlling, 40% ownership interest ("Clinical Trials Contribution"). As a result of the transaction, we recognized a non-cash pre-tax gain of $334 million.

Consolidated net revenues and operating costs and expenses include the operating results of our clinical trials business prior to closing. Subsequent to closing, our ownership interest in the operating results of the joint venture is being accounted for under the equity method of accounting and recorded within a single line item, equity in earnings of equity method investees, net of taxes, on the interim unaudited consolidated statements of operations.

Assets Held for Sale

During the third quarter of 2015, certain non-core assets of our DS businesses were reclassified to assets held for sale.

For further details regarding our disposition and assets held for sale, see Note 6 to the interim unaudited consolidated financial statements.

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

Results of Operations

The following table sets forth certain results of operations data for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	% Increase (Decrease)	2015	2014	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$1,764	$1,765	$(1)	—%	$5,227	$5,141	$86	1.7%
DS businesses	116	139	(23)	(16.7)	417	411	6	1.7
Total net revenues	$1,880	$1,904	$(24)	(1.3)%	$5,644	$5,552	$92	1.7%

Operating costs and expenses:
Cost of services	$1,162	$1,178	$(16)	(1.3)%	$3,507	$3,453	$54	1.6%
Selling, general and administrative	402	446	(44)	(9.8)	1,250	1,301	(51)	(3.9)
Amortization of intangible assets	20	24	(4)	(14.3)	61	71	(10)	(12.8)
Gain on contribution of business to joint venture	(334)	—	(334)	NM	(334)	—	(334)	NM
Other operating (income) expense, net	(1)	—	(1)	NM	—	1	(1)	NM
Total operating costs and expenses	$1,249	$1,648	$(399)	(24.2)%	$4,484	$4,826	$(342)	(7.1)%

Operating income	$631	$256	$375	146.5%	$1,160	$726	$434	59.8%

Other income (expense):
Interest expense, net	$(35)	$(41)	$(6)	(14.7)%	$(117)	$(122)	$(5)	(3.6)%
Other (expense) income, net	(4)	(1)	3	NM	(146)	3	149	NM
Total non-operating expenses, net	$(39)	$(42)	$(3)	(6.8)%	$(263)	$(119)	$144	121.5%

Income tax expense	$(239)	$(82)	$157	190.5%	$(359)	$(234)	$125	53.0%
Effective income tax rate	40.4%	38.5%	1.9%	NM	40.0%	38.6%	1.4%	NM

Equity in earnings of equity method investees, net of taxes	$1	$7	$(6)	(77.2)%	$15	$19	$(4)	(21.1)%

Net income attributable to Quest Diagnostics	$342	$129	$213	165.9%	$521	$366	$155	42.5%

Diluted earnings per common share attributable to Quest Diagnostics’ common stockholders	$2.35	$0.88	$1.47	167.0%	$3.58	$2.51	$1.07	42.6%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenues:
DIS business	93.8%	92.7%	92.6%	92.6%
DS businesses	6.2	7.3	7.4	7.4
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of services	61.8%	61.9%	62.1%	62.2%
Selling, general and administrative	21.4	23.4	22.2	23.4
Amortization of intangible assets	1.1	1.3	1.1	1.3
Gain on contribution of business to joint venture	(17.8)	—	(5.9)	—
Other operating (income) expense, net	(0.1)	—	—	—
Total operating costs and expenses	66.4%	86.6%	79.5%	86.9%

Operating income	33.6%	13.4%	20.5%	13.1%

Bad debt expense	3.9%	4.0%	4.1%	4.0%

Operating Results

Results for the three months ended September 30, 2015 were affected by certain items that impacted diluted earnings per share by $1.17. During the three months ended September 30, 2015, we recorded a pre-tax gain of $334 million, or $1.30 per diluted share, related to the Clinical Trials Contribution. In addition, we recorded pre-tax charges of $29 million, or $0.12 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs associated with acquisitions and professional fees associated with the further restructuring of our business ($20 million in cost of services and $9 million in selling, general and administrative expenses). We also recorded other items comprising a net gain of $1 million. Finally, we recorded pre-tax charges of $5 million, or $0.02 per diluted share, in equity in earnings of equity method investees, net of taxes consisting of restructuring and integration charges incurred by Q2 Solutions.

Results for the nine months ended September 30, 2015 were affected by certain items that impacted diluted earnings per share by $0.27. During the nine months ended September 30, 2015, we recorded a pre-tax gain of $334 million, or $1.30 per diluted share, related to the Clinical Trials Contribution. We recorded pre-tax charges of $150 million, or $0.63 per diluted share, related to the loss on early retirement of debt and related refinancing charges in connection with the Tender Offer and Redemption. In addition, we recorded pre-tax charges of $83 million, or $0.35 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs associated with acquisitions and professional fees associated with the further restructuring of our business ($51 million in cost of services and $32 million in selling, general and administrative expenses). We also incurred net pre-tax charges of $6 million, or $0.03 per diluted share, primarily associated with non-cash asset impairment charges primarily associated with our Celera Products business and costs incurred related to legal matters, partially offset by a gain of $13 million associated with a decrease in the fair value of the contingent consideration accrual associated with our Summit Health acquisition. Finally, we recorded pre-tax charges of $5 million, or $0.02 per diluted share, in equity in earnings of equity method investees, net of taxes consisting of restructuring and integration charges incurred by Q2 Solutions.

Results for the three months ended September 30, 2014 were affected by certain items that impacted diluted earnings per share by $0.22. During the three months ended September 30, 2014, we recorded pre-tax charges of $40 million, or $0.17 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs associated with acquisitions and professional fees associated with the further restructuring of our business ($14 million in cost of services, $25 million in selling, general and administrative expenses and $1 million in other operating (income) expense, net). In addition, we incurred pre-tax charges of $8 million, or $0.05 per diluted share, principally associated with costs related to legal matters.

Results for the nine months ended September 30, 2014 were affected by certain items that impacted diluted earnings per share by $0.51. During the nine months ended September 30, 2014, we recorded pre-tax charges of $91 million, or $0.41 per diluted share, related to restructuring costs primarily associated with workforce reductions, integration costs associated with acquisitions and professional fees associated with the further restructuring of our business ($37 million in cost of services, $53 million in selling, general and administrative expenses and $1 million in other operating (income) expense, net). In addition, we recorded pre-tax charges of $19 million, or $0.10 per diluted share, principally associated with costs related to legal matters.

Net Revenues

Net revenues for the three months ended September 30, 2015 were 1.3% below the prior year level. The Clinical Trials Contribution negatively impacted revenue by 2.2%.

DIS revenue, which accounted for over 90% of our consolidated net revenues, was flat for the three months ended September 30, 2015 compared to the prior year period. DIS volume, measured by the number of requisitions, decreased 0.2% for the three months ended September 30, 2015 compared to the prior year period. Revenue per requisition for the three months ended September 30, 2015 increased 0.2% compared to the prior year period.

For the three months ended September 30, 2015, combined revenues in our DS businesses decreased by 16.7% compared to the prior year period. The Clinical Trials Contribution negatively impacted DS revenue by 34.4%.

Net revenues for the nine months ended September 30, 2015 were 1.7% above the prior year level. Acquisitions contributed nearly 1.6% to consolidated revenue growth. The Clinical Trials Contribution negatively impacted revenue by 0.6%.

DIS revenue, which accounted for over 90% of our consolidated net revenues, increased by 1.7% for the nine months ended September 30, 2015 compared to the prior year period. Acquisitions contributed nearly 1.7% to DIS revenue growth. DIS volume, measured by the number of requisitions, increased 1.5% for the nine months ended September 30, 2015 compared to the prior year period. Acquisitions contributed approximately 1.9% to DIS volume in the period. Revenue per requisition for the nine months ended September 30, 2015 increased 0.1% compared to the prior year period, reflecting growth in gene-based and esoteric testing, wellness and prescription drug monitoring. Acquisitions negatively impacted revenue per requisition by 0.2% in the period.

For the nine months ended September 30, 2015, combined revenues in our DS businesses increased by 1.7% compared to the prior year period. The Clinical Trials Contribution negatively impacted DS revenue by 11.7%.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

Cost of services decreased $16 million for the three months ended September 30, 2015 as compared to the prior year period. This decrease was primarily driven by lower costs as a result of the Clinical Trials Contribution and net cost reductions under the Invigorate program, which were partially offset by higher compensation and benefits.

Cost of services increased $54 million for the nine months ended September 30, 2015 as compared to the prior year period. This increase was primarily driven by the net impact of our acquisitions and dispositions (principally the Clinical Trials Contribution) on operating costs and, to a lesser extent, higher compensation and benefits, which were partially offset by net cost reductions under the Invigorate program.

Selling, General and Administrative Expenses ("SG&A")

SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense and general management and administrative support as well as administrative facility costs.

SG&A for the three and nine months ended September 30, 2015 decreased $44 million and $51 million, respectively, as compared to the prior year periods. The decrease in SG&A was primarily driven by net lower operating costs resulting from the Clinical Trials Contribution, cost reductions under the Invigorate program and lower restructuring and integration charges. Furthermore, the decrease for the nine months ended September 30, 2015, was partially offset by additional operating costs associated with our acquisitions and higher bad debt expense.

Gain on Contribution of Business to Joint Venture

Gain on contribution of business to joint venture for the three and nine months ended September 30, 2015 is the gain resulting from the Clinical Trials Contribution.

Other Operating (Income) Expense, net

Other operating (income) expense, net includes miscellaneous income and expense items related to operating activities. Other operating (income) expense, net for the nine months ended September 30, 2015, includes non-cash asset impairment charges primarily associated with our Celera Products business, substantially offset by a gain of $13 million associated with a decrease in the fair value of the contingent consideration accrual associated with our Summit Health acquisition.

Interest Expense, net

Interest expense, net, for the three and nine months ended September 30, 2015, decreased $6 million and $5 million, respectively, as compared to the prior year periods. The decrease in interest expense, net was primarily a result of lower outstanding debt balances compared to the prior year periods and lower interest rates associated with our 2015 Senior Notes.

Other (Expense) Income, net

Other (expense) income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the nine months ended September 30, 2015, other (expense) income, net includes the loss on early retirement of debt of $144 million.
Income Tax Expense

The increase in income tax expense for the three and nine months ended September 30, 2015, compared to the prior year periods, was primarily a result of $145 million of deferred income tax expense associated with the gain on the Clinical Trials Contribution, partially offset by income tax benefits associated with the loss on early retirement of debt associated with the Tender Offer and Redemption.

The increase in the effective tax rates for the three and nine months ended September 30, 2015, compared to the prior year periods, was primarily a result of a higher tax rate associated with the gain on the Clinical Trials Contribution.

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

At September 30, 2015 and December 31, 2014, the fair value of our debt was estimated at approximately $3.8 billion and $4.2 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2015 and December 31, 2014, the estimated fair value exceeded the carrying value of the debt by $116 million and $416 million, respectively. A hypothetical 10% increase in interest rates (representing 38 basis points at September 30, 2015 and 45 basis points at December 31, 2014) would potentially reduce the estimated fair value of our debt by approximately $113 million and $108 million at September 30, 2015 and December 31, 2014, respectively.

Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. At September 30, 2015, the borrowing rates under these debt instruments were: for our secured receivables credit facility, 0.93%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. At of September 30, 2015, the weighted average LIBOR was 0.2%. As of September 30, 2015, there were $60 million of borrowings outstanding under our $525 million secured receivables credit facility and no borrowings outstanding under our $750 million senior unsecured revolving credit facility.

The notional amount of fixed-to-variable interest rate swaps outstanding at both September 30, 2015 and December 31, 2014 was $1.2 billion. The aggregate fair value of the fixed-to-variable interest rate swaps is $34 million, in an asset position, at September 30, 2015. There were no forward starting interest rate swaps outstanding at September 30, 2015. The notional amount of forward starting interest rate swaps outstanding at December 31, 2014 was $150 million.

Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 2 basis points) would not impact annual interest expense materially, assuming no changes to the debt outstanding at September 30, 2015. A hypothetical 10% change in the forward one-month LIBOR curve (representing a 15 basis point change in the weighted average yield) would potentially change the fair value of our derivative assets by $11 million.

For further details regarding our outstanding debt, see Note 9 to the interim unaudited consolidated financial statements and Note 13 to the consolidated financial statements included in our 2014 Annual Report on Form 10-K. For details regarding our financial instruments and hedging activities, see Note 10 to the interim unaudited consolidated financial statements and Note 14 to the consolidated financial statements included in our 2014 Annual Report 10-K.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying value of our equity investments (excluding investments accounted for under the equity method) was $15 million at September 30, 2015.

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

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2015	2014
	(dollars in millions)
Net cash provided by operating activities	$539	$635
Net cash used in investing activities	(237)	(934)
Net cash (used in) provided by financing activities	(371)	282

Net change in cash and cash equivalents	$(69)	$(17)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash and cash equivalents at September 30, 2015 totaled $123 million, compared to $192 million at December 31, 2014.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 was $539 million, compared to $635 million for the nine months ended September 30, 2014. This $96 million decrease was primarily a result of $146 million of pre-tax cash charges associated with the early retirement of debt, a $45 million income tax payment in the third quarter of 2015 associated with certain tax contingencies and higher performance based compensation payments, which were partially offset by improved operating performance and improved working capital through management of days sales outstanding and days payable outstanding. Days sales outstanding, a measure of billing and collection efficiency, was 44 days at September 30, 2015, 48 days at December 31, 2014 and 46 days at September 30, 2014.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $237 million, compared to $934 million for the nine months ended September 30, 2014. This $697 million decrease was a result of a $684 million decrease in business acquisitions in 2015 as compared to 2014 and a $50 million decrease in capital expenditures, which were partially offset by $37 million of cash included in our contribution to Q2 Solutions.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities for the nine months ended September 30, 2015 was $(371) million, compared to $282 million for the nine month ended September 30, 2014. This $653 million increase in cash used in financing activities was primarily a result of a $508 million decrease in net borrowings (proceeds from borrowings less repayments of debt), primarily associated with the funding of the Solstas acquisition in 2014, a $92 million increase in repurchases of our common stock (discussed in "Share Repurchases" below) and a $19 million increase in dividends paid as a result of higher dividend rates in 2015 (discussed in "Dividends" below). Net cash used in financing activities for the nine months ended September 30, 2015, also includes $51 million of deferred acquisition consideration payments, primarily to UMass Memorial Medical Center ("UMass") related to the business acquisition in 2013, and $51 million of proceeds from the sale of a noncontrolling interest in a subsidiary to UMass.

Dividends

During each of the first three quarters of 2015, our Board of Directors declared a quarterly cash dividend of $0.38 per common share. During each of the quarters of 2014, our Board of Directors declared a quarterly cash dividend of $0.33 per common share. We expect to fund future dividend payments with cash flows from operations and do not expect the dividend to have a material impact on our ability to finance future growth.

Share Repurchases

At September 30, 2015, $522 million remained available under our share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

For the three months ended September 30, 2015, we repurchased 0.3 million shares of our common stock at an average price of $69.24 per share for $25 million. For the nine months ended September 30, 2015, we repurchased 2.4 million shares of our common stock at an average price of $71.27 per share for $174 million.

For the three months ended September 30, 2014, we repurchased 0.4 million shares of our common stock at an average price of $62.03 per share for $25 million. For the nine months ended September 30, 2014, we repurchased 1.5 million shares of our common stock at an average price of $56.84 per share for $82 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of September 30, 2015:

	Payments due by period
	(in millions)
Contractual Obligations	Total	Remainder of 2015	1-3 years	3-5 years	After 5 years
Outstanding debt	$3,685	$—	$210	$300	$3,175
Capital lease obligations	25	3	15	6	1
Interest payments on outstanding debt	1,829	20	267	260	1,282
Operating leases	687	49	304	146	188
Purchase obligations	222	35	143	21	23
Merger consideration obligations	5	1	3	1	—

Total contractual obligations	$6,453	$108	$942	$734	$4,669

Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of September 30, 2015 applied to the September 30, 2015 balances, which are assumed to remain outstanding through their maturity dates.

A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 13 to the consolidated financial statements in our 2014 Annual Report on Form 10-K and Note 9 to the interim unaudited consolidated financial statements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2014 is contained in Note 17 to the consolidated financial statements in our 2014 Annual Report on Form 10-K. A full discussion and analysis regarding our acquisitions of Summit Health and Steward and the related merger consideration obligations is contained in Note 5 to the consolidated financial statements in our 2014 Annual Report on Form 10-K.

As of September 30, 2015, our total liabilities associated with unrecognized tax benefits were approximately $63 million, which were excluded from the table above. We expect that these liabilities may decrease by up to approximately $2 million within the next twelve months, primarily as a result of payments, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. Additionally, it is reasonably possible that within the next 12 months, as result of ongoing negotiations with tax authorities and the expiration of statutes of limitations, our total liabilities associated with unrecognized tax benefits will further decrease and beneficially impact the effective tax rate for continuing operations. However, due to the inherent uncertainty of the negotiations and the resulting outcomes, we are not able to estimate the effective tax rate impact at this time.  See Note 8 to the consolidated financial statements in our 2014 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass, we granted UMass the right to require us to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of September 30, 2015, the fair value of the redeemable noncontrolling interest on the interim unaudited consolidated balance sheet was $69 million. Since the redemption of the noncontrolling interest is outside of our control, we cannot make a reasonably reliable estimate of the timing of the future payment of the redeemable noncontrolling interest. For further details regarding the redeemable noncontrolling interest, see Note 11 to the interim unaudited consolidated financial statements.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of September 30, 2015, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

Equity Method Investees

Our equity method investees primarily consist of our clinical trials central laboratory services joint venture and our diagnostic information services joint ventures, which are accounted for under the equity method of accounting. We believe that our transactions with our equity method investees are conducted at arm’s length, reflecting current market conditions and pricing. Our investment in equity method investees equals less than 5% of our consolidated total assets. Our proportionate share of the total assets associated with our equity method investees equals less than 4% of our consolidated total assets. Our proportionate share of income before income taxes associated with our equity method investees equals approximately 2% of our consolidated income before income taxes and equity in earnings of equity method investees. We have no material unconditional obligations or guarantees to, or in support of, our equity method investees and their operations.

Requirements and Capital Resources

We estimate that we will invest approximately $275 million during 2015 for capital expenditures, to support and grow our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including specific initiatives associated with our Invigorate and other programs.

We expect to fund the repayment of the current portion of our long-term debt using a combination of cash on hand and existing credit facilities.

As of September 30, 2015, $1.2 billion of borrowing capacity was available under our existing credit facilities consisting of $465 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

We believe the borrowing capacity under the credit facilities described above continues to be available to us. Should one or several banks no longer participate in either of our credit facilities, we would not expect it to impact our ability to fund operations. We expect that we will be able to replace our existing credit facilities with alternative arrangements prior to their expiration.

At September 30, 2015, approximately 38% of our $123 million of consolidated cash and cash equivalents were held outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States. Further, our current plans do not demonstrate a need to repatriate foreign funds in order to fund U.S. operations. If the foreign cash and cash items are needed for operations in the United States, or we otherwise elect to repatriate the funds, we may be required to accrue and pay United States taxes on a significant portion of these amounts.

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

During the third quarter of 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 13 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2015.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2015 – July 31, 2015
Share Repurchase Program (A)	—	$—	—	$547,115
Employee Transactions (B)	623	$72.65	N/A	N/A
August 1, 2015 – August 31, 2015
Share Repurchase Program (A)	202,881	$70.94	202,881	$532,722
Employee Transactions (B)	4,631	$72.76	N/A	N/A
September 1, 2015 – September 30, 2015
Share Repurchase Program (A)	158,176	$67.06	158,176	$522,116
Employee Transactions (B)	657	$66.71	N/A	N/A
Total
Share Repurchase Program (A)	361,057	$69.24	361,057	$522,116
Employee Transactions (B)	5,911	$72.08	N/A	N/A

(A)
Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $6.5 billion of share repurchases of our common stock through September 30, 2015. The share repurchase authorization has no set expiration or termination date.

(B)
Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options (granted under the Company’s Amended and Restated Employee Long-Term Incentive Plan and its Amended and Restated Non-Employee Director Long-Term Incentive Plan) who exercised options; and (2) shares withheld (under the terms of grants under the Amended and Restated Employee Long-Term Incentive Plan) to offset tax withholding obligations that occur upon the delivery of common shares underlying restricted stock units and performance share units.

Item 6.	Exhibits

Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20150930.xml

101.SCH	dgx-20150930.xsd

101.CAL	dgx-20150930_cal.xml

101.DEF	dgx-20150930_def.xml

101.LAB	dgx-20150930_lab.xml

101.PRE	dgx-20150930_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 29, 2015
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
President and Chief Executive Officer

By	/s/ Mark J. Guinan
Mark J. Guinan
Senior Vice President and Chief Financial Officer