Form 10-Q
period 2016-03-31
QUEST DIAGNOSTICS INC
filed 2016-04-27
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
Commission file number 001-12215

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 14, 2016, there were outstanding 141,457,182 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Net revenues	$1,863	$1,839

Operating costs, expenses and other income:
Cost of services	1,144	1,163
Selling, general and administrative	442	419
Amortization of intangible assets	19	21
Other operating expense, net	1	8
Total operating costs, expenses and other income, net	1,606	1,611

Operating income	257	228

Other income (expense):
Interest expense, net	(36)	(45)
Other expense, net	(49)	(78)
Total non-operating expenses, net	(85)	(123)

Income before income taxes and equity in earnings of equity method investees	172	105
Income tax expense	(68)	(42)
Equity in earnings of equity method investees, net of taxes	10	7
Net income	114	70
Less: Net income attributable to noncontrolling interests	12	9
Net income attributable to Quest Diagnostics	$102	$61

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$0.71	$0.42

Diluted	$0.70	$0.42

Weighted average common shares outstanding:
Basic	143	144
Diluted	144	146

Dividends per common share	$0.40	$0.38

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(unaudited)
(in millions)

	Three Months Ended March 31,
	2016	2015
Net income	$114	$70

Other comprehensive (loss) income:
Currency translation	(3)	(6)
Market valuation, net of taxes	—	2
Net deferred loss on cash flow hedges, net of taxes	1	1
Other comprehensive loss	(2)	(3)

Comprehensive income	112	67
Less: Comprehensive income attributable to noncontrolling interests	12	9
Comprehensive income attributable to Quest Diagnostics	$100	$58

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2016 AND DECEMBER 31, 2015
(unaudited)
(in millions, except per share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$128	$133
Accounts receivable, net of allowance for doubtful accounts of $269 and $254 at March 31, 2016 and December 31, 2015, respectively	952	901
Inventories	82	84
Prepaid expenses and other current assets	138	207
Assets held for sale	193	176
Total current assets	1,493	1,501
Property, plant and equipment, net	925	925
Goodwill	5,996	5,905
Intangible assets, net	1,008	984
Investment in equity method investees	471	473
Other assets	204	174
Total assets	$10,097	$9,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$932	$1,014
Current portion of long-term debt	158	159
Total current liabilities	1,090	1,173
Long-term debt	3,740	3,492
Other liabilities	529	514
Redeemable noncontrolling interest	72	70
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized at both March 31, 2016 and December 31, 2015; 216 shares issued at both March 31, 2016 and December 31, 2015	2	2
Additional paid-in capital	2,493	2,481
Retained earnings	6,244	6,199
Accumulated other comprehensive loss	(40)	(38)
Treasury stock, at cost; 75 shares and 73 shares at March 31, 2016 and December 31, 2015, respectively	(4,063)	(3,960)
Total Quest Diagnostics stockholders’ equity	4,636	4,684
Noncontrolling interests	30	29
Total stockholders’ equity	4,666	4,713
Total liabilities and stockholders’ equity	$10,097	$9,962

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(unaudited)
(in millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$114	$70
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62	78
Provision for doubtful accounts	86	79
Deferred income tax provision	8	14
Stock-based compensation expense	18	12
Excess tax benefits from stock-based compensation arrangements	(2)	(2)
Other, net	1	7
Changes in operating assets and liabilities:
Accounts receivable	(145)	(97)
Accounts payable and accrued expenses	(77)	(120)
Income taxes payable	63	10
Other assets and liabilities, net	15	1
Net cash provided by operating activities	143	52

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(135)	—
Capital expenditures	(47)	(56)
(Increase) decrease in investments and other assets	(8)	1
Net cash used in investing activities	(190)	(55)

Cash flows from financing activities:
Proceeds from borrowings	665	1,389
Repayments of debt	(453)	(440)
Purchases of treasury stock	(115)	(110)
Exercise of stock options	7	35
Excess tax benefits from stock-based compensation arrangements	2	2
Dividends paid	(55)	(48)
Distributions to noncontrolling interests	(9)	(10)
Other financing activities, net	—	(33)
Net cash provided by financing activities	42	785

Net change in cash and cash equivalents	(5)	782
Cash and cash equivalents, beginning of period	133	192
Cash and cash equivalents, end of period	$128	$974

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(unaudited)
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2015	143	$2	$2,481	$6,199	$(38)	$(3,960)	$29	$4,713	$70
Net income				102			10	112	2
Other comprehensive loss, net of taxes					(2)			(2)
Dividends declared				(57)				(57)
Distributions to noncontrolling interests							(9)	(9)
Issuance of common stock under benefit plans			1			4		5
Stock-based compensation expense			17			1		18
Exercise of stock options						7		7
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(8)					(8)
Tax benefits associated with stock-based compensation plans			2					2
Purchases of treasury stock	(2)					(115)		(115)
Balance, March 31, 2016	141	$2	$2,493	$6,244	$(40)	$(4,063)	$30	$4,666	$72

Balance, December 31, 2014	144	$2	$2,418	$5,723	$(27)	$(3,815)	$29	$4,330	$—
Net income				61			9	70
Other comprehensive loss, net of taxes					(3)			(3)
Dividends declared				(55)				(55)
Distributions to noncontrolling interests							(10)	(10)
Issuance of common stock under benefit plans	1		1			4		5
Stock-based compensation expense			11			1		12
Exercise of stock options	1					35		35
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(6)					(6)
Tax benefits associated with stock-based compensation plans			3					3
Purchases of treasury stock	(2)					(110)		(110)
Balance, March 31, 2015	144	$2	$2,427	$5,729	$(30)	$(3,885)	$28	$4,271	$—

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except per share data)

1.    DESCRIPTION OF BUSINESS

Background

Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") empower people to take action to improve health outcomes.  The Company uses its extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management.  The Company's diagnostic information services business ("DIS") provides insights through clinical testing and related services to patients, physicians, hospitals, accountable care organizations ("ACOs"), integrated delivery networks ("IDNs"), health plans, employers and others. The Company offers the broadest access in the United States to diagnostic information services through its nationwide network of laboratories, Company-owned patient service centers and phlebotomists in physician offices. The Company is the world's leading provider of diagnostic information services, which includes providing clinical testing services such as routine (including drugs-of-abuse) testing, gene-based and esoteric testing, and anatomic pathology services, as well as related services and insights. The Company provides interpretive consultation with one of the largest medical and scientific staffs in the industry and hundreds of M.D.s and Ph.D.s, many of whom are recognized leaders in their fields. The Company's Diagnostic Solutions ("DS") businesses offer a variety of solutions for life insurers, healthcare providers and others. The Company is the leading provider of risk assessment services for the life insurance industry. The Company's diagnostics products business manufactures and markets diagnostic products (see Note 6 regarding the planned disposition of Focus Diagnostics). In addition, the Company offers healthcare organizations, clinicians and patients robust information technology solutions. Prior to the contribution of its clinical trials testing business to the Q2 Solutions joint venture on July 1, 2015, the Company's clinical trials testing business was a leading provider of central laboratory testing for clinical trials.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, comprehensive income, financial condition, cash flows and stockholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2015 Annual Report on Form 10-K. The year-end balance sheet data was derived from the audited financial statements as of December 31, 2015, but does not include all the disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Reclassifications

Prior to the Company's clinical trials central laboratory services joint venture, Q2 Solutions, the earnings of the Company's equity method investees consisted of earnings that were not directly taxable to the investees, in which case it was appropriate to present equity in earnings of equity method investees before income tax expense on the consolidated statements of operations. The earnings of Q2 Solutions, which closed on July 1, 2015, includes earnings that are directly taxable to the joint venture. As a result of the Q2 Solutions transaction, the current period presentation of equity in earnings of equity method investees is required to be presented below income tax expense on the consolidated statements of operations. The Company's equity in earnings of equity method investees on the consolidated statements of operations for the three months ended March 31, 2015 has been reclassified to conform with the current period presentation.

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
(in millions, except per share data)

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

Property, Plant and Equipment

In connection with the Company’s annual review of the estimated useful lives of its property, plant and equipment completed during the first quarter of 2016, the Company revised the estimated useful lives of certain classes of its property, plant and equipment. In order to better reflect the Company's current expectations regarding the use of its assets, the recent operational improvements from its Invigorate program and considering historical and other data, the Company revised the estimated useful lives of its laboratory equipment from a range of five to seven years to a range of seven to ten years, furniture and fixtures from a range of three to seven years to a range of five to twelve years and computer software obtained for internal use from three years to five years. The change in estimated useful lives was accounted for prospectively as a change in accounting estimate effective in the first quarter of 2016. The impact of this change during the first quarter of 2016 was a decrease in depreciation expense and an increase in operating income of $10 million and an increase in net income of $6 million, or $0.04 per share on a basic and diluted basis. The full year impact for 2016 is expected to be a decrease in depreciation expense and an increase in operating income of $36 million and an increase in net income of $22 million, or $0.16 per share on a basic and diluted basis.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update ("ASU") on revenue recognition. This ASU outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific guidance from GAAP. The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The standard requires additional disclosures including those that are qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of this ASU to the first quarter of 2018, with early adoption permitted beginning in the first quarter of 2017. The ASU can be applied using a full retrospective method or a modified retrospective method of adoption. The Company is currently assessing the impact of the adoption of this ASU on the Company’s results of operations, financial position and cash flows.

On January 1, 2016, the Company adopted a new accounting standard issued by the FASB which makes targeted amendments to the current consolidation guidance for variable interest entities and limited partnerships and similar entities. The adoption of this standard did not have a material impact on the Company's results of operations, financial position and cash flows.

On January 1, 2016, the Company prospectively adopted a new accounting standard issued by the FASB which provides guidance in determining whether a cloud computing arrangement includes a software license.  If it is determined that a cloud computing arrangement does include a software license, the software element of the arrangement should be accounted for consistent with the acquisition of other software licenses.  If the arrangement does not include a software license, it should be accounted for as a service contract.  The adoption of this standard did not have a material impact on the Company's results of operations, financial position and cash flows.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

On January 1, 2016, the Company prospectively adopted a new accounting standard issued by the FASB which requires that an acquirer recognize adjustments to provisional amounts in a business combination that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date.  The adoption of this standard did not have a material impact on the Company's results of operations, financial position and cash flows.

During the first quarter of 2016, the Company prospectively adopted a new accounting standard issued by the FASB that clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The adoption of this standard did not have a material impact on the Company's results of operations, financial position and cash flows.

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

In February 2016, the FASB issued an ASU that amends accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities for most leases on its balance sheet but will recognize expense on its statement of operations similar to current lease accounting.  The ASU is effective for the Company in the first quarter of 2019 with early adoption permitted.  The new guidance must be adopted using a modified retrospective transition approach, and provides for certain practical expedients.  The adoption of this ASU will result in a significant increase to the Company’s balance sheet for lease liabilities and right-of-use assets, which has not yet been quantified. The Company is currently evaluating this and the other effects of adoption of this ASU on its consolidated financial statements.

In March 2016, the FASB issued an ASU that simplifies the transition to the equity method of accounting by requiring adoption as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence, no retroactive adjustment of the investment is required. The ASU is effective for the Company in the first quarter of 2017 with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its results of operations, financial position and cash flows.

In March 2016, the FASB issued an ASU that simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. The ASU is effective for the Company in the first quarter of 2017 with early adoption permitted. The Company is currently evaluating the guidance to determine the Company's adoption method and the effect it will have on its results of operations, financial position and cash flows.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended March 31,
	2016	2015
Amounts attributable to Quest Diagnostics’ stockholders:
Net income attributable to Quest Diagnostics	$102	$61
Less: Earnings allocated to participating securities	—	—
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$102	$61

Weighted average common shares outstanding – basic	143	144
Effect of dilutive securities:
Stock options and performance share units	1	2
Weighted average common shares outstanding – diluted	144	146

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$0.71	$0.42

Diluted	$0.70	$0.42

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended March 31,
	2016	2015
Stock options and performance share units	3	1

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Restructuring Charges

The following table provides a summary of the Company's pre-tax restructuring charges for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Employee separation costs	$3	$15

The restructuring charges incurred for the three months ended March 31, 2016 and 2015 are primarily associated with various workforce reduction initiatives as the Company continues to simplify and restructure its organization. Of the total restructuring charges incurred during the three months ended March 31, 2016, $1 million and $2 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the three months ended March 31, 2015, $13 million and $2 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Charges for all periods presented were primarily recorded in the Company's DIS business.

5.     BUSINESS ACQUISITIONS

On February 29, 2016, the Company completed the acquisition of the outreach laboratory service business of Clinical Laboratory Partners, LLC ("CLP"), a wholly-owned subsidiary of Hartford HealthCare Corporation, in an all-cash transaction for $135 million. CLP provides clinical testing services to physicians, hospitals, clinics and long-term care facilities in Connecticut. The assets acquired principally consist of $91 million of tax deductible goodwill and $43 million of customer-related intangible assets, which are being amortized over a useful life of 15 years. The goodwill recorded primarily includes the expected synergies resulting from combining the operations of CLP with those of the Company and the value associated with an assembled workforce and other intangible assets that do not qualify for separate recognition. The acquired outreach laboratory service business of CLP is included in the Company's DIS business. For further details regarding business segment information, see Note 14.

Supplemental pro forma combined financial information has not been presented as the impact of the CLP acquisition is not material to the Company's consolidated financial statements.

For details regarding the Company's 2015 acquisitions, see Note 5 to the consolidated financial statements in the Company's 2015 Annual Report on Form 10-K.

6.     DISPOSITION AND HELD FOR SALE

Planned Disposition of Focus Diagnostics Products

On March 29, 2016, the Company entered into a definitive agreement to sell the assets of its non-core Focus Diagnostics Products business ("Focus Diagnostics") to DiaSorin S.p.A for $300 million in cash, subject to working capital adjustments. The transaction is expected to close in the second quarter of 2016, subject to customary regulatory and other closing conditions, and is expected to result in a pre-tax gain. The pre-tax gain is expected to be material to the Company's results of operations and cash flows and will be recorded in the period in which the transaction closes. As of March 31, 2016, the assets to be disposed of consist of $113 million of goodwill, $30 million of intangible assets, with the remaining $41 million consisting of accounts receivable, inventories and property, plant and equipment. The assets to be disposed of as part of the transaction are classified as current assets held for sale in the consolidated balance sheets as of both March 31, 2016 and December 31, 2015.

The Focus Diagnostics products business is included in all other operating segments and has not been classified as a discontinued operation. For further details regarding business segment information, see Note 14.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

For details regarding the Company's 2015 dispositions and assets held for sale, see Note 6 to the consolidated financial statements in the Company's 2015 Annual Report on Form 10-K.

7.     FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2016	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$53	$—	$53	$—
Trading securities	48	48	—	—
Cash surrender value of life insurance policies	30	—	30	—
Available-for-sale equity securities	6	6	—	—
Total	$137	$54	$83	$—

Liabilities:
Deferred compensation liabilities	$85	$—	$85	$—
Contingent consideration	3	—	—	3
Total	$88	$—	$85	$3

December 31, 2015
Assets:
Trading securities	$49	$49	$—	$—
Cash surrender value of life insurance policies	29	—	29	—
Interest rate swaps	23	—	23	—
Available-for-sale equity securities	6	6	—	—
Total	$107	$55	$52	$—

Liabilities:
Deferred compensation liabilities	$85	$—	$85	$—
Interest rate swaps	6	—	6	—
Contingent consideration	3	—	—	3
Total	$94	$—	$91	$3

A full description regarding the Company's fair value measurements is contained in Note 7 to the consolidated financial statements in the Company's 2015 Annual Report on Form 10-K.

The Company offers certain employees the opportunity to participate in non-qualified supplemental deferred compensation plans. A participant's deferrals, together with Company matching credits, are invested in a variety of participant-

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

directed stock and bond mutual funds that are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation. The deferred compensation liabilities are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the trading securities.

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

Investment in available-for-sale equity securities represents an investment in registered shares of a publicly-held company. The Company's investment in available-for-sale equity securities is classified within Level 1 of the fair value hierarchy because the fair value is obtained from quoted prices in an active market.

In April 2014, and as further detailed in Note 5 to the consolidated financial statements in the Company's 2015 Annual Report on Form 10-K, the Company completed the acquisitions of Summit Health, Inc. ("Summit Health") and Steward Health Care Systems, LLC's laboratory outreach business ("Steward"). In connection with the acquisitions, the Company initially recorded an aggregate contingent consideration liability of $26 million. The contingent consideration liability was classified within Level 3 measured at fair value using a probability weighted and discounted cash flow method. These measurements are based on externally obtained inputs and management's probability assessments of the occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligations, as well as the likelihood of achieving financial targets. The initial probability estimate of the occurrence of such triggering events associated with the amounts the Company could be obligated to pay in future periods for both Summit and Steward was between 5% and 95%. The probability-weighted cash flows were then discounted using a discount rate of 1.5% to 2.8%. Based on actual 2015 results for Summit Health compared to the earn-out target included in the contingent consideration arrangement, no payment is required, and therefore, the fair value of the contingent consideration accrual associated with Summit Health was reduced to $0 in the second quarter of 2015. The remaining contingent consideration associated with Steward is projected to be paid out in three equal annual installments, with a maximum payout of $4 million.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At March 31, 2016 and December 31, 2015, the fair value of the Company’s debt was estimated at $4.0 billion and $3.7 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

8.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the three months ended March 31, 2016 and for the year ended December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Balance, beginning of period	$5,905	$6,032
Goodwill acquired during the period	91	33
Reclassification to assets held for sale	—	(160)
Balance, end of period	$5,996	$5,905

Principally all of the Company’s goodwill as of March 31, 2016 and December 31, 2015 is associated with its DIS business.

For the three months ended March 31, 2016, goodwill acquired during the period was associated with the CLP acquisition (see Note 5). For the year ended December 31, 2015, goodwill acquired was principally associated with the acquisition of MemorialCare Health System's laboratory outreach business and the acquisition of the business assets of Superior Mobile Medics, Inc. The reclassification to assets held for sale was principally associated with the contribution of the Company's clinical trials testing business to the Q2 Solutions joint venture and the planned disposition of Focus Diagnostics (see Note 6).

Intangible assets at March 31, 2016 and December 31, 2015 consisted of the following:

	Weighted Average Amortization Period (in years)	March 31, 2016			December 31, 2015
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	18	$977	$(309)	$668	$936	$(296)	$640
Non-compete agreements	6	6	(3)	3	6	(3)	3
Technology	18	93	(37)	56	93	(35)	58
Other	9	106	(61)	45	106	(59)	47
Total	18	1,182	(410)	772	1,141	(393)	748

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$1,418	$(410)	$1,008	$1,377	$(393)	$984

Amortization expense related to intangible assets was $19 million and $21 million for the three months ended March 31, 2016 and 2015, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2016 is as follows:

Year Ending December 31,
Remainder of 2016	$54
2017	69
2018	65
2019	65
2020	65
2021	58
Thereafter	396
Total	$772

9.    DEBT

Long-Term Debt

Long-term debt at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015

Secured Receivables Credit Facility (1.20% at March 31, 2016)	$410	$—
3.20% Senior Notes due April 2016	150	150
2.70% Senior Notes due April 2019	300	300
4.75% Senior Notes due January 2020	526	522
2.50% Senior Notes due March 2020	299	299
4.70% Senior Notes due April 2021	566	554
4.25% Senior Notes due April 2024	324	313
3.50% Senior Notes due March 2025	609	601
6.95% Senior Notes due July 2037	174	247
5.75% Senior Notes due January 2040	244	368
4.70% Senior Notes due March 2045	300	300
Other	19	22
Debt issuance costs	(23)	(25)
Total long-term debt	3,898	3,651
Less: Current portion of long-term debt	158	159
Total long-term debt, net of current portion	$3,740	$3,492

Retirement of Debt

In March 2016, the Company completed a cash tender offer to purchase up to $200 million aggregate principal amount of its 6.95% Senior Notes due July 2037 ("Senior Notes due 2037") and 5.75% Senior Notes due January 2040 ("Senior Notes due 2040"). The Company purchased $73 million of its Senior Notes due 2037 and $127 million of its Senior Notes due 2040.

In March 2015, the Company completed a cash tender offer to purchase up to $250 million aggregate principal amount of its Senior Notes due 2037 and Senior Notes due 2040. The Company purchased $176 million of its Senior Notes due 2037 and $74 million of its Senior Notes due 2040.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

In connection with the March 2016 and 2015 cash tender offers, the Company recorded losses on retirement of debt, principally comprised of premiums paid, of $48 million and $79 million in other expense, net for the three months ended March 31, 2016 and 2015, respectively.

Maturities of Long-Term Debt

As of March 31, 2016, long-term debt matures as follows:

Year Ending December 31,
Remainder of 2016	$156
2017	416
2018	4
2019	302
2020	801
2021	550
Thereafter	1,625
Total maturities of long-term debt	3,854
Unamortized discount	(12)
Debt issuance costs	(23)
Fair value basis adjustments attributable to hedged debt	79
Total long-term debt	3,898
Less: Current portion of long-term debt	158
Total long-term debt, net of current portion	$3,740

For further discussion regarding the Company's debt, see Note 13 to the consolidated financial statements in the Company's 2015 Annual Report on Form 10-K.

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
(in millions, except per share data)

Interest Rate Derivatives – Cash Flow Hedges

From time to time, the Company has entered into various interest rate lock agreements and forward starting interest rate swap agreements to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates.

During the fourth quarter of 2013 and first quarter of 2014, the Company entered into various forward starting interest rate swap agreements for an aggregate notional amount of $150 million which were accounted for as cash flow hedges. In connection with the issuance of the 2015 senior notes offering, all of these agreements were settled and the Company paid $17 million. These losses are deferred in stockholders’ equity, net of income taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over the term of the Senior Notes due 2025.

In March 2015, the Company entered into interest rate lock agreements with several financial institutions for a total notional amount of $350 million which were accounted for as cash flow hedges. These agreements were entered into to hedge a portion of the Company’s interest rate exposure associated with variability in future cash flows attributable to changes in the five-year, ten-year and thirty-year treasury rates related to the planned debt issuance in 2015. In connection with the 2015 senior notes offering, these agreements were settled and the Company received $3 million. These gains are deferred in stockholders’ equity, net of income taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over the term of the respective senior notes.

The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges as of March 31, 2016 and December 31, 2015 was $11 million and $12 million, respectively. The loss recognized on the Company's cash flow hedges for the three months ended March 31, 2016 and 2015, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $3 million.

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. A summary of the notional amounts of these interest rate swaps as of March 31, 2016 and December 31, 2015 is as follows:

		Notional Amount
Debt Instrument	Floating Rate Paid by the Company	March 31, 2016	December 31, 2015

4.75% Senior Notes due January 2020	One-month LIBOR plus a 3.6% spread	350	350
4.70% Senior Notes due April 2021	One-month LIBOR plus a 2.45% to 3.39% spread	400	400
4.25% Senior Notes due April 2024	One-month LIBOR plus a 1.54% to 1.59% spread	250	250
3.50% Senior Notes due March 2025	One-month LIBOR plus a 1.44% spread	200	200
		$1,200	$1,200

Since inception, the fair value hedges have been effective or highly effective; therefore, there is no impact on earnings for the three months ended March 31, 2016 and 2015 as a result of hedge ineffectiveness.

Interest Rate Derivatives - Economic Hedges

In March 2016, in connection with the retirement of debt discussed in Note 9, the Company entered into reverse interest rate lock agreements with several financial institutions which were not designated for hedge accounting. The Company entered into these agreements to hedge the variability in cash flows associated with $75 million of the $200 million principal amount of debt that was retired in the first quarter of 2016. These agreements were settled during the first quarter of 2016 which resulted in a gain of $1 million which was recognized in other expense, net.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

In March 2015, in connection with the 2015 retirement of debt discussed in Note 9, the Company entered into reverse interest rate lock agreements with several financial institutions which were not designated for hedge accounting. The Company entered into these agreements to hedge the variability in cash flows associated with $280 million of the $1.3 billion principal amount of debt that was retired in the first and second quarters of 2015. Certain of these agreements were settled during the first quarter of 2015, which resulted in a gain of $3 million which was recognized in other expense, net.

A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	March 31, 2016		December 31, 2015
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$53	Other assets	$23

Liability Derivatives:
Interest rate swaps		—	Other liabilities	6

Total Net Derivatives Assets		$53		$17

A full description regarding the Company's use of derivative financial instruments is contained in Note 14 to the consolidated financial statements in the Company's 2015 Annual Report on Form 10-K.

11.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Stockholders' Equity

Components of Comprehensive Income

The market value adjustments represent unrealized holding gains (losses) on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges represents deferred losses, net of taxes on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 10). For the three months ended March 31, 2016 and 2015, the tax effects related to the market valuation adjustments and deferred losses were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

Dividend Program

During the first quarter of 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.40 per common share. During each of the quarters of 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.38 per common share.

Share Repurchase Program

At March 31, 2016, $857 million remained available under the Company’s share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

Shares Reissued from Treasury Stock

For the three months ended March 31, 2016 and 2015, the Company reissued 0.2 million shares and 0.7 million shares, respectively, from treasury stock for employee benefit plans.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Redeemable Noncontrolling Interest

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. In 2015, the Company received consideration of $68 million, including $50 million associated with the call option exercise price. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. The Company will record changes in the fair value of the noncontrolling interest immediately as they occur. At March 31, 2016, the redeemable noncontrolling interest was $72 million and was presented at its fair value.

12.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow and other data for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
Depreciation expense	$43	$57
Amortization expense	19	21
Depreciation and amortization expense	$62	$78

Interest expense	$(36)	$(45)

Interest paid	$53	$54
Income taxes paid	4	19

Accounts payable associated with capital expenditures	13	11
Dividends payable	$57	$55

Businesses acquired:
Fair value of assets acquired	$135	$—
Fair value of liabilities assumed	—	—
Fair value of net assets acquired	135	—
Merger consideration paid (payable), net	—	—
Cash paid for business acquisitions	135	—
Less: Cash acquired	—	—
Business acquisitions, net of cash acquired	$135	$—

13.     COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company can issue letters of credit totaling $100 million under its secured receivables credit facility and $150 million under its senior unsecured revolving credit facility. For further discussion regarding the Company's secured receivables credit facility and senior unsecured revolving credit facility, see Note 13 to the consolidated financial statements in the Company's 2015 Annual Report on Form 10-K.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $68 million in letters of credit, principally under the secured receivables credit facility, were outstanding at March 31, 2016. The

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

Contingent Lease Obligations

The Company remains subject to contingent obligations under certain real estate leases that were entered into by certain predecessor companies of a subsidiary prior to the Company's acquisition of the subsidiary. No liability has been recorded for any of these potential contingent obligations. For further details, see Note 17 to the consolidated financial statements in the Company’s 2015 Annual Report on Form 10-K.

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

In April 2015, a qui tam civil lawsuit entitled United States ex rel. Mayes v. Berkeley HeartLab, Inc., et al., filed in the U.S. District Court for the District of South Carolina, was unsealed. The complaint alleges that certain alleged business practices of the defendants violated the False Claims Act, and seeks monetary relief. The United States intervened as a plaintiff as to Berkeley HeartLab, Inc., a subsidiary of the Company and filed a complaint in intervention; the United States did not intervene as a plaintiff as to Quest Diagnostics Incorporated.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of March 31, 2016, the Company does

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

not believe that material losses related to the legal matters described above are probable. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the legal matters described above for which an accrual has not been recorded, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

Reserves for Legal Matters

Reserves for legal matters, other than those described above, totaled $3 million and $9 million at March 31, 2016 and December 31, 2015, respectively.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $129 million and $124 million at March 31, 2016 and December 31, 2015, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

14.    BUSINESS SEGMENT INFORMATION
The Company's DIS business provides insights through clinical testing and related services to patients, physicians, hospitals, ACOs, IDNs, health plans, employers and others. The Company is the world's leading provider of diagnostic information services, which includes providing clinical testing services such as routine (including drugs-of-abuse) testing, gene-based and esoteric testing, and anatomic pathology services, as well as related services and insights. The DIS business accounted for greater than 90% of net revenues in 2016 and 2015.

All other operating segments include the Company's DS businesses, which consists of its risk assessment services, diagnostic products (see Note 6 regarding the planned disposition of Focus Diagnostics), healthcare information technology and clinical trials testing (prior to July 1, 2015) businesses. The Company's DS businesses offer a variety of solutions for life insurers, healthcare providers and others.

In addition to the planned disposition of Focus Diagnostics, the Company is winding down its Celera Products business, which did not have a material impact on the Company's consolidated financial statements.

At March 31, 2016, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

The following table is a summary of segment information for the three months ended March 31, 2016 and 2015. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets, other operating income and expenses net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the consolidated financial statements contained in the Company’s 2015 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Net revenues:
DIS business	$1,756	$1,692
All other operating segments	107	147
Total net revenues	$1,863	$1,839

Operating earnings (loss):
DIS business	$278	$242
All other operating segments	21	26
General corporate activities	(42)	(40)
Total operating income	257	228
Non-operating expenses, net	(85)	(123)
Income before income taxes and equity in earnings of equity method investees	172	105
Income tax expense	(68)	(42)
Equity in earnings of equity method investees, net of taxes	10	7
Net income	114	70
Less: Net income attributable to noncontrolling interests	12	9
Net income attributable to Quest Diagnostics	$102	$61

15.    RELATED PARTIES

The Company's equity method investees primarily consist of its clinical trials central laboratory services joint venture and its diagnostic information services joint ventures, which are accounted for under the equity method of accounting. During the three months ended March 31, 2016 and 2015, the Company recognized net revenues of $8 million and $7 million, respectively, associated with diagnostic information services provided to its equity method investees. As of March 31, 2016 and December 31, 2015, there was $6 million and $5 million, respectively, of accounts receivable from equity method investees related to such services.

During the three months ended March 31, 2016 and 2015, the Company recognized income of $5 million and $2 million, respectively, associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. As of March 31, 2016 and December 31, 2015, there was $15 million and $32 million, respectively, of other receivables from equity method investees included in prepaid expenses and other current assets related to these service agreements and other transition related items. In addition, accounts payable and accrued expenses as of March 31, 2016 and December 31, 2015 included $11 million and $9 million, respectively, due to equity method investees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

Quest Diagnostics empowers people to take action to improve health outcomes. We use our extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management. Our diagnostic information services business ("DIS") provides insights through clinical testing and related services to patients, physicians, hospitals, accountable care organizations ("ACOs"), integrated delivery networks ("IDNs"), health plans, employers and others. We offer the broadest access in the United States to diagnostic information services through our nationwide network of laboratories, Company-owned patient service centers and phlebotomists in physician offices. We are the world's leading provider of diagnostic information services, which includes providing clinical testing services such as routine (including drugs-of-abuse) testing, gene-based and esoteric testing, and anatomic pathology services, as well as related services and insights. We provide interpretive consultation with one of the largest medical and scientific staffs in the industry. Our DIS business makes up over 90% of our consolidated net revenues.

In our Diagnostic Solutions ("DS") businesses, which represents the balance of our consolidated net revenues, we offer a variety of solutions to insurers and healthcare providers. We are the leading provider of risk assessment services for the life insurance industry. In addition, we offer healthcare organizations and clinicians robust information technology solutions and diagnostic products (see "Planned Disposition of Focus Diagnostics Products" below and Note 6 to the interim unaudited consolidated financial statements for details regarding the planned disposition of Focus Diagnostics Products). Prior to the contribution of our clinical trials testing business to the Q2 Solutions joint venture on July 1, 2015, our clinical trials testing business was a leading provider of central laboratory testing for clinical trials.

First Quarter Highlights

Highlights of our results of operations for the first quarter of 2016 are as follows:

•
Our total net revenues of $1.9 billion were 1.3% above the prior year period. The contribution of our clinical trials testing business to the Q2 Solutions joint venture on July 1, 2015 (the "Clinical Trials Contribution") negatively impacted net revenues by 2.3%.

•
DIS revenues of $1.8 billion increased by 3.8% compared to the prior year period. DIS volume, measured by the number of requisitions, increased 2.6% compared to the prior year period. Revenue per requisition increased 1.1% compared to the prior year period.

•	DS revenues of $107 million were 26.9% below the prior year period due to the Clinical Trials Contribution and the winding down of our Celera Products business.

•	Net income attributable to Quest Diagnostics' stockholders was $102 million, or $0.70 per diluted share.

Pursuant to the federal Protecting Access to Medicare Act of 2014 ("PAMA"), it is expected that the Centers for Medicare and Medicaid Services will revise reimbursement schedules for clinical laboratory testing services provided under Medicare. Although the revised reimbursement schedules, as a result of PAMA, could become effective as early as 2017, we believe the delays in the rule making process will make that timeline very challenging.

Five-point Strategy

Our five-point strategy is described in detail in "Item 1. Business" in our 2015 Annual Report on Form 10-K. During the first quarter of 2016, we continued to make progress on the execution of our five-point strategy as follows:

Acquisition of the Outreach Laboratory Service Business of Clinical Laboratory Partners

On February 29, 2016, we completed the acquisition of the outreach laboratory service business of Clinical Laboratory Partners, LLC ("CLP"), a wholly-owned subsidiary of Hartford HealthCare Corporation, in an all-cash transaction for $135 million. The acquired outreach laboratory service business of CLP is included in our DIS business.

For details regarding our acquisitions, see Note 5 to the interim unaudited consolidated financial statements and Note 5 to the consolidated financial statements in our 2015 Annual Report on Form 10-K.

Planned Disposition of Focus Diagnostics Products

During the first quarter of 2016, we signed a definitive agreement to sell the assets of our non-core Focus Diagnostics Products business ("Focus Diagnostics") to DiaSorin S.p.A for $300 million in cash, subject to working capital adjustments. The transaction is expected to close in the second quarter of 2016, subject to customary regulatory and other closing conditions, and is expected to result in a pre-tax gain. The pre-tax gain is expected to be material to our result of operations and cash flows and will be recorded in the period in which the transaction closes. Upon closing of the transaction, we will have disposed of our remaining diagnostics products business. The disposition of Focus Diagnostics is consistent with our five-point strategy, specifically to refocus on diagnostic information services.

For further details regarding our dispositions and assets held for sale, see Note 6 to the interim unaudited consolidated financial statements and Note 6 to the consolidated financial statements in our 2015 Annual Report on Form 10-K.

Retirement of Debt

In March 2016, we completed a cash tender offer (the "2016 Tender Offer") to purchase up to $200 million aggregate principal amount of our 6.95% Senior Notes due July 2037 ("Senior Notes due 2037") and 5.75% Senior Notes due January 2040 ("Senior Notes due 2040"). We purchased $73 million of our Senior Notes due 2037 and $127 million of our Senior Notes due 2040 using a combination of cash on-hand and borrowing under our secured receivables credit facility. The retirement of debt is expected to reduce future interest expense. For the three months ended March 31, 2016, we recorded a pre-tax loss on retirement of debt of $48 million, principally comprised of premiums paid.

For further details regarding our debt and related transactions, see Note 9 to the interim unaudited consolidated financial statements and Note 13 to the consolidated financial statements in the Company's 2015 Annual Report on Form 10-K.

Invigorate Program

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

In January 2015, we adopted a course of action related to this multi-year program. We developed a high-level estimate of the total pre-tax charges expected to be incurred in 2015 through 2017 in connection with the course of action for the program: $300 million. During 2015, we incurred $89 million of charges in connection with the course of action. In February 2016, we developed high-level estimates of the pre-tax charges expected to be incurred in connection with the course of action for 2016 totaling $80 million to $100 million, consisting of up to $10 million of employee separation costs and $80 million to $90 million of systems conversion and integration costs. During the first quarter of 2016, we incurred $13 million in connection with the course of action. As detailed plans to implement the course of action are approved and executed, it will result in charges to earnings. Principally all of the total estimated pre-tax charges expected to be incurred in 2016 are anticipated to result in cash expenditures. The actual charges incurred in connection with the course of action in 2016 could be materially different from these estimates.

From 2012 through 2014, the cumulative charges incurred in connection with the Invigorate program were $266 million, including $178 million of cumulative pre-tax employee separation costs and other restructuring related costs. From the beginning of 2015 through March 31, 2016, the cumulative charges incurred in connection with the Invigorate program were $102 million, including approximately $42 million of cumulative pre-tax employee separation costs and other restructuring related costs.

For further details of the Invigorate program and associated costs, see Note 4 to the interim unaudited consolidated financial statements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2015 Annual Report on Form 10-K.

Results of Operations

The following tables sets forth certain results of operations data for the periods presented:

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions)
Net revenues:
DIS business	$1,756	$1,692	$64	3.8%
DS businesses	107	147	(40)	(26.9)
Total net revenues	$1,863	$1,839	$24	1.3%

Operating costs, expenses and other income:
Cost of services	$1,144	$1,163	$(19)	(1.6)%
Selling, general and administrative	442	419	23	5.5
Amortization of intangible assets	19	21	(2)	(12.5)
Other operating expense, net	1	8	(7)	NM
Total operating costs, expenses and other income, net	$1,606	$1,611	$(5)	(0.3)%

Operating income	$257	$228	$29	12.9%

NM - Not Meaningful

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions, except per share amounts)
Other income (expense):
Interest expense, net	$(36)	$(45)	$(9)	(19.1)%
Other expense, net	(49)	(78)	(29)	NM
Total non-operating expenses, net	$(85)	$(123)	$(38)	(30.2)%

Income tax expense	$(68)	$(42)	$26	63.4%
Effective income tax rate	39.8%	39.7%	0.1%	NM

Equity in earnings of equity method investees, net of taxes	$10	$7	$3	55.4%

Net income attributable to Quest Diagnostics	$102	$61	$41	66.7%

Diluted earnings per common share attributable to Quest Diagnostics’ common stockholders	$0.70	$0.42	$0.28	66.7%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2016	2015
Net revenues:
DIS business	94.2%	92.0%
DS businesses	5.8	8.0
Total net revenues	100.0%	100.0%

Operating costs, expenses and other income:
Cost of services	61.4%	63.2%
Selling, general and administrative	23.7	22.8
Amortization of intangible assets	1.0	1.1
Other operating expense, net	0.1	0.5
Total operating costs, expenses and other income, net	86.2%	87.6%

Operating income	13.8%	12.4%

Bad debt expense	4.6%	4.3%

Operating Results

Results for the three months ended March 31, 2016 were affected by certain items that reduced diluted earnings per share by $0.32 as follows:

•	pre-tax charges of $48 million, or $0.21 per diluted share, related to the 2016 Tender Offer recorded in other expense, net;

•
pre-tax charges of $21 million ($7 million in cost of services, $12 million in selling, general and administrative expenses and $2 million in equity in earnings of equity method investees, net of taxes), or $0.09 per diluted share, primarily associated with systems conversions and integration costs in connection with further restructuring and integrating our business; and

•
pre-tax costs of $6 million ($3 million in selling, general and administrative expenses, $2 million in other operating expense, net and $1 million in other expense, net), or $0.02 per diluted share, related to winding down subsidiaries, non-cash asset impairment charges and costs incurred related to legal matters.

Results for the three months ended March 31, 2015 were affected by certain items that reduced diluted earnings per share by $0.54 as follows:

•
pre-tax charges of $84 million ($5 million in interest expense, net and $79 million in other expense, net), or $0.36 per diluted share, related to the loss on early retirement of debt and related refinancing charges in connection with the March 2015 cash tender offer ("2015 Tender Offer"), in which we purchased $250 million aggregate principal amount of our Senior Notes due 2037 and Senior Notes due 2040;

•
pre-tax charges of $31 million ($20 million in cost of services and $11 million in selling, general and administrative expenses), or $0.13 per diluted share, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business; and

•
pre-tax costs of $10 million ($2 million in selling, general and administrative expenses and $8 million in other operating expense, net), or $0.05 per diluted share, primarily associated with non-cash asset impairment charges associated with our Celera Products business and costs incurred related to legal matters.

Net Revenues

Net revenues for the three months ended March 31, 2016 were 1.3% above the prior year period. The Clinical Trials Contribution negatively impacted net revenues by 2.3%.

DIS revenues increased by 3.8% for the three months ended March 31, 2016 compared to the prior year period. Our performance reflects continued focus on gene-based and esoteric testing and expanding hospital relationships. Acquisitions contributed approximately 0.3% to DIS revenue growth. DIS volume, measured by the number of requisitions, increased 2.6% for the three months ended March 31, 2016 compared to the prior year period. Acquisitions contributed approximately 0.2% to DIS volume growth. Revenue per requisition for the three months ended March 31, 2016 increased 1.1% compared to the prior year period, benefiting from favorable test mix.

For the three months ended March 31, 2016, combined revenues in our DS businesses decreased by 26.9% compared to the prior year period due to the Clinical Trials Contribution and the winding down of our Celera Products business.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

Cost of services decreased $19 million for the three months ended March 31, 2016 compared to the prior year period. This decrease was primarily driven by lower costs as a result of the Clinical Trials Contribution, net cost reductions under the Invigorate program, lower restructuring and integration charges and lower depreciation expense. For further details regarding the impact of the change in estimated useful lives of our property, plant and equipment on depreciation expense, see Note 2 to the interim unaudited consolidated financial statements.

Selling, General and Administrative Expenses ("SG&A")

SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense and general management and administrative support as well as administrative facility costs.

SG&A for the three months ended March 31, 2016 increased $23 million compared to the prior year period. The increase in SG&A was primarily driven by higher compensation and benefits and higher bad debt expense, partially offset by net cost reductions under the Invigorate program and lower depreciation expense. The increase in bad debt expense was primarily due to increased patient responsibility associated with coinsurance and deductible requirements.

Other Operating Expense, net

Other operating expense, net includes miscellaneous income and expense items related to operating activities. For the three months ended March 31, 2015, other operating expense, net principally includes non-cash asset impairment charges associated with our Celera Products business.

Interest Expense, net

Interest expense, net, for the three months ended March 31, 2016, decreased $9 million compared to the prior year period. The decrease in interest expense, net was primarily a result of lower interest rates as a result of the debt refinancing in 2015.

Other Expense, net

Other expense, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets and losses on early retirement of debt. For the three months ended March 31, 2016 and 2015, other expense, net includes losses on early retirement of debt of $48 million and $79 million, respectively, associated with the 2016 Tender Offer and 2015 Tender Offer.

    Income Tax Expense

The $26 million increase in income tax expense for the three months ended March 31, 2016 compared to the prior year period, was primarily a result of the increase in pre-tax income. The increase in pre-tax income was primarily a result of a $29 million increase in operating income and a $31 million decrease in the loss on early retirement of debt. The effective tax rate for the three months ended March 31, 2016, compared to the prior year period, was essentially unchanged.

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

At March 31, 2016 and December 31, 2015, the fair value of our debt was estimated at approximately $4.0 billion and $3.7 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2016 and December 31, 2015, the estimated fair value exceeded the carrying value of the debt by $123 million and $82 million, respectively. A hypothetical 10% increase in interest rates (representing 35 basis points at March 31, 2016 and 39 basis points at December 31, 2015) would potentially reduce the estimated fair value of our debt by approximately $91 million and $112 million at March 31, 2016 and December 31, 2015, respectively.

Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. At March 31, 2016, the borrowing rates under these debt instruments were: for our secured receivables credit facility, 1.20%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. At March 31, 2016, the weighted average LIBOR was 0.4%. As of March 31, 2016, there were $410 million of borrowings outstanding under our $600 million secured receivables credit facility and no borrowings outstanding under our $750 million senior unsecured revolving credit facility.

The notional amount of fixed-to-variable interest rate swaps outstanding at both March 31, 2016 and December 31, 2015 was $1.2 billion. The aggregate fair value of the fixed-to-variable interest rate swaps is $53 million, in an asset position, at March 31, 2016. There were no forward starting interest rate swaps outstanding at March 31, 2016 and December 31, 2015.

Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 5 basis points) would not impact annual interest expense materially, assuming no changes to the debt outstanding at March 31, 2016. A hypothetical 10% change in the forward one-month LIBOR curve (representing a 12 basis point change in the weighted average yield) would potentially change the fair value of our derivative assets by $8 million.

For further details regarding our outstanding debt, see Note 9 to the interim unaudited consolidated financial statements and Note 13 to the consolidated financial statements included in our 2015 Annual Report on Form 10-K. For details regarding our financial instruments and hedging activities, see Note 10 to the interim unaudited consolidated financial statements and Note 14 to the consolidated financial statements included in our 2015 Annual Report on Form 10-K.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying value of our equity investments (excluding investments accounted for under the equity method) was $14 million at March 31, 2016.

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

Liquidity and Capital Resources

	Three Months Ended March 31,
	2016	2015
	(dollars in millions)
Net cash provided by operating activities	$143	$52
Net cash used in investing activities	(190)	(55)
Net cash provided by financing activities	42	785
Net change in cash and cash equivalents	$(5)	$782

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash and cash equivalents at March 31, 2016 totaled $128 million, compared to $133 million at December 31, 2015.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2016 was $143 million, compared to $52 million for the three months ended March 31, 2015. This $91 million increase was primarily a result of an additional payroll cycle in the first quarter of 2015 and a $31 million decrease in cash charges associated with retirement of debt in March 2016 as compared to March 2015.

Days sales outstanding, a measure of billing and collection efficiency, was 44 days at March 31, 2016, 47 days at December 31, 2015 and 45 days at March 31, 2015.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $190 million, compared to $55 million for the three months ended March 31, 2015. This $135 million increase was a result of a $135 million increase in cash paid for business acquisitions in 2016 compared to 2015, principally a result of the CLP acquisition in 2016.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $42 million, compared to $785 million for the three month ended March 31, 2015. This $743 million decrease in cash provided by financing activities was primarily a result of a $737 million decrease in net borrowings (proceeds from borrowings less repayments of debt), a $33 million decrease in other financing activities, net and a $29 million decrease in proceeds from the exercise of stock options.

The decrease in net borrowings primarily relates to the $1.2 billion senior notes offering in March 2015, partially offset by a $410 million increase in net borrowings under our secured receivables credit facility in 2016. In addition, we completed the 2016 Tender Offer and 2015 Tender Offer.

The CLP acquisition and 2016 Tender Offer were funded using a combination of cash on-hand and borrowings under our secured receivables credit facility.

Dividends

During the first quarter of 2016, our Board of Directors declared a quarterly cash dividend of $0.40 per common share. During each of the quarters of 2015, our Board of Directors declared a quarterly cash dividend of $0.38 per common share. We expect to fund future dividend payments with cash flows from operations and do not expect the dividend to have a material impact on our ability to finance future growth.

Share Repurchases

At March 31, 2016, $857 million remained available under our share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

For the three months ended March 31, 2016, we repurchased 1.7 million shares of our common stock for $115 million. For the three months ended March 31, 2015, we repurchased 1.5 million shares of our common stock for $110 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of March 31, 2016:

	Payments due by period
	(in millions)
Contractual Obligations	Total	Remainder of 2016	1-3 years	3-5 years	After 5 years
Outstanding debt	$3,835	$150	$410	$1,100	$2,175
Capital lease obligations	19	6	10	3	—
Interest payments on outstanding debt	1,518	106	246	219	947
Operating leases	666	140	251	122	153
Purchase obligations	206	71	91	23	21
Merger consideration obligations	4	2	2	—	—
Total contractual obligations	$6,248	$475	$1,010	$1,467	$3,296

Interest payments on our outstanding debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of March 31, 2016 applied to the March 31, 2016 balances, which are assumed to remain outstanding through their maturity dates.

A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 13 to the consolidated financial statements in our 2015 Annual Report on Form 10-K and Note 9 to the interim unaudited consolidated financial statements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2015 is contained in Note 17 to the consolidated financial statements in our 2015 Annual Report on Form 10-K. A full discussion and analysis regarding our acquisitions of Summit Health and Steward and the related merger consideration obligations is contained in Note 5 to the consolidated financial statements in our 2015 Annual Report on Form 10-K.

As of March 31, 2016, our total liabilities associated with unrecognized tax benefits were approximately $94 million, which were excluded from the table above. We expect that these liabilities may decrease by less than $5 million within the next twelve months, primarily as a result of payments, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. Additionally, it is reasonably possible that within the next 12 months, as result of ongoing negotiations with tax authorities and the expiration of statutes of limitations, our total liabilities associated with unrecognized tax benefits will further decrease and beneficially impact the effective tax rate for continuing operations. However, due to the inherent uncertainty of the negotiations and the resulting outcomes, we are not able to estimate the effective tax rate impact at this time.  See Note 8 to the consolidated financial statements in our 2015 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass"), we granted UMass the right to require us to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of March 31, 2016, the fair value of the redeemable noncontrolling interest on the interim unaudited consolidated balance sheet was $72 million, which was excluded from the table above. Since the redemption of the noncontrolling interest is outside of our control, we cannot make a reasonably reliable estimate of the timing of the future payment, if any, of the redeemable noncontrolling interest. For further details regarding the redeemable noncontrolling interest, see Note 11 to the interim unaudited consolidated financial statements.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of March 31, 2016, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

Equity Method Investees

Our equity method investees primarily consist of our clinical trials central laboratory services joint venture and our diagnostic information services joint ventures, which are accounted for under the equity method of accounting. We believe that our transactions with our equity method investees are conducted at arm’s length, reflecting current market conditions and pricing. Our investment in equity method investees equals less than 5% of our consolidated total assets. Our proportionate share of income before income taxes associated with our equity method investees equals less than 9% of our consolidated income before income taxes and equity in earnings of equity method investees. We have no material unconditional obligations or guarantees to, or in support of, our equity method investees and their operations.

For further details regarding related party transactions with our equity method investees, see Note 15 to the interim unaudited consolidated financial statements.

Requirements and Capital Resources

We estimate that we will invest approximately $250 million to $300 million during 2016 for capital expenditures, to support and grow our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including specific initiatives associated with our Invigorate and other programs.

We funded the repayment of the current portion of our long-term debt using a combination of cash on hand and existing credit facilities.

As of March 31, 2016, $873 million of borrowing capacity was available under our existing credit facilities consisting of $123 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

We believe the borrowing capacity under the credit facilities described above continues to be available to us. Should one or several banks no longer participate in either of our credit facilities, we would not expect it to impact our ability to fund operations. We expect that we will be able to replace our existing credit facilities with alternative arrangements prior to their expiration.

At March 31, 2016, approximately 42% of our $128 million of consolidated cash and cash equivalents were held outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States. Further, our current plans do not demonstrate a need to repatriate foreign funds in order to fund U.S. operations. If the foreign cash and cash items are needed for operations in the United States, or we otherwise elect to repatriate the funds, we may be required to accrue and pay United States taxes on a significant portion of these amounts.

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

Forward-Looking Statements

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners and other factors discussed in “Business,” “Risk Factors,” “Cautionary Factors That May Affect Future Results,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Quarterly Reports on Form 10-Q and other items throughout the 2015 Form 10-K and our 2016 Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

During the first quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 13 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2016.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2016 – January 31, 2016
Share Repurchase Program (A)	—	$—	—	$972,116
Employee Transactions (B)	1,472	$66.69	N/A	N/A
February 1, 2016 – February 29, 2016
Share Repurchase Program (A)	605,524	$63.54	605,524	$933,643
Employee Transactions (B)	58,975	$64.00	N/A	N/A
March 1, 2016 – March 31, 2016
Share Repurchase Program (A)	1,106,725	$69.15	1,106,725	$857,116
Employee Transactions (B)	70,730	$66.75	N/A	N/A
Total
Share Repurchase Program (A)	1,712,249	$67.16	1,712,249	$857,116
Employee Transactions (B)	131,177	$65.52	N/A	N/A

(A)
Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $7 billion of share repurchases of our common stock through March 31, 2016. The share repurchase authorization has no set expiration or termination date.

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

Item 6.	Exhibits

Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20160331.xml

101.SCH	dgx-20160331.xsd

101.CAL	dgx-20160331_cal.xml

101.DEF	dgx-20160331_def.xml

101.LAB	dgx-20160331_lab.xml

101.PRE	dgx-20160331_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 27, 2016
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
President and Chief Executive Officer

By	/s/ Mark J. Guinan
Mark J. Guinan
Senior Vice President and Chief Financial Officer