Form 10-Q
period 2016-06-30
QUEST DIAGNOSTICS INC
filed 2016-07-25
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
Commission file number 001-12215

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 14, 2016, there were outstanding 139,016,917 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$1,906	$1,925	$3,769	$3,764

Operating costs, expenses and other income:
Cost of services	1,155	1,182	2,299	2,345
Selling, general and administrative	430	429	872	848
Amortization of intangible assets	17	20	36	41
Gain on disposition of business	(118)	—	(118)	—
Other operating (income) expense, net	—	(7)	1	1
Total operating costs, expenses and other income, net	1,484	1,624	3,090	3,235

Operating income	422	301	679	529

Other income (expense):
Interest expense, net	(34)	(37)	(70)	(82)
Other expense, net	(5)	(64)	(54)	(142)
Total non-operating expenses, net	(39)	(101)	(124)	(224)

Income before income taxes and equity in earnings of equity method investees	383	200	555	305
Income tax expense	(183)	(78)	(250)	(120)
Equity in earnings of equity method investees, net of taxes	9	7	19	14
Net income	209	129	324	199
Less: Net income attributable to noncontrolling interests	14	11	26	20
Net income attributable to Quest Diagnostics	$195	$118	$298	$179

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.38	$0.82	$2.10	$1.24

Diluted	$1.37	$0.81	$2.08	$1.23

Weighted average common shares outstanding:
Basic	140	144	141	144
Diluted	142	145	143	145

Dividends per common share	$0.40	$0.38	$0.80	$0.76

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$209	$129	$324	$199

Other comprehensive (loss) income:
Currency translation	(15)	4	(18)	(2)
Market valuation, net of taxes	(1)	—	(1)	2
Net deferred loss on cash flow hedges, net of taxes	—	1	1	2
Other comprehensive (loss) income	(16)	5	(18)	2

Comprehensive income	193	134	306	201
Less: Comprehensive income attributable to noncontrolling interests	14	11	26	20
Comprehensive income attributable to Quest Diagnostics	$179	$123	$280	$181

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2016 AND DECEMBER 31, 2015
(unaudited)
(in millions, except per share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$283	$133
Accounts receivable, net of allowance for doubtful accounts of $289 and $254 at June 30, 2016 and December 31, 2015, respectively	975	901
Inventories	80	84
Prepaid expenses and other current assets	163	207
Assets held for sale	9	176
Total current assets	1,510	1,501
Property, plant and equipment, net	937	925
Goodwill	5,996	5,905
Intangible assets, net	990	984
Investment in equity method investees	453	473
Other assets	223	174
Total assets	$10,109	$9,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,104	$1,014
Current portion of long-term debt	7	159
Total current liabilities	1,111	1,173
Long-term debt	3,835	3,492
Other liabilities	520	514
Redeemable noncontrolling interest	74	70
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized at both June 30, 2016 and December 31, 2015; 216 shares issued at both June 30, 2016 and December 31, 2015	2	2
Additional paid-in capital	2,472	2,481
Retained earnings	6,384	6,199
Accumulated other comprehensive loss	(56)	(38)
Treasury stock, at cost; 77 shares and 73 shares at June 30, 2016 and December 31, 2015, respectively	(4,265)	(3,960)
Total Quest Diagnostics stockholders’ equity	4,537	4,684
Noncontrolling interests	32	29
Total stockholders’ equity	4,569	4,713
Total liabilities and stockholders’ equity	$10,109	$9,962

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(unaudited)
(in millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$324	$199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123	153
Provision for doubtful accounts	167	158
Deferred income tax benefit	(4)	(5)
Stock-based compensation expense	36	27
Gain on disposition of business	(118)	—
Other, net	9	(5)
Changes in operating assets and liabilities:
Accounts receivable	(249)	(163)
Accounts payable and accrued expenses	23	(42)
Income taxes payable	141	17
Other assets and liabilities, net	12	(2)
Net cash provided by operating activities	464	337

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(135)	(6)
Proceeds from sale of businesses	275	—
Capital expenditures	(104)	(117)
Increase in investments and other assets	(9)	—
Net cash provided by (used in) investing activities	27	(123)

Cash flows from financing activities:
Proceeds from borrowings	1,869	1,829
Repayments of debt	(1,720)	(1,821)
Purchases of treasury stock	(390)	(149)
Exercise of stock options	38	55
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(9)	(6)
Dividends paid	(111)	(103)
Distributions to noncontrolling interests	(19)	(19)
Other financing activities, net	1	(42)
Net cash used in financing activities	(341)	(256)

Net change in cash and cash equivalents	150	(42)
Cash and cash equivalents, beginning of period	133	192
Cash and cash equivalents, end of period	$283	$150

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(unaudited)
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2015	143	$2	$2,481	$6,199	$(38)	$(3,960)	$29	$4,713	$70
Net income				298			22	320	4
Other comprehensive loss, net of taxes					(18)			(18)
Dividends declared				(113)				(113)
Distributions to noncontrolling interests							(19)	(19)
Issuance of common stock under benefit plans			3			8		11
Stock-based compensation expense			34			2		36
Exercise of stock options	1		1			37		38
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(9)					(9)
Purchases of treasury stock	(5)		(38)			(352)		(390)
Balance, June 30, 2016	139	$2	$2,472	$6,384	$(56)	$(4,265)	$32	$4,569	$74

Balance, December 31, 2014	144	$2	$2,418	$5,723	$(27)	$(3,815)	$29	$4,330	$—
Net income				179			20	199
Other comprehensive income, net of taxes					2			2
Dividends declared				(109)				(109)
Distributions to noncontrolling interests							(19)	(19)
Issuance of common stock under benefit plans	1		4			7		11
Stock-based compensation expense			25			2		27
Exercise of stock options	1					55		55
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(6)					(6)
Tax benefits associated with stock-based compensation plans			3					3
Purchases of treasury stock	(2)					(149)		(149)
Balance, June 30, 2015	144	$2	$2,444	$5,793	$(25)	$(3,900)	$30	$4,344	$—

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except per share data)

1.    DESCRIPTION OF BUSINESS

Background

Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") empower people to take action to improve health outcomes.  The Company uses its extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management.  The Company's diagnostic information services business ("DIS") provides insights through clinical testing and related services to patients, physicians, hospitals, accountable care organizations ("ACOs"), integrated delivery networks ("IDNs"), health plans, employers and others. The Company offers the broadest access in the United States to diagnostic information services through its nationwide network of laboratories, Company-owned patient service centers and phlebotomists in physician offices. The Company is the world's leading provider of diagnostic information services, which includes providing clinical testing services such as routine (including drugs-of-abuse) testing, advanced testing solutions (including gene-based and esoteric testing), and anatomic pathology services, as well as related services and insights. The Company provides interpretive consultation with one of the largest medical and scientific staffs in the industry and hundreds of M.D.s and Ph.D.s, many of whom are recognized leaders in their fields. The Company's Diagnostic Solutions ("DS") businesses offer a variety of solutions for life insurers, healthcare providers and others. The Company is the leading provider of risk assessment services for the life insurance industry. In addition, the Company offers healthcare organizations, clinicians and patients robust information technology solutions. Prior to the sale of the Focus Diagnostics products business on May 13, 2016 (see Note 6), the Company's diagnostics products business manufactured and marketed diagnostic products. Prior to the contribution of its clinical trials testing business to the Q2 Solutions joint venture on July 1, 2015, the Company's clinical trials testing business was a leading provider of central laboratory testing for clinical trials.

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

Reclassifications

Prior to the Company's clinical trials central laboratory services joint venture, Q2 Solutions, the earnings of the Company's equity method investees consisted of earnings that were not directly taxable to the investees, in which case it was appropriate to present equity in earnings of equity method investees before income tax expense on the consolidated statements of operations. The earnings of Q2 Solutions, which closed on July 1, 2015, includes earnings that are directly taxable to the joint venture. As a result of the Q2 Solutions transaction, the current period presentation of equity in earnings of equity method investees is required to be presented below income tax expense on the consolidated statements of operations. The Company's equity in earnings of equity method investees on the consolidated statements of operations for the three and six months ended June 30, 2015 has been reclassified to conform with the current period presentation.

As a result of the early adoption of the accounting standard update ("ASU") associated with simplifying several aspects of stock-based compensation, certain reclassifications have been made to the prior period financial statements to conform with the current period presentation. For further details regarding the impact of the ASU, see New Accounting Pronouncements.

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

Property, Plant and Equipment

In connection with the Company’s annual review of the estimated useful lives of its property, plant and equipment completed during the first quarter of 2016, the Company revised the estimated useful lives of certain classes of its property, plant and equipment. In order to better reflect the Company's current expectations regarding the use of its assets, the recent operational improvements from its Invigorate program and considering historical and other data, the Company revised the estimated useful lives of its laboratory equipment from a range of five to seven years to a range of seven to ten years, furniture and fixtures from a range of three to seven years to a range of five to twelve years and computer software obtained for internal use from three years to five years. The change in estimated useful lives was accounted for prospectively as a change in accounting estimate effective in the first quarter of 2016. The impact of this change for the three months ended June 30, 2016, was a decrease in depreciation expense and an increase in operating income of $10 million and an increase in net income of $6 million, or $0.04 per share on a basic and diluted basis. The impact of this change for the six months ended June 30, 2016, was a decrease in depreciation expense and an increase in operating income of $20 million and an increase in net income of $12 million, or $0.08 per share on a basic and diluted basis. The full year impact for 2016 is expected to be a decrease in depreciation expense and an increase in operating income of approximately $36 million and an increase in net income of approximately $22 million, or $0.16 per share on a basic and diluted basis.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued an ASU on revenue recognition. This ASU outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific guidance from GAAP. The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The standard requires additional disclosures including those that are qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of this ASU to the first quarter of 2018, with early adoption permitted beginning in the first quarter of 2017. The ASU can be applied using a full retrospective method or a modified retrospective method of adoption. The Company is currently assessing the impact of the adoption of this ASU on the Company’s results of operations, financial position and cash flows.

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

In March 2016, the FASB issued an ASU that simplifies several aspects of the accounting for stock-based compensation award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. In the second quarter of 2016, the Company elected to early adopt this standard, effective January 1, 2016. As a result:

•
Excess income tax benefits and deficiencies from stock-based compensation arrangements are recognized as a discrete item within income tax expense, rather than additional paid-in capital. The adoption of this provision, which was done on a prospective basis, resulted in the classification of $2 million and $4 million of tax benefits in income tax expense for the three and six months ended June 30, 2016, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

•
Excess income tax benefits from stock-based compensation arrangements are classified as an operating activity and cash paid for employee payroll tax withholdings by directly withholding shares are classified as a financing activity in the consolidated statements of cash flows. The adoption of these provisions, which was done on a retrospective basis, resulted in the reclassification of $3 million of excess tax benefits related to the settlement of stock-based compensation awards from financing to operating activities and $6 million of taxes paid related to employee payroll tax withholdings on stock issued under stock-based compensation plans from operating to financing activities for the six months ended June 30, 2015.

In addition, the ASU permits the Company to make a policy election to either estimate the forfeitures expected to occur in order to determine the amount of compensation cost to be recognized in each period or to account for forfeitures in the period they occur. The Company elected to continue to estimate the forfeitures expected to occur in order to determine the amount of compensation cost to be recognized in each period.

In June 2016, the FASB issued an ASU that changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU is effective for the Company in the first quarter of 2020 and must be adopted using a modified retrospective transition approach. The Company is currently assessing the impact of the adoption of this ASU on the Company’s results of operations, financial position and cash flows.

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amounts attributable to Quest Diagnostics’ stockholders:
Net income attributable to Quest Diagnostics	$195	$118	$298	$179
Less: Earnings allocated to participating securities	1	1	1	1
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$194	$117	$297	$178

Weighted average common shares outstanding – basic	140	144	141	144
Effect of dilutive securities:
Stock options and performance share units	2	1	2	1
Weighted average common shares outstanding – diluted	142	145	143	145

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.38	$0.82	$2.10	$1.24

Diluted	$1.37	$0.81	$2.08	$1.23

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options and performance share units	—	2	2	2

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

Restructuring Charges

The following table provides a summary of the Company's pre-tax restructuring charges for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee separation costs	$3	$6	$6	$21

The restructuring charges incurred for the three and six months ended June 30, 2016 are primarily associated with various workforce reduction initiatives as the Company continues to simplify and restructure its organization. Of the total restructuring charges incurred during the three months ended June 30, 2016, $2 million and $1 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the six months ended June 30, 2016, $3 million and $3 million were recored in cost of services and selling, general and administrative expenses, respectively.

The restructuring charges incurred for the three and six months ended June 30, 2015 are primarily associated with various workforce reduction initiatives as the Company continues to simplify and restructure its organization. Of the total restructuring charges incurred during the three months ended June 30, 2015, $4 million and $2 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the six months ended June 30, 2015, $17 million and $4 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Charges for all periods presented were primarily recorded in the Company's DIS business.

The restructuring liability as of June 30, 2016 and December 31, 2015, which is included in accounts payable and accrued expenses, was $12 million and $19 million, respectively.

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

6.     DISPOSITION

Sale of Focus Diagnostics Products

On March 29, 2016, the Company entered into a definitive agreement to sell the assets of its non-core Focus Diagnostics products business ("Focus Diagnostics") to DiaSorin S.p.A. ("DiaSorin"). On May 13, 2016, the Company completed the sale of Focus Diagnostics for $300 million in cash, or $293 million net of transaction costs and working capital adjustments, which includes $25 million of proceeds held in escrow. For the three and six months ended June 30, 2016, the Company recorded a $118 million pre-tax gain on disposition of business. The Company also recorded income tax expense of $84 million, consisting of $91 million of income taxes payable and a deferred tax benefit of $7 million. The income tax expense resulted in a combined tax rate of 71.4%, which was significantly in excess of the statutory rate primarily due to a lower tax basis in the assets sold, specifically the goodwill associated with the disposition. The income taxes payable were included in accounts payable and accrued expenses as of June 30, 2016.

The assets disposed of consisted of $113 million of goodwill, $30 million of intangible assets, with the remaining $38 million consisting of accounts receivable, inventories and property, plant and equipment. In addition, the disposition included liabilities of $6 million. As of December 31, 2015, the assets to be disposed of as part of the transaction primarily consisted of $113 million of goodwill, with the remainder consisting of property, plant and equipment, inventories and intangible assets, which were classified included in current assets held for sale.

In connection with the sale, the Company entered into a five year supply agreement with DiaSorin. The supply agreement, which does not include a minimum purchase commitment, enables the Company to purchase certain products and supplies used in its DIS business. Purchases by the Company under this supply agreement subsequent to the sale of Focus Diagnostics were not material.

Focus Diagnostics, prior to May 13, 2016, is included in all other operating segments and has not been classified as a discontinued operation. For further details regarding business segment information, see Note 14.

For details regarding the Company's 2015 dispositions and assets held for sale, see Note 6 to the consolidated financial statements in the Company's 2015 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

7.     FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2016	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$66	$—	$66	$—
Trading securities	48	48	—	—
Cash surrender value of life insurance policies	30	—	30	—
Available-for-sale equity securities	4	4	—	—
Total	$148	$52	$96	$—

Liabilities:
Deferred compensation liabilities	$85	$—	$85	$—
Contingent consideration	3	—	—	3
Total	$88	$—	$85	$3

		Basis of Fair Value Measurements
December 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$49	$49	$—	$—
Cash surrender value of life insurance policies	29	—	29	—
Interest rate swaps	23	—	23	—
Available-for-sale equity securities	6	6	—	—
Total	$107	$55	$52	$—

Liabilities:
Deferred compensation liabilities	$85	$—	$85	$—
Interest rate swaps	6	—	6	—
Contingent consideration	3	—	—	3
Total	$94	$—	$91	$3

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

In April 2014, and as further detailed in Note 5 to the consolidated financial statements in the Company's 2015 Annual Report on Form 10-K, the Company completed the acquisitions of Summit Health, Inc. ("Summit Health") and Steward Health Care Systems, LLC's laboratory outreach business ("Steward"). In connection with the acquisitions, the Company initially recorded an aggregate contingent consideration liability of $26 million. The contingent consideration liability was classified within Level 3 measured at fair value using a probability weighted and discounted cash flow method. These measurements are based on externally obtained inputs and management's probability assessments of the occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligations, as well as the likelihood of achieving financial targets. The initial probability estimate of the occurrence of such triggering events associated with the amounts the Company could be obligated to pay in future periods for both Summit Health and Steward was between 5% and 95%. The probability-weighted cash flows were then discounted using a discount rate of 1.5% to 2.8%. Based on actual 2015 results for Summit Health compared to the earn-out target included in the contingent consideration arrangement, no payment is required. Therefore, the fair value of the contingent consideration accrual associated with Summit Health was reduced to $0 in the second quarter of 2015, which resulted in a $13 million gain included in other operating (income) expense, net for the three and six months ended June 30, 2015. The remaining contingent consideration associated with Steward is projected to be paid out in three equal annual installments, with a maximum payout of $4 million.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At June 30, 2016 and December 31, 2015, the fair value of the Company’s debt was estimated at $4.1 billion and $3.7 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

8.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the six months ended June 30, 2016 and for the year ended December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Balance, beginning of period	$5,905	$6,032
Goodwill acquired during the period	91	33
Reclassification to assets held for sale	—	(160)
Balance, end of period	$5,996	$5,905

Principally all of the Company’s goodwill as of June 30, 2016 and December 31, 2015 is associated with its DIS business.

For the six months ended June 30, 2016, goodwill acquired during the period was associated with the CLP acquisition (see Note 5). For the year ended December 31, 2015, goodwill acquired was principally associated with the acquisition of MemorialCare Health System's laboratory outreach business and the acquisition of the business assets of Superior Mobile Medics, Inc. The reclassification to assets held for sale was principally associated with the contribution of the Company's clinical trials testing business to the Q2 Solutions joint venture and the sale of Focus Diagnostics (see Note 6).

Intangible assets at June 30, 2016 and December 31, 2015 consisted of the following:

	Weighted Average Amortization Period (in years)	June 30, 2016			December 31, 2015
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	18	$977	$(322)	$655	$936	$(296)	$640
Non-compete agreements	6	6	(3)	3	6	(3)	3
Technology	18	93	(38)	55	93	(35)	58
Other	9	106	(65)	41	106	(59)	47
Total	18	1,182	(428)	754	1,141	(393)	748

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$1,418	$(428)	$990	$1,377	$(393)	$984

Amortization expense related to intangible assets was $17 million and $20 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, amortization expense related to intangible assets was $36 million and $41 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2016 is as follows:

Year Ending December 31,
Remainder of 2016	$36
2017	69
2018	65
2019	65
2020	65
2021	58
Thereafter	396
Total	$754

9.    DEBT

Long-Term Debt

Long-term debt at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015

3.20% Senior Notes due April 2016	$—	$150
2.70% Senior Notes due April 2019	300	300
4.75% Senior Notes due January 2020	528	522
2.50% Senior Notes due March 2020	299	299
4.70% Senior Notes due April 2021	567	554
4.25% Senior Notes due April 2024	326	313
3.50% Senior Notes due March 2025	614	601
3.45% Senior Notes due June 2026	499	—
6.95% Senior Notes due July 2037	174	247
5.75% Senior Notes due January 2040	244	368
4.70% Senior Notes due March 2045	300	300
Other	17	22
Debt issuance costs	(26)	(25)
Total long-term debt	3,842	3,651
Less: Current portion of long-term debt	7	159
Total long-term debt, net of current portion	$3,835	$3,492

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

2016 Senior Notes Offering

In May 2016, the Company completed a $500 million senior notes offering (the “2016 Senior Notes”). The offering consisted of $500 million in aggregate principal of 3.45% senior notes due June 2026, issued at a discount of $1 million. These senior notes are unsecured obligations of the Company and rank equally with the Company's other senior unsecured obligations. The senior notes do not have a sinking fund requirement. The Company incurred $4 million of costs associated with the 2016 Senior Notes, which is included as a reduction to the carrying amount of long-term debt and is being amortized over the term of the related debt.

The net proceeds from the 2016 Senior Notes were used to repay outstanding indebtedness under the senior unsecured revolving credit facility and the secured receivables credit facility and for general corporate purposes.

Retirement of Debt

In March 2016, the Company completed a cash tender offer to purchase up to $200 million aggregate principal amount of its 6.95% Senior Notes due July 2037 ("Senior Notes due 2037") and 5.75% Senior Notes due January 2040 ("Senior Notes due 2040"). The Company purchased $73 million of its Senior Notes due 2037 and $127 million of its Senior Notes due 2040.

In March 2015, the Company completed a cash tender offer to purchase up to $250 million aggregate principal amount of its Senior Notes due 2037 and Senior Notes due 2040. The Company purchased $176 million of its Senior Notes due 2037 and $74 million of its Senior Notes due 2040. In April 2015, the Company redeemed all of its 5.45% Senior Notes due November 2015, $150 million of its 3.20% Senior Notes due April 2016 and all of its 6.40% Senior Notes due July 2017.

For the three months ended June 30, 2015, the Company recorded a loss on retirement of debt, principally comprised of premiums paid, of $65 million in other expense, net. The Company recorded a loss on retirement of debt, principally comprised of premiums paid, of $48 million and $144 million in other expense, net for the six months ended June 30, 2016 and 2015, respectively.

Maturities of Long-Term Debt

As of June 30, 2016, long-term debt matures as follows:

Year Ending December 31,
Remainder of 2016	$4
2017	6
2018	4
2019	302
2020	801
2021	550
Thereafter	2,125
Total maturities of long-term debt	3,792
Unamortized discount	(14)
Debt issuance costs	(26)
Fair value basis adjustments attributable to hedged debt	90
Total long-term debt	3,842
Less: Current portion of long-term debt	7
Total long-term debt, net of current portion	$3,835

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

In May 2016, the Company entered into interest rate lock agreements with several financial institutions for a total notional amount of $250 million which were accounted for as cash flow hedges. These agreements were entered into to hedge a portion of the Company’s interest rate exposure associated with variability in future cash flows attributable to changes in the ten-year treasury rates related to the planned issuance of the 2016 Senior Notes. In connection with the issuance of the 2016 Senior Notes, these agreements were settled, and the Company paid $1 million. These losses are deferred in stockholders’ equity, net of income taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over the term of the respective senior notes.

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

During the fourth quarter of 2013 and first quarter of 2014, the Company entered into various forward starting interest rate swap agreements for an aggregate notional amount of $150 million which were accounted for as cash flow hedges. In connection with the issuance of the 2015 senior notes offering, all of these agreements were settled, and the Company paid $17 million. These losses are deferred in stockholders’ equity, net of income taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over the term of the Senior Notes due 2025.

The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges as of June 30, 2016 and December 31, 2015 was $11 million and $12 million, respectively. The loss recognized on the Company's cash flow hedges for the three and six months ended June 30, 2016 and 2015, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $3 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. A summary of the notional amounts of these interest rate swaps as of June 30, 2016 and December 31, 2015 is as follows:

		Notional Amount
Debt Instrument	Floating Rate Paid by the Company	June 30, 2016	December 31, 2015

4.75% Senior Notes due January 2020	One-month LIBOR plus a 3.6% spread	350	350
4.70% Senior Notes due April 2021	One-month LIBOR plus a 2.45% to 3.39% spread	400	400
4.25% Senior Notes due April 2024	One-month LIBOR plus a 1.54% to 1.59% spread	250	250
3.50% Senior Notes due March 2025	One-month LIBOR plus a 1.44% spread	200	200
		$1,200	$1,200

Since inception, the fair value hedges have been effective or highly effective; therefore, there is no impact on earnings for the three and six months ended June 30, 2016 and 2015 as a result of hedge ineffectiveness.

Interest Rate Derivatives - Economic Hedges

In March 2016, in connection with the retirement of debt discussed in Note 9, the Company entered into reverse interest rate lock agreements with several financial institutions which were not designated for hedge accounting. The Company entered into these agreements to hedge the variability in cash flows associated with $75 million of the $200 million principal amount of debt that was retired in the first quarter of 2016. These agreements were settled during the first quarter of 2016 resulting in a gain of $1 million which was recognized in other expense, net.
In March 2015, in connection with the 2015 retirement of debt discussed in Note 9, the Company entered into reverse interest rate lock agreements with several financial institutions which were not designated for hedge accounting. The Company entered into these agreements to hedge the variability in cash flows associated with $280 million of the $1.3 billion principal amount of debt that was retired in the first and second quarters of 2015. These agreements were settled during the first and second quarters of 2015, resulting in a gain of $3 million which was recognized in other expense, net.

A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	June 30, 2016		December 31, 2015
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$66	Other assets	$23

Liability Derivatives:
Interest rate swaps		—	Other liabilities	6

Total Net Derivatives Assets		$66		$17

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

11.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Stockholders' Equity

Components of Comprehensive Income

The market value adjustments represent unrealized holding gains (losses) on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges represents deferred losses, net of taxes on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 10). For the three and six months ended June 30, 2016 and 2015, the tax effects related to the market valuation adjustments and deferred losses were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

Dividend Program

During the first and second quarters of 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.40 per common share. During each of the quarters of 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.38 per common share.

Share Repurchase Program

As of June 30, 2016, $582 million remained available under the Company’s share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the six months ended June 30, 2016, the Company repurchased 4.8 million shares of its common stock for $352 million, including 2.8 million shares repurchased under an accelerated share repurchase agreement ("ASR") as follows:

In May 2016, the Company entered into an ASR with a financial institution to repurchase $250 million of the Company's common stock as part of the Company's share repurchase program. The ASR was structured as a combination of two transactions: (1) a treasury stock repurchase; and (2) a forward contract, which permitted the Company to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of the Company's common stock during the repurchase period, less a fixed discount. For the three and six months ended June 30, 2016, the Company repurchased 2.8 million shares of its common stock under the ASR at an initial price of $76.16 per share for a total of $212 million, which represents 85 percent of the total value of shares expected to be repurchased under the ASR. The forward contract will settle the remaining shares upon the completion of the ASR in the third quarter of 2016. The Company recorded this transaction as an increase to treasury stock of $212 million and recorded the remaining $38 million as a decrease to additional paid-in capital as of June 30, 2016. The $38 million recorded in additional paid-in capital will be reclassified to treasury stock upon completion of the ASR.

For the six months ended June 30, 2015, the Company repurchased 2.1 million shares of its common stock for $149 million.

Shares Reissued from Treasury Stock

For the six months ended June 30, 2016 and 2015, the Company reissued 0.9 million shares and 1.2 million shares, respectively, from treasury stock for employee benefit plans.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Redeemable Noncontrolling Interest

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. In 2015, the Company received consideration of $68 million. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. The Company will record changes in the fair value of the noncontrolling interest immediately as they occur. As of June 30, 2016, the redeemable noncontrolling interest was presented at its fair value.

12.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow and other data for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation expense	$44	$55	$87	$112
Amortization expense	17	20	36	41
Depreciation and amortization expense	$61	$75	$123	$153

Interest expense	$(35)	$(37)	$(71)	$(83)
Interest income	1	—	1	1
Interest expense, net	$(34)	$(37)	$(70)	$(82)

Interest paid	$22	$45	$75	$99
Income taxes paid	$117	$90	$121	$109

Assets acquired under capital leases	$—	$2	$—	$2
Accounts payable associated with capital expenditures	12	9	12	9
Dividends payable	$56	$55	$56	$55

Businesses acquired:
Fair value of assets acquired	$—	$2	$135	$2
Fair value of liabilities assumed	—	—	—	—
Fair value of net assets acquired	—	2	135	2
Merger consideration paid (payable), net	—	4	—	4
Cash paid for business acquisitions	—	6	135	6
Less: Cash acquired	—	—	—	—
Business acquisitions, net of cash acquired	$—	$6	$135	$6

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

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $68 million in letters of credit under the secured receivables credit facility were outstanding at June 30, 2016. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

Agreement in Principle

In April 2015, a qui tam civil lawsuit entitled United States ex rel. Mayes v. Berkeley HeartLab, Inc., et al., filed in the U.S. District Court for the District of South Carolina, was unsealed. The complaint alleges that certain alleged business practices of the defendants violated the False Claims Act, and seeks monetary relief. The United States intervened as a plaintiff as to Berkeley HeartLab, Inc., a subsidiary of the Company and filed a complaint in intervention; the United States did not intervene as a plaintiff as to Quest Diagnostics Incorporated. The parties have reached an agreement in principle to resolve these matters, subject to further negotiation of terms and conditions and governmental sign-offs. In order to most efficiently and effectively finalize the settlement agreement, the parties have agreed to stay the filing of certain pleadings and their respective discovery requests associated with these matters.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of June 30, 2016, the Company does not believe that material losses related to the legal matters described above are probable. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the legal matters described above for which an accrual has not been recorded, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

Reserves for Legal Matters

Reserves for legal matters, other than those described above, totaled $3 million and $9 million as of June 30, 2016 and December 31, 2015, respectively.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $124 million and $124 million as of June 30, 2016 and December 31, 2015, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

14.    BUSINESS SEGMENT INFORMATION
The Company's DIS business provides insights through clinical testing and related services to patients, physicians, hospitals, ACOs, IDNs, health plans, employers and others. The Company is the world's leading provider of diagnostic information services, which includes providing clinical testing services such as routine (including drugs-of-abuse) testing, advanced testing solutions (including gene-based and esoteric testing), and anatomic pathology services, as well as related services and insights. The DIS business accounted for greater than 90% of net revenues in 2016 and 2015.

All other operating segments include the Company's DS businesses, which consists of its risk assessment services, healthcare information technology, diagnostic products (prior to May 13, 2016), and clinical trials testing (prior to July 1, 2015) businesses. The Company's DS businesses offer a variety of solutions for life insurers, healthcare providers and others.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

In addition to the sale of Focus Diagnostics (see Note 6), the Company wound down its Celera products business, which did not have a material impact on the Company's consolidated financial statements. As a result of these transactions, the Company has disposed of its diagnostics products business.

As of June 30, 2016, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

The following table is a summary of segment information for the three and six months ended June 30, 2016 and 2015. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets, other operating income and expenses net of certain general corporate activity costs that are allocated to the DIS and DS businesses and the gain on sale of Focus Diagnostics (see Note 6). The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the consolidated financial statements contained in the Company’s 2015 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
DIS business	$1,809	$1,771	$3,565	$3,463
All other operating segments	97	154	204	301
Total net revenues	$1,906	$1,925	$3,769	$3,764

Operating earnings (loss):
DIS business	$328	$302	$606	$544
All other operating segments	17	30	38	56
General corporate activities	77	(31)	35	(71)
Total operating income	422	301	679	529
Non-operating expenses, net	(39)	(101)	(124)	(224)
Income before income taxes and equity in earnings of equity method investees	383	200	555	305
Income tax expense	(183)	(78)	(250)	(120)
Equity in earnings of equity method investees, net of taxes	9	7	19	14
Net income	209	129	324	199
Less: Net income attributable to noncontrolling interests	14	11	26	20
Net income attributable to Quest Diagnostics	$195	$118	$298	$179

15.    RELATED PARTIES

The Company's equity method investees primarily consist of its clinical trials central laboratory services joint venture and its diagnostic information services joint ventures, which are accounted for under the equity method of accounting. During each of the three months ended June 30, 2016 and 2015, the Company recognized net revenues of $8 million associated with diagnostic information services provided to its equity method investees. During the six months ended June 30, 2016 and 2015, the Company recognized net revenues of $16 million and $15 million, respectively, associated with such services. As of June 30, 2016 and December 31, 2015, there was $8 million and $5 million, respectively, of accounts receivable from equity method investees related to such services.

During the three months ended June 30, 2016 and 2015, the Company recognized income of $4 million and $2 million, respectively, associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. During the six months ended June 30, 2016 and 2015, the Company recognized income of $9 million and $4 million, respectively, associated with the performance of such services classified within selling, general and administrative expenses. As of June 30, 2016 and December 31, 2015, there was $16 million and $32 million, respectively, of other receivables from equity method investees included in prepaid expenses and other current assets related to these service agreements and other transition related items. In addition, accounts payable and accrued expenses as of June 30, 2016 and December 31, 2015 included $18 million and $9 million, respectively, due to equity method investees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

Quest Diagnostics empowers people to take action to improve health outcomes. We use our extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management. Our diagnostic information services business ("DIS") provides insights through clinical testing and related services to patients, physicians, hospitals, accountable care organizations ("ACOs"), integrated delivery networks ("IDNs"), health plans, employers and others. We offer the broadest access in the United States to diagnostic information services through our nationwide network of laboratories, Company-owned patient service centers and phlebotomists in physician offices. We are the world's leading provider of diagnostic information services, which includes providing clinical testing services such as routine (including drugs-of-abuse) testing, advanced testing solutions (including gene-based and esoteric testing), and anatomic pathology services, as well as related services and insights. We provide interpretive consultation with one of the largest medical and scientific staffs in the industry. Our DIS business makes up over 90% of our consolidated net revenues.

In our Diagnostic Solutions ("DS") businesses, which represents the balance of our consolidated net revenues, we offer a variety of solutions to insurers and healthcare providers. We are the leading provider of risk assessment services for the life insurance industry. In addition, we offer healthcare organizations and clinicians robust information technology solutions. Prior to the sale of our Focus Diagnostics products business ("Focus Sale") on May 13, 2016 (see "Sale of Focus Diagnostics Products" and Note 6 to the interim unaudited consolidated financial statements for further details) our diagnostics products business manufactured and marketed diagnostic products. Prior to the contribution of our clinical trials testing business to the Q2 Solutions joint venture on July 1, 2015 ("Clinical Trials Contribution"), our clinical trials testing business was a leading provider of central laboratory testing for clinical trials.

Second Quarter Highlights

Highlights of our results of operations for the second quarter of 2016 are as follows:

•
Our total net revenues of $1.9 billion were 1.0% below the prior year period. The Clinical Trials Contribution, Focus Sale, and winding down of our Celera products business ("Celera Products") negatively impacted net revenues by 3.4%.

•
DIS revenues of $1.8 billion increased by 2.2% compared to the prior year period. DIS volume, measured by the number of requisitions, increased 1.9% compared to the prior year period. Revenue per requisition increased 0.2% compared to the prior year period.

•	DS revenues of $97 million were 37.1% below the prior year period due to the Clinical Trials Contribution, Focus Sale and the winding down of Celera Products.

•	Net income attributable to Quest Diagnostics' stockholders was $195 million, or $1.37 per diluted share.

Pursuant to the federal Protecting Access to Medicare Act of 2014 ("PAMA"), the Centers for Medicare and Medicaid Services will revise reimbursement schedules for clinical laboratory testing services provided under Medicare, which is targeted for implementation in 2018. We continue to evaluate the impact of this final rule. While we cannot determine the impact until we see the final pricing data, we continue to believe that the impact will be manageable.

Five-point Strategy

Our five-point strategy is described in detail in "Item 1. Business" in our 2015 Annual Report on Form 10-K. During the first six months of 2016, we continued to make progress on the execution of our five-point strategy as follows:

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

Sale of Focus Diagnostics Products

In March 2016, we signed a definitive agreement to sell the assets of our non-core Focus Diagnostics products business ("Focus Diagnostics") to DiaSorin S.p.A. On May 13, 2016, we completed the sale of Focus Diagnostics for $300 million in cash, or $293 million net of transaction costs and working capital adjustments, which includes $25 million of proceeds held in escrow. For the three and six months ended June 30, 2016, we recorded a $118 million pre-tax gain on disposition of business. We also recorded income tax expense of $84 million, consisting of $91 million of income taxes payable and a deferred tax benefit of $7 million. The income taxes payable will be paid during the second half of 2016.

As a result of this transaction, we have disposed of our remaining diagnostics products business as part of our efforts to refocus on diagnostic information services.

The proceeds from the Focus Sale were used to fund the repurchase of shares under the $250 million accelerated share repurchase agreement entered into in May 2016.

For further details regarding our dispositions and assets held for sale, see Note 6 to the interim unaudited consolidated financial statements and Note 6 to the consolidated financial statements in our 2015 Annual Report on Form 10-K.

Accelerated Share Repurchase Agreement ("ASR")

In May 2016, we entered into an ASR with a financial institution to repurchase $250 million of our common stock as part of our share repurchase program. The ASR was structured as a combination of two transactions: (1) a treasury stock repurchase; and (2) a forward contract, which permitted us to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of our common stock during the purchase period, less a fixed discount. For the three and six months ended June 30, 2016, we repurchased 2.8 million shares of our common stock under the ASR at an initial price of $76.16 per share for a total of $212 million, which represents approximately 85 percent of the total value of shares expected to be repurchased under the ASR. The forward contract will settle the remaining shares upon the completion of the ASR in the third quarter of 2016.

For further details regarding the ASR, see Note 11 to the interim unaudited consolidated financial statements. For further details regarding our repurchases of our common stock, see Note 11 to the interim unaudited consolidated financial statements and "Liquidity and Capital Resources: Share Repurchases".

Retirement of Debt

In March 2016, we completed a cash tender offer ("2016 Tender Offer") to purchase up to $200 million aggregate principal amount of our 6.95% Senior Notes due July 2037 ("Senior Notes due 2037") and 5.75% Senior Notes due January 2040 ("Senior Notes due 2040"). We purchased $73 million of our Senior Notes due 2037 and $127 million of our Senior Notes due 2040 using a combination of cash on-hand and borrowing under our secured receivables credit facility. The retirement of debt is expected to reduce future interest expense. In connection with this transaction, we recorded a pre-tax loss on retirement of debt of $48 million, principally comprised of premiums paid, for the six months ended June 30, 2016.

For further details regarding our debt and related transactions, see Note 9 to the interim unaudited consolidated financial statements and Note 13 to the consolidated financial statements in our 2015 Annual Report on Form 10-K.

Senior Notes Offering

In May 2016, the Company completed a $500 million senior notes offering (the “2016 Senior Notes”), consisting of $500 million in aggregate principal of 3.45% senior notes due June 2026, issued at a discount of $1 million. The net proceeds from the 2016 Senior Notes were used to repay outstanding indebtedness under our senior unsecured revolving credit facility and our secured receivables credit facility and for general corporate purposes.

For further details regarding our the 2016 Senior Notes and our debt, see Note 9 to the interim unaudited consolidated financial statements.

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

In January 2015, we adopted a course of action related to this multi-year program. We developed a high-level estimate of the total pre-tax charges expected to be incurred in 2015 through 2017 in connection with the course of action for the program: $300 million. During 2015, we incurred $89 million of charges in connection with the course of action. In February 2016, we developed high-level estimates of the pre-tax charges expected to be incurred in connection with the course of action for 2016 totaling $80 million to $100 million, consisting of up to $10 million of employee separation costs and $80 million to $90 million of systems conversion and integration costs. For the six months ended June 30, 2016, we incurred $27 million in connection with the course of action. As detailed plans to implement the course of action are approved and executed, it will result in charges to earnings. Principally all of the total estimated pre-tax charges expected to be incurred in 2016 are anticipated to result in cash expenditures. The actual charges incurred in connection with the course of action in 2016 could be materially different from these estimates.

From 2012 through 2014, the cumulative charges incurred in connection with the Invigorate program were $266 million, including $178 million of cumulative pre-tax employee separation costs and other restructuring related costs. From the beginning of 2015 through June 30, 2016, the cumulative charges incurred in connection with the Invigorate program were $116 million, including approximately $45 million of cumulative pre-tax employee separation costs and other restructuring related costs.

For further details of the Invigorate program and associated costs, see Note 4 to the interim unaudited consolidated financial statements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2015 Annual Report on Form 10-K.

Results of Operations

The following tables sets forth certain results of operations data for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Increase (Decrease)	% Increase (Decrease)	2016	2015	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions)
Net revenues:
DIS business	$1,809	$1,771	$38	2.2%	$3,565	$3,463	$102	2.9%
DS businesses	97	154	(57)	(37.1)	204	301	(97)	(32.1)
Total net revenues	$1,906	$1,925	$(19)	(1.0)%	$3,769	$3,764	$5	0.1%

Operating costs, expenses and other income:
Cost of services	$1,155	$1,182	$(27)	(2.3)%	$2,299	$2,345	$(46)	(1.9)%
Selling, general and administrative	430	429	1	0.3	872	848	24	2.8
Amortization of intangible assets	17	20	(3)	(11.0)	36	41	(5)	(11.8)
Gain on disposition of business	(118)	—	118	NM	(118)	—	118	NM
Other operating (income) expense, net	—	(7)	(7)	NM	1	1	—	NM
Total operating costs, expenses and other income, net	$1,484	$1,624	$(140)	(8.6)%	$3,090	$3,235	$(145)	(4.5)%

Operating income	$422	$301	$121	40.0%	$679	$529	$150	28.3%

NM - Not Meaningful

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Increase (Decrease)	% Increase (Decrease)	2016	2015	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions, except per share amounts)
Other income (expense):
Interest expense, net	$(34)	$(37)	$(3)	(9.0)%	$(70)	$(82)	$(12)	(14.5)%
Other expense, net	(5)	(64)	(59)	NM	(54)	(142)	(88)	NM
Total non-operating expenses, net	$(39)	$(101)	$(62)	(62.2)%	$(124)	$(224)	$(100)	(44.7)%

Income tax expense	$(183)	$(78)	$105	134.8%	$(250)	$(120)	$130	108.5%
Effective income tax rate	47.7%	38.9%	8.8%	NM	45.0%	39.2%	5.8%	NM

Equity in earnings of equity method investees, net of taxes	$9	$7	$2	16.7%	$19	$14	$5	36.1%

Net income attributable to Quest Diagnostics	$195	$118	$77	64.9%	$298	$179	$119	66.4%

Diluted earnings per common share attributable to Quest Diagnostics’ common stockholders	$1.37	$0.81	$0.56	69.1%	$2.08	$1.23	$0.85	69.1%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
DIS business	94.9%	92.0%	94.6%	92.0%
DS businesses	5.1	8.0	5.4	8.0
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs, expenses and other income:
Cost of services	60.6%	61.4%	61.0%	62.3%
Selling, general and administrative	22.6	22.3	23.1	22.5
Amortization of intangible assets	0.9	1.0	1.0	1.1
Gain on disposition of business	(6.2)	—	(3.1)	—
Other operating (income) expense, net	—	(0.3)	—	—
Total operating costs, expenses and other income, net	77.9%	84.4%	82.0%	85.9%

Operating income	22.1%	15.6%	18.0%	14.1%

Bad debt expense	4.2%	4.1%	4.4%	4.2%

Operating Results

Results for the three months ended June 30, 2016 were affected by certain items that on a combined basis benefited diluted earnings per share by $0.12 as follows:

•	pre-tax gain of $118 million, or $0.24 per diluted share, related to the Focus Sale recorded in gain on disposition of business;

•
pre-tax charges of $19 million ($10 million in cost of services, $8 million in selling, general and administrative expenses and $1 million in equity in earnings of equity method investees, net of taxes), or $0.08 per diluted share, primarily associated with systems conversions and integration costs in connection with further restructuring and integrating our business; and

•
net pre-tax costs of $8 million ($3 million in selling, general and administrative expenses, $(1) million in other operating (income) expense, net and $6 million in other expense, net), or $0.04 per diluted share, related to winding down subsidiaries, non-cash asset impairment charges and costs incurred related to certain legal matters.

Results for the six months ended June 30, 2016 were affected by certain items that on a combined basis reduced diluted earnings per share by $0.20 as follows:

•	pre-tax gain of $118 million, or $0.24 per diluted share, related to the Focus Sale recorded in gain on disposition of business;

•	pre-tax charges of $48 million, or $0.21 per diluted share, related to the 2016 Tender Offer recorded in other expense, net;

•
pre-tax charges of $40 million ($17 million in cost of services, $20 million in selling, general and administrative expenses and $3 million in equity in earnings of equity method investees, net of taxes), or $0.17 per diluted share, primarily associated with systems conversions and integration costs in connection with further restructuring and integrating our business; and

•
net pre-tax costs of $14 million ($6 million in selling, general and administrative expenses, $1 million in other operating (income) expense, net and $7 million in other expense, net), or $0.06 per diluted share, related to winding down subsidiaries, non-cash asset impairment charges and costs incurred related to certain legal matters.

Results for the three months ended June 30, 2015 were affected by certain items that on a combined basis reduced diluted earnings per share by $0.36 as follows:

•
pre-tax charges of $66 million ($1 million in interest expense, net and $65 million in other expense, net), or $0.28 per diluted share, related to the loss on early retirement of debt and related refinancing charges in connection with the April 2015 redemption ("2015 Redemption"), in which we redeemed all of our $500 million Senior Notes due November 2015, $150 million, or 50%, of our Senior Notes due April 2016 and all of our $375 million Senior Notes due July 2017;

•
pre-tax charges of $23 million ($11 million in cost of services and $12 million in selling, general and administrative expenses), or $0.10 per diluted share, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business; and

•
net pre-tax gain of $3 million ($5 million in selling, general and administrative expenses and $(8) million in other operating (income) expense, net), or $0.02 per diluted share, primarily associated with a gain of $13 million associated with a decrease in the fair value of the contingent consideration accrual associated with our Summit Health acquisition, which was partially offset by costs incurred related to certain legal matters and non-cash asset impairment charges.

Results for the six months ended June 30, 2015 were affected by certain items that on a combined basis reduced diluted earnings per share by $0.90 as follows:

•
pre-tax charges of $150 million ($6 million in interest expense, net and $144 million in other expense, net), or $0.64 per diluted share, related to the loss on early retirement of debt and related refinancing charges in connection with the 2015 Redemption and the March 2015 cash tender offer ("2015 Tender Offer"), in which we purchased $250 million aggregate principal amount of our Senior Notes due 2037 and Senior Notes due 2040.

•
pre-tax charges of $54 million ($31 million in cost of services and $23 million in selling, general and administrative expenses), or $0.22 per diluted share, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business; and

•
net pre-tax charges of $7 million ($7 million in selling, general and administrative expenses and $0 net impact on other operating (income) expense, net), or $0.04 per diluted share, primarily associated with non-cash asset impairment charges associated with Celera Products and costs incurred related to certain legal matters, partially offset by a gain of $13 million associated with a decrease in the fair value of the contingent consideration accrual associated with our Summit Health acquisition.

Net Revenues

Net revenues for the three months ended June 30, 2016 were 1.0% below the prior year period. The Clinical Trials Contribution, Focus Sale and winding down of Celera Products negatively impacted net revenues by 3.4%.

DIS revenues for the three months ended June 30, 2016 increased by 2.2% compared to the prior year period. Our performance reflects continued focus on advanced testing solutions and expanding hospital relationships. Acquisitions contributed approximately 0.8% to DIS revenue growth. DIS volume, measured by the number of requisitions, increased 1.9%, with acquisitions contributing approximately 1.0% to DIS volume growth. Revenue per requisition increased 0.2% compared to the prior year period. Revenue per requisition benefited from favorable test mix, which was partially offset by pricing pressure of slightly less than 1% and lower revenue per requisition associated with our professional lab services engagements.

For the three months ended June 30, 2016, combined revenues in our DS businesses decreased by 37.1% compared to the prior year period due to the Clinical Trials Contribution, Focus Sale and winding down of Celera Products.

Net revenues for the six months ended June 30, 2016 were essentially flat compared to the prior year period. The Clinical Trials Contribution, Focus Sale and winding down of Celera Products negatively impacted net revenues by 3.1%.

DIS revenues for the six months ended June 30, 2016 increased by 2.9% compared to the prior year period. Our performance reflects continued focus on advanced testing solutions and expanding hospital relationships. Acquisitions contributed approximately 0.6% to DIS revenue growth. DIS volume, measured by the number of requisitions, increased 2.3%, with acquisitions contributing approximately 0.6% to DIS volume growth. Revenue per requisition increased 0.6% compared to the prior year period. Revenue per requisition benefited from favorable test mix, which was partially offset by pricing pressure of 1% and lower revenue per requisition associated with our professional lab services engagements.

For the six months ended June 30, 2016, combined revenues in our DS businesses decreased by 32.1% compared to the prior year period due to the Clinical Trials Contribution, Focus Sale and winding down of Celera Products.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

Cost of services decreased $27 million for the three months ended June 30, 2016 compared to the prior year period. The decrease was primarily driven by lower costs as a result of the Clinical Trials Contribution, Focus Sale and winding down of Celera Products, net cost reductions under the Invigorate program and lower depreciation expense, partially offset by higher compensation and benefits and higher costs related to our recent acquisitions.

Cost of services decreased $46 million for the six months ended June 30, 2016 compared to the prior year period. The decrease was primarily driven by lower costs as a result of the Clinical Trials Contribution, Focus Sale and winding down of Celera Products, net cost reductions under the Invigorate program, lower restructuring and integration charges and lower depreciation expense, partially offset by higher compensation and benefits and higher costs related to our recent acquisitions.

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

SG&A for the three and six months months ended June 30, 2016 increased $1 million and $24 million, respectively compared to the prior year periods. The increases in SG&A were primarily driven by higher compensation and benefits and higher bad debt expense, partially offset by lower costs as a result of the Clinical Trials Contribution, Focus Sale and winding down of Celera Products, net cost reductions under the Invigorate program and lower depreciation expense.

The increase in bad debt expense as a percentage of net revenues for the three and six months ended June 30, 2016, compared to the prior year periods, was primarily a result of our recent dispositions which had lower bad debt rates than our DIS business and increased patient responsibility associated with coinsurance and deductible requirements.

Gain on Disposition of Business

The gain on disposition of business for the three and six months ended June 30, 2016 is a result of the Focus Sale.

Other Operating (Income) Expense, net

Other operating (income) expense, net includes miscellaneous income and expense items related to operating activities.

Other operating (income) expense, net for the three months ended June 30, 2015, includes a gain of $13 million associated with a decrease in the fair value of the contingent consideration accrual associated with our Summit Health acquisition, partially offset by a non-cash asset impairment charge. For the six months ended June 30, 2015, other operating (income) expense, net includes non-cash asset impairment charges primarily associated with Celera Products, substantially offset by a gain of $13 million associated with a decrease in the fair value of the contingent consideration accrual associated with our Summit Health acquisition.

Interest Expense, net

For the three and six months ended June 30, 2016, interest expense, net decreased $3 million and $12 million, respectively, compared to the prior year periods. The decreases were primarily a result of lower interest rates as a result of the debt refinancing in 2015 and to a lesser extent the 2016 refinancing.

Other Expense, net

Other expense, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments, other non-operating assets and early retirement of debt.

For the three and six months ended June 30, 2016, other expense, net includes non-cash asset impairment charges associated with certain investments of $6 million and $7 million, respectively. Other expense, net for the six months ended June 30, 2016, also includes the loss on early retirement of debt of $48 million associated with the 2016 Tender Offer.

For the three months June 30, 2015, other expense, net includes the loss on early retirement of debt of $65 million associated with the 2015 Redemption. Other expense, net for the six months ended June 30, 2015, includes the loss on early retirement of debt of $144 million associated with the 2015 Tender Offer and 2015 Redemption.

    Income Tax Expense

The $105 million increase in income tax expense for the three months ended June 30, 2016 compared to the prior year period, was primarily a result of the increase in pre-tax income. The increase in pre-tax income was primarily the result of the $118 million gain on the Focus Sale and a $65 million decrease in charges associated with the early retirement of debt.

The $130 million increase in income tax expense for the six months ended June 30, 2016 compared to the prior year period, was primarily a result of the increase in pre-tax income. The increase in pre-tax income was primarily a result of a $150 million increase in operating income, which includes the $118 million gain on the Focus Sale, and a $96 million decrease in charges associated with the early retirement of debt.

The effective tax rate for the three and six months ended June 30, 2016, compared to the prior year period, increased primarily as a result of the Focus Sale.

For both the three and six months ended June 30, 2016, income tax expense includes $84 million, consisting of $91 million of current income taxes payable and a deferred tax benefit of $7 million, associated with the gain on the Focus Sale. The income tax expense resulted in a combined tax rate of 71.4%, which was significantly in excess of the statutory rate primarily due to a lower tax basis in the assets sold, specifically the goodwill associated with the disposition.

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

At June 30, 2016 and December 31, 2015, the fair value of our debt was estimated at approximately $4.1 billion and $3.7 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2016 and December 31, 2015, the estimated fair value exceeded the carrying value of the debt by $278 million and $82 million, respectively. A hypothetical 10% increase in interest rates (representing 38 basis points at June 30, 2016 and 39 basis points at December 31, 2015) would potentially reduce the estimated fair value of our debt by approximately $95 million and $112 million at June 30, 2016 and December 31, 2015, respectively.

Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. At June 30, 2016, the borrowing rates under these debt instruments were: for our secured receivables credit facility, 0.66%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. At June 30, 2016, the weighted average LIBOR was 0.5%. As of June 30, 2016, there were no borrowings outstanding under our $600 million secured receivables credit facility and no borrowings outstanding under our $750 million senior unsecured revolving credit facility.

The notional amount of fixed-to-variable interest rate swaps outstanding at both June 30, 2016 and December 31, 2015 was $1.2 billion. The aggregate fair value of the fixed-to-variable interest rate swaps is $66 million, in an asset position, at June 30, 2016. There were no forward starting interest rate swaps outstanding at June 30, 2016 and December 31, 2015.

Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 5 basis points) would not impact annual interest expense materially, assuming no changes to the debt outstanding at June 30, 2016. A hypothetical 10% change in the forward one-month LIBOR curve (representing a 9 basis point change in the weighted average yield) would potentially change the fair value of our derivative assets by $6 million.

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

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying value of our equity investments (excluding investments accounted for under the equity method) was $9 million at June 30, 2016.

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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2016	2015
	(dollars in millions)
Net cash provided by operating activities	$464	$337
Net cash provided by (used in) investing activities	27	(123)
Net cash used in financing activities	(341)	(256)
Net change in cash and cash equivalents	$150	$(42)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash and cash equivalents at June 30, 2016 totaled $283 million, compared to $133 million at December 31, 2015.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 was $464 million, compared to $337 million for the six months ended June 30, 2015. This $127 million increase was primarily a result of an additional payroll cycle in the first quarter of 2015 and a $99 million decrease in cash charges ($89 million after the related cash tax benefits) associated with the 2016 Tender Offer as compared to the 2015 Tender Offer and 2015 Redemption.

Days sales outstanding, a measure of billing and collection efficiency, was 47 days at June 30, 2016, 47 days at December 31, 2015 and 44 days at June 30, 2015.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities for the six months ended June 30, 2016 was $27 million, compared to $(123) million for the six months ended June 30, 2015. This $150 million increase in net cash provided by investing activities was a result of $275 million of proceeds from the disposition of businesses, principally related to the Focus Sale, which was partially offset by a $129 million increase in cash paid for business acquisitions in 2016, principally a result of the CLP acquisition in 2016.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 was $341 million, compared to $256 million for the six months ended June 30, 2015. This $85 million increase in net cash used in financing activities was primarily a result of a $241 million increase in repurchases of our common stock (see "Share Repurchases" for further details) and a $17 million decrease in proceeds from the exercise of stock options, which were partially offset by a $141 million increase in net borrowings (proceeds from borrowings less repayments of debt) and a $43 million decrease in other financing activities, net.

In 2016, we completed the issuance of the 2016 Senior Notes and the 2016 Tender Offer and repaid the remaining $150 million outstanding under the 3.20% Senior Notes due April 2016. In addition, we borrowed $1.2 billion under our secured receivables credit facility and $155 million under our senior unsecured revolving credit facility, all of which was repaid as of June 30, 2016.

In 2015, we completed the $1.2 billion senior notes offering in March 2015, the 2015 Tender Offer and the 2015 Redemption. In addition, we borrowed $630 million under our secured receivables credit facility, of which $545 million was repaid as of June 30, 2015.

The CLP acquisition and 2016 Tender Offer were funded using a combination of cash on-hand and borrowings under our secured receivables credit facility.

Dividends

During the first and second quarters of 2016, our Board of Directors declared a quarterly cash dividend of $0.40 per common share. During each of the quarters of 2015, our Board of Directors declared a quarterly cash dividend of $0.38 per common share. We expect to fund future dividend payments with cash flows from operations and do not expect the dividend to have a material impact on our ability to finance future growth.

Share Repurchases

At June 30, 2016, $582 million remained available under our share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

For the six months ended June 30, 2016, we repurchased 4.8 million shares of our common stock for $352 million, including 2.8 million shares repurchased under the May 2016 ASR for $212 million (see "Five-point Strategy: Accelerated Share Repurchase Agreement" for further details).

For the six months ended June 30, 2015, we repurchased 2.1 million shares of our common stock for $149 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of June 30, 2016:

	Payments due by period
	(in millions)
Contractual Obligations	Total	Remainder of 2016	1-3 years	3-5 years	After 5 years
Outstanding debt	$3,775	$—	$—	$1,100	$2,675
Capital lease obligations	17	4	10	3	—
Interest payments on outstanding debt	1,648	70	281	254	1,043
Operating leases	701	96	274	139	192
Purchase obligations	198	57	97	23	21
Merger consideration obligations	4	2	2	—	—
Total contractual obligations	$6,343	$229	$664	$1,519	$3,931

Interest payments on our outstanding debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of June 30, 2016 applied to the June 30, 2016 balances, which are assumed to remain outstanding through their maturity dates.

A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 13 to the consolidated financial statements in our 2015 Annual Report on Form 10-K and Note 9 to the interim unaudited consolidated financial statements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2015 is contained in Note 17 to the consolidated financial statements in our 2015 Annual Report on Form 10-K. A full discussion and analysis regarding our acquisition of Steward and the related merger consideration obligation is contained in Note 5 to the consolidated financial statements in our 2015 Annual Report on Form 10-K.

As of June 30, 2016, our total liabilities associated with unrecognized tax benefits were approximately $96 million, which were excluded from the table above. We expect that these liabilities may decrease by less than $5 million within the next twelve months, primarily as a result of payments, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. Additionally, it is reasonably possible that within the next 12 months, as result of ongoing negotiations with tax authorities and the expiration of statutes of limitations, our total liabilities associated with unrecognized tax benefits will further decrease and beneficially impact the effective tax rate for continuing operations. However, due to the inherent uncertainty of the negotiations and the resulting outcomes, we are not able to estimate the effective tax rate impact at this time.  See Note 8 to the consolidated financial statements in our 2015 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass"), we granted UMass the right to require us to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of June 30, 2016, the fair value of the redeemable noncontrolling interest on the interim unaudited consolidated balance sheet was $74 million, which was excluded from the table above. Since the redemption of the noncontrolling interest is outside of our control, we cannot make a reasonably reliable estimate of the timing of the future payment, if any, of the redeemable noncontrolling interest. For further details regarding the redeemable noncontrolling interest, see Note 11 to the interim unaudited consolidated financial statements.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of June 30, 2016, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

As of June 30, 2016, $1.3 billion of borrowing capacity was available under our existing credit facilities consisting of $532 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

We believe the borrowing capacity under the credit facilities described above continues to be available to us. Should one or several banks no longer participate in either of our credit facilities, we would not expect it to impact our ability to fund operations. We expect that we will be able to replace our existing credit facilities with alternative arrangements prior to their expiration.

At June 30, 2016, approximately 19% of our $283 million of consolidated cash and cash equivalents were held outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States. Further, our current plans do not demonstrate a need to repatriate foreign funds in order to fund U.S. operations. If the foreign cash and cash items are needed for operations in the United States, or we otherwise elect to repatriate the funds, we may be required to accrue and pay United States taxes on a significant portion of these amounts.

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

Forward-Looking Statements

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners and other factors discussed in our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including those discussed in the “Business,” “Risk Factors,” “Cautionary Factors that May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports.

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

During the second quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 13 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the second quarter of 2016.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2016 – April 30, 2016
Share Repurchase Program (A)	—	$—	—	$857,116
Employee Transactions (B)	—	$—	N/A	N/A
May 1, 2016 – May 31, 2016
Share Repurchase Program (A)	3,122,332	$76.06	3,122,332	$619,616	(C)
Employee Transactions (B)	8,342	$76.31	N/A	N/A
June 1, 2016 – June 30, 2016
Share Repurchase Program (A)	—	$—	—	$619,616	(C)
Employee Transactions (B)	186	$77.66	N/A	N/A
Total
Share Repurchase Program (A)	3,122,332	$76.06	3,122,332	$619,616	(C)
Employee Transactions (B)	8,528	$76.34	N/A	N/A

(A)
Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $7 billion of share repurchases of our common stock through June 30, 2016. The share repurchase authorization has no set expiration or termination date.

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

(C)
Does not include the second quarter of 2016 payment of $38 million associated with the May 2016 accelerated share repurchase agreement ("ASR"), which represents 15% percent of the total value of shares expected to be repurchased under the ASR in the third quarter of 2016. See Note 11 to the interim consolidated financial statements for further information regarding the ASR.

Item 6.	Exhibits

Exhibits:

10.1	Amended and Restated Employee Stock Purchase Plan (As amended effective as of May 18, 2016)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20160630.xml

101.SCH	dgx-20160630.xsd

101.CAL	dgx-20160630_cal.xml

101.DEF	dgx-20160630_def.xml

101.LAB	dgx-20160630_lab.xml

101.PRE	dgx-20160630_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
July 25, 2016
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
President and Chief Executive Officer

By	/s/ Mark J. Guinan
Mark J. Guinan
Senior Vice President and Chief Financial Officer