Form 10-Q
period 2016-09-30
QUEST DIAGNOSTICS INC
filed 2016-10-21
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
Commission file number 001-12215

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 13, 2016, there were outstanding 138,639,955 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$1,885	$1,880	$5,654	$5,644

Operating costs, expenses and other income:
Cost of services	1,157	1,162	3,456	3,507
Selling, general and administrative	409	402	1,281	1,250
Amortization of intangible assets	18	20	54	61
Gain on disposition of business	—	(334)	(118)	(334)
Other operating income, net	(21)	(1)	(20)	—
Total operating costs, expenses and other income, net	1,563	1,249	4,653	4,484

Operating income	322	631	1,001	1,160

Other income (expense):
Interest expense, net	(37)	(35)	(107)	(117)
Other income (expense), net	4	(4)	(50)	(146)
Total non-operating expenses, net	(33)	(39)	(157)	(263)

Income before income taxes and equity in earnings of equity method investees	289	592	844	897
Income tax expense	(95)	(239)	(345)	(359)
Equity in earnings of equity method investees, net of taxes	11	1	30	15
Net income	205	354	529	553
Less: Net income attributable to noncontrolling interests	13	12	39	32
Net income attributable to Quest Diagnostics	$192	$342	$490	$521

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.37	$2.37	$3.46	$3.61

Diluted	$1.34	$2.35	$3.42	$3.58

Weighted average common shares outstanding:
Basic	139	144	141	144
Diluted	142	145	143	145

Dividends per common share	$0.40	$0.38	$1.20	$1.14

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$205	$354	$529	$553

Other comprehensive (loss) income:
Currency translation	(5)	(5)	(23)	(7)
Market valuation, net of taxes	—	(2)	(1)	—
Net deferred loss on cash flow hedges, net of taxes	—	1	1	3
Other comprehensive loss	(5)	(6)	(23)	(4)

Comprehensive income	200	348	506	549
Less: Comprehensive income attributable to noncontrolling interests	13	12	39	32
Comprehensive income attributable to Quest Diagnostics	$187	$336	$467	$517

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(unaudited)
(in millions, except per share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$406	$133
Accounts receivable, net of allowance for doubtful accounts of $284 and $254 at September 30, 2016 and December 31, 2015, respectively	966	901
Inventories	82	84
Prepaid expenses and other current assets	179	207
Assets held for sale	9	176
Total current assets	1,642	1,501
Property, plant and equipment, net	952	925
Goodwill	6,000	5,905
Intangible assets, net	972	984
Investment in equity method investees	452	473
Other assets	155	174
Total assets	$10,173	$9,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,039	$1,014
Current portion of long-term debt	7	159
Total current liabilities	1,046	1,173
Long-term debt	3,815	3,492
Other liabilities	542	514
Commitments and contingencies
Redeemable noncontrolling interest	76	70
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized at both September 30, 2016 and December 31, 2015; 216 shares issued at both September 30, 2016 and December 31, 2015	2	2
Additional paid-in capital	2,526	2,481
Retained earnings	6,520	6,199
Accumulated other comprehensive loss	(61)	(38)
Treasury stock, at cost; 77 shares and 73 shares at September 30, 2016 and December 31, 2015, respectively	(4,324)	(3,960)
Total Quest Diagnostics stockholders’ equity	4,663	4,684
Noncontrolling interests	31	29
Total stockholders’ equity	4,694	4,713
Total liabilities and stockholders’ equity	$10,173	$9,962

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$529	$553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186	230
Provision for doubtful accounts	242	232
Deferred income tax provision	19	138
Stock-based compensation expense	52	39
Gain on disposition of business	(118)	(334)
Other, net	(15)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(316)	(214)
Accounts payable and accrued expenses	43	(35)
Income taxes payable	74	(15)
Termination of interest rate swap agreements	54	—
Other assets and liabilities, net	15	(41)
Net cash provided by operating activities	765	549

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(139)	(41)
Proceeds from disposition of businesses	270	—
Capital expenditures	(165)	(169)
Investment in equity method investee	—	(37)
(Increase) decrease in investments and other assets	(11)	10
Net cash used in investing activities	(45)	(237)

Cash flows from financing activities:
Proceeds from borrowings	1,869	2,214
Repayments of debt	(1,722)	(2,235)
Purchases of treasury stock	(440)	(174)
Exercise of stock options	63	58
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(10)	(6)
Dividends paid	(168)	(158)
Distributions to noncontrolling interests	(31)	(28)
Sale of noncontrolling interest in subsidiary	—	51
Payment of deferred business acquisition consideration	—	(51)
Other financing activities, net	(8)	(52)
Net cash used in financing activities	(447)	(381)

Net change in cash and cash equivalents	273	(69)
Cash and cash equivalents, beginning of period	133	192
Cash and cash equivalents, end of period	$406	$123
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(unaudited)
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2015	143	$2	$2,481	$6,199	$(38)	$(3,960)	$29	$4,713	$70
Net income				490			33	523	6
Other comprehensive loss, net of taxes					(23)			(23)
Dividends declared				(169)				(169)
Distributions to noncontrolling interests							(31)	(31)
Issuance of common stock under benefit plans	1		5			11		16
Stock-based compensation expense			49			3		52
Exercise of stock options	1		1			62		63
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)					(10)
Purchases of treasury stock	(6)					(440)		(440)
Balance, September 30, 2016	139	$2	$2,526	$6,520	$(61)	$(4,324)	$31	$4,694	$76

Balance, December 31, 2014	144	$2	$2,418	$5,723	$(27)	$(3,815)	$29	$4,330	$—
Net income				521			31	552	1
Other comprehensive loss, net of taxes					(4)			(4)
Dividends declared				(164)				(164)
Distributions to noncontrolling interests							(28)	(28)
Issuance of common stock under benefit plans	1		5			12		17
Stock-based compensation expense			37			2		39
Exercise of stock options	1					58		58
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(6)					(6)
Tax benefits associated with stock-based compensation plans			4					4
Purchases of treasury stock	(2)					(174)		(174)
Sale of redeembable noncontrolling interest			11					11	54
Adjustment to fair value				(14)				(14)	14
Balance, September 30, 2015	144	$2	$2,469	$6,066	$(31)	$(3,917)	$32	$4,621	$69

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

Property, Plant and Equipment

In connection with the Company’s annual review of the estimated useful lives of its property, plant and equipment completed during the first quarter of 2016, the Company revised the estimated useful lives of certain classes of its property, plant and equipment. In order to better reflect the Company's current expectations regarding the use of its assets, the recent operational improvements from its Invigorate program and considering historical and other data, the Company revised the estimated useful lives of its laboratory equipment from a range of five to seven years to a range of seven to ten years, furniture and fixtures from a range of three to seven years to a range of five to twelve years and computer software obtained for internal use from three years to five years. The change in estimated useful lives was accounted for prospectively as a change in accounting estimate effective in the first quarter of 2016. The impact of this change for the three months ended September 30, 2016, was a decrease in depreciation expense and an increase in operating income of $9 million and an increase in net income of $6 million, or $0.04 per share on a basic and diluted basis. The impact of this change for the nine months ended September 30, 2016, was a decrease in depreciation expense and an increase in operating income of $29 million and an increase in net income of $18 million, or $0.12 per share on a basic and diluted basis. The full year impact for 2016 is expected to be a decrease in depreciation expense and an increase in operating income of approximately $36 million and an increase in net income of approximately $22 million, or $0.16 per share on a basic and diluted basis.

New Accounting Pronouncements

New Accounting Standards To Be Adopted

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

In August 2016, the FASB issued an ASU that clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for the Company in the first quarter of 2018 with early adoption permitted and must be applied retrospectively to all periods presented. The Company is currently assessing the impact of the adoption of this ASU on the presentation and classification of the Company’s cash flows.

Adoption of New Accounting Standards

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

In March 2016, the FASB issued an ASU that simplifies several aspects of the accounting for stock-based compensation award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. In the second quarter of 2016, the Company elected to early adopt this standard, effective January 1, 2016. As a result:

•
Excess income tax benefits and deficiencies from stock-based compensation arrangements are recognized as a discrete item within income tax expense, rather than additional paid-in capital. The adoption of this provision, which was done on a prospective basis, resulted in the classification of $3 million and $7 million of tax benefits in income tax expense for the three and nine months ended September 30, 2016, respectively. In addition, excess income tax benefits and deficiencies are no longer considered when applying the treasury stock method for computing the effect of dilutive securities, which resulted in an increase in the effect of the dilutive securities for both the three and nine months ended September 30, 2016.

•
Excess income tax benefits from stock-based compensation arrangements are classified as an operating activity and cash paid for employee payroll tax withholdings by directly withholding shares are classified as a financing activity in the consolidated statements of cash flows. The adoption of these provisions, which was done on a retrospective basis, resulted in the reclassification of $4 million of excess tax benefits related to the settlement of stock-based compensation awards from financing to operating activities and $6 million of taxes paid related to employee payroll tax withholdings on stock issued under stock-based compensation plans from operating to financing activities for the nine months ended September 30, 2015.

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

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amounts attributable to Quest Diagnostics’ stockholders:
Net income attributable to Quest Diagnostics	$192	$342	$490	$521
Less: Earnings allocated to participating securities	2	2	3	3
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$190	$340	$487	$518

Weighted average common shares outstanding – basic	139	144	141	144
Effect of dilutive securities:
Stock options and performance share units	3	1	2	1
Weighted average common shares outstanding – diluted	142	145	143	145

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.37	$2.37	$3.46	$3.61

Diluted	$1.34	$2.35	$3.42	$3.58

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options and performance share units	—	2	1	2

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

Restructuring Charges

The following table provides a summary of the Company's pre-tax restructuring charges for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee separation costs	$1	$14	$7	$35
Facility-related costs	2	1	2	1
Total restructuring charges	$3	$15	$9	$36

The restructuring charges incurred for the three and nine months ended September 30, 2016 are primarily associated with various workforce reduction initiatives as the Company continues to simplify and restructure its organization. Of the total restructuring charges incurred during the three months ended September 30, 2016, $1 million and $2 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the nine months ended September 30, 2016, $4 million and $5 million were recored in cost of services and selling, general and administrative expenses, respectively.

The restructuring charges incurred for the three and nine months ended September 30, 2015 are primarily associated with various workforce reduction initiatives as the Company continues to simplify and restructure its organization. Of the total restructuring charges incurred during the three months ended September 30, 2015, $12 million and $3 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the nine months ended September 30, 2015, $29 million and $7 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Charges for all periods presented were primarily recorded in the Company's DIS business.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The restructuring liability as of September 30, 2016 and December 31, 2015, which is included in accounts payable and accrued expenses, was $10 million and $19 million, respectively.

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

6.     DISPOSITION

Sale of Focus Diagnostics Products

On March 29, 2016, the Company entered into a definitive agreement to sell the assets of its non-core Focus Diagnostics products business ("Focus Diagnostics") to DiaSorin S.p.A. ("DiaSorin"). On May 13, 2016, the Company completed the sale of Focus Diagnostics for $300 million in cash, or $293 million net of transaction costs and working capital adjustments, which includes $25 million of proceeds held in escrow. For the nine months ended September 30, 2016, the Company recorded a $118 million pre-tax gain on disposition of business. The Company also recorded income tax expense of $84 million, consisting of $91 million of current income tax expense and a deferred income tax benefit of $7 million. The income tax expense resulted in an effective tax rate of 71.4%, which was significantly in excess of the statutory tax rate primarily due to a lower tax basis in the assets sold, specifically the goodwill associated with the disposition. Of the $91 million of current income tax expense, $68 million was paid in the third quarter of 2016 and $23 million was included in accounts payable and accrued expenses as of September 30, 2016 and is expected to be paid in the fourth quarter of 2016.

The assets disposed of consisted of $113 million of goodwill, $30 million of intangible assets, with the remaining $38 million consisting of accounts receivable, inventories and property, plant and equipment. In addition, the disposition included liabilities of $6 million. As of December 31, 2015, the assets to be disposed of as part of the transaction primarily consisted of $113 million of goodwill, with the remainder consisting of property, plant and equipment, inventories and intangible assets, which were classified and included in current assets held for sale.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

7.     FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2016	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$50	$50	$—	$—
Cash surrender value of life insurance policies	31	—	31	—
Available-for-sale equity securities	4	4	—	—
Total	$85	$54	$31	$—

Liabilities:
Deferred compensation liabilities	$89	$—	$89	$—
Interest rate swaps	5	—	5	—
Contingent consideration	3	—	—	3
Total	$97	$—	$94	$3

		Basis of Fair Value Measurements
December 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$49	$49	$—	$—
Cash surrender value of life insurance policies	29	—	29	—
Interest rate swaps	23	—	23	—
Available-for-sale equity securities	6	6	—	—
Total	$107	$55	$52	$—

Liabilities:
Deferred compensation liabilities	$85	$—	$85	$—
Interest rate swaps	6	—	6	—
Contingent consideration	3	—	—	3
Total	$94	$—	$91	$3

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

The fair value measurements of the Company's interest rate swaps classified within Level 2 of the fair value hierarchy are model-derived valuations as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions.

Investment in available-for-sale equity securities represents an investment in registered shares of a publicly-held company. The Company's investment in available-for-sale equity securities is classified within Level 1 of the fair value hierarchy because the fair value is obtained from quoted prices in an active market.

In April 2014, and as further detailed in Note 5 to the consolidated financial statements in the Company's 2015 Annual Report on Form 10-K, the Company completed the acquisitions of Summit Health, Inc. ("Summit Health") and Steward Health Care Systems, LLC's laboratory outreach business ("Steward"). In connection with the acquisitions, the Company initially recorded an aggregate contingent consideration liability of $26 million. The contingent consideration liability was classified within Level 3 measured at fair value using a probability weighted and discounted cash flow method. These measurements are based on externally obtained inputs and management's probability assessments of the occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligations, as well as the likelihood of achieving financial targets. The initial probability estimate of the occurrence of such triggering events associated with the amounts the Company could be obligated to pay in future periods for both Summit Health and Steward was between 5% and 95%. The probability-weighted cash flows were then discounted using a discount rate of 1.5% to 2.8%. Based on actual 2015 results for Summit Health compared to the earn-out target included in the contingent consideration arrangement, no payment was required. Therefore, the fair value of the contingent consideration accrual associated with Summit Health was reduced to $0 in the second quarter of 2015, which resulted in a $13 million gain included in other operating income, net for the nine months ended September 30, 2015. The remaining contingent consideration associated with Steward is projected to be paid out in three equal annual installments, with a maximum payout of $4 million.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At September 30, 2016 and December 31, 2015, the fair value of the Company’s debt was estimated at $4.1 billion and $3.7 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

8.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the nine months ended September 30, 2016 and for the year ended December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Balance, beginning of period	$5,905	$6,032
Goodwill acquired during the period	95	33
Reclassification to assets held for sale	—	(160)
Balance, end of period	$6,000	$5,905

Principally all of the Company’s goodwill as of September 30, 2016 and December 31, 2015 is associated with its DIS business.

For the nine months ended September 30, 2016, goodwill acquired during the period was principally associated with the CLP acquisition (see Note 5). For the year ended December 31, 2015, goodwill acquired was principally associated with the acquisition of MemorialCare Health System's laboratory outreach business and the acquisition of the business assets of Superior Mobile Medics, Inc. The reclassification to assets held for sale was principally associated with the contribution of the Company's clinical trials testing business to the Q2 Solutions joint venture and the sale of Focus Diagnostics (see Note 6).

Intangible assets at September 30, 2016 and December 31, 2015 consisted of the following:

	Weighted Average Amortization Period (in years)	September 30, 2016			December 31, 2015
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	18	$978	$(336)	$642	$936	$(296)	$640
Non-compete agreements	6	6	(4)	2	6	(3)	3
Technology	18	93	(39)	54	93	(35)	58
Other	9	106	(68)	38	106	(59)	47
Total	18	1,183	(447)	736	1,141	(393)	748

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$1,419	$(447)	$972	$1,377	$(393)	$984

Amortization expense related to intangible assets was $18 million and $20 million for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, amortization expense related to intangible assets was $54 million and $61 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2016 is as follows:

Year Ending December 31,
Remainder of 2016	$18
2017	69
2018	65
2019	65
2020	65
2021	58
Thereafter	396
Total	$736

9.    DEBT

Long-Term Debt

Long-term debt at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015

3.20% Senior Notes due April 2016	$—	$150
2.70% Senior Notes due April 2019	300	300
4.75% Senior Notes due January 2020	523	522
2.50% Senior Notes due March 2020	299	299
4.70% Senior Notes due April 2021	564	554
4.25% Senior Notes due April 2024	323	313
3.50% Senior Notes due March 2025	608	601
3.45% Senior Notes due June 2026	497	—
6.95% Senior Notes due July 2037	174	247
5.75% Senior Notes due January 2040	244	368
4.70% Senior Notes due March 2045	300	300
Other	15	22
Debt issuance costs	(25)	(25)
Total long-term debt	3,822	3,651
Less: Current portion of long-term debt	7	159
Total long-term debt, net of current portion	$3,815	$3,492

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

For the nine months ended September 30, 2016 and 2015, the Company recorded a loss on retirement of debt, principally comprised of premiums paid, of $48 million and $144 million, respectively, in other income (expense), net.

Maturities of Long-Term Debt

As of September 30, 2016, long-term debt matures as follows:

Year Ending December 31,
Remainder of 2016	$2
2017	6
2018	4
2019	302
2020	801
2021	550
Thereafter	2,125
Total maturities of long-term debt	3,790
Unamortized discount	(13)
Debt issuance costs	(25)
Fair value basis adjustments attributable to hedged debt	70
Total long-term debt	3,822
Less: Current portion of long-term debt	7
Total long-term debt, net of current portion	$3,815

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

The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges as of September 30, 2016 and December 31, 2015 was $11 million and $12 million, respectively. The loss recognized on the Company's cash flow hedges for the three and nine months ended September 30, 2016 and 2015, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $3 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. A summary of the notional amounts of these interest rate swaps as of September 30, 2016 and December 31, 2015 is as follows:

		Notional Amount
Debt Instrument	Floating Rate Paid by the Company as of September 30, 2016	September 30, 2016	December 31, 2015

4.75% Senior Notes due January 2020		$—	$350
4.70% Senior Notes due April 2021		—	400
4.25% Senior Notes due April 2024	One-month LIBOR plus a 3.02% spread	250	250
3.50% Senior Notes due March 2025	One-month LIBOR plus a 2.24% to 2.28% spread	600	200
3.45% Senior Notes due June 2026	One-month LIBOR plus a 2.15% spread	350	—
		$1,200	$1,200

As of December 31, 2015, the Company had entered into various fixed-to-variable interest rate swap agreements with an aggregate notional amount of $1.2 billion and variable interest rates ranging from one-month LIBOR plus 1.4% to one-month LIBOR plus 3.6%. In July 2016, the Company terminated those interest rate swaps agreements. As a result of the termination, the Company received proceeds of $60 million, which included $6 million of accrued interest. The remaining basis adjustment on the respective debt obligation of $54 million will be amortized as a reduction of interest expense over the remaining terms of the hedged debt instrument. Immediately after the termination of these interest rate swaps, the Company entered into new fixed-to-variable interest rate swap agreements, which are reflected in the table above.

Since inception, the fair value hedges have been effective or highly effective; therefore, there is no impact on earnings for the three and nine months ended September 30, 2016 and 2015 as a result of hedge ineffectiveness.

Interest Rate Derivatives - Economic Hedges

In March 2016, in connection with the retirement of debt discussed in Note 9, the Company entered into reverse interest rate lock agreements with several financial institutions which were not designated for hedge accounting. The Company entered into these agreements to hedge the variability in cash flows associated with $75 million of the $200 million principal amount of debt that was retired in the first quarter of 2016. These agreements were settled during the first quarter of 2016 resulting in a gain of $1 million which was recognized in other income (expense), net.
In March 2015, in connection with the 2015 retirement of debt discussed in Note 9, the Company entered into reverse interest rate lock agreements with several financial institutions which were not designated for hedge accounting. The Company entered into these agreements to hedge the variability in cash flows associated with $280 million of the $1.3 billion principal amount of debt that was retired in the first and second quarters of 2015. These agreements were settled during the first and second quarters of 2015, resulting in a gain of $3 million which was recognized in other income (expense), net.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	September 30, 2016		December 31, 2015
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps		$—	Other assets	$23

Liability Derivatives:
Interest rate swaps	Other liabilities	5	Other liabilities	6

Total Net Derivatives (Liabilities) Assets		$(5)		$17

A full description regarding the Company's use of derivative financial instruments is contained in Note 14 to the consolidated financial statements in the Company's 2015 Annual Report on Form 10-K.

11.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Stockholders' Equity

Components of Comprehensive Income

The market value adjustments represent unrealized holding gains (losses) on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges represents deferred losses, net of taxes on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 10). For the three and nine months ended September 30, 2016 and 2015, the tax effects related to the market valuation adjustments and deferred losses were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

Dividend Program

During each of the quarters of 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.40 per common share. During each of the quarters of 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.38 per common share.

Share Repurchase Program

As of September 30, 2016, $532 million remained available under the Company’s share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the nine months ended September 30, 2016, the Company repurchased 5.7 million shares of its common stock for $440 million, which includes 3.1 million shares repurchased under an accelerated share repurchase agreement ("ASR") as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

In May 2016, the Company entered into an ASR with a financial institution to repurchase $250 million of the Company's common stock as part of the Company's share repurchase program. The ASR was structured as a combination of two transactions: (1) a treasury stock repurchase; and (2) a forward contract, which permitted the Company to purchase shares immediately with the final purchase price of those shares determined by the volume weighted average price of the Company's common stock during the repurchase period, less a fixed discount. Under the ASR, the Company paid $250 million to the financial institution and received 3.1 million shares of common stock, resulting in a final price per share of $81.04. The Company initially received 2.8 million shares of its common stock during the second quarter of 2016 and received an additional 0.3 million shares upon completion of the ASR during the third quarter of 2016. As of June 30, 2016, the Company recorded this transaction as an increase to treasury stock for $212 million, and recorded the remaining $38 million as a decrease to additional paid-in capital. Upon completion of the ASR in the third quarter of 2016, the Company reclassified the $38 million to treasury stock from additional paid-in capital.

For the nine months ended September 30, 2015, the Company repurchased 2.4 million shares of its common stock for $174 million.

Shares Reissued from Treasury Stock

For the nine months ended September 30, 2016 and 2015, the Company reissued 1.4 million shares and 1.3 million shares, respectively, from treasury stock for employee benefit plans.

Redeemable Noncontrolling Interest

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. In 2015, the Company received consideration of $68 million. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. The Company will record changes in the fair value of the noncontrolling interest immediately as they occur. As of September 30, 2016, the redeemable noncontrolling interest was presented at its fair value.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

12.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow and other data for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation expense	$45	$57	$132	$169
Amortization expense	18	20	54	61
Depreciation and amortization expense	$63	$77	$186	$230

Interest expense	$(37)	$(35)	$(108)	$(118)
Interest income	—	—	1	1
Interest expense, net	$(37)	$(35)	$(107)	$(117)

Interest paid	$41	$52	$116	$151
Income taxes paid	$141	$140	$262	$249

Assets acquired under capital leases	$—	$—	$—	$2
Accounts payable associated with capital expenditures	$11	$11	$11	$11
Dividends payable	$56	$55	$56	$55

Businesses acquired:
Fair value of assets acquired	$4	$35	$139	$37
Fair value of liabilities assumed	—	—	—	—
Fair value of net assets acquired	4	35	139	37
Merger consideration paid (payable), net	—	—	—	4
Cash paid for business acquisitions	4	35	139	41
Less: Cash acquired	—	—	—	—
Business acquisitions, net of cash acquired	$4	$35	$139	$41

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

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $68 million in letters of credit under the secured receivables credit facility were outstanding at September 30, 2016. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Billing and Collection Agreement

In September 2016, the Company entered into a ten year agreement with a third party to outsource its billing and collection function. Services under the agreement commence during the fourth quarter of 2016. The agreement includes an annual fee, which is subject to adjustment based on certain changes in the Company's requisition volume and the achievement of various performance metrics.

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

In June 2010, the Company received a subpoena from the Florida Attorney General's Office seeking documents relating to the Company's pricing and billing practices as they relate to Florida’s Medicaid program. The Company cooperated with the requests. In November 2013, the State of Florida intervened as a plaintiff in a civil lawsuit, Florida ex rel. Hunter Laboratories LLC v. Quest Diagnostics Incorporated, et al., filed in Florida Circuit Court. The suit, originally filed by a competitor laboratory, alleges that the Company overcharged Florida’s Medicaid program. The Company's motion to dismiss the state's amended complaint was denied. The Company has filed a motion for summary judgment.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of September 30, 2016, the Company does not believe that material losses related to the legal matters described above are probable. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the legal matters described above for which an accrual has not been recorded, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

Reserves for Legal Matters

Reserves for legal matters, other than those described above, totaled $3 million and $9 million as of September 30, 2016 and December 31, 2015, respectively.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $119 million and $124 million as of September 30, 2016 and December 31, 2015, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

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

As of September 30, 2016, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The following table is a summary of segment information for the three and nine months ended September 30, 2016 and 2015. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets, other operating income and expenses net of certain general corporate activity costs that are allocated to the DIS and DS businesses and the gains on disposition of businesses associated with the sale of Focus Diagnostics (see Note 6) and the contribution of the Company's clinical trials testing business to the Q2 Solutions joint venture in the third quarter of 2015. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the consolidated financial statements contained in the Company’s 2015 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues:
DIS business	$1,800	$1,764	$5,365	$5,227
All other operating segments	85	116	289	417
Total net revenues	$1,885	$1,880	$5,654	$5,644

Operating earnings (loss):
DIS business	$329	$294	$935	$838
All other operating segments	12	30	50	86
General corporate activities	(19)	307	16	236
Total operating income	322	631	1,001	1,160
Non-operating expenses, net	(33)	(39)	(157)	(263)
Income before income taxes and equity in earnings of equity method investees	289	592	844	897
Income tax expense	(95)	(239)	(345)	(359)
Equity in earnings of equity method investees, net of taxes	11	1	30	15
Net income	205	354	529	553
Less: Net income attributable to noncontrolling interests	13	12	39	32
Net income attributable to Quest Diagnostics	$192	$342	$490	$521

15.    RELATED PARTIES

The Company's equity method investees primarily consist of its clinical trials central laboratory services joint venture and its diagnostic information services joint ventures, which are accounted for under the equity method of accounting. During each of the three months ended September 30, 2016 and 2015, the Company recognized net revenues of $8 million associated with diagnostic information services provided to its equity method investees. During the nine months ended September 30, 2016 and 2015, the Company recognized net revenues of $24 million and $23 million, respectively, associated with such services. As of September 30, 2016 and December 31, 2015, there was $9 million and $5 million, respectively, of accounts receivable from equity method investees related to such services.

During the three months ended September 30, 2016 and 2015, the Company recognized income of $4 million and $14 million, respectively, associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. During the nine months ended September 30, 2016 and 2015, the Company recognized income of $13 million and $17 million, respectively, associated with the performance of such services classified within selling, general and administrative expenses. As of September 30, 2016 and December 31, 2015, there was $15 million and $32 million, respectively, of other receivables from equity method investees included in prepaid expenses and other current assets related to these service agreements and other transition related items. In addition,

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

accounts payable and accrued expenses as of September 30, 2016 and December 31, 2015 included $12 million and $9 million, respectively, due to equity method investees.

16.    TAXES ON INCOME

For the three months ended September 30, 2016, the effective tax rate was impacted by a non-taxable gain on an escrow recovery associated with an acquisition and other discrete tax benefits. The effective tax rate for the three months ended September 30, 2015 was impacted by the higher tax rate associated with the $334 million gain on disposition of business as a result of the Company's contribution of its clinical trials testing business to Q2 Solutions, the clinical trials joint venture with Quintiles Transnational Holdings Inc. ("Clinical Trials Contribution"), and other discrete tax benefits. In connection with the Clinical Trials Contribution, the Company recorded a $145 million deferred income tax liability. For details regarding the Company's 2015 dispositions, see Note 6 to the consolidated financial statements in the Company's 2015 Annual Report on Form 10-K.

For the nine months ended September 30, 2016, the effective tax rate was impacted by the higher tax rate associated with the sale of Focus Diagnostics (see Note 6), partially offset by a non-taxable gain on an escrow recovery associated with an acquisition and other discrete tax benefits. The effective tax rate for the nine months ended September 30, 2015 was impacted by the higher tax rate associated with the Clinical Trials Contribution and other discrete tax benefits.

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

Third Quarter Highlights

Highlights of our results of operations for the third quarter of 2016 are as follows:

•
Our total net revenues of $1.89 billion were 0.3% above the prior year period. The Focus Sale and winding down of our Celera products business ("Celera Products") negatively impacted revenue growth by 1.8%.

•
DIS revenues of $1.8 billion increased by 2.1% compared to the prior year period. DIS volume, measured by the number of requisitions, increased 2.0% compared to the prior year period. Revenue per requisition was flat compared to the prior year period.

•	DS revenues of $85 million were 27.1% below the prior year period due to the Focus Sale and winding down of Celera Products.

•	Net income attributable to Quest Diagnostics' stockholders was $192 million, or $1.34 per diluted share.

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

Five-point Strategy

Our five-point strategy is described in detail in "Item 1. Business" in our 2015 Annual Report on Form 10-K. During the nine months ended September 30, 2016, we continued to make progress on the execution of our five-point strategy as follows:

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

Sale of Focus Diagnostics Products

In March 2016, we signed a definitive agreement to sell the assets of our non-core Focus Diagnostics products business ("Focus Diagnostics") to DiaSorin S.p.A. On May 13, 2016, we completed the sale of Focus Diagnostics for $300 million in cash, or $293 million net of transaction costs and working capital adjustments, which includes $25 million of proceeds held in escrow. For the nine months ended September 30, 2016, we recorded a $118 million pre-tax gain on disposition of business. We also recorded income tax expense of $84 million, consisting of $91 million of current income tax expense and a deferred income tax benefit of $7 million.

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

Accelerated Share Repurchase Agreement ("ASR")

In May 2016, we entered into an ASR with a financial institution to repurchase $250 million of our common stock as part of our share repurchase program. Under the ASR, we paid $250 million to the financial institution and received 3.1 million shares of our common stock, resulting in a final price per share of $81.04. We initially received 2.8 million shares of our common stock during the second quarter of 2016 and received an additional 0.3 million shares upon completion of the ASR during the third quarter of 2016.

For further details regarding the ASR and repurchases of our common stock, see Note 11 to the interim unaudited consolidated financial statements and "Liquidity and Capital Resources: Share Repurchases".

Retirement of Debt

In March 2016, we completed a cash tender offer ("2016 Tender Offer") to purchase up to $200 million aggregate principal amount of our 6.95% Senior Notes due July 2037 ("Senior Notes due 2037") and 5.75% Senior Notes due January 2040 ("Senior Notes due 2040"). We purchased $73 million of our Senior Notes due 2037 and $127 million of our Senior Notes due 2040 using a combination of cash on-hand and borrowing under our secured receivables credit facility. The retirement of debt is expected to reduce future interest expense. In connection with this transaction, we recorded a pre-tax loss on retirement of debt of $48 million, principally comprised of premiums paid, for the nine months ended September 30, 2016.

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

In January 2015, we adopted a course of action related to this multi-year program. We developed a high-level estimate of the total pre-tax charges expected to be incurred in 2015 through 2017 in connection with the course of action for the program: $300 million. During 2015, we incurred $89 million of charges in connection with the course of action. In February 2016, we developed high-level estimates of the pre-tax charges expected to be incurred in connection with the course of action for 2016 totaling $80 million to $100 million, consisting of up to $10 million of employee separation costs and $80 million to $90 million of systems conversion and integration costs. During the third quarter of 2016, we updated our estimates of the pre-tax charges expected to be incurred in connection with the course of action for 2016 to $50 million to $65 million, consisting of $10 to $15 million of employee separation costs and $40 million to $50 million of systems conversion and integration costs. For the nine months ended September 30, 2016, we incurred $43 million in connection with the course of action. As detailed plans to implement the course of action are approved and executed, it will result in charges to earnings. Principally all of the total estimated pre-tax charges expected to be incurred in 2016 are anticipated to result in cash expenditures. The actual charges incurred in connection with the course of action in 2016 could be materially different from these estimates.

From 2012 through 2014, the cumulative charges incurred in connection with the Invigorate program were $266 million, including $178 million of cumulative pre-tax employee separation costs and other restructuring related costs. From the beginning of 2015 through September 30, 2016, the cumulative charges incurred in connection with the Invigorate program were $132 million, including approximately $48 million of cumulative pre-tax employee separation costs and other restructuring related costs.

For further details of the Invigorate program and associated costs, see Note 4 to the interim unaudited consolidated financial statements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2015 Annual Report on Form 10-K.

Results of Operations

The following tables sets forth certain results of operations data for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	% Increase (Decrease)	2016	2015	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions)
Net revenues:
DIS business	$1,800	$1,764	$36	2.1%	$5,365	$5,227	$138	2.7%
DS businesses	85	116	(31)	(27.1)	289	417	(128)	(30.7)
Total net revenues	$1,885	$1,880	$5	0.3%	$5,654	$5,644	$10	0.2%

Operating costs, expenses and other income:
Cost of services	$1,157	$1,162	$(5)	(0.5)%	$3,456	$3,507	$(51)	(1.5)%
Selling, general and administrative	409	402	7	1.8	1,281	1,250	31	2.5
Amortization of intangible assets	18	20	(2)	(11.2)	54	61	(7)	(11.6)
Gain on disposition of business	—	(334)	(334)	NM	(118)	(334)	(216)	NM
Other operating income, net	(21)	(1)	20	NM	(20)	—	20	NM
Total operating costs, expenses and other income, net	$1,563	$1,249	$314	25.1%	$4,653	$4,484	$169	3.8%

Operating income	$322	$631	$(309)	(48.9)%	$1,001	$1,160	$(159)	(13.6)%

NM - Not Meaningful

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	% Increase (Decrease)	2016	2015	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions, except per share amounts)
Other income (expense):
Interest expense, net	$(37)	$(35)	$2	4.4%	$(107)	$(117)	$(10)	(8.9)%
Other income (expense), net	4	(4)	8	NM	(50)	(146)	(96)	NM
Total non-operating expenses, net	$(33)	$(39)	$(6)	(13.3)%	$(157)	$(263)	$(106)	(40.0)%

Income tax expense	$(95)	$(239)	$(144)	(60.1)%	$(345)	$(359)	$(14)	(3.8)%
Effective income tax rate	33.1%	40.4%	(7.3)%	NM	40.9%	40.0%	0.9%	NM

Equity in earnings of equity method investees, net of taxes	$11	$1	$10	NM	$30	$15	$15	95.0%

Net income attributable to Quest Diagnostics	$192	$342	$(150)	(44.0)%	$490	$521	$(31)	(6.1)%

Diluted earnings per common share attributable to Quest Diagnostics’ common stockholders	$1.34	$2.35	$(1.01)	(43.0)%	$3.42	$3.58	$(0.16)	(4.5)%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues:
DIS business	95.5%	93.8%	94.9%	92.6%
DS businesses	4.5	6.2	5.1	7.4
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs, expenses and other income:
Cost of services	61.4%	61.8%	61.1%	62.1%
Selling, general and administrative	21.7	21.4	22.7	22.2
Amortization of intangible assets	0.9	1.1	0.9	1.1
Gain on disposition of business	—	(17.8)	(2.1)	(5.9)
Other operating income, net	(1.1)	(0.1)	(0.3)	—
Total operating costs, expenses and other income, net	82.9%	66.4%	82.3%	79.5%

Operating income	17.1%	33.6%	17.7%	20.5%

Bad debt expense	4.0%	3.9%	4.3%	4.1%

Operating Results

Results for the three months ended September 30, 2016 were affected by certain items that on a combined basis benefited diluted earnings per share by $0.07 as follows:

•
pre-tax charges of $18 million ($8 million in cost of services and $10 million in selling, general and administrative expenses), or $0.08 per diluted share, primarily associated with systems conversions and integration costs in connection with further restructuring and integrating our business; and

•	net pre-tax gain of $20 million in other operating income, net, or $0.15 per diluted share, primarily a result of a gain on an escrow recovery associated with an acquisition.

Results for the nine months ended September 30, 2016 were affected by certain items that on a combined basis reduced diluted earnings per share by $0.13 as follows:

•	pre-tax gain of $118 million, or $0.24 per diluted share, related to the Focus Sale recorded in gain on disposition of business;

•
pre-tax charges of $58 million ($25 million in cost of services, $30 million in selling, general and administrative expenses and $3 million in equity in earnings of equity method investees, net of taxes), or $0.25 per diluted share, primarily associated with systems conversions and integration costs in connection with further restructuring and integrating our business;

•	pre-tax charges of $48 million, or $0.21 per diluted share, related to the 2016 Tender Offer recorded in other income (expense), net; and

•
net pre-tax gain of $6 million (costs of $6 million in selling, general and administrative expenses, net gain of $19 million in other operating income, net and costs of $7 million in other income (expense), net), or $0.09 per diluted share, primarily a result of a gain on an escrow recovery associated with an acquisition, partially offset by costs associated with winding down subsidiaries, non-cash asset impairment charges and costs incurred related to certain legal matters.

Results for the three months ended September 30, 2015 were affected by certain items that on a combined basis benefited diluted earnings per share by $1.17 as follows:

•	pre-tax gain of $334 million, or $1.30 per diluted share, related to the Clinical Trials Contribution recorded in gain on disposition of business.

•
pre-tax charges of $34 million ($20 million in cost of services, $9 million in selling, general and administrative expenses and $5 million in equity in earnings of equity method investees, net of taxes), or $0.14 per diluted share, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business;

•	net pre-tax gain of $1 million recorded in other operating income, net; and

•	income tax benefit of $2 million, or $0.01 per diluted share, related to the March 2015 cash tender offer and April 2015 redemption.

Results for the nine months ended September 30, 2015 were affected by certain items that on a combined basis benefited diluted earnings per share by $0.27 as follows:

•	pre-tax gain of $334 million, or $1.30 per diluted share, related to the Clinical Trials Contribution recorded in gain on disposition of business.

•
pre-tax charges of $150 million ($6 million in interest expense, net and $144 million in other income (expense), net), or $0.63 per diluted share, related to the loss on retirement of debt and related refinancing charges in connection with the: March 2015 cash tender offer ("2015 Tender Offer"), in which we purchased $250 million aggregate principal amount of our Senior Notes due 2037 and Senior Notes due 2040; and the April 2015 redemption ("2015 Redemption"), in which we redeemed all of our $500 million Senior Notes due November 2015, $150 million, or 50%, of our Senior Notes due April 2016 and all of our $375 million Senior Notes due July 2017;

•
pre-tax charges of $88 million ($51 million in cost of services, $32 million in selling, general and administrative expenses and $5 million in equity in earnings of equity method investees, net of taxes), or $0.37 per diluted share, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business; and

•
net pre-tax charges of $6 million (costs of $7 million in selling, general and administrative expenses and a gain of $1 million in other operating income, net), or $0.03 per diluted share, primarily associated with non-

cash asset impairment charges associated with Celera Products and costs incurred related to certain legal matters, partially offset by a gain of $13 million associated with a decrease in the fair value of the contingent consideration accrual associated with our Summit Health, Inc. ("Summit Health") acquisition.

Net Revenues

Net revenues for the three months ended September 30, 2016 increased by 0.3% compared to the prior year period. The Focus Sale and winding down of Celera Products negatively impacted revenue growth by 1.8%.

DIS revenues for the three months ended September 30, 2016 increased by 2.1% compared to the prior year period. Our performance reflects expanding hospital system relationships. Organic growth and acquisitions contributed approximately 1.0% and 1.1%, respectively, to DIS revenue growth. DIS volume, measured by the number of requisitions, increased 2.0%, with organic growth and acquisitions each contributing approximately 1.0% to DIS volume growth. Revenue per requisition was flat compared to the prior year period. Revenue per requisition benefited from favorable test mix, which was essentially offset by unit pricing pressure of approximately 0.5% and lower revenue per requisition associated with our professional lab services engagements.

For the three months ended September 30, 2016, combined revenues in our DS businesses decreased by 27.1% compared to the prior year period due to the Focus Sale and winding down of Celera Products.

Net revenues for the nine months ended September 30, 2016 increased by 0.2% compared to the prior year period. The Clinical Trials Contribution, Focus Sale and winding down of Celera Products negatively impacted revenue growth by 2.6%.

DIS revenues for the nine months ended September 30, 2016 increased by 2.7% compared to the prior year period. Our performance reflects continued focus on advanced testing solutions and expanding hospital system relationships. Organic growth and acquisitions contributed approximately 2.0% and 0.7%, respectively, to DIS revenue growth. DIS volume, measured by the number of requisitions, increased 2.2%, with organic growth contributing approximately 1.4% to DIS volume growth. Acquisitions contributed approximately 0.8% to DIS volume growth. Revenue per requisition increased 0.4% compared to the prior year period. Revenue per requisition benefited from favorable test mix, which was partially offset by pricing pressure of less than 1% and lower revenue per requisition associated with our professional lab services engagements.

For the nine months ended September 30, 2016, combined revenues in our DS businesses decreased by 30.7% compared to the prior year period due to the Clinical Trials Contribution, Focus Sale and winding down of Celera Products.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

Cost of services decreased $5 million for the three months ended September 30, 2016 compared to the prior year period. The decrease was primarily driven by lower costs as a result of the Focus Sale and winding down of Celera Products, net cost reductions under the Invigorate program, lower restructuring and integration charges and lower depreciation expense, partially offset by higher compensation and benefits and higher costs related to our recent acquisitions.

Cost of services decreased $51 million for the nine months ended September 30, 2016 compared to the prior year period. The decrease was primarily driven by lower costs as a result of the Clinical Trials Contribution, Focus Sale and winding down of Celera Products, net cost reductions under the Invigorate program, lower restructuring and integration charges and lower depreciation expense, partially offset by higher compensation and benefits and higher costs related to our recent acquisitions.

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

SG&A for the three months months ended September 30, 2016 increased $7 million compared to the prior year period. The increases in SG&A were primarily driven by higher compensation and benefits, partially offset by lower costs as a result of the Focus Sale and winding down of Celera Products, net cost reductions under the Invigorate program and lower depreciation expense.

SG&A for the nine months months ended September 30, 2016 increased $31 million compared to the prior year period. The increases in SG&A were primarily driven by higher compensation and benefits and higher bad debt expense, partially offset by lower costs as a result of the Clinical Trials Contribution, Focus Sale and winding down of Celera Products, net cost reductions under the Invigorate program and lower depreciation expense.

The increase in bad debt expense as a percentage of net revenues for the nine months ended September 30, 2016, compared to the prior year period, was primarily a result of our recent dispositions which had lower bad debt rates than our DIS business and increased patient responsibility associated with coinsurance and deductible requirements.

Gain on Disposition of Business

For the nine months ended September 30, 2016, the gain on disposition of business was a result of the Focus Sale. The gain on disposition of business for the three and nine months ended September 30, 2015 was a result of the Clinical Trials Contribution.

Other Operating Income, net

Other operating income, net includes miscellaneous income and expense items related to operating activities.

For the three and nine months ended September 30, 2016, other operating income, net principally consists of a gain on an escrow recovery associated with an acquisition.

For the nine months ended September 30, 2015, other operating income, net includes non-cash asset impairment charges primarily associated with Celera Products, essentially offset by a gain of $13 million associated with a decrease in the fair value of the contingent consideration accrual associated with our Summit Health acquisition.

Interest Expense, net

For the three months ended September 30, 2016, interest expense, net increased by $2 million compared to the prior year period. Interest expense, net for the nine months ended September 30, 2016 decreased by $10 million, compared to the prior year period, primarily a result of lower interest rates as a result of the debt refinancing in 2015 and to a lesser extent the 2016 refinancing.

Other Income (Expense), net

Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments, other non-operating assets and early retirement of debt.

For the nine months ended September 30, 2016, other income (expense), net includes the loss on retirement of debt of $48 million associated with the 2016 Tender Offer and non-cash asset impairment charges associated with certain investments of $7 million.

For the nine months ended September 30, 2015, other income (expense), net includes the loss on retirement of debt of $144 million associated with the 2015 Tender Offer and 2015 Redemption.

    Income Tax Expense

The $144 million decrease in income tax expense for the three months ended September 30, 2016, compared to the prior year period, was primarily a result of $145 million of deferred income tax expense associated with the gain on the Clinical Trials Contribution in the prior year period.

The decrease in the effective tax rate for the three months ended September 30, 2016, compared to the prior year period, was primarily a result of the higher tax rate associated with the Clinical Trials Contribution in the prior year period, a non-taxable gain on an escrow recovery in the third quarter of 2016 associated with an acquisition and other discrete tax benefits.

Income tax expense for the nine months ended September 30, 2016 decreased by $14 million compared to the prior year period. For nine months ended September 30, 2016, income tax expense includes $84 million, consisting of $91 million of current income taxes payable and a deferred income tax benefit of $7 million, associated with the gain on the Focus Sale. The income tax expense resulted in an effective tax rate of 71.4%, which was significantly in excess of the statutory tax rate primarily due to a lower tax basis in the assets sold, specifically the goodwill associated with the disposition.

For the nine months ended September 30, 2015, income tax expense includes $145 million of deferred income tax expense associated with the gain on the Clinical Trials Contribution, which was partially offset by income tax benefits associated with the loss on retirement of debt associated with the 2015 Tender Offer and 2015 Redemption.

The effective tax rate for the nine months ended September 30, 2016, compared to the prior year period, increased primarily as a result of the higher tax rate associated with the Focus Sale, partially offset by the tax rate associated with the Clinical Trials Contribution in the prior year period, a non-taxable gain on an escrow recovery in the third quarter of 2016 associated with an acquisition and other discrete tax benefits.

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

At September 30, 2016 and December 31, 2015, the fair value of our debt was estimated at approximately $4.1 billion and $3.7 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2016 and December 31, 2015, the estimated fair value exceeded the carrying value of the debt by $245 million and $82 million, respectively. A hypothetical 10% increase in interest rates (representing 38 basis points at September 30, 2016 and 39 basis points at December 31, 2015) would potentially reduce the estimated fair value of our debt by approximately $91 million and $112 million at September 30, 2016 and December 31, 2015, respectively.

Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. At September 30, 2016, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly rated issuers plus 0.66%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. At September 30, 2016, the weighted average LIBOR was 0.5%. As of September 30, 2016, there were no borrowings outstanding under our $600 million secured receivables credit facility and no borrowings outstanding under our $750 million senior unsecured revolving credit facility.

As of December 31, 2015, the Company had entered into various fixed-to-variable interest rate swap agreements with an aggregate notional amount of $1.2 billion and variable interest rates ranging from one-month LIBOR plus 1.4% to one-month LIBOR plus 3.6%. In July 2016, the Company monetized the value of these interest rate swap assets by terminating the hedging instruments. The proceeds, including accrued interest through the date of termination, were $60 million, which consisted of the asset values of $54 million and accrued interest of $6 million. The remaining basis adjustment on the respective debt obligation of $54 million will be amortized as a reduction of interest expense over the remaining terms of the hedged debt instrument. Immediately after the termination of these interest rate swaps, the Company entered into new fixed-to-variable interest rate swap agreements. The new interest rate swaps have an aggregate notional amount of $1.2 billion and variable interest rates ranging from one-month LIBOR plus 2.2% and one-month LIBOR plus 3.0%. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2024, the Senior Notes due 2025 and a portion of the Senior Notes due 2026.

The notional amount of fixed-to-variable interest rate swaps outstanding at both September 30, 2016 and December 31, 2015 was $1.2 billion. The aggregate fair value of the fixed-to-variable interest rate swaps is $5 million, in a liability position, at September 30, 2016. There were no forward starting interest rate swaps outstanding at September 30, 2016 and December 31, 2015.

Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 5 basis points) would not impact annual interest expense materially, assuming no changes to the debt outstanding at September 30, 2016. A hypothetical 10% change in the forward one-month LIBOR curve (representing a 12 basis point change in the weighted average yield) would potentially change the fair value of our derivative liabilities by $20 million.

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

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying value of our equity investments (excluding investments accounted for under the equity method) was $11 million at September 30, 2016.

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

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2016	2015
	(dollars in millions)
Net cash provided by operating activities	$765	$549
Net cash used in investing activities	(45)	(237)
Net cash used in financing activities	(447)	(381)
Net change in cash and cash equivalents	$273	$(69)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash and cash equivalents at September 30, 2016 totaled $406 million, compared to $133 million as of December 31, 2015.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2016 was $765 million, compared to $549 million for the nine months ended September 30, 2015. This $216 million increase in net cash provided by operating activities was primarily a result of:

•	a $99 million decrease in pre-tax cash charges ($69 million after the related cash tax benefits) associated with the 2016 Tender Offer as compared to the 2015 Tender Offer and 2015 Redemption;

•	an additional payroll cycle in the first quarter of 2015;

•	$54 million of proceeds received in the third quarter of 2016 from the termination of interest rate swap agreements; and

•	a $35 million decrease in interest paid.

These increases in net cash provided by operation activities were partially offset by a $13 million increase in income taxes paid. Income taxes paid for the nine months ended September 30, 2016 includes a $68 million income tax payment in the third quarter of 2016 related to the Focus Sale. Income taxes paid for the nine months ended September 30, 2015 includes a $45 million income tax payment in the third quarter of 2015 associated with certain tax contingencies.

Days sales outstanding, a measure of billing and collection efficiency, was 46 days at September 30, 2016, 47 days at December 31, 2015 and 44 days at September 30, 2015.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $45 million, compared to $237 million for the nine months ended September 30, 2015. This $192 million decrease in net cash used in investing activities was a primarily a result of:

•	a $270 million increase in proceeds from the disposition of businesses, principally related to the Focus Sale; and

•	a $37 million decrease in investment in equity method investee, related to cash included in our contribution to Q2 Solutions in 2015.

These decreases in net cash used in investing activities were partially offset by a $98 million increase in cash paid for business acquisitions in 2016, principally a result of the CLP acquisition in 2016.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 was $447 million, compared to $381 million for the nine months ended September 30, 2015. This $66 million increase in net cash used in financing activities was primarily a result of:

•	a $266 million increase in repurchases of our common stock (see "Share Repurchases" for further details); and

•	a $51 million decrease in proceeds from the sale of a noncontrolling interest in a subsidiary, as a result of the sale of a noncontrolling interest in a subsidiary to UMass in 2015.

These increases in net cash used in financing activities were partially offset by:

•	a $168 million net increase in net borrowings (proceeds from borrowings less repayments of debt);

•
a $51 million decrease in payment of deferred acquisition consideration, principally a result of a payment to UMass Memorial Medical Center ("UMass") in 2015 related to the business acquisition in 2013; and

•	a $44 million decrease in other financing activities, net.

In 2016, we completed the issuance of the 2016 Senior Notes and the 2016 Tender Offer and repaid the remaining $150 million outstanding under the 3.20% Senior Notes due April 2016. In addition, both cumulative borrowings and repayments under our secured receivables credit facility totaled $1.2 billion as of September 30, 2016. Both cumulative borrowings and repayments under our senior unsecured revolving credit facility totaled $155 million as of September 30, 2016.

The CLP acquisition and 2016 Tender Offer were funded using a combination of cash on-hand and borrowings under our secured receivables credit facility.

In 2015, we completed the $1.2 billion senior notes offering in March 2015, the 2015 Tender Offer and the 2015 Redemption. In addition, cumulative borrowings and repayments under our secured receivables credit facility totaled $1.0 billion and $955 million, respectively, as of September 30, 2015.

Dividends

During each of the quarters of 2016, our Board of Directors declared a quarterly cash dividend of $0.40 per common share. During each of the quarters of 2015, our Board of Directors declared a quarterly cash dividend of $0.38 per common share. We expect to fund future dividend payments with cash flows from operations and do not expect the dividend to have a material impact on our ability to finance future growth.

Share Repurchases

As of September 30, 2016, $532 million remained available under our share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

For the nine months ended September 30, 2016, we repurchased 5.7 million shares of our common stock for $440 million, which includes 3.1 million shares repurchased under the May 2016 ASR for $250 million (see "Five-point Strategy: Accelerated Share Repurchase Agreement" for further details).

For the nine months ended September 30, 2015, we repurchased 2.4 million shares of our common stock for $174 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of September 30, 2016:

	Payments due by period
	(in millions)
Contractual Obligations	Total	Remainder of 2016	1-3 years	3-5 years	After 5 years
Outstanding debt	$3,775	$—	$—	$1,100	$2,675
Capital lease obligations	15	2	10	3	—
Interest payments on outstanding debt	1,635	30	297	269	1,039
Operating leases	711	53	301	155	202
Purchase obligations	2,153	52	538	432	1,131
Merger consideration obligations	4	2	2	—	—
Total contractual obligations	$8,293	$139	$1,148	$1,959	$5,047

Interest payments on our outstanding debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of September 30, 2016 applied to the September 30, 2016 balances, which are assumed to remain outstanding through their maturity dates.

A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 13 to the consolidated financial statements in our 2015 Annual Report on Form 10-K and Note 9 to the interim unaudited consolidated financial statements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase services or products is contained in Note 17 to the consolidated financial statements in our 2015 Annual Report on Form 10-K. A discussion regarding our agreement to outsource our billing and collection function, which is included in purchase obligations in the table above, is contained in Note 13 to the interim unaudited consolidated financial statements. A full discussion and analysis regarding our acquisition of Steward Health Care Systems, LLC's laboratory outreach business and the related merger consideration obligation is contained in Note 5 to the consolidated financial statements in our 2015 Annual Report on Form 10-K.

As of September 30, 2016, our total liabilities associated with unrecognized tax benefits were approximately $95 million, which were excluded from the table above. We expect that these liabilities may decrease by less than $5 million within the next twelve months, primarily as a result of payments, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. Additionally, it is reasonably possible that within the next 12 months, as result of ongoing negotiations with tax authorities and the expiration of statutes of limitations, our total liabilities associated with unrecognized tax benefits will further decrease and beneficially impact the effective tax rate for continuing operations. However, due to the inherent uncertainty of the negotiations and the resulting outcomes, we are not able to estimate the effective tax rate impact at this time.  See Note 8 to the consolidated financial statements in our 2015 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass"), we granted UMass the right to require us to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of September 30, 2016, the fair value of the redeemable noncontrolling interest on the interim unaudited consolidated balance sheet was $76 million, which was excluded from the table above. Since the redemption of the noncontrolling interest is outside of our control, we cannot make a reasonably reliable estimate of the timing of the future payment, if any, of the redeemable noncontrolling interest. For further details regarding the redeemable noncontrolling interest, see Note 11 to the interim unaudited consolidated financial statements.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of September 30, 2016, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

Requirements and Capital Resources

We estimate that we will invest approximately $250 million during 2016 for capital expenditures, to support and grow our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including specific initiatives associated with our Invigorate and other programs.

As of September 30, 2016, $1.3 billion of borrowing capacity was available under our existing credit facilities consisting of $532 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

We believe the borrowing capacity under the credit facilities described above continues to be available to us. Should one or several banks no longer participate in either of our credit facilities, we would not expect it to impact our ability to fund operations. We expect that we will be able to replace our existing credit facilities with alternative arrangements prior to their expiration.

At September 30, 2016, approximately 14% of our $406 million of consolidated cash and cash equivalents were held outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States. Further, our current plans do not demonstrate a need to repatriate foreign funds in order to fund U.S. operations. If the foreign cash and cash items are needed for operations in the United States, or we otherwise elect to repatriate the funds, we may be required to accrue and pay United States taxes on a significant portion of these amounts.

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

During the third quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 13 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2016.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2016 – July 31, 2016
Share Repurchase Program (A)	—	$—	—	$619,616
Employee Transactions (B)	—	$—	N/A	N/A
August 1, 2016 – August 31, 2016
Share Repurchase Program (A)	—	$—	—	$619,616
Employee Transactions (B)	9,788	$84.63	N/A	N/A
September 1, 2016 – September 30, 2016
Share Repurchase Program (A)	892,396	$98.05	892,396	$532,116	(C)
Employee Transactions (B)	402	$82.59	N/A	N/A
Total
Share Repurchase Program (A)	892,396	$98.05	892,396	$532,116	(C)
Employee Transactions (B)	10,190	$84.55	N/A	N/A

(A)
Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $7 billion of share repurchases of our common stock through September 30, 2016. The share repurchase authorization has no set expiration or termination date.

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

(C)
Includes the reclassification of $38 million from additional paid-in capital to treasury stock and the final delivery of 294,729 shares associated with the completion of the May 2016 accelerated share repurchase agreement ("ASR"). See Note 11 to the interim consolidated financial statements for further information regarding the ASR.

Item 6.	Exhibits

Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20160930.xml

101.SCH	dgx-20160930.xsd

101.CAL	dgx-20160930_cal.xml

101.DEF	dgx-20160930_def.xml

101.LAB	dgx-20160930_lab.xml

101.PRE	dgx-20160930_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 21, 2016
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
President and Chief Executive Officer

By	/s/ Mark J. Guinan
Mark J. Guinan
Senior Vice President and Chief Financial Officer