Form 10-Q
period 2017-03-31
QUEST DIAGNOSTICS INC
filed 2017-04-21
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
Commission file number 001-12215

Quest Diagnostics Incorporated

Three Giralda Farms
Madison, NJ 07940
(973) 520-2700

Delaware
(State of Incorporation)

16-1387862
(I.R.S. Employer Identification Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 13, 2017, there were outstanding 136,825,521 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Net revenues	$1,899	$1,863

Operating costs and expenses and other operating income:
Cost of services	1,165	1,144
Selling, general and administrative	437	442
Amortization of intangible assets	17	19
Other operating income, net	1	1
Total operating costs and expenses, net	1,620	1,606

Operating income	279	257

Other income (expense):
Interest expense, net	(36)	(36)
Other income (expense), net	3	(49)
Total non-operating expenses, net	(33)	(85)

Income before income taxes and equity in earnings of equity method investees	246	172
Income tax expense	(78)	(67)
Equity in earnings of equity method investees, net of taxes	7	10
Net income	175	115
Less: Net income attributable to noncontrolling interests	11	12
Net income attributable to Quest Diagnostics	$164	$103

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.19	$0.72

Diluted	$1.16	$0.71

Weighted average common shares outstanding:
Basic	137	143
Diluted	141	144

Dividends per common share	$0.45	$0.40

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(unaudited)
(in millions)

	Three Months Ended March 31,
	2017	2016
Net income	$175	$115

Other comprehensive income (loss):
Currency translation	4	(3)
Net deferred loss on cash flow hedges, net of taxes	—	1
Other comprehensive income (loss)	4	(2)

Comprehensive income	179	113
Less: Comprehensive income attributable to noncontrolling interests	11	12
Comprehensive income attributable to Quest Diagnostics	$168	$101

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2017 AND DECEMBER 31, 2016
(unaudited)
(in millions, except per share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$367	$359
Accounts receivable, net of allowance for doubtful accounts of $275 and $265 as of March 31, 2017 and December 31, 2016, respectively	960	926
Inventories	77	82
Prepaid expenses and other current assets	154	164
Total current assets	1,558	1,531
Property, plant and equipment, net	1,027	1,029
Goodwill	6,001	6,000
Intangible assets, net	933	949
Investment in equity method investees	443	443
Other assets	147	148
Total assets	$10,109	$10,100

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$979	$975
Current portion of long-term debt	6	6
Total current liabilities	985	981
Long-term debt	3,725	3,728
Other liabilities	658	654
Commitments and contingencies
Redeemable noncontrolling interest	78	77
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both March 31, 2017 and December 31, 2016; 216 shares issued as of both March 31, 2017 and December 31, 2016	2	2
Additional paid-in capital	2,542	2,545
Retained earnings	6,715	6,613
Accumulated other comprehensive loss	(68)	(72)
Treasury stock, at cost; 79 shares as of both March 31, 2017 and December 31, 2016	(4,561)	(4,460)
Total Quest Diagnostics stockholders’ equity	4,630	4,628
Noncontrolling interests	33	32
Total stockholders’ equity	4,663	4,660
Total liabilities and stockholders’ equity	$10,109	$10,100

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(unaudited)
(in millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$175	$115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62	62
Provision for doubtful accounts	84	86
Deferred income tax provision	11	8
Stock-based compensation expense	17	18
Other, net	1	1
Changes in operating assets and liabilities:
Accounts receivable	(117)	(145)
Accounts payable and accrued expenses	(95)	(69)
Income taxes payable	63	62
Other assets and liabilities, net	(5)	15
Net cash provided by operating activities	196	153

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1)	(135)
Escrow proceeds associated with disposition of business	25	—
Capital expenditures	(42)	(47)
Increase in investments and other assets	(4)	(8)
Net cash used in investing activities	(22)	(190)

Cash flows from financing activities:
Proceeds from borrowings	—	665
Repayments of debt	(2)	(453)
Purchases of treasury stock	(150)	(115)
Exercise of stock options	46	7
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(22)	(8)
Dividends paid	(62)	(55)
Distributions to noncontrolling interests	(9)	(9)
Other financing activities, net	33	—
Net cash (used in) provided by financing activities	(166)	32

Net change in cash and cash equivalents	8	(5)
Cash and cash equivalents, beginning of period	359	133
Cash and cash equivalents, end of period	$367	$128

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(unaudited)
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2016	137	$2	$2,545	$6,613	$(72)	$(4,460)	$32	$4,660	$77
Net income				164			10	174	1
Other comprehensive income, net of taxes					4			4
Dividends declared				(62)				(62)
Distributions to noncontrolling interests							(9)	(9)
Issuance of common stock under benefit plans	1		2			3		5
Stock-based compensation expense			16			1		17
Exercise of stock options	1		1			45		46
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(22)					(22)
Purchases of treasury stock	(2)					(150)		(150)
Balance, March 31, 2017	137	$2	$2,542	$6,715	$(68)	$(4,561)	$33	$4,663	$78

Balance, December 31, 2015	143	$2	$2,481	$6,199	$(38)	$(3,960)	$29	$4,713	$70
Net income				103			10	113	2
Other comprehensive loss, net of taxes					(2)			(2)
Dividends declared				(57)				(57)
Distributions to noncontrolling interests							(9)	(9)
Issuance of common stock under benefit plans			1			4		5
Stock-based compensation expense			17			1		18
Exercise of stock options						7		7
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(8)					(8)
Purchases of treasury stock	(2)					(115)		(115)
Balance, March 31, 2016	141	$2	$2,491	$6,245	$(40)	$(4,063)	$30	$4,665	$72

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except per share data)

1.    DESCRIPTION OF BUSINESS

Background

Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") empower people to take action to improve health outcomes.  The Company uses its extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management.  The Company's diagnostic information services business ("DIS") provides insights through clinical testing and related services to a broad range of customers, including patients, clinicians, hospitals, integrated delivery networks ("IDNs"), health plans, employers and accountable care organizations ("ACOs"). The Company offers the broadest access in the United States to diagnostic information services through its nationwide network of laboratories, patient service centers and phlebotomists in physician offices. The Company is the world's leading provider of diagnostic information services, which includes providing clinical testing services such as routine testing, non-routine (including advanced diagnostics) testing, and anatomic pathology services, as well as related services and insights. The Company provides interpretive consultation with one of the largest medical and scientific staffs in the industry and hundreds of M.D.s and Ph.D.s, many of whom are recognized leaders in their fields. The Company's Diagnostic Solutions ("DS") businesses offer a variety of solutions for life insurers and healthcare providers. The Company is the leading provider of risk assessment services for the life insurance industry. In addition, the Company offers healthcare organizations and clinicians robust information technology solutions. Prior to the sale of the Focus Diagnostics products business on May 13, 2016, the Company's diagnostics products business manufactured and marketed diagnostic products.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, comprehensive income, financial condition, cash flows and stockholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2016 Annual Report on Form 10-K. The year-end balance sheet data was derived from the audited financial statements as of December 31, 2016, but does not include all the disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

New Accounting Pronouncements

Adoption of New Accounting Standards

On January 1, 2017, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board ("FASB") that simplifies the transition to the equity method of accounting by requiring adoption as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence, no retroactive adjustment of the investment is required. The adoption of this standard did not have a material impact on the Company's results of operations, financial position and cash flows.

New Accounting Standards To Be Adopted

In May 2014, the FASB issued an accounting standard update ("ASU") on revenue recognition. This ASU outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific guidance from GAAP. The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The standard requires additional disclosures including those that are qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of this ASU to the first quarter of 2018, with early adoption permitted beginning in the first quarter of 2017. The ASU can be applied using a full retrospective method or a modified retrospective method of adoption. The Company expects to adopt the ASU in the first quarter of 2018 using the full retrospective method and continues to assess the impact of this ASU on its results of operations, financial position and cash flows. Based on its preliminary assessment, the Company expects the adoption of this ASU will result in:

•
the majority of the amounts that have historically been classified as bad debt expense, primarily related to patient responsibility, will be reflected as a reduction of the transaction price and therefore as a reduction in revenue; and

•	increased disclosure.
However, the adoption of this ASU is not expected to have a material impact on the Company's financial position and cash flows.

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

In August 2016, the FASB issued an ASU that clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for the Company in the first quarter of 2018 with early adoption permitted and must be applied retrospectively to all periods presented. Upon adoption cash payments for debt retirement costs would be reclassified from operating cash outflows to financing cash outflows in the consolidated statements of cash flows.

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

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended March 31,
	2017	2016
Amounts attributable to Quest Diagnostics’ stockholders:
Net income attributable to Quest Diagnostics	$164	$103
Less: Earnings allocated to participating securities	1	—
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$163	$103

Weighted average common shares outstanding – basic	137	143
Effect of dilutive securities:
Stock options and performance share units	4	1
Weighted average common shares outstanding – diluted	141	144

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.19	$0.72

Diluted	$1.16	$0.71

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended March 31,
	2017	2016
Stock options and performance share units	1	3

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

Restructuring Charges

The following table provides a summary of the Company's pre-tax restructuring charges for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Employee separation costs	$3	$3

The restructuring charges incurred are primarily associated with various workforce reduction initiatives as the Company continues to simplify and restructure its organization. Of the total restructuring charges incurred during the three months ended March 31, 2017, $2 million and $1 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the three months ended March 31, 2016, $1 million and $2 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Charges for all periods presented were primarily recorded in the Company's DIS business.

The restructuring liability as of March 31, 2017 and December 31, 2016, which is included in accounts payable and accrued expenses, was $10 million and $9 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

5.     FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2017	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$53	$53	$—	$—
Cash surrender value of life insurance policies	33	—	33	—
Available-for-sale equity securities	2	2	—	—
Total	$88	$55	$33	$—

Liabilities:
Deferred compensation liabilities	$93	$—	$93	$—
Interest rate swaps	88	—	88	—
Contingent consideration	3	—	—	3
Total	$184	$—	$181	$3

		Basis of Fair Value Measurements
December 31, 2016	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$51	$51	$—	$—
Cash surrender value of life insurance policies	32	—	32	—
Available-for-sale equity securities	3	3	—	—
Total	$86	$54	$32	$—

Liabilities:
Deferred compensation liabilities	$91	$—	$91	$—
Interest rate swaps	88	—	88	—
Contingent consideration	3	—	—	3
Total	$182	$—	$179	$3

A full description regarding the Company's fair value measurements is contained in Note 7 to the consolidated financial statements in the Company's 2016 Annual Report on Form 10-K.

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

In April 2014, and as further discussed in Note 5 to the consolidated financial statements in the Company's 2016 Annual Report on Form 10-K, the Company completed the acquisition of Steward Health Care Systems, LLC's laboratory outreach business. In connection with the acquisition, the Company initially recorded a contingent consideration liability of $4 million. The contingent consideration liability was classified within Level 3 measured at fair value using a probability weighted and discounted cash flow method. This measurement was based on externally obtained inputs and management's probability assessments of the occurrence of triggering events, appropriately discounted considering the uncertainties associated with the obligations, as well as the likelihood of the seller's compliance with a non-compete agreement. The initial probability estimate of the occurrence of such triggering events associated with the amounts the Company could be obligated to pay in future periods was between 5% and 95%. The probability-weighted cash flows were then discounted using a discount rate of 2.8%. The remaining contingent consideration is projected to be paid out in two equal annual installments, with a maximum payout of $3 million.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of both March 31, 2017 and December 31, 2016, the fair value of the Company’s debt was estimated at $3.9 billion. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

6.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the three months ended March 31, 2017 and for the year ended December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Balance, beginning of period	$6,000	$5,905
Goodwill acquired during the period	1	95
Balance, end of period	$6,001	$6,000

Principally all of the Company’s goodwill as of March 31, 2017 and December 31, 2016 was associated with its DIS business.

For the year ended December 31, 2016, goodwill acquired was principally associated with the acquisition of the outreach laboratory service business of Clinical Laboratory Partners, LLC.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Intangible assets at March 31, 2017 and December 31, 2016 consisted of the following:

	Weighted Average Amortization Period (in years)	March 31, 2017			December 31, 2016
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	18	$971	$(359)	$612	$971	$(346)	$625
Non-compete agreements	6	7	(5)	2	6	(4)	2
Technology	18	93	(41)	52	93	(40)	53
Other	9	103	(72)	31	103	(70)	33
Total	18	1,174	(477)	697	1,173	(460)	713

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$1,410	$(477)	$933	$1,409	$(460)	$949

Amortization expense related to intangible assets was $17 million and $19 million for the three months ended March 31, 2017 and 2016, respectively.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2017 is as follows:

Year Ending December 31,
Remainder of 2017	$52
2018	65
2019	64
2020	64
2021	58
2022	55
Thereafter	339
Total	$697

7.    FINANCIAL INSTRUMENTS

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

In May 2016, the Company entered into interest rate lock agreements with several financial institutions for a total notional amount of $250 million which were accounted for as cash flow hedges. These agreements were entered into to hedge a portion of the Company’s interest rate exposure associated with variability in future cash flows attributable to changes in the ten-year treasury rates related to the planned issuance of senior notes in 2016. In connection with the issuance of senior notes in 2016, these agreements were settled, and the Company paid $1 million. These losses are deferred in stockholders’ equity, net of income taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over the term of the respective senior notes.

The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges as of both March 31, 2017 and December 31, 2016 was $10 million. The loss recognized on the Company's cash flow hedges for the three months ended March 31, 2017 and 2016, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $3 million.

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. A summary of the notional amounts of these interest rate swaps as of March 31, 2017 and December 31, 2016 was as follows:

	Notional Amount
Debt Instrument	March 31, 2017	December 31, 2016

4.25% Senior Notes due April 2024	250	250
3.50% Senior Notes due March 2025	600	600
3.45% Senior Notes due June 2026	350	350
	$1,200	$1,200

The fixed-to-variable interest rate swap agreements in the table above have variable interest rates ranging from one-month LIBOR plus 2.2% to one-month LIBOR plus 3.0%.

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

Since inception, the fair value hedges have been effective or highly effective; therefore, there was no impact on earnings for the three months ended March 31, 2017 and 2016 as a result of hedge ineffectiveness.

Interest Rate Derivatives - Economic Hedges

In connection with the retirement of debt in the first quarter of 2016, which is further discussed in Note 13 to the consolidated financial statements in the Company's 2016 Annual Report on Form 10-K, the Company entered into reverse interest rate lock agreements with several financial institutions which were not designated for hedge accounting. The Company entered into these agreements to hedge the variability in cash flows associated with $75 million of the $200 million principal amount of debt that was retired in the first quarter of 2016. These agreements were settled during the first quarter of 2016 resulting in a gain of $1 million which was recognized in other income (expense), net.
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows:

	March 31, 2017		December 31, 2016
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Liability Derivatives:
Interest rate swaps	Other liabilities	$88	Other liabilities	$88

A full description regarding the Company's use of derivative financial instruments is contained in Note 14 to the consolidated financial statements in the Company's 2016 Annual Report on Form 10-K.

8.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Stockholders' Equity

Components of Comprehensive Income (Loss)

Comprehensive income (loss) includes: foreign currency translation adjustments; market value adjustments, which represent unrealized holding gains (losses) on available-for-sale securities, net of taxes; net deferred loss on cash flow hedges represents deferred losses, net of taxes on interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 7); and other, net of taxes. For the three months ended March 31, 2017 and 2016, the tax effects related to the deferred losses on cash flow hedges were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

Dividend Program

During the first quarter of 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.45 per common share. During each of the first three quarters of 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.40 per common share. During the fourth quarter of 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.45 per common share.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Share Repurchase Program

As of March 31, 2017, $1.2 billion remained available under the Company’s share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the three months ended March 31, 2017, the Company repurchased 1.6 million shares of its common stock for $150 million.

For the three months ended March 31, 2016, the Company repurchased 1.7 million shares of its common stock for $115 million.

Shares Reissued from Treasury Stock

For the three months ended March 31, 2017 and 2016, the Company reissued 0.9 million shares and 0.2 million shares, respectively, from treasury stock for employee benefit plans.

Redeemable Noncontrolling Interest

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. The Company will record changes in the fair value of the noncontrolling interest immediately as they occur. As of March 31, 2017, the redeemable noncontrolling interest was presented at its fair value.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

9.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow and other data for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Depreciation expense	$45	$43
Amortization expense	17	19
Depreciation and amortization expense	$62	$62

Interest expense	$(37)	$(36)
Interest income	1	—
Interest expense, net	$(36)	$(36)

Interest paid	$46	$53
Income taxes paid	$8	$4

Accounts payable associated with capital expenditures	$12	$13
Dividends payable	$62	$57

Businesses acquired:
Fair value of assets acquired	$1	$135
Fair value of liabilities assumed	—	—
Fair value of net assets acquired	$1	$135

The escrow proceeds associated with disposition of business received in 2017 related to the sale of the Company's Focus Diagnostics products business on May 13, 2016. A full description regarding the Company's dispositions is contained in Note 6 to the consolidated financial statements in the Company's 2016 Annual Report on Form 10-K.

10.     COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company can issue letters of credit totaling $100 million under its secured receivables credit facility and $150 million under its senior unsecured revolving credit facility. For further discussion regarding the Company's secured receivables credit facility and senior unsecured revolving credit facility, see Note 13 to the consolidated financial statements in the Company's 2016 Annual Report on Form 10-K.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $71 million in letters of credit under the secured receivables credit facility were outstanding as of March 31, 2017. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

Contingent Lease Obligations

The Company remains subject to contingent obligations under certain real estate leases, including leases that were entered into by certain predecessor companies of a subsidiary prior to the Company's acquisition of the subsidiary. No liability has been recorded for any of these potential contingent obligations. For further details, see Note 17 to the consolidated financial statements in the Company’s 2016 Annual Report on Form 10-K.

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

In June 2010, the Company received a subpoena from the Florida Attorney General's Office seeking documents relating to the Company's pricing and billing practices as they relate to Florida’s Medicaid program. The Company cooperated with the requests. In November 2013, the State of Florida intervened as a plaintiff in a civil lawsuit, Florida ex rel. Hunter Laboratories LLC v. Quest Diagnostics Incorporated, et al., filed in Florida Circuit Court. The suit, originally filed by a competitor laboratory, alleges that the Company overcharged Florida’s Medicaid program. The Company's motion to dismiss the state's amended complaint was denied. The Company filed a motion for summary judgment on the primary claim in the case; the motion was granted. The court found that the Company had properly billed the Medicaid program the Company’s “usual and customary charge.” The Company recently filed a motion for summary judgment on the state’s remaining claim.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of March 31, 2017, the Company does not believe that material losses related to the legal matters described above are probable. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the legal matters described above for which an accrual has not been recorded, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Reserves for Legal Matters

Reserves for legal matters, other than those described above, totaled $2 million and $5 million as of March 31, 2017 and December 31, 2016, respectively.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $122 million and $117 million as of March 31, 2017 and December 31, 2016, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

11.    BUSINESS SEGMENT INFORMATION
The Company's DIS business provides insights through clinical testing and related services to a broad range of customers, including patients, clinicians, hospitals, IDNs, health plans, employers and ACOs. The Company is the world's leading provider of diagnostic information services, which includes providing clinical testing services such as routine testing, non-routine (including advanced diagnostics) testing, and anatomic pathology services, as well as related services and insights. The DIS business accounted for greater than 90% of net revenues in 2017 and 2016.

All other operating segments include the Company's DS businesses, which consists of its risk assessment services, healthcare information technology and diagnostic products (prior to disposition on May 13, 2016) businesses. The Company's DS businesses offer a variety of solutions for life insurers and healthcare providers.

As of March 31, 2017, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

The following table is a summary of segment information for the three months ended March 31, 2017 and 2016. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets, other operating income and expenses net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the consolidated financial statements contained in the Company’s 2016 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Net revenues:
DIS business	$1,812	$1,756
All other operating segments	87	107
Total net revenues	$1,899	$1,863

Operating earnings (loss):
DIS business	$306	$278
All other operating segments	13	21
General corporate activities	(40)	(42)
Total operating income	279	257
Non-operating expenses, net	(33)	(85)
Income before income taxes and equity in earnings of equity method investees	246	172
Income tax expense	(78)	(67)
Equity in earnings of equity method investees, net of taxes	7	10
Net income	175	115
Less: Net income attributable to noncontrolling interests	11	12
Net income attributable to Quest Diagnostics	$164	$103

12.    RELATED PARTIES

The Company's equity method investees primarily consist of its clinical trials central laboratory services joint venture and its diagnostic information services joint ventures, which are accounted for under the equity method of accounting. During the three months ended March 31, 2017 and 2016, the Company recognized net revenues of $9 million and $8 million, respectively, associated with diagnostic information services provided to its equity method investees. As of March 31, 2017 and December 31, 2016, there was $11 million and $10 million, respectively, of accounts receivable from equity method investees related to such services.

During the three months ended March 31, 2017 and 2016, the Company recognized income of $4 million and $5 million, respectively, associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. As of March 31, 2017 and December 31, 2016, there was $13 million and $5 million, respectively, of other receivables from equity method investees included in prepaid expenses and other current assets related to these service agreements and other transition related items. In addition, accounts payable and accrued expenses as of March 31, 2017 and December 31, 2016 included $15 million and $9 million, respectively, due to equity method investees.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

13.    TAXES ON INCOME

For the three months ended March 31, 2017, the effective income tax rate was 31.8%. Income tax expense and the effective income tax rate for the three months ended March 31, 2017 benefited from $16 million of excess tax benefits associated with stock-based compensation arrangements.

For the three months ended March 31, 2016, the effective income tax rate was 38.9%. Income tax expense for the three months ended included $2 million of excess tax benefits associated with stock-based compensation arrangements.

A full description regarding the Company's adoption of the ASU that simplified several aspects of the accounting for stock-based compensation award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures is contained in Note 2 to the consolidated financial statements in the Company's 2016 Annual Report on Form 10-K.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

Diagnostic Information Services

Quest Diagnostics empowers people to take action to improve health outcomes. We use our extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management. Our diagnostic information services business ("DIS") provides insights through clinical testing and related services to a broad range of customers, including patients, clinicians, hospitals, integrated delivery networks ("IDNs"), health plans, employers and accountable care organizations ("ACOs"). We offer the broadest access in the United States to diagnostic information services through our nationwide network of laboratories, patient service centers and phlebotomists in physician offices. We are the world's leading provider of diagnostic information services, which includes providing clinical testing services such as routine testing, non-routine (including advanced diagnostics) testing, and anatomic pathology services, as well as related services and insights. We provide interpretive consultation with one of the largest medical and scientific staffs in the industry. Our DIS business makes up over 90% of our consolidated net revenues.

Diagnostic Solutions

In our Diagnostic Solutions ("DS") businesses, which represents the balance of our consolidated net revenues, we offer a variety of solutions for life insurers and healthcare providers. We are the leading provider of risk assessment services for the life insurance industry. In addition, we offer healthcare organizations and clinicians robust information technology solutions. Prior to the sale of our Focus Diagnostics products business on May 13, 2016 ("Focus Sale"), our diagnostics products business manufactured and marketed diagnostic products.

First Quarter Highlights

•	Our total net revenues of $1.9 billion were 1.9% above the prior year period. The Focus Sale negatively impacted revenue growth by 1.1%.

•	In our DIS business:

◦	Revenues of $1.8 billion increased by 3.2% compared to the prior year period.

◦	Volume, measured by the number of requisitions, increased 3.5% compared to the prior year period.

◦	Revenue per requisition decreased by 0.2% compared to the prior year period.

•	DS revenues of $87 million were 19.0% below the prior year period primarily due to the Focus Sale.

•	Net income attributable to Quest Diagnostics' stockholders was $164 million, or $1.16 per diluted share, in 2017, compared to $103 million, or $0.71 per diluted share, in 2016.

•	Net cash provided by operating activities was $196 million in 2017, compared to $153 million in 2016.

Two Point Strategy

Our two point strategy is described in detail in "Item 1. Business: Our Strategy and Strengths" in our 2016 Annual Report on Form 10-K. During the three months ended March 31, 2017, we continued to execute on our strategy as follows:

Acquisition of the Outreach Laboratory Service Business of PeaceHealth Laboratories

In February 2017, we entered into a definitive agreement to acquire the outreach laboratory services operations of PeaceHealth Laboratories ("PeaceHealth"). PeaceHealth delivers laboratory services in Oregon, Washington and Alaska. Closing of the transaction, which is expected in the second quarter of 2017, remains subject to customary closing conditions.

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

In January 2015, we adopted a course of action related to this multi-year program. We developed a high-level estimate of the total pre-tax charges expected to be incurred in 2015 through 2017 in connection with the course of action for the program: $300 million. During 2015 and 2016, we incurred $89 million and $63 million, respectively, of charges in connection with the courses of action. In February 2017, we developed high-level estimates of the pre-tax charges expected to be incurred in connection with the new course of action under the program for 2017 totaling $60 million to $80 million, consisting of up to $10 million of employee separation costs and $60 million to $70 million of systems conversion and integration costs. For the three months ended March 31, 2017, we incurred $16 million in connection with the course of action.

All of the total estimated pre-tax charges expected to be incurred in 2017 will result in cash expenditures. The actual charges incurred in connection with the course of action in 2017 could be materially different from these estimates. As detailed plans to implement the course of action are approved and executed, it will result in charges to earnings.

From 2012 through 2014, the cumulative charges incurred in connection with the Invigorate program were $266 million, including $178 million of cumulative pre-tax employee separation costs and other restructuring related costs. From 2015 through March 31, 2017, the cumulative charges incurred in connection with the Invigorate program were $168 million, including $53 million of cumulative pre-tax employee separation costs and other restructuring related costs.

For further details of the Invigorate program and associated costs, see Note 4 to the interim unaudited consolidated financial statements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2016 Annual Report on Form 10-K.

Results of Operations

The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions)
Net revenues:
DIS business	$1,812	$1,756	$56	3.2%
DS businesses	87	107	(20)	(19.0)
Total net revenues	$1,899	$1,863	$36	1.9%

Operating costs and expenses and other operating income:
Cost of services	$1,165	$1,144	$21	1.8%
Selling, general and administrative	437	442	(5)	(1.1)
Amortization of intangible assets	17	19	(2)	(7.6)
Other operating expense, net	1	1	—	—
Total operating costs and expenses, net	$1,620	$1,606	$14	0.8%

Operating income	$279	$257	$22	8.7%

Other income (expense):
Interest expense, net	$(36)	$(36)	$—	—%
Other income (expense), net	3	(49)	52	NM
Total non-operating expenses, net	$(33)	$(85)	$(52)	NM

Income tax expense	$(78)	$(67)	$11	17.5%
Effective income tax rate	31.8%	38.9%	(7.1)%	NM

Equity in earnings of equity method investees, net of taxes	$7	$10	$(3)	(33.6)%

Net income attributable to Quest Diagnostics	$164	$103	$61	58.8%

Diluted earnings per common share attributable to Quest Diagnostics’ common stockholders	$1.16	$0.71	$0.45	63.4%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2017	2016
Net revenues:
DIS business	95.4%	94.2%
DS businesses	4.6	5.8
Total net revenues	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	61.3%	61.4%
Selling, general and administrative	23.0	23.7
Amortization of intangible assets	0.9	1.0
Other operating expense, net	0.1	0.1
Total operating costs and expenses, net	85.3%	86.2%

Operating income	14.7%	13.8%

Bad debt expense	4.4%	4.6%

Operating Results

Results for the three months ended March 31, 2017 were affected by certain items that on a net basis benefited diluted earnings per share by $0.03 as follows:

•
pre-tax charges of $18 million ($10 million in cost of services and $8 million in selling, general and administrative expenses), or $0.08 per diluted share, primarily associated with systems conversions and integration costs in connection with further restructuring and integrating our business; and

•	excess tax benefits associated with stock-based compensation arrangements of $16 million, or $0.11 per diluted share, recorded in income tax expense.

Results for the three months ended March 31, 2016 were affected by certain items that on a net basis reduced diluted earnings per share by $0.31 as follows:

•	pre-tax charges of $48 million, or $0.21 per diluted share, related to the loss on retirement of debt associated with the March 2016 cash tender offer recorded in other income (expense), net;

•
pre-tax charges of $21 million ($7 million in cost of services, $12 million in selling, general and administrative expenses and $2 million in equity in earnings of equity method investees, net of taxes), or $0.09 per diluted share, primarily associated with systems conversions and integration costs in connection with further restructuring and integrating our business;

•
pre-tax costs of $6 million ($3 million in selling, general and administrative expenses, $2 million in other operating expense, net and $1 million in other income (expense), net), or $0.02 per diluted share, related to winding down subsidiaries, non-cash asset impairment charges and costs incurred related to certain legal matters; and

•	excess tax benefits associated with stock-based compensation arrangements of $2 million, or $0.01 per diluted share, recorded in income tax expense.

Net Revenues

Net revenues for the three months ended March 31, 2017 increased by 1.9% compared to the prior year period. The Focus Sale negatively impacted revenue growth by 1.1%.

DIS revenues for the three months ended March 31, 2017 increased by 3.2% compared to the prior year period, which reflects continuing expansion of hospital health system relationships and growth in non-routine (including advanced diagnostics) testing. Organic growth (growth excluding the impact of acquisitions) and acquisitions contributed approximately

2.4% and 0.9%, respectively, to DIS revenue growth. DIS volume, measured by the number of requisitions, increased 3.5%, with organic growth and acquisitions contributing approximately 2.6% and 0.8%, respectively, to DIS volume growth. Revenue per requisition decreased by 0.2% compared to the prior year period. Revenue per requisition was negatively impacted by moderate unit pricing pressure and lower revenue per requisition associated with our professional lab services engagements.

Combined revenues in our DS businesses for the three months ended March 31, 2017, decreased by 19.0% compared to the prior year period primarily due to the Focus Sale.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

Cost of services increased $21 million for the three months ended March 31, 2017 compared to the prior year period. The increase was primarily driven by higher compensation and benefits and supplies expense related to increased testing volume, partially offset by lower costs as a result of the Focus Sale.

Selling, General and Administrative Expenses ("SG&A")

SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense and general management and administrative support as well as administrative facility costs.

SG&A decreased $5 million for the three months months ended March 31, 2017 compared to the prior year period. Bad debt expense decreased by $2 million for the three months months ended March 31, 2017 compared to the prior year period.

Other Income (Expense), net

Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments, other non-operating assets and early retirement of debt.

Other income (expense), net for the three months ended March 31, 2016, included the loss on retirement of debt of $48 million associated with the March 2016 cash tender offer.

    Income Tax Expense

Income tax expense for the three months ended March 31, 2017, included $16 million of excess tax benefits associated with stock-based compensation arrangements.

Income tax expense for the three months ended March 31, 2016, included $2 million of excess tax benefits associated with stock-based compensation arrangements. In addition, income tax expense for the three months ended March 31, 2016, included an $18 million tax benefit related to the $48 million loss on retirement of debt associated with the March 2016 cash tender offer, which did not have a material impact on the effective income tax rate in 2016.

Effective Income Tax Rate

The decrease in the effective tax rate for the three months ended March 31, 2017, compared to the prior year period, was primarily a result of the increase in excess tax benefits associated with stock-based compensation arrangements in 2017.

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

As of both March 31, 2017 and December 31, 2016, the fair value of our debt was estimated at approximately $3.9 billion using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of March 31, 2017 and December 31, 2016, the estimated fair value exceeded the carrying value of the debt by $219 million and $165 million, respectively. A hypothetical 10% increase in interest rates (representing 40 basis points as of March 31, 2017 and 39 basis points as of December 31, 2016) would potentially reduce the estimated fair value of our debt by approximately $97 million and $102 million as of March 31, 2017 and December 31, 2016, respectively.

Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. As of March 31, 2017, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly rated issuers plus 0.66%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. As of March 31, 2017, the weighted average LIBOR was 1.0%. As of March 31, 2017, there were no borrowings outstanding under our $600 million secured receivables credit facility and no borrowings outstanding under our $750 million senior unsecured revolving credit facility.

The notional amount of fixed-to-variable interest rate swaps outstanding as of both March 31, 2017 and December 31, 2016 was $1.2 billion. The aggregate fair value of the fixed-to-variable interest rate swaps was $88 million, in a liability position, as of March 31, 2017.

Based on our net exposure to interest rate changes, a hypothetical 10% change to the variable rate component of our variable rate indebtedness (representing 9 basis points) would not impact annual interest expense materially, assuming no changes to the debt outstanding as of March 31, 2017. A hypothetical 10% change in the forward one-month LIBOR curve (representing a 22 basis point change in the weighted average yield) would potentially change the fair value of our derivative liabilities by $19 million.

For further details regarding our outstanding debt, see Note 13 to the consolidated financial statements included in our 2016 Annual Report on Form 10-K. For details regarding our financial instruments and hedging activities, see Note 7 to the interim unaudited consolidated financial statements and Note 14 to the consolidated financial statements included in our 2016 Annual Report on Form 10-K.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. We regularly evaluate the fair value measurements of our equity investments to determine if losses in value are other than temporary and if an impairment loss has been incurred. The carrying value of our equity investments (excluding investments accounted for under the equity method) was $8 million as of March 31, 2017.

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

Liquidity and Capital Resources

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016
	(dollars in millions)
Net cash provided by operating activities	$196	$153	$43
Net cash used in investing activities	(22)	(190)	(168)
Net cash (used in) provided by financing activities	(166)	32	198
Net change in cash and cash equivalents	$8	$(5)	$13

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash and cash equivalents as of March 31, 2017 totaled $367 million, compared to $359 million as of December 31, 2016.

As of March 31, 2017, approximately 16% of our $367 million of consolidated cash and cash equivalents were held outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States. Further, our current plans do not demonstrate a need to repatriate foreign funds in order to fund U.S. operations. If the foreign cash and cash items are needed for operations in the United States, or we otherwise elect to repatriate the funds, we may be required to accrue and pay United States taxes on a significant portion of these amounts.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2017 was $196 million, compared to $153 million for the three months ended March 31, 2016. This $43 million increase in net cash provided by operating activities was primarily a result of $47 million of payments made in 2016 related to the retirement of debt, principally comprised of premiums paid, associated with the March 2016 cash tender offer.

Days sales outstanding, a measure of billing and collection efficiency, was 44 days as of March 31, 2017, 47 days as of December 31, 2016 and 44 days as of March 31, 2016.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $22 million, compared to $190 million for the three months ended March 31, 2016. This $168 million decrease in net cash used in investing activities was primarily a result of:

•	a $134 million decrease in cash paid for business acquisitions, principally a result of the acquisition of the outreach laboratory service business of Clinical Laboratory Partners, LLC in 2016; and

•	$25 million of escrow proceeds received in 2017 associated with the Focus Sale.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities for the three months ended March 31, 2017 was $(166) million, compared to $32 million for the three months ended March 31, 2016. This $198 million increase in net cash used in financing activities was primarily a result of:

•	$2 million in net repayments (proceeds from borrowings less repayments of debt) in 2017, compared to $212 million in net borrowings in 2016; and

•	a $35 million increase in repurchases of our common stock (see "Share Repurchases" for further details) in 2017.

These increases in net cash used in financing activities were partially offset by a $39 million increase in proceeds from the exercise of stock options, which was a result of an increase in the volume of stock options exercised due to the increase in our stock price over the past year.

In the first quarter of 2017, there were no borrowings under either our secured receivables credit facility or senior unsecured revolving credit facility.

In the first quarter of 2016, we completed the March 2016 cash tender offer in order to retire $200 million aggregate principal amount of our senior notes due 2037 and 2040. In addition, cumulative borrowings and repayments under our secured receivables credit facility totaled $640 million and $230 million, respectively, in 2016. Both cumulative borrowings and repayments under our senior unsecured revolving credit facility totaled $25 million in 2016.

Dividend Program

During the first quarter of 2017, our Board of Directors declared a quarterly cash dividend of $0.45 per common share. During each of the first three quarters of 2016, our Board of Directors declared a quarterly cash dividend of $0.40 per common share. During the fourth quarter of 2016, our Board of Directors declared a quarterly cash dividend of $0.45 per common share. We expect to fund future dividend payments with cash flows from operations.

Share Repurchase Program

As of March 31, 2017, $1.2 billion remained available under our share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the three months ended March 31, 2017, we repurchased 1.6 million shares of our common stock for $150 million.

For the three months ended March 31, 2016, we repurchased 1.7 million shares of our common stock for $115 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of March 31, 2017:

	Payments due by period
Contractual Obligations	Total	Remainder of 2017	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Outstanding debt	$3,775	$—	$300	$1,350	$2,125
Capital lease obligations	11	4	6	1	—
Interest payments on outstanding debt	1,593	107	300	228	958
Operating leases	648	137	242	115	154
Purchase obligations	2,068	226	494	416	932
Merger consideration obligations	3	2	1	—	—
Total contractual obligations	$8,098	$476	$1,343	$2,110	$4,169

A full description of the terms of our indebtedness and related debt service requirements and our future payments of our outstanding debt is contained in Note 13 to the consolidated financial statements in our 2016 Annual Report on Form 10-K.

Interest payments on our outstanding debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of March 31, 2017 applied to the March 31, 2017 balances, which are assumed to remain outstanding through their maturity dates.

A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases is contained in Note 17 to the consolidated financial statements in our 2016 Annual Report on Form 10-K.

Purchase obligations include: our noncancelable commitments to purchase product or services as described in Note 17 to the consolidated financial statements in our 2016 Annual Report on Form 10-K; and purchase obligations under our ten year agreement entered into in September 2016 with a third party to outsource our billing and related operations for the majority of our net revenues. Services under the agreement commenced during the fourth quarter of 2016. The agreement includes an annual fee, which is subject to adjustment based on certain changes in our requisition volume and the achievement of various performance metrics. A discussion of the agreement to outsource our billing and related operations is contained in Note 17 to consolidated financial statements in our 2016 Annual Report on Form 10-K.

A full discussion and analysis regarding our acquisition of Steward Health Care Systems, LLC's laboratory outreach business and the related merger consideration obligation is contained in Note 5 to the consolidated financial statements in our 2016 Annual Report on Form 10-K.

As of March 31, 2017, our total liabilities associated with unrecognized tax benefits were approximately $98 million, which were excluded from the table above. We expect that these liabilities may decrease by less than $11 million within the next twelve months, primarily as a result of payments, settlements, expiration of statutes of limitations and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 8 to the consolidated financial statements in our 2016 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass"), we granted UMass the right to require us to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of March 31, 2017, the fair value of the redeemable noncontrolling interest on the interim unaudited consolidated balance sheet was $78 million, which was excluded from the table above. Since the redemption of the noncontrolling interest is outside of our control, we cannot make a reasonably reliable estimate of the timing of the future payment, if any, of the redeemable noncontrolling interest. For further details regarding the redeemable noncontrolling interest, see Note 8 to the interim unaudited consolidated financial statements and Note 15 to the consolidated financial statements in our 2016 Annual Report on Form 10-K.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of March 31, 2017, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

For further details regarding related party transactions with our equity method investees, see Note 12 to the interim unaudited consolidated financial statements and Note 20 to the consolidated financial statements in our 2016 Annual Report on Form 10-K.

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

As of March 31, 2017, $1.3 billion of borrowing capacity was available under our existing credit facilities consisting of $529 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

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

During the first quarter of 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 10 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2017.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2017 – January 31, 2017
Share Repurchase Program (A)	—	$—	—	$1,382,116
Employee Transactions (B)	600	$92.48	N/A	N/A
February 1, 2017 – February 28, 2017
Share Repurchase Program (A)	690,216	$93.85	690,216	$1,317,336
Employee Transactions (B)	116,810	$94.89	N/A	N/A
March 1, 2017 – March 31, 2017
Share Repurchase Program (A)	865,657	$98.45	865,657	$1,232,116
Employee Transactions (B)	112,692	$98.12	N/A	N/A
Total
Share Repurchase Program (A)	1,555,873	$96.41	1,555,873	$1,232,116
Employee Transactions (B)	230,102	$96.47	N/A	N/A

(A)
Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $8 billion of share repurchases of our common stock through March 31, 2017. The share repurchase authorization has no set expiration or termination date.

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

Item 6.	Exhibits

Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20170331.xml

101.SCH	dgx-20170331.xsd

101.CAL	dgx-20170331_cal.xml

101.DEF	dgx-20170331_def.xml

101.LAB	dgx-20170331_lab.xml

101.PRE	dgx-20170331_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 21, 2017
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
Chairman, President and
Chief Executive Officer

By	/s/ Mark J. Guinan
Mark J. Guinan
Executive Vice President and
Chief Financial Officer