Form 10-Q
period 2017-06-30
QUEST DIAGNOSTICS INC
filed 2017-07-25
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
Commission file number 001-12215

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 13, 2017, there were outstanding 136,405,503 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$1,943	$1,906	$3,842	$3,769

Operating costs and expenses and other operating income:
Cost of services	1,170	1,155	2,335	2,299
Selling, general and administrative	437	430	874	872
Amortization of intangible assets	18	17	35	36
Gain on disposition of business	—	(118)	—	(118)
Other operating (income) expense, net	(1)	—	—	1
Total operating costs and expenses, net	1,624	1,484	3,244	3,090

Operating income	319	422	598	679

Other income (expense):
Interest expense, net	(38)	(34)	(74)	(70)
Other income (expense), net	11	(5)	14	(54)
Total non-operating expenses, net	(27)	(39)	(60)	(124)

Income before income taxes and equity in earnings of equity method investees	292	383	538	555
Income tax expense	(94)	(183)	(172)	(250)
Equity in earnings of equity method investees, net of taxes	9	9	16	19
Net income	207	209	382	324
Less: Net income attributable to noncontrolling interests	14	14	25	26
Net income attributable to Quest Diagnostics	$193	$195	$357	$298

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.40	$1.38	$2.59	$2.10

Diluted	$1.37	$1.37	$2.53	$2.08

Weighted average common shares outstanding:
Basic	137	140	137	141
Diluted	140	142	140	143

Dividends per common share	$0.45	$0.40	$0.90	$0.80

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$207	$209	$382	$324

Other comprehensive income (loss):
Currency translation	8	(15)	12	(18)
Market valuation, net of taxes	—	(1)	—	(1)
Net deferred loss on cash flow hedges, net of taxes	—	—	—	1
Other comprehensive income (loss)	8	(16)	12	(18)

Comprehensive income	215	193	394	306
Less: Comprehensive income attributable to noncontrolling interests	14	14	25	26
Comprehensive income attributable to Quest Diagnostics	$201	$179	$369	$280

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2017 AND DECEMBER 31, 2016
(unaudited)
(in millions, except per share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$314	$359
Accounts receivable, net of allowance for doubtful accounts of $291 and $265 as of June 30, 2017 and December 31, 2016, respectively	947	926
Inventories	83	82
Prepaid expenses and other current assets	156	164
Total current assets	1,500	1,531
Property, plant and equipment, net	1,045	1,029
Goodwill	6,080	6,000
Intangible assets, net	949	949
Investment in equity method investees	451	443
Other assets	146	148
Total assets	$10,171	$10,100

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$912	$975
Current portion of long-term debt	5	6
Total current liabilities	917	981
Long-term debt	3,732	3,728
Other liabilities	709	654
Commitments and contingencies
Redeemable noncontrolling interest	80	77
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both June 30, 2017 and December 31, 2016; 216 shares issued as of both June 30, 2017 and December 31, 2016	2	2
Additional paid-in capital	2,565	2,545
Retained earnings	6,847	6,613
Accumulated other comprehensive loss	(60)	(72)
Treasury stock, at cost; 80 shares and 79 shares as of June 30, 2017 and December 31, 2016, respectively	(4,657)	(4,460)
Total Quest Diagnostics stockholders’ equity	4,697	4,628
Noncontrolling interests	36	32
Total stockholders’ equity	4,733	4,660
Total liabilities and stockholders’ equity	$10,171	$10,100

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(unaudited)
(in millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$382	$324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128	123
Provision for doubtful accounts	165	167
Deferred income tax provision	79	(4)
Stock-based compensation expense	37	36
Gain on disposition of business	—	(118)
Other, net	(8)	9
Changes in operating assets and liabilities:
Accounts receivable	(185)	(249)
Accounts payable and accrued expenses	(93)	23
Income taxes payable	(3)	141
Other assets and liabilities, net	(12)	12
Net cash provided by operating activities	490	464

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(112)	(135)
Disposition of businesses	1	275
Escrow proceeds associated with disposition of business	25	—
Capital expenditures	(107)	(104)
Decrease (increase) in investments and other assets	1	(9)
Net cash (used in) provided by investing activities	(192)	27

Cash flows from financing activities:
Proceeds from borrowings	—	1,869
Repayments of debt	(3)	(1,720)
Purchases of treasury stock	(300)	(390)
Exercise of stock options	97	38
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(23)	(9)
Dividends paid	(124)	(111)
Distributions to noncontrolling interests	(20)	(19)
Other financing activities, net	30	1
Net cash used in financing activities	(343)	(341)

Net change in cash and cash equivalents	(45)	150
Cash and cash equivalents, beginning of period	359	133
Cash and cash equivalents, end of period	$314	$283

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(unaudited)
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2016	137	$2	$2,545	$6,613	$(72)	$(4,460)	$32	$4,660	$77
Net income				357			22	379	3
Other comprehensive income, net of taxes					12			12
Dividends declared				(123)				(123)
Distributions to noncontrolling interests							(20)	(20)
Issuance of common stock under benefit plans	—		6			6		12
Stock-based compensation expense			35			2		37
Exercise of stock options	2		2			95		97
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(23)					(23)
Purchases of treasury stock	(3)					(300)		(300)
Other							2	2
Balance, June 30, 2017	136	$2	$2,565	$6,847	$(60)	$(4,657)	$36	$4,733	$80

Balance, December 31, 2015	143	$2	$2,481	$6,199	$(38)	$(3,960)	$29	$4,713	$70
Net income				298			22	320	4
Other comprehensive loss, net of taxes					(18)			(18)
Dividends declared				(113)				(113)
Distributions to noncontrolling interests							(19)	(19)
Issuance of common stock under benefit plans			3			8		11
Stock-based compensation expense			34			2		36
Exercise of stock options	1		1			37		38
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(9)					(9)
Purchases of treasury stock	(5)		(38)			(352)		(390)
Balance, June 30, 2016	139	$2	$2,472	$6,384	$(56)	$(4,265)	$32	$4,569	$74

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

•	increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
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

In June 2016, the FASB issued an ASU that changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU is effective for the Company in the first quarter of 2020 and must be adopted using a modified retrospective transition approach. The Company is currently assessing the impact of the adoption of this ASU on the Company’s results of operations, financial position and cash flows.

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

In January 2017, the FASB issued an ASU that provides guidance on evaluating when a set of transferred assets and activities (set) is a business. If an entity determines that substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the asset is not a business. If this threshold is not met, then the entity needs to evaluate whether the asset includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The ASU is effective for the Company in the first quarter of 2018 with early adoption permitted and must be applied prospectively. The future impact of the adoption of this ASU on the Company’s results of operations, financial position and cash flows will be dependent upon the nature of any future acquisitions or dispositions made by the Company.

In January 2017, the FASB issued an ASU that simplifies the quantitative test for goodwill impairment. The guidance eliminates step two in the current two-step process so that any goodwill impairment is measured as the amount by which the reporting unit’s carrying amount exceeds its fair value. The ASU is effective for the Company in the first quarter of 2020 with early adoption permitted and must be applied prospectively. The Company does not expect the adoption of this ASU to have a material impact on its results of operations, financial position and cash flows.

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$193	$195	$357	$298
Less: Earnings allocated to participating securities	—	1	1	1
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$193	$194	$356	$297

Weighted average common shares outstanding – basic	137	140	137	141
Effect of dilutive securities:
Stock options and performance share units	3	2	3	2
Weighted average common shares outstanding – diluted	140	142	140	143

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.40	$1.38	$2.59	$2.10

Diluted	$1.37	$1.37	$2.53	$2.08

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	2	—	1	2

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

Restructuring Charges

The following table provides a summary of the Company's pre-tax restructuring charges for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee separation costs	$2	$3	$5	$6
Facility-related costs	1	—	1	—
Total restructuring charges	$3	$3	$6	$6

The restructuring charges incurred for the three and six months ended June 30, 2017 were primarily associated with various workforce reduction initiatives as the Company continues to simplify and restructure its organization. Of the total restructuring charges incurred during the three months ended June 30, 2017, $2 million and $1 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the six months ended June 30, 2017, $4 million and $2 million were recorded in cost of services and selling, general and administrative expenses, respectively.

The restructuring charges incurred for the three and six months ended June 30, 2016 were primarily associated with various workforce reduction initiatives as the Company continued to simplify and restructure its organization. Of the total restructuring charges incurred during the three months ended June 30, 2016, $2 million and $1 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the six months ended June 30, 2016, $3 million and $3 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Charges for all periods presented were primarily recorded in the Company's DIS business.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The restructuring liability as of June 30, 2017 and December 31, 2016, which is included in accounts payable and accrued expenses, was $7 million and $9 million, respectively.

5.     BUSINESS ACQUISITIONS

On May 1, 2017, the Company completed the acquisition of the outreach laboratory service business of PeaceHealth ("PHL"), in an all-cash transaction for $102 million. PHL is a healthcare system that provides clinical testing services to physicians, hospitals, and clinics in Oregon, Washington and Alaska. The assets acquired principally consist of $72 million of tax deductible goodwill and $30 million of customer-related intangible assets. The intangible assets are being amortized over a useful life of 15 years. The goodwill recorded primarily includes the expected synergies resulting from combining the operations of PHL with those of the Company and the value associated with an assembled workforce and other intangible assets that do not qualify for separate recognition. The acquired outreach laboratory service business of PHL is included in the Company's DIS business. For further details regarding business segment information, see Note 12.

Supplemental pro forma combined financial information has not been presented as the impact of the PHL acquisition is not material to the Company's consolidated financial statements.

For details regarding the Company's 2016 acquisitions, see Note 5 to the consolidated financial statements in the Company's 2016 Annual Report on Form 10-K.

6.     FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2017	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$54	$54	$—	$—
Cash surrender value of life insurance policies	34	—	34	—
Available-for-sale equity securities	3	3	—	—
Total	$91	$57	$34	$—

Liabilities:
Deferred compensation liabilities	$96	$—	$96	$—
Interest rate swaps	77	—	77	—
Contingent consideration	1	—	—	1
Total	$174	$—	$173	$1

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

The Company offers certain employees the opportunity to participate in non-qualified supplemental deferred compensation plans. A participant's deferrals, together with Company matching credits, are invested in a variety of participant-directed stock and bond mutual funds that are classified as trading securities. The trading securities are classified within Level 1 because the changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held, exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation. The deferred compensation liabilities are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the trading securities.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The probability-weighted cash flows were then discounted using a discount rate of 2.8%. The remaining $1 million of contingent consideration is expected to be paid in 2018.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of June 30, 2017 and December 31, 2016, the fair value of the Company’s debt was estimated at $4.0 billion and $3.9 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the six months ended June 30, 2017 and for the year ended December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Balance, beginning of period	$6,000	$5,905
Goodwill acquired during the period	80	95
Balance, end of period	$6,080	$6,000

Principally all of the Company’s goodwill as of June 30, 2017 and December 31, 2016 was associated with its DIS business.

For the six months ended June 30, 2017, goodwill acquired during the period was principally associated with the PHL acquisition (see Note 5). For the year ended December 31, 2016, goodwill acquired was principally associated with the acquisition of the outreach laboratory service business of Clinical Laboratory Partners, LLC. For details regarding the Company's 2016 acquisitions, see Note 5 to the consolidated financial statements in the Company's 2016 Annual Report on Form 10-K.

Intangible assets at June 30, 2017 and December 31, 2016 consisted of the following:

	Weighted Average Amortization Period (in years)	June 30, 2017			December 31, 2016
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	18	$1,004	$(373)	$631	$971	$(346)	$625
Non-compete agreements	6	7	(5)	2	6	(4)	2
Technology	18	94	(42)	52	93	(40)	53
Other	9	103	(75)	28	103	(70)	33
Total	18	1,208	(495)	713	1,173	(460)	713

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$1,444	$(495)	$949	$1,409	$(460)	$949

Amortization expense related to intangible assets was $18 million and $17 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, amortization expense related to intangible assets was $35 million and $36 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2017 is as follows:

Year Ending December 31,
Remainder of 2017	$36
2018	67
2019	67
2020	66
2021	60
2022	57
Thereafter	360
Total	$713

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges as of both June 30, 2017 and December 31, 2016 was $10 million. The loss recognized on the Company's cash flow hedges for the three and six months ended June 30, 2017 and 2016, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $3 million.

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. A summary of the notional amounts of these interest rate swaps as of June 30, 2017 and December 31, 2016 was as follows:

	Notional Amount
Debt Instrument	June 30, 2017	December 31, 2016

4.25% Senior Notes due April 2024	250	250
3.50% Senior Notes due March 2025	600	600
3.45% Senior Notes due June 2026	350	350
	$1,200	$1,200

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

Since inception, the fair value hedges have been effective or highly effective; therefore, there was no impact on earnings for the three and six months ended June 30, 2017 and 2016 as a result of hedge ineffectiveness.

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
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows:

	June 30, 2017		December 31, 2016
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Liability Derivatives:
Interest rate swaps	Other liabilities	$77	Other liabilities	$88

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

A full description regarding the Company's use of derivative financial instruments is contained in Note 14 to the consolidated financial statements in the Company's 2016 Annual Report on Form 10-K.

9.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Stockholders' Equity

Components of Comprehensive Income (Loss)

Comprehensive income (loss) includes: foreign currency translation adjustments; market value adjustments, which represent unrealized holding gains (losses) on available-for-sale securities, net of taxes; and net deferred loss on cash flow hedges, which represents deferred losses, net of taxes on interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 8). For the three and six months ended June 30, 2017 and 2016, the tax effects related to the deferred losses on cash flow hedges and market valuation adjustments were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

Dividend Program

During the first and second quarters of 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.45 per common share. During each of the first three quarters of 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.40 per common share. During the fourth quarter of 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.45 per common share.

Share Repurchase Program

As of June 30, 2017, $1.1 billion remained available under the Company’s share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the six months ended June 30, 2017, the Company repurchased 3.0 million shares of its common stock for $300 million.

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

Shares Reissued from Treasury Stock

For the six months ended June 30, 2017 and 2016, the Company reissued 1.8 million shares and 0.9 million shares, respectively, from treasury stock for employee benefit plans.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Redeemable Noncontrolling Interest

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. The Company will record changes in the fair value of the noncontrolling interest immediately as they occur. As of June 30, 2017, the redeemable noncontrolling interest was presented at its fair value.

10.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow and other data for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation expense	$48	$44	$93	$87
Amortization expense	18	17	35	36
Depreciation and amortization expense	$66	$61	$128	$123

Interest expense	$(38)	$(35)	$(75)	$(71)
Interest income	—	1	1	1
Interest expense, net	$(38)	$(34)	$(74)	$(70)

Interest paid	$31	$22	$77	$75
Income taxes paid	$105	$117	$113	$121

Accounts payable associated with capital expenditures	$13	$12	$13	$12
Dividends payable	$62	$56	$62	$56

Businesses acquired:
Fair value of assets acquired	$113	$—	$114	$135
Fair value of liabilities assumed	—	—	—	—
Fair value of net assets acquired	$113	$—	$114	$135
Merger consideration paid (payable), net	(2)	—	(2)	—
Cash paid for business acquisitions	111	—	112	135
Less: Cash acquired	—	—	—	—
Business acquisitions, net of cash acquired	$111	$—	$112	$135

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

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $71 million in letters of credit under the secured receivables credit facility were outstanding as of June 30, 2017. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

Settlements and Agreement in Principle

In June 2010, the Company received a subpoena from the Florida Attorney General's Office seeking documents relating to the Company's pricing and billing practices as they relate to Florida’s Medicaid program.  The Company cooperated with the requests.  In November 2013, the State of Florida intervened as a plaintiff in a civil lawsuit, Florida ex rel. Hunter Laboratories LLC v. Quest Diagnostics Incorporated, et al., filed in Florida Circuit Court.  The suit, originally filed by a competitor laboratory, alleges that the Company overcharged Florida’s Medicaid program.  The Company's motion to dismiss the state's amended complaint was denied.  The Company filed a motion for summary judgment on the primary claim in the case; the motion was granted.  The court found that the Company had properly billed the Medicaid program the Company’s “usual and customary charge.”  The Company had filed a motion for summary judgment on the state’s remaining claim. The parties recently reached an agreement in principle to resolve this matter, subject to further negotiation of terms and conditions.

In April 2015, a qui tam civil lawsuit entitled United States ex rel. Mayes v. Berkeley HeartLab, Inc., et al., filed in the U.S. District Court for the District of South Carolina, was unsealed.  The complaint alleges that certain alleged business practices of the defendants violate the False Claims Act, and seeks monetary relief.  The United States has intervened as a plaintiff as to Berkeley HeartLab, Inc., a subsidiary of the Company and filed a complaint in intervention; the United States did not intervene as a plaintiff as to Quest Diagnostics Incorporated.  The Company previously reported that the parties had reached an agreement in principle to resolve these matters. The parties have finalized the settlement agreement, and the case has been dismissed as to Berkeley HeartLab and Quest Diagnostics.

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

These matters are in different stages.  Some of these matters are in their early stages.  Matters may involve responding to and cooperating with various government investigations and related subpoenas.  As of June 30, 2017, the Company does not believe that material losses related to legal matters described above are probable.

Reserves for legal matters, other than the matters described in Settlements and Agreement in Principle, totaled $2 million and $5 million as of June 30, 2017 and December 31, 2016, respectively.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $119 million and $117 million as of June 30, 2017 and December 31, 2016, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

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

As of June 30, 2017, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

The following table is a summary of segment information for the three and six months ended June 30, 2017 and 2016. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets, gain on the disposition of business, and other operating income and expenses net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the consolidated financial statements contained in the Company’s 2016 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues:
DIS business	$1,855	$1,809	$3,667	$3,565
All other operating segments	88	97	175	204
Total net revenues	$1,943	$1,906	$3,842	$3,769

Operating earnings (loss):
DIS business	$347	$328	$653	$606
All other operating segments	17	17	30	38
General corporate activities	(45)	77	(85)	35
Total operating income	319	422	598	679
Non-operating expenses, net	(27)	(39)	(60)	(124)
Income before income taxes and equity in earnings of equity method investees	292	383	538	555
Income tax expense	(94)	(183)	(172)	(250)
Equity in earnings of equity method investees, net of taxes	9	9	16	19
Net income	207	209	382	324
Less: Net income attributable to noncontrolling interests	14	14	25	26
Net income attributable to Quest Diagnostics	$193	$195	$357	$298

13.    RELATED PARTIES

The Company's equity method investees primarily consist of its clinical trials central laboratory services joint venture and its diagnostic information services joint ventures, which are accounted for under the equity method of accounting. During the three months ended June 30, 2017 and 2016, the Company recognized net revenues of $11 million and $8 million, respectively, associated with diagnostic information services provided to its equity method investees. During the six months ended June 30, 2017 and 2016, the Company recognized net revenues of $20 million and $16 million, respectively, associated with such services. As of June 30, 2017 and December 31, 2016, there was $13 million and $10 million, respectively, of accounts receivable from equity method investees related to such services.

During the three months ended June 30, 2017 and 2016, the Company recognized income of $5 million and $4 million, respectively, associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. During each of the six months ended June 30, 2017 and 2016, the Company recognized income of $9 million associated with the performance of such services classified within selling, general and administrative expenses. As of June 30, 2017 and December 31, 2016, there was $14 million and $5 million, respectively, of other receivables from equity method investees included in prepaid expenses and other current assets related to these service agreements and other transition related items. In addition, accounts payable and accrued expenses as of June 30, 2017 and December 31, 2016 included $16 million and $9 million, respectively, due to equity method investees.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

14.    TAXES ON INCOME

For the three and six months ended June 30, 2017, the effective income tax rate was 32.1% and 32.0%, respectively. Income tax expense and the effective income tax rate for the three and six months ended June 30, 2017 benefited from $13 million and $29 million, respectively of excess tax benefits associated with stock-based compensation arrangements.

For the three and six months ended June 30, 2016, the effective income tax rate was 47.7% and 45.0%, respectively. Income tax expense for the three and six months ended June 30, 2016 included $2 million and $4 million, respectively of excess tax benefits associated with stock-based compensation arrangements. For both the three and six months ended June 30, 2016 income tax expense includes $84 million associated with the sale of the Focus Diagnostics products business, consisting of $91 million of current income taxes payable and a deferred tax benefit of $7 million. The income tax expense from the sale of the Focus Diagnostics products business resulted in a combined tax rate of 71.4%, which was significantly in excess of the statutory rate primarily due to a lower tax basis in the assets sold, specifically the goodwill associated with the disposition.

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

15.    SUBSEQUENT EVENTS

In June 2017, the Company entered into definitive agreements to acquire the laboratory businesses of Med Fusion and Clear Point for $150 million in an all-cash transaction which closed on July 14, 2017. Med Fusion and Clear Point provide precision medicine diagnostics to aid cancer treatment nationwide and the acquired businesses will form the basis for the Company's first national center of excellence in precision diagnostics for oncology. The final consideration is subject to post closing adjustments related to working capital.

The preliminary purchase price allocations for the Med Fusion and Clear Point acquisitions, which will be accounted for as business combinations, are not provided as the appraisals necessary to assess fair values of assets acquired and liabilities assumed are not yet complete, but a significant portion of the purchase price is expected to be allocated to intangible assets and goodwill.

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

Second Quarter Highlights

•	Our total net revenues of $1.9 billion were 1.9% above the prior year period. The Focus Sale negatively impacted revenue growth by 0.4%.

•	In our DIS business:

◦	Revenues of $1.9 billion increased by 2.5% compared to the prior year period.

◦	Volume, measured by the number of requisitions, increased 1.8% compared to the prior year period.

◦	Revenue per requisition increased by 0.7% compared to the prior year period.

•	DS revenues of $88 million were 9.0% below the prior year period primarily due to the Focus Sale.

•	Net income attributable to Quest Diagnostics' stockholders was $193 million, or $1.37 per diluted share, in 2017, compared to $195 million, or $1.37 per diluted share, in 2016.

•	Net cash provided by operating activities was $490 million in 2017, compared to $464 million in 2016.

Two Point Strategy

Our two point strategy is described in detail in "Item 1. Business: Our Strategy and Strengths" in our 2016 Annual Report on Form 10-K. During the six months ended June 30, 2017, we continued to execute on our strategy as follows:

Acquisition of the Outreach Laboratory Service Business of PeaceHealth Laboratories

On May 1, 2017, we completed the acquisition of the outreach laboratory services operations of PeaceHealth Laboratories ("PeaceHealth"), in an all-cash transaction for $102 million. The acquired outreach laboratory service business of PeaceHealth is included in our DIS business. Under a professional laboratory services agreement, Quest will also manage 11 laboratories, which PeaceHealth will continue to own.

Acquisition of Med Fusion and Clear Point

In June 2017, we entered into definitive agreements to acquire the laboratory businesses of Med Fusion and Clear Point in an all-cash transaction which closed on July 14, 2017. Med Fusion and Clear Point provide precision medicine diagnostics to aid cancer treatment nationwide and the acquired businesses will form the basis for the Company's first national center of excellence in precision diagnostics for oncology.

For details regarding our acquisitions, see Note 5 to the interim unaudited consolidated financial statements and Note 5 to the consolidated financial statements in our 2016 Annual Report on Form 10-K.

Collaboration with Wal-Mart

In June 2017, we announced our collaboration with Wal-Mart Stores, Inc. ("Wal-Mart") to help improve access to care and, over time, help lower healthcare costs through providing basic healthcare services. The collaboration will initially launch with a select number of co-branded sites within Wal-Mart stores, which will initially provide laboratory testing services. Over time, service offerings are expected to expand to include other basic healthcare services.

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

In January 2015, we adopted a course of action related to this multi-year program. We developed a high-level estimate of the total pre-tax charges expected to be incurred in 2015 through 2017 in connection with the course of action for the program: $300 million. During 2015 and 2016, we incurred $89 million and $63 million, respectively, of charges in connection with the courses of action. In February 2017, we developed high-level estimates of the pre-tax charges expected to be incurred in connection with the new course of action under the program for 2017 totaling $60 million to $80 million, consisting of up to $10 million of employee separation costs and $60 million to $70 million of systems conversion and integration costs. For the six months ended June 30, 2017, we incurred $32 million in connection with the course of action.

All of the total estimated pre-tax charges expected to be incurred in 2017 will result in cash expenditures. The actual charges incurred in connection with the course of action in 2017 could be materially different from these estimates. As detailed plans to implement the course of action are approved and executed, it will result in charges to earnings.

From 2012 through 2014, the cumulative charges incurred in connection with the Invigorate program were $266 million, including $178 million of cumulative pre-tax employee separation costs and other restructuring related costs. From

2015 through June 30, 2017, the cumulative charges incurred in connection with the Invigorate program were $184 million, including $53 million of cumulative pre-tax employee separation costs and other restructuring related costs.

For further details of the Invigorate program and associated costs, see Note 4 to the interim unaudited consolidated financial statements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2016 Annual Report on Form 10-K.

Results of Operations

The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Increase (Decrease)	% Increase (Decrease)	2017	2016	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions)
Net revenues:
DIS business	$1,855	$1,809	$46	2.5%	$3,667	$3,565	$102	2.9%
DS businesses	88	97	(9)	(9.0)	175	204	(29)	(14.3)
Total net revenues	$1,943	$1,906	$37	1.9%	$3,842	$3,769	$73	1.9%

Operating costs and expenses and other operating income:
Cost of services	$1,170	$1,155	$15	1.3%	$2,335	$2,299	$36	1.6%
Selling, general and administrative	437	430	7	1.5	874	872	2	0.2
Amortization of intangible assets	18	17	1	NM	35	36	(1)	(4.0)
Gain on disposition of business	—	(118)	118	NM	—	(118)	118	NM
Other operating (income) expense, net	(1)	—	(1)	NM	—	1	(1)	NM
Total operating costs and expenses, net	$1,624	$1,484	$140	9.5%	$3,244	$3,090	$154	5.0%

Operating income	$319	$422	$(103)	(24.6)%	$598	$679	$(81)	(12.0)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Increase (Decrease)	% Increase (Decrease)	2017	2016	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions, except per share amounts)
Other income (expense):
Interest expense, net	$(38)	$(34)	$4	9.3%	$(74)	$(70)	$4	4.5%
Other income (expense), net	11	(5)	(16)	NM	14	(54)	(68)	NM
Total non-operating expenses, net	$(27)	$(39)	$(12)	(29.9)%	$(60)	$(124)	$(64)	(51.8)%

Income tax expense	$(94)	$(183)	$(89)	(48.8)%	$(172)	$(250)	$(78)	(31.1)%
Effective income tax rate	32.1%	47.7%	(15.6)%	NM	32.0%	45.0%	(13.0)%	NM

Equity in earnings of equity method investees, net of taxes	$9	$9	$—	NM	$16	$19	$(3)	(14.4)%

Net income attributable to Quest Diagnostics	$193	$195	$(2)	(0.9)%	$357	$298	$59	19.8%

Diluted earnings per common share attributable to Quest Diagnostics’ common stockholders	$1.37	$1.37	$—	—%	$2.53	$2.08	$0.45	21.6%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues:
DIS business	95.4%	94.9%	95.4%	94.6%
DS businesses	4.6	5.1	4.6	5.4
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	60.2%	60.6%	60.8%	61.0%
Selling, general and administrative	22.5	22.6	22.7	23.1
Amortization of intangible assets	0.9	0.9	0.9	1.0
Gain on disposition of business	—	(6.2)	—	(3.1)
Other operating (income) expense, net	—	—	—	—
Total operating costs and expenses, net	83.6%	77.9%	84.4%	82.0%

Operating income	16.4%	22.1%	15.6%	18.0%

Bad debt expense	4.2%	4.2%	4.3%	4.4%

Operating Results

Results for the three months ended June 30, 2017 were affected by certain items that on a net basis benefited earnings per share by $0.02 as follows:

•	excess tax benefits associated with stock-based compensation arrangements of $13 million, or $0.10 per diluted share, recorded in income tax expense,

•
pre-tax charges of $23 million ($9 million in cost of services, $13 million in selling, general and administrative expenses, and $1 million in equity in earnings of equity method investees, net of taxes), or $0.10 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; and

•
pre-tax gain of $7 million, or $0.03 per diluted share recorded in other income (expense), net related to the sale of an interest in an equity method investment, which was partially offset by $2 million, or $0.01 per diluted share in costs incurred related to certain legal matters recorded in selling, general and administrative expenses.

Results for the six months ended June 30, 2017 were affected by certain items that on a net basis benefited diluted earnings per share by $0.05 as follows:

•	excess tax benefits associated with stock-based compensation arrangements of $29 million, or $0.21 per diluted share, recorded in income tax expense;

•
pre-tax charges of $41 million ($19 million in cost of services, $21 million in selling, general and administrative expenses and $1 million in equity earnings of equity method investees), or $0.18 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; and

•
pre-tax gain of $7 million, or $0.03 per diluted share recorded in other income (expense), net related to the sale of an interest in an equity method investment, which was partially offset by $2 million, or $0.01 per diluted share in costs incurred related to certain legal matters recorded in selling, general and administrative expenses.

Results for the three months ended June 30, 2016 were affected by certain items that on a net basis benefited diluted earnings per share by $0.14 as follows:

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

•	excess tax benefits associated with stock-based compensation arrangements of $2 million, or $0.02 per diluted share, recorded in income tax expense.

Results for the six months ended June 30, 2016 were affected by certain items that on a net basis reduced diluted earnings per share by $0.17 as follows:

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

•	excess tax benefits associated with stock-based compensation arrangements of $4 million, or $0.03 per diluted share, recorded in income tax expense.

Net Revenues

Net revenues for the three months ended June 30, 2017 increased by 1.9% compared to the prior year period. The Focus Sale negatively impacted revenue growth by 0.4%.

DIS revenues for the three months ended June 30, 2017 increased by 2.5% compared to the prior year period, which reflects continuing expansion of hospital health system relationships and growth in non-routine (including advanced diagnostics) testing. Organic growth (growth excluding the impact of acquisitions) and acquisitions contributed approximately 2.1% and 0.4%, respectively, to DIS revenue growth. DIS volume, measured by the number of requisitions, increased 1.8%, with organic growth and acquisitions contributing approximately 1.4% and 0.4%, respectively, to DIS volume growth. Revenue per requisition increased by 0.7% compared to the prior year period. Revenue per requisition benefited from favorable test mix partially offset by moderate pricing pressure of less than 1% and lower revenue per requisition associated with our growth in professional lab services engagements.

Combined revenues in our DS businesses for the three months ended June 30, 2017, decreased by 9.0% compared to the prior year period primarily due to the Focus Sale.

Net revenues for the six months ended June 30, 2017 increased by 1.9% compared to the prior year period. The Focus Sale negatively impacted revenue growth by 0.7%.

DIS revenues for the six months ended June 30, 2017 increased by 2.9% compared to the prior year period, which reflects continuing expansion of hospital health system relationships and growth in non-routine (including advanced diagnostics) testing. Organic growth and acquisitions contributed approximately 2.4% and 0.5%, respectively, to DIS revenue growth. DIS volume, measured by the number of requisitions, increased 2.6%, with organic growth and acquisitions contributing approximately 2.1% and 0.5%, respectively, to DIS volume growth. Revenue per requisition increased by 0.2% compared to the prior year period. Revenue per requisition benefited from favorable test mix partially offset by moderate pricing pressure of less than 1% and lower revenue per requisition associated with our growth in professional lab services engagements.

Combined revenues in our DS businesses for the six months ended June 30, 2017, decreased by 14.3% compared to the prior year period primarily due to the Focus Sale.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

Cost of services increased $15 million for the three months ended June 30, 2017 compared to the prior year period. The increase was primarily driven by higher compensation and benefits and supplies expense related to increased testing volume.

Cost of services increased $36 million for the six months ended June 30, 2017 compared to the prior year period. The increase was primarily driven by higher compensation and benefits and supplies expense related to increased testing volume, partially offset by lower costs as a result of the Focus Sale.

Selling, General and Administrative Expenses ("SG&A")

SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense and general management and administrative support as well as administrative facility costs.

SG&A increased $7 million for the three months months ended June 30, 2017 compared to the prior year period primarily driven by higher costs associated with our Invigorate program. Bad debt expense for the three months months ended June 30, 2017 was consistent with the prior year period.

SG&A for the six months ended June 30, 2017 was consistent with the prior year period. Bad debt expense decreased $2 million for the six months months ended June 30, 2017 compared to the prior year period.

Gain on Disposition of Business

The gain on disposition of business for the three and six months ended June 30, 2016 is a result of the Focus Sale.

Interest Expense, net

Interest expense, net increased for the three and six months ended June 30, 2017 compared to the prior year period primarily driven by higher outstanding debt balances as a result of the issuance of senior notes in 2016 and higher interest rates associated with our variable rate indebtedness.

Other Income (Expense), net

Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments, other non-operating assets and early retirement of debt.

Other income (expense), net for the three and six months ended June 30, 2017, included a $7 million gain on the sale of an interest in an equity method investment.

Other income (expense), net for the six months ended June 30, 2016, included the loss on retirement of debt of $48 million associated with the March 2016 cash tender offer.

Income Tax Expense

Both income tax expense and the effective income tax rate decreased for the three months ended June 30, 2017 compared to the prior year period. The decrease was primarily driven by the Focus Sale in 2016 combined with an increase of $11 million in excess tax benefits associated with stock-based compensation arrangements over the prior year period.

Both income tax expense and the effective income tax rate decreased for the six months ended June 30, 2017 compared to the prior year period. The decrease was primarily driven by the Focus Sale in 2016 combined with an increase of $25 million in excess tax benefits associated with stock-based compensation arrangements over the prior year period. The decrease in the income tax expense was partially offset by other increases in pre-tax income.

The Focus Sale resulted in $84 million of income tax expense recorded in 2016 and had a combined tax rate of 71.4%, which was significantly in excess of the statutory rate primarily due to a lower tax basis in the assets sold, specifically the goodwill associated with the disposition.

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

As of June 30, 2017 and December 31, 2016, the fair value of our debt was estimated at approximately $4.0 billion and $3.9 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of June 30, 2017 and December 31, 2016, the estimated fair value exceeded the carrying value of the debt by $230 million and $165 million, respectively. A hypothetical 10% increase in interest rates (representing 41 basis points as of June 30, 2017 and 39 basis points as of December 31, 2016) would potentially reduce the estimated fair value of our debt by approximately $94 million and $102 million as of June 30, 2017 and December 31, 2016, respectively.

Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. As of June 30, 2017, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly rated issuers plus 0.66%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. As of June 30, 2017, the weighted average LIBOR was 1.2%. As of June 30, 2017, there were no borrowings outstanding under our $600 million secured receivables credit facility and no borrowings outstanding under our $750 million senior unsecured revolving credit facility.

The notional amount of fixed-to-variable interest rate swaps outstanding as of both June 30, 2017 and December 31, 2016 was $1.2 billion. The aggregate fair value of the fixed-to-variable interest rate swaps was $77 million, in a liability position, as of June 30, 2017.

Based on our net exposure to interest rate changes, a hypothetical 10% change to the variable rate component of our variable rate indebtedness (representing 12 basis points) would not impact annual interest expense materially, assuming no changes to the debt outstanding as of June 30, 2017. A hypothetical 10% change in the forward one-month LIBOR curve (representing a 21 basis point change in the weighted average yield) would potentially change the fair value of our derivative liabilities by $18 million.

For further details regarding our outstanding debt, see Note 13 to the consolidated financial statements included in our 2016 Annual Report on Form 10-K. For details regarding our financial instruments and hedging activities, see Note 8 to the interim unaudited consolidated financial statements and Note 14 to the consolidated financial statements included in our 2016 Annual Report on Form 10-K.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. We regularly evaluate the fair value measurements of our equity investments to determine if losses in value are other than temporary and if an impairment loss has been incurred. The carrying value of our equity investments (excluding investments accounted for under the equity method) was $12 million as of June 30, 2017.

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

Liquidity and Capital Resources

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016
	(dollars in millions)
Net cash provided by operating activities	$490	$464	$26
Net cash (used in) provided by investing activities	(192)	27	(219)
Net cash used in financing activities	(343)	(341)	(2)
Net change in cash and cash equivalents	$(45)	$150	$(195)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash and cash equivalents as of June 30, 2017 totaled $314 million, compared to $359 million as of December 31, 2016.

As of June 30, 2017, approximately 21% of our $314 million of consolidated cash and cash equivalents were held outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States. Further, our current plans do not demonstrate a need to repatriate foreign funds in order to fund U.S. operations. If the foreign cash and cash items are needed for operations in the United States, or we otherwise elect to repatriate the funds, we may be required to accrue and pay United States taxes on a significant portion of these amounts.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2017 was $490 million, compared to $464 million for the six months ended June 30, 2016. This $26 million increase in net cash provided by operating activities was primarily a result of improved collections through management of days sales outstanding in 2017 combined with $47 million of payments made in 2016 related to the retirement of debt and improved operating performance in 2017. These increases were partially offset by payments associated with an additional payroll cycle in 2017.

Days sales outstanding, a measure of billing and collection efficiency, was 43 days as of June 30, 2017, 47 days as of December 31, 2016 and 47 days as of June 30, 2016.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities for the six months ended June 30, 2017 was ($192 million), compared to $27 million for the six months ended June 30, 2016. This $219 million increase in cash used in investing activities was primarily a result of:

•	a $274 million decrease in proceeds from the disposition of businesses, primarily a result of the Focus Sale in 2016; partially offset by

•	a $25 million release of escrow proceeds received in 2017 associated with the Focus Sale; and

•	a $23 million decrease in cash paid for business acquisitions.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 and 2016 was $343 million and $341 million, respectively and was primarily impacted by:

•	$3 million in net repayments (proceeds from borrowings less repayments of debt) in 2017, compared to $149 million in net borrowings in 2016; offset by

•	a $90 million decrease in repurchases of our common stock (see "Share Repurchases" for further details) in 2017; and

•
a $59 million increase in proceeds from the exercise of stock options, which was a result of an increase in the volume of stock options exercised due to the increase in our stock price over the past year.

During the six months ended June 30, 2017, there were no borrowings under either our secured receivables credit facility or senior unsecured revolving credit facility.

In 2016, we completed the issuance of the $500 million principal amount of 3.45% senior notes due June 2026, the March 2016 cash tender offer in which we retired $200 million of aggregate principal amount of our senior notes due 2037 and 2040, and repaid the remaining $150 million outstanding under the 3.2% Senior Notes due April 2016. In addition, we borrowed $1.2 billion under our secured receivables receivables credit facility and $155 million under our senior unsecured revolving credit facility, all of which was repaid as of June 30, 2016.

Dividend Program

During the first and second quarters of 2017, our Board of Directors declared a quarterly cash dividend of $0.45 per common share. During each of the first three quarters of 2016, our Board of Directors declared a quarterly cash dividend of $0.40 per common share. During the fourth quarter of 2016, our Board of Directors declared a quarterly cash dividend of $0.45 per common share. We expect to fund future dividend payments with cash flows from operations.

Share Repurchase Program

As of June 30, 2017, $1.1 billion remained available under our share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the six months ended June 30, 2017, we repurchased 3.0 million shares of our common stock for $300 million.

For the six months ended June 30, 2016, we repurchased 4.8 million shares of our common stock for $352 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of June 30, 2017:

	Payments due by period
Contractual Obligations	Total	Remainder of 2017	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Outstanding debt	$3,775	$—	$300	$1,350	$2,125
Capital lease obligations	10	3	6	1	—
Interest payments on outstanding debt	1,590	78	307	235	970
Operating leases	641	95	262	128	156
Purchase obligations	1,987	143	495	418	931
Merger consideration obligations	4	3	1	—	—
Total contractual obligations	$8,007	$322	$1,371	$2,132	$4,182

A full description of the terms of our indebtedness and related debt service requirements and our future payments of our outstanding debt is contained in Note 13 to the consolidated financial statements in our 2016 Annual Report on Form 10-K.

Interest payments on our outstanding debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of June 30, 2017 applied to the June 30, 2017 balances, which are assumed to remain outstanding through their maturity dates.

A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases is contained in Note 17 to the consolidated financial statements in our 2016 Annual Report on Form 10-K.

Purchase obligations include our noncancelable commitments to purchase products or services as described in Note 17 to the consolidated financial statements in our 2016 Annual Report on Form 10-K.

Merger consideration obligation includes consideration owed on our business acquisitions. For details regarding our acquisitions, see Note 5 to the interim unaudited consolidated financial statements and Note 5 to the consolidated financial statements in our 2016 Annual Report on Form 10-K.

As of June 30, 2017, our total liabilities associated with unrecognized tax benefits were approximately $97 million, which were excluded from the table above. We expect that these liabilities may decrease by less than $9 million within the next twelve months, primarily as a result of payments, settlements, expiration of statutes of limitations and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 8 to the consolidated financial statements in our 2016 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass"), we granted UMass the right to require us to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of June 30, 2017, the fair value of the redeemable noncontrolling interest on the interim unaudited consolidated balance sheet was $80 million, which was excluded from the table above. Since the redemption of the noncontrolling interest is outside of our control, we cannot make a reasonably reliable estimate of the timing of the future payment, if any, of the redeemable noncontrolling interest. For further details regarding the redeemable noncontrolling interest, see Note 9 to the interim unaudited consolidated financial statements and Note 15 to the consolidated financial statements in our 2016 Annual Report on Form 10-K.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of June 30, 2017, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

For further details regarding related party transactions with our equity method investees, see Note 13 to the interim unaudited consolidated financial statements and Note 20 to the consolidated financial statements in our 2016 Annual Report on Form 10-K.

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

As of June 30, 2017, $1.3 billion of borrowing capacity was available under our existing credit facilities consisting of $529 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

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

During the second quarter of 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 11 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the second quarter of 2017.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2017 – April 30, 2017
Share Repurchase Program (A)	—	$—	—	$1,232,116
Employee Transactions (B)	22	$98.74	N/A	N/A
May 1, 2017 – May 31, 2017
Share Repurchase Program (A)	925,424	$106.66	925,424	$1,133,414
Employee Transactions (B)	5,021	$105.82	N/A	N/A
June 1, 2017 – June 30, 2017
Share Repurchase Program (A)	471,926	$108.70	471,926	$1,082,116
Employee Transactions (B)	71	$108.89	N/A	N/A
Total
Share Repurchase Program (A)	1,397,350	$107.35	1,397,350	$1,082,116
Employee Transactions (B)	5,114	$105.84	N/A	N/A

(A)
Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $8 billion of share repurchases of our common stock through June 30, 2017. The share repurchase authorization has no set expiration or termination date.

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

Item 6.	Exhibits

Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20170630.xml

101.SCH	dgx-20170630.xsd

101.CAL	dgx-20170630_cal.xml

101.DEF	dgx-20170630_def.xml

101.LAB	dgx-20170630_lab.xml

101.PRE	dgx-20170630_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
July 25, 2017
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
Chairman, President and
Chief Executive Officer

By	/s/ Mark J. Guinan
Mark J. Guinan
Executive Vice President and
Chief Financial Officer