Form 10-Q
period 2017-09-30
QUEST DIAGNOSTICS INC
filed 2017-10-19
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
Commission file number 001-12215

Quest Diagnostics Incorporated

500 Plaza Drive
Secaucus, NJ 07094
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 12, 2017, there were outstanding 136,299,442 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$1,931	$1,885	$5,773	$5,654

Operating costs and expenses and other operating income:
Cost of services	1,190	1,157	3,525	3,456
Selling, general and administrative	423	409	1,297	1,281
Amortization of intangible assets	19	18	54	54
Gain on disposition of business	—	—	—	(118)
Other operating expense (income), net	1	(21)	1	(20)
Total operating costs and expenses, net	1,633	1,563	4,877	4,653

Operating income	298	322	896	1,001

Other income (expense):
Interest expense, net	(38)	(37)	(112)	(107)
Other (expense) income, net	(2)	4	12	(50)
Total non-operating expenses, net	(40)	(33)	(100)	(157)

Income before income taxes and equity in earnings of equity method investees	258	289	796	844
Income tax expense	(92)	(95)	(264)	(345)
Equity in earnings of equity method investees, net of taxes	9	11	25	30
Net income	175	205	557	529
Less: Net income attributable to noncontrolling interests	14	13	39	39
Net income attributable to Quest Diagnostics	$161	$192	$518	$490

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.18	$1.37	$3.77	$3.46

Diluted	$1.15	$1.34	$3.68	$3.42

Weighted average common shares outstanding:
Basic	137	139	137	141
Diluted	140	142	140	143

Dividends per common share	$0.45	$0.40	$1.35	$1.20

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$175	$205	$557	$529

Other comprehensive income (loss):
Currency translation	8	(5)	20	(23)
Investment adjustments, net of taxes	3	—	3	(1)
Net deferred loss on cash flow hedges, net of taxes	1	—	1	1
Other comprehensive income (loss)	12	(5)	24	(23)

Comprehensive income	187	200	581	506
Less: Comprehensive income attributable to noncontrolling interests	14	13	39	39
Comprehensive income attributable to Quest Diagnostics	$173	$187	$542	$467

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(unaudited)
(in millions, except per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$350	$359
Accounts receivable, net of allowance for doubtful accounts of $286 and $265 as of September 30, 2017 and December 31, 2016, respectively	960	926
Inventories	100	82
Prepaid expenses and other current assets	134	164
Total current assets	1,544	1,531
Property, plant and equipment, net	1,097	1,029
Goodwill	6,164	6,000
Intangible assets, net	1,029	949
Investment in equity method investees	459	443
Other assets	146	148
Total assets	$10,439	$10,100

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,047	$975
Current portion of long-term debt	5	6
Total current liabilities	1,052	981
Long-term debt	3,759	3,728
Other liabilities	722	654
Commitments and contingencies
Redeemable noncontrolling interest	78	77
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both September 30, 2017 and December 31, 2016; 216 shares issued as of both September 30, 2017 and December 31, 2016	2	2
Additional paid-in capital	2,585	2,545
Retained earnings	6,946	6,613
Accumulated other comprehensive loss	(48)	(72)
Treasury stock, at cost; 80 shares and 79 shares as of September 30, 2017 and December 31, 2016, respectively	(4,691)	(4,460)
Total Quest Diagnostics stockholders’ equity	4,794	4,628
Noncontrolling interests	34	32
Total stockholders’ equity	4,828	4,660
Total liabilities and stockholders’ equity	$10,439	$10,100

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$557	$529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197	186
Provision for doubtful accounts	241	242
Deferred income tax provision	90	19
Stock-based compensation expense	54	52
Gain on disposition of business	—	(118)
Other, net	(5)	(15)
Changes in operating assets and liabilities:
Accounts receivable	(265)	(316)
Accounts payable and accrued expenses	(3)	43
Income taxes payable	—	74
Termination of interest rate swap agreements	—	54
Other assets and liabilities, net	(14)	15
Net cash provided by operating activities	852	765

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(299)	(139)
Proceeds from disposition of businesses	1	270
Escrow proceeds associated with disposition of business	25	—
Capital expenditures	(170)	(165)
Decrease (increase) in investments and other assets	4	(11)
Net cash used in investing activities	(439)	(45)

Cash flows from financing activities:
Proceeds from borrowings	—	1,869
Repayments of debt	(5)	(1,722)
Purchases of treasury stock	(350)	(440)
Exercise of stock options	125	63
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(23)	(10)
Dividends paid	(186)	(168)
Distributions to noncontrolling interests	(38)	(31)
Other financing activities, net	55	(8)
Net cash used in financing activities	(422)	(447)

Net change in cash and cash equivalents	(9)	273
Cash and cash equivalents, beginning of period	359	133
Cash and cash equivalents, end of period	$350	$406

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(unaudited)
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2016	137	$2	$2,545	$6,613	$(72)	$(4,460)	$32	$4,660	$77
Net income				518			34	552	5
Other comprehensive income, net of taxes					24			24
Dividends declared				(185)				(185)
Distributions to noncontrolling interests							(34)	(34)	(4)
Issuance of common stock under benefit plans			9			9		18
Stock-based compensation expense			51			3		54
Exercise of stock options	3		3			122		125
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(23)					(23)
Purchases of treasury stock	(4)					(365)		(365)
Other							2	2
Balance, September 30, 2017	136	$2	$2,585	$6,946	$(48)	$(4,691)	$34	$4,828	$78

Balance, December 31, 2015	143	$2	$2,481	$6,199	$(38)	$(3,960)	$29	$4,713	$70
Net income				490			33	523	6
Other comprehensive loss, net of taxes					(23)			(23)
Dividends declared				(169)				(169)
Distributions to noncontrolling interests							(31)	(31)
Issuance of common stock under benefit plans	1		5			11		16
Stock-based compensation expense			49			3		52
Exercise of stock options	1		1			62		63
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)					(10)
Purchases of treasury stock	(6)		—			(440)		(440)
Balance, September 30, 2016	139	$2	$2,526	$6,520	$(61)	$(4,324)	$31	$4,694	$76

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

The accounting policies of the Company are the same as those set forth in Note 2 to the consolidated financial statements contained in the Company’s 2016 Annual Report on Form 10-K except for the impact of the adoption of new accounting standards discussed under New Accounting Pronouncements.

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

In August 2017, the FASB issued an accounting standards update (“ASU”) that amends and simplifies existing hedge accounting guidance and allows for more hedging strategies to be eligible for hedge accounting. In addition, the ASU amends disclosure requirements and how hedge effectiveness is assessed. In the third quarter of 2017, the Company elected to early adopt this standard, effective January 1, 2017. The adoption of this standard did not have a material impact on the Company's results of operations, financial position and cash flows. For further details regarding the Company's derivative financial instruments, see Note 8.

New Accounting Standards To Be Adopted

In May 2014, the FASB issued an ASU on revenue recognition. This ASU outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific guidance from GAAP. The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. In August 2015, the FASB deferred the effective date of this ASU to the first quarter of 2018, with early adoption permitted beginning in the first quarter of 2017. The ASU can be applied using a full retrospective method or a modified retrospective method of adoption. The Company will adopt the ASU in the first quarter of 2018 using the full retrospective method. The Company continues to assess the impact of this ASU on its results of operations, financial position, cash flows and disclosures. Based on the Company's preliminary assessment of this ASU, the majority of the amounts that were historically classified as bad debt expense, primarily related to patient responsibility, will be considered an implicit price concession in determining net revenues. Accordingly, the Company will report uncollectible balances associated with patient responsibility as a reduction of the transaction price and therefore as a reduction in net revenues when historically these amounts were classified as bad debt expense within selling, general and administrative expenses. As a result of this change, the Company preliminarily estimates the following impact to its statement of operations:

	Year Ended December 31, 2016
	As Reported	Adjustment for ASU on Revenue Recognition	As Adjusted
Net revenues	$7,515	$(301)	$7,214
Selling, general and administrative expenses	$1,681	$(301)	$1,380
Net income attributable to Quest Diagnostics	$645	$—	$645

The Company continues to assess the impact of the reclassification on its statement of operations for 2017.

In addition, the adoption of this ASU will result in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

In February 2016, the FASB issued an ASU that amends accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities for most leases on its balance sheet but will recognize expense on its statement of operations similar to current lease accounting.  The ASU is effective for the Company in the first quarter of 2019 with early adoption permitted.  The new guidance must be adopted using a modified retrospective transition approach, and provides for certain practical expedients.  The adoption of this ASU will result in a significant increase to the Company’s balance sheet for lease liabilities and right-of-use assets, which has not yet been quantified. The Company is currently assessing the impact of the adoption of this ASU on the Company’s results of operations, financial position and cash flows. Significant implementation matters being addressed by the Company include implementing an integrated third-party lease accounting application, assessing the impact to its internal controls over financial reporting and documenting the new lease accounting process.

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

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$161	$192	$518	$490
Less: Earnings allocated to participating securities	1	2	2	3
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$160	$190	$516	$487

Weighted average common shares outstanding – basic	137	139	137	141
Effect of dilutive securities:
Stock options and performance share units	3	3	3	2
Weighted average common shares outstanding – diluted	140	142	140	143

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.18	$1.37	$3.77	$3.46

Diluted	$1.15	$1.34	$3.68	$3.42

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	2	—	1	1

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

Restructuring Charges

The following table provides a summary of the Company's pre-tax restructuring charges for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee separation costs	$4	$1	$9	$7
Facility-related costs	1	2	2	2
Total restructuring charges	$5	$3	$11	$9

The restructuring charges incurred for the three and nine months ended September 30, 2017 were primarily associated with various workforce reduction initiatives as the Company continues to simplify and restructure its organization. Of the total restructuring charges incurred during the three months ended September 30, 2017, $4 million and $1 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the nine months ended September 30, 2017, $8 million and $3 million were recorded in cost of services and selling, general and administrative expenses, respectively.

The restructuring charges incurred for the three and nine months ended September 30, 2016 were primarily associated with various workforce reduction initiatives as the Company continued to simplify and restructure its organization. Of the total restructuring charges incurred during the three months ended September 30, 2016, $1 million and $2 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the nine months ended September 30, 2016, $4 million and $5 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Charges for all periods presented were primarily recorded in the Company's DIS business.

The restructuring liability as of September 30, 2017 and December 31, 2016, which is included in accounts payable and accrued expenses, was $8 million and $9 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

5.     BUSINESS ACQUISITIONS

On May 1, 2017, the Company completed the acquisition of the outreach laboratory service business of PeaceHealth Laboratories ("PHL"), in an all-cash transaction for $101 million. PHL is a healthcare system that provides clinical testing services to physicians, hospitals, and clinics in Oregon, Washington and Alaska. The assets acquired principally consist of $71 million of tax deductible goodwill and $30 million of customer-related intangible assets. The intangible assets are being amortized over a useful life of 15 years.

On July 14, 2017, the Company completed the acquisitions of Med Fusion, LLC and Clearpoint Diagnostic Laboratories, LLC ("Med Fusion"), in an all-cash transaction for $150 million. The final consideration paid is subject to post closing adjustments related to working capital. Through the acquisition, the Company acquired all of Med Fusion's operations. Med Fusion provides precision medicine diagnostics to aid cancer treatment nationwide and the acquired businesses form the Company's center of excellence in precision diagnostics for oncology. The assets acquired principally consist of $84 million of customer-related intangible assets, $62 million of tax deductible goodwill and $31 million of property, plant and equipment. The liabilities assumed principally consist of a $28 million capital lease obligation. The intangible assets are being amortized over a useful life of 15 years.

On September 28, 2017, the Company completed the acquisition of the outreach laboratory service businesses of two hospitals of Hartford Health Care ("HHC"), The William W. Backus Hospital and The Hospital of Central Connecticut, in an all-cash transaction for $30 million. The assets acquired principally consist of tax deductible goodwill and customer-related intangible assets.

The acquisitions during the quarter were accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed are recorded based on their estimated fair values as of the closing date. Supplemental pro forma combined financial information has not been presented as the impact of the acquisitions is not material to the Company's consolidated financial statements. The goodwill recorded primarily includes the expected synergies resulting from combining the operations of the acquired entities with those of the Company and the value associated with an assembled workforce and other intangible assets that do not qualify for separate recognition. All of the goodwill acquired in connection with these acquisitions has been allocated to the Company's DIS business. For further details regarding business segment information, see Note 12.

For details regarding the Company's 2016 acquisitions, see Note 5 to the consolidated financial statements in the Company's 2016 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

6.     FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2017	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$56	$56	$—	$—
Cash surrender value of life insurance policies	36	—	36	—
Available-for-sale equity securities	2	2	—	—
Total	$94	$58	$36	$—

Liabilities:
Deferred compensation liabilities	$99	$—	$99	$—
Interest rate swaps	76	—	76	—
Contingent consideration	1	—	—	1
Total	$176	$—	$175	$1

		Basis of Fair Value Measurements
December 31, 2016	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$51	$51	$—	$—
Cash surrender value of life insurance policies	32	—	32	—
Available-for-sale equity securities	3	3	—	—
Total	$86	$54	$32	$—

Liabilities:
Deferred compensation liabilities	$91	$—	$91	$—
Interest rate swaps	88	—	88	—
Contingent consideration	3	—	—	3
Total	$182	$—	$179	$3

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

In April 2014, and as further discussed in Note 5 to the consolidated financial statements in the Company's 2016 Annual Report on Form 10-K, the Company completed the acquisition of Steward Health Care Systems, LLC's laboratory outreach business. In connection with the acquisition, the Company initially recorded a contingent consideration liability of $4 million. The contingent consideration liability was classified within Level 3 of the fair value hierarchy measured at fair value using a probability weighted and discounted cash flow method. The remaining $1 million is expected to be paid in 2018.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of September 30, 2017 and December 31, 2016, the fair value of the Company’s debt was estimated at $4.0 billion and $3.9 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the nine months ended September 30, 2017 and for the year ended December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Balance, beginning of period	$6,000	$5,905
Goodwill acquired during the period	164	95
Balance, end of period	$6,164	$6,000

Principally all of the Company’s goodwill as of September 30, 2017 and December 31, 2016 was associated with its DIS business.

For the nine months ended September 30, 2017, goodwill acquired during the period was principally associated with the Med Fusion, PHL, and HHC acquisitions (see Note 5). For the year ended December 31, 2016, goodwill acquired was principally associated with the acquisition of the outreach laboratory service business of Clinical Laboratory Partners, LLC. For details regarding the Company's 2016 acquisitions, see Note 5 to the consolidated financial statements in the Company's 2016 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Intangible assets at September 30, 2017 and December 31, 2016 consisted of the following:

	Weighted Average Amortization Period (in years)	September 30, 2017			December 31, 2016
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	18	$1,103	$(388)	$715	$971	$(346)	$625
Non-compete agreements	7	7	(5)	2	6	(4)	2
Technology	18	94	(43)	51	93	(40)	53
Other	9	103	(78)	25	103	(70)	33
Total	17	1,307	(514)	793	1,173	(460)	713

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$1,543	$(514)	$1,029	$1,409	$(460)	$949

Amortization expense related to intangible assets was $19 million and $18 million for the three months ended September 30, 2017 and 2016, respectively. For both the nine months ended September 30, 2017 and 2016, amortization expense related to intangible assets was $54 million.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2017 is as follows:

Year Ending December 31,
Remainder of 2017	$19
2018	74
2019	73
2020	73
2021	67
2022	64
Thereafter	423
Total	$793

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

In May 2016, the Company entered into interest rate lock agreements with several financial institutions for a total notional amount of $250 million which were accounted for as cash flow hedges. These agreements were entered into to hedge a portion of the Company’s interest rate exposure associated with variability in future cash flows attributable to changes in the ten-year treasury rates related to the planned issuance of senior notes in 2016. In connection with the issuance of senior notes in 2016, these agreements were settled, and the Company paid $1 million. These losses are deferred in stockholders’ equity, net of taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over the term of the respective senior notes.

The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges as of September 30, 2017 and December 31, 2016 was $9 million and $10 million, respectively. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $3 million.

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. For an interest rate derivative instrument that has been formally designated as a fair value hedge, fair value gains or losses on the derivative instrument are reported in earnings together with offsetting fair value gains or losses on the hedged item (the long-term debt) that are attributable to the risk being hedged. A summary of the notional amounts of these interest rate swaps as of September 30, 2017 and December 31, 2016 was as follows:

	Notional Amount
Debt Instrument	September 30, 2017	December 31, 2016

4.25% Senior Notes due April 2024	$250	$250
3.50% Senior Notes due March 2025	600	600
3.45% Senior Notes due June 2026	350	350
	$1,200	$1,200

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

As of September 30, 2017 and December 31, 2016, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

Balance Sheet Classification	Carrying Amount of Hedged Long-Term Debt	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Long-Term Debt
	September 30, 2017	September 30, 2017
Long-term debt	$1,146	$(16)	(a)

(a) The balance includes $60 million of hedging adjustment on a discontinued relationship as of September 30, 2017.

The following table presents the effect of fair value hedge accounting on the statement of operations for the three and nine months ended September 30, 2017:

Fair Value Hedges Impact on Statement of Operations	Statement of Operations Classification	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Hedged items (Long-term debt)	Other (expense) income, net	$(1)	$(12)
Derivatives designated as hedging instruments	Other (expense) income, net	$1	$12

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
A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows:

	September 30, 2017		December 31, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Interest rate swaps	Other liabilities	$76	Other liabilities	$88

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

9.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Stockholders' Equity

Components of Comprehensive Income (Loss)

Comprehensive income (loss) includes:

•	Foreign currency translation adjustments;

•
Investment adjustments, which represent unrealized holding gains (losses), net of tax on available for sale securities, net of other than temporary impairment amounts reclassified to other (expense) income, net;

•
Net deferred loss on cash flow hedges, which represents deferred losses, net of tax on interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 8).

For the three and nine months ended September 30, 2017 and 2016, the tax effects related to the deferred losses on cash flow hedges and investment adjustments were not material. Foreign currency translation adjustments are not adjusted for taxes since they relate to indefinite investments in non-U.S. subsidiaries.

Dividend Program

During each of the quarters of 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.45 per common share. During each of the first three quarters of 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.40 per common share. During the fourth quarter of 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.45 per common share.

Share Repurchase Program

As of September 30, 2017, $1.0 billion remained available under the Company’s share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the nine months ended September 30, 2017, the Company repurchased 3.6 million shares of its common stock for $365 million, which includes an accrual of $15 million recorded in accounts payable and accrued expenses in the consolidated balance sheet for share repurchases not settled.

For the nine months ended September 30, 2016, the Company repurchased 5.7 million shares of its common stock for $440 million, including 3.1 million shares repurchased under an accelerated share repurchase agreement ("ASR") as follows:

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

Shares Reissued from Treasury Stock

For the nine months ended September 30, 2017 and 2016, the Company reissued 2.3 million shares and 1.4 million shares, respectively, from treasury stock for shares issued under the Employee Stock Purchase Plan and stock option plans. For details regarding the Company's stock ownership and compensation plans, see Note 16 to the consolidated financial statements in the Company's 2016 Annual Report on Form 10-K.

Redeemable Noncontrolling Interest

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. The Company records changes in the fair value of the noncontrolling interest immediately as they occur. As of September 30, 2017, the redeemable noncontrolling interest was presented at its fair value.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

10.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow and other data for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation expense	$50	$45	$143	$132
Amortization expense	19	18	54	54
Depreciation and amortization expense	$69	$63	$197	$186

Interest expense	$(39)	$(37)	$(114)	$(108)
Interest income	1	—	2	1
Interest expense, net	$(38)	$(37)	$(112)	$(107)

Interest paid	$27	$41	$104	$116
Income taxes paid	$64	$141	$177	$262

Accounts payable associated with capital expenditures	$14	$11	$14	$11
Accounts payable associated with purchases of treasury stock	$15	$—	$15	$—
Dividends payable	$62	$56	$62	$56

Businesses acquired:
Fair value of assets acquired	$229	$4	$343	$139
Fair value of liabilities assumed	40	—	40	—
Fair value of net assets acquired	$189	$4	$303	$139
Merger consideration paid (payable), net	(2)	—	(4)	—
Cash paid for business acquisitions	187	4	299	139
Less: Cash acquired	—	—	—	—
Business acquisitions, net of cash acquired	$187	$4	$299	$139

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

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $71 million in letters of credit under the secured receivables credit facility were outstanding as of September 30, 2017. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

Settlements

In June 2010, the Company received a subpoena from the Florida Attorney General's Office seeking documents relating to the Company's pricing and billing practices as they relate to Florida’s Medicaid program.  The Company cooperated with the requests.  In November 2013, the State of Florida intervened as a plaintiff in a civil lawsuit, Florida ex rel. Hunter Laboratories LLC v. Quest Diagnostics Incorporated, et al., filed in Florida Circuit Court.  The suit, originally filed by a competitor laboratory, alleges that the Company overcharged Florida’s Medicaid program.  The Company's motion to dismiss the state's amended complaint was denied.  The Company filed a motion for summary judgment on the primary claim in the case; the motion was granted.  The court found that the Company had properly billed the Medicaid program the Company’s “usual and customary charge.”  The Company had filed a motion for summary judgment on the state’s remaining claim. The Company previously reported that the parties had reached an agreement in principle to resolve these matters. The parties have finalized the settlement agreement and the matter is resolved.

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

These matters are in different stages.  Some of these matters are in their early stages.  Matters may involve responding to and cooperating with various government investigations and related subpoenas.  As of September 30, 2017, the Company does not believe that material losses related to legal matters are probable.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Reserves for legal matters totaled $2 million and $5 million as of September 30, 2017 and December 31, 2016, respectively.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $120 million and $117 million as of September 30, 2017 and December 31, 2016, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

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

As of September 30, 2017, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

The following table is a summary of segment information for the three and nine months ended September 30, 2017 and 2016. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets, gain on the disposition of business, and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the consolidated financial statements contained in the Company’s 2016 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues:
DIS business	$1,850	$1,800	$5,517	$5,365
All other operating segments	81	85	256	289
Total net revenues	$1,931	$1,885	$5,773	$5,654

Operating earnings (loss):
DIS business	$334	$329	$987	$935
All other operating segments	10	12	40	50
General corporate activities	(46)	(19)	(131)	16
Total operating income	298	322	896	1,001
Non-operating expenses, net	(40)	(33)	(100)	(157)
Income before income taxes and equity in earnings of equity method investees	258	289	796	844
Income tax expense	(92)	(95)	(264)	(345)
Equity in earnings of equity method investees, net of taxes	9	11	25	30
Net income	175	205	557	529
Less: Net income attributable to noncontrolling interests	14	13	39	39
Net income attributable to Quest Diagnostics	$161	$192	$518	$490

13.    RELATED PARTIES

The Company's equity method investees primarily consist of its clinical trials central laboratory services joint venture and its diagnostic information services joint ventures, which are accounted for under the equity method of accounting. During each of the three months ended September 30, 2017 and 2016, the Company recognized net revenues of $8 million associated with diagnostic information services provided to its equity method investees. During the nine months ended September 30, 2017 and 2016, the Company recognized net revenues of $28 million and $24 million, respectively, associated with such services. As of September 30, 2017 and December 31, 2016, there was $6 million and $10 million, respectively, of accounts receivable from equity method investees related to such services.

During the three months ended September 30, 2017 and 2016, the Company recognized income of $3 million and $4 million, respectively, associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. During the nine months ended September 30, 2017 and 2016, the Company recognized income of $12 million and $13 million, respectively, associated with the performance of such services classified within selling, general and administrative expenses. As of September 30, 2017 and December 31, 2016, there was $4 million and $5 million, respectively, of other receivables from equity method investees included in prepaid expenses and other current assets related to these service agreements and other transition related items. In addition, accounts payable and accrued expenses as of September 30, 2017 and December 31, 2016 included $1 million and $9 million, respectively, due to equity method investees.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

14.    TAXES ON INCOME

For the three months ended September 30, 2017 and 2016, the effective income tax rate was 35.7% and 33.1%, respectively. The effective tax rate for the three months ended September 30, 2017 and 2016 benefited from $7 million and $3 million, respectively, of excess tax benefits associated with stock-based compensation arrangements. For the three months ended September 30, 2016, the effective income tax rate was also impacted by a non-taxable gain on an escrow recovery associated with an acquisition and other discrete tax benefits.

For the nine months ended September 30, 2017 and 2016, the effective income tax rate was 33.2% and 40.9%, respectively. The effective tax rate for the nine months ended September 30, 2017 and 2016 benefited from $36 million and $7 million, respectively, of excess tax benefits associated with stock-based compensation arrangements. For the nine months ended September 30, 2016, the effective tax rate was also impacted by the higher tax rate associated with the sale of the Focus Diagnostics products business, partially offset by a non-taxable gain on an escrow recovery associated with an acquisition and other discrete tax benefits. The income tax expense from the sale of the Focus Diagnostics products business resulted in a combined tax rate of 71.4%, which was significantly in excess of the statutory rate primarily due to a lower tax basis in the assets sold, specifically the goodwill associated with the disposition.

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

15.    SUBSEQUENT EVENTS

On October 18, 2017, the Company entered into a definitive agreement to acquire Cleveland HeartLab, Inc. ("CHL") in an all-cash transaction for $94 million. CHL is a specialty clinical laboratory and disease management company, which will form the basis for the Company’s advanced diagnostics center of excellence in cardiovascular testing.  The final consideration is subject to post closing adjustments related to working capital. Closing of the transaction remains subject to customary closing conditions.

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

Third Quarter Highlights

•	Our total net revenues of $1.9 billion were 2.4% above the prior year period. We estimate that hurricanes negatively impacted revenue growth by approximately 1.3%.

•	In our DIS business:

◦	Revenues of $1.9 billion increased by 2.8% compared to the prior year period.

◦	Volume, measured by the number of requisitions, increased 1.6% compared to the prior year period.

◦	Revenue per requisition increased by 1.2% compared to the prior year period.

•	DS revenues of $81 million were 5.1% below the prior year period primarily associated with our risk assessment services.

•
Operating income was $298 million in 2017, a decrease of $24 million compared to the prior year period, which included a gain on escrow recovery associated with an acquisition. We estimate that hurricanes negatively impacted operating income by $21 million.

•
Net income attributable to Quest Diagnostics' stockholders was $161 million, or $1.15 per diluted share, in 2017, compared to $192 million, or $1.34 per diluted share, in the prior year period. We estimate that hurricanes negatively impacted diluted earnings per share by approximately $0.09.

•	Net cash provided by operating activities was $852 million in 2017, compared to $765 million in the prior year period.

Centers for Medicare and Medicaid Services ("CMS"), recently proposed 2018 Medicare reimbursement rates for clinical laboratory tests under the Clinical Lab Fee Schedule ("CLFS") pursuant to Protecting Access to Medicare Act ("PAMA"). Under the proposal, Medicare would pay an amount determined under PAMA for tests on the CLFS. PAMA provides that for the first three years after implementation (2018 through 2020), payment rate reductions for most CLFS tests, which represents approximately 12% of our consolidated net revenues, cannot be more than 10% per year. We are currently reviewing the CMS proposal and sharing our perspective on the proposal with our industry trade association.

Two Point Strategy

Our two point strategy is described in detail in "Item 1. Business: Our Strategy and Strengths" in our 2016 Annual Report on Form 10-K. During the nine months ended September 30, 2017, we continued to execute on our strategy as follows:

Acquisition of the Outreach Laboratory Service Business of PeaceHealth Laboratories

On May 1, 2017, we completed the acquisition of the outreach laboratory services operations of PeaceHealth Laboratories ("PHL"), in an all-cash transaction for $101 million. The acquired outreach laboratory service business of PHL is included in our DIS business. Under a professional laboratory services agreement, Quest will also manage 11 laboratories, which PHL will continue to own.

Acquisition of Med Fusion and Clear Point

On July 14, 2017, we completed the acquisition of Med Fusion, LLC and ClearPoint Diagnostic Laboratories, LLC ("Med Fusion") in an all-cash transaction for $150 million. Med Fusion provides precision medicine diagnostics to aid cancer treatment nationwide and the acquired businesses form the Company's center of excellence in precision diagnostics for oncology. The acquired laboratory service businesses are included in our DIS business.

Acquisition of the Outreach Laboratory Service Business of The William W. Backus Hospital and The Hospital of Central Connecticut

On September 28, 2017, we completed the acquisition of the outreach laboratory service businesses of two hospitals of Hartford Healthcare, The William W. Backus Hospital and The Hospital of Central Connecticut in an all-cash transaction for $30 million. The acquired outreach laboratory service businesses are included in our DIS business.

Acquisition of Shiel Medical Laboratory

On September 27, 2017, we entered into a definitive agreement to acquire the assets and certain liabilities of Shiel Medical Laboratory ("Shiel") in an all-cash transaction for $170 million and up to $15 million of contingent consideration to be paid based on the achievement of certain volume benchmarks. Shiel is a clinical laboratory provider serving the New York-New Jersey metropolitan area. Closing of the transaction, which is expected to be completed in the fourth quarter of 2017, remains subject to customary closing conditions.

Acquisition of Cleveland HeartLab

On October 18, 2017, we entered into a definitive agreement to acquire Cleveland HeartLab, Inc. ("CHL") in an all-cash transaction for $94 million. CHL is a specialty clinical laboratory and disease management company, which will form the basis for our advanced diagnostics center of excellence in cardiovascular testing. The final consideration is subject to post closing adjustments related to working capital. Closing of the transaction remains subject to customary closing conditions.

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

In January 2015, we adopted a course of action related to this multi-year program. We developed a high-level estimate of the total pre-tax charges expected to be incurred in 2015 through 2017 in connection with the course of action for the program: $300 million. During 2015 and 2016, we incurred $89 million and $63 million, respectively, of charges in connection with the courses of action. In February 2017, we developed high-level estimates of the pre-tax charges expected to be incurred in connection with the new course of action under the program for 2017 totaling $60 million to $80 million, consisting of up to $10 million of employee separation costs and $60 million to $70 million of systems conversion and integration costs. For the nine months ended September 30, 2017, we incurred $52 million in connection with the course of action.

All of the total estimated pre-tax charges expected to be incurred in 2017 will result in cash expenditures. The actual charges incurred in connection with the course of action in 2017 could be materially different from these estimates. As detailed plans to implement the course of action are approved and executed, it will result in charges to earnings.

From 2012 through 2014, the cumulative charges incurred in connection with the Invigorate program were $266 million, including $178 million of cumulative pre-tax employee separation costs and other restructuring related costs. From 2015 through September 30, 2017, the cumulative charges incurred in connection with the Invigorate program were $204 million, including $56 million of cumulative pre-tax employee separation costs and other restructuring related costs.

For further details of the Invigorate program and associated costs, see Note 4 to the interim unaudited consolidated financial statements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2016 Annual Report on Form 10-K.

Results of Operations

The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	% Increase (Decrease)	2017	2016	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions)
Net revenues:
DIS business	$1,850	$1,800	$50	2.8%	$5,517	$5,365	$152	2.8%
DS businesses	81	85	(4)	(5.1)	256	289	(33)	(11.6)
Total net revenues	$1,931	$1,885	$46	2.4%	$5,773	$5,654	$119	2.1%

Operating costs and expenses and other operating income:
Cost of services	$1,190	$1,157	$33	2.9%	$3,525	$3,456	$69	2.0%
Selling, general and administrative	423	409	14	3.5	1,297	1,281	16	1.3
Amortization of intangible assets	19	18	1	NM	54	54	—	—
Gain on disposition of business	—	—	—	NM	—	(118)	118	NM
Other operating expense (income), net	1	(21)	22	NM	1	(20)	21	NM
Total operating costs and expenses, net	$1,633	$1,563	$70	4.5%	$4,877	$4,653	$224	4.8%

Operating income	$298	$322	$(24)	(7.4)%	$896	$1,001	$(105)	(10.5)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	% Increase (Decrease)	2017	2016	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions, except per share amounts)
Other income (expense):
Interest expense, net	$(38)	$(37)	$1	4.8%	$(112)	$(107)	$5	4.6%
Other (expense) income, net	(2)	4	6	NM	12	(50)	(62)	NM
Total non-operating expenses, net	$(40)	$(33)	$7	20.9%	$(100)	$(157)	$(57)	(36.1)%

Income tax expense	$(92)	$(95)	$(3)	(3.6)%	$(264)	$(345)	$(81)	(23.5)%
Effective income tax rate	35.7%	33.1%	260 bps	NM	33.2%	40.9%	(770) bps	NM

Equity in earnings of equity method investees, net of taxes	$9	$11	$(2)	(15.2)%	$25	$30	$(5)	(14.7)%

Net income attributable to Quest Diagnostics	$161	$192	$(31)	(16.0)%	$518	$490	$28	5.8%

Diluted earnings per common share attributable to Quest Diagnostics’ common stockholders	$1.15	$1.34	$(0.19)	(14.2)%	$3.68	$3.42	$0.26	7.6%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues:
DIS business	95.8%	95.5%	95.6%	94.9%
DS businesses	4.2	4.5	4.4	5.1
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	61.6%	61.4%	61.1%	61.1%
Selling, general and administrative	21.9	21.7	22.5	22.7
Amortization of intangible assets	1.0	0.9	0.9	0.9
Gain on disposition of business	—	—	—	(2.1)
Other operating expense (income), net	—	(1.1)	—	(0.3)
Total operating costs and expenses, net	84.5%	82.9%	84.5%	82.3%

Operating income	15.5%	17.1%	15.5%	17.7%

Bad debt expense	4.0%	4.0%	4.2%	4.3%

Operating Results

Results for the three months ended September 30, 2017 were affected by certain items that on a net basis reduced earnings per share by $0.10 as follows:

•	excess tax benefits associated with stock-based compensation arrangements of $7 million, or $0.04 per diluted share, recorded in income tax expense;

•
pre-tax charges of $23 million ($12 million in cost of services and $11 million in selling, general and administrative expenses), or $0.10 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; and

•
pre-tax charges of $9 million ($3 million in cost of services, $1 million in selling, general and administrative expenses, and $5 million in other (expense) income, net), or $0.04 per diluted share, primarily associated with non-cash asset impairment charges and incremental costs incurred as a result of hurricanes.

Results for the nine months ended September 30, 2017 were affected by certain items that on a net basis reduced earnings per share by $0.05 as follows:

•	excess tax benefits associated with stock-based compensation arrangements of $36 million, or $0.25 per diluted share, recorded in income tax expense;

•
pre-tax charges of $64 million ($31 million in cost of services, $32 million in selling, general and administrative expenses and $1 million in equity in earnings of equity method investees, net of taxes), or $0.28 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; and

•
net pre-tax charges of $4 million ($3 million in cost of services, $3 million in selling, general and administrative expenses and $(2) million in other (expense) income, net), or $0.02 per diluted share primarily associated with non-cash asset impairment charges, incremental costs incurred as a result of hurricanes, and costs incurred related to certain legal matters, partially offset by a gain on the sale of an interest in an equity method investment.

Results for the three months ended September 30, 2016 were affected by certain items that on a net basis benefited diluted earnings per share by $0.09 as follows:

•	excess tax benefits associated with stock-based compensation arrangements of $3 million, or $0.02 per diluted share, recorded in income tax expense;

•
pre-tax charges of $18 million ($8 million in cost of services and $10 million in selling, general and administrative expenses), or $0.08 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; and

•	net pre-tax gain of $20 million in other operating expense (income), net, or $0.15 per diluted share, primarily a result of a gain on an escrow recovery associated with an acquisition.

Results for the nine months ended September 30, 2016 were affected by certain items that on a net basis reduced diluted earnings per share by $0.08 as follows:

•	excess tax benefits associated with stock-based compensation arrangements of $7 million, or $0.05 per diluted share, recorded in income tax expense;

•	pre-tax gain of $118 million, or $0.24 per diluted share, related to the Focus Sale recorded in gain on disposition of business;

•
pre-tax charges of $58 million ($25 million in cost of services, $30 million in selling, general and administrative expenses and $3 million in equity in earnings of equity method investees, net of taxes), or $0.25 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business;

•	pre-tax charges of $48 million, or $0.21 per diluted share, related to the 2016 loss on retirement of debt associated with the March 2016 cash tender offer recorded in other (expense) income, net; and

•
net pre-tax gain of $6 million ($6 million in selling, general and administrative expenses, $(19) million in other operating expense (income), net and $7 million in other (expense) income, net), or $0.09 per diluted share, primarily a result of a gain on an escrow recovery associated with an acquisition, partially offset by costs associated with winding down subsidiaries, non-cash asset impairment charges and costs incurred related to certain legal matters.

Net Revenues

Net revenues for the three months ended September 30, 2017 increased by 2.4% compared to the prior year period. We estimate that hurricanes negatively impacted revenue growth by approximately 1.3%.

DIS revenues for the three months ended September 30, 2017 increased by 2.8% compared to the prior year period, which reflects continuing expansion of hospital health system relationships and growth in non-routine (including advanced diagnostics) testing. Organic growth (growth excluding the impact of acquisitions) and acquisitions each contributed approximately 1.4% to DIS revenue growth. DIS volume, measured by the number of requisitions, increased 1.6%, with organic growth and acquisitions contributing approximately 0.6% and 1.0%, respectively, to DIS volume growth. Revenue per requisition increased by 1.2% compared to the prior year period. Revenue per requisition benefited from favorable test mix partially offset by moderate pricing pressure of less than 1% and lower revenue per requisition associated with our growth in professional lab services engagements.

Combined revenues in our DS businesses for the three months ended September 30, 2017, decreased by 5.1% compared to the prior year period primarily associated with our risk assessment services.

Net revenues for the nine months ended September 30, 2017 increased by 2.1% compared to the prior year period. We estimate that hurricanes negatively impacted revenue growth by approximately 0.4%.

DIS revenues for the nine months ended September 30, 2017 increased by 2.8% compared to the prior year period, which reflects continuing expansion of hospital health system relationships and growth in non-routine (including advanced diagnostics) testing. Organic growth and acquisitions contributed approximately 2.0% and 0.8%, respectively, to DIS revenue growth. DIS volume, measured by the number of requisitions, increased 2.3%, with organic growth and acquisitions contributing approximately 1.6% and 0.7%, respectively, to DIS volume growth. Revenue per requisition increased by 0.5% compared to the prior year period. Revenue per requisition benefited from favorable test mix partially offset by moderate pricing pressure of less than 1% and lower revenue per requisition associated with our growth in professional lab services engagements.

Combined revenues in our DS businesses for the nine months ended September 30, 2017, decreased by 11.6% compared to the prior year period primarily due to the Focus Sale.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

For the three and nine months ended September 30, 2017, cost of services increased $33 million and $69 million, respectively, compared to the prior year periods. The increases were primarily driven by higher compensation and benefits, higher supplies expense related to increased testing volume, and additional operating costs associated with our acquisitions.

Selling, General and Administrative Expenses ("SG&A")

SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense and general management and administrative support as well as administrative facility costs.

SG&A increased $14 million and $16 million for the three and nine months ended September 30, 2017, respectively, compared to the prior year period primarily driven by additional operating costs associated with our acquisitions and higher compensation and benefits.

Bad debt expense for the three and nine months ended September 30, 2017 was consistent with the prior year periods.

Gain on Disposition of Business

The gain on disposition of business for the nine months ended September 30, 2016 is a result of the Focus Sale.

Other Operating Expense (Income), net

Other operating expense (income), net includes miscellaneous income and expense items related to operating activities. For the three and nine months ended September 30, 2016, other operating expense (income), net, principally consists of a gain on escrow recovery associated with an acquisition.

Interest Expense, net

Interest expense, net increased for the three and nine months ended September 30, 2017 compared to the prior year period primarily driven by higher interest rates associated with our variable rate indebtedness.

Other (Expense) Income, net

Other (expense) income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments, other non-operating assets and early retirement of debt.

Other (expense) income, net for the three months ended September 30, 2017, includes non-cash asset impairment charges associated with certain investments of $6 million.

Other (expense) income, net for the nine months ended September 30, 2017, includes a $7 million gain on the sale of an interest in an equity method investment, which is partially offset by non-cash asset impairment charges associated with certain investments of $6 million.

Other (expense) income, net for the nine months ended September 30, 2016, included the loss on retirement of debt of $48 million associated with the March 2016 cash tender offer and non-cash asset impairment charges associated with certain investments of $7 million.

Income Tax Expense

Income tax expense decreased for the three months ended September 30, 2017 compared to the prior year period. The decrease was primarily driven by an increase of $4 million in excess tax benefits associated with stock-based compensation arrangements over the prior year period.

The increase in the effective tax rate for the three months ended September 30, 2017 compared to the prior year period was primarily the result of a non-taxable gain on an escrow recovery associated with an acquisition and other discrete tax benefits incurred in the prior year period which was partially offset by an increase of $4 million in excess tax benefits associated with stock-based compensation arrangements over the prior year period.

Both income tax expense and the effective tax rate decreased for the nine months ended September 30, 2017 compared to the prior year period. The decrease was primarily driven by the Focus Sale in 2016 combined with an increase of $29 million in excess tax benefits associated with stock-based compensation arrangements over the prior year period. The decrease in the income tax expense was partially offset by other increases in pre-tax income.

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

As of September 30, 2017 and December 31, 2016, the fair value of our debt was estimated at approximately $4.0 billion and $3.9 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of September 30, 2017 and December 31, 2016, the estimated fair value exceeded the carrying value of the debt by $251 million and $165 million, respectively. A hypothetical 10% increase in interest rates (representing 41 basis points as of September 30, 2017 and 39 basis points as of December 31, 2016) would potentially reduce the estimated fair value of our debt by approximately $90 million and $102 million as of September 30, 2017 and December 31, 2016, respectively.

Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. As of September 30, 2017, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly rated issuers plus 0.66%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. As of September 30, 2017, the weighted average LIBOR was 1.2%. As of September 30, 2017, there were no borrowings outstanding under our $600 million secured receivables credit facility and no borrowings outstanding under our $750 million senior unsecured revolving credit facility.

The notional amount of fixed-to-variable interest rate swaps outstanding as of both September 30, 2017 and December 31, 2016 was $1.2 billion. The aggregate fair value of the fixed-to-variable interest rate swaps was $76 million, in a liability position, as of September 30, 2017.

Based on our net exposure to interest rate changes, a hypothetical 10% change to the variable rate component of our variable rate indebtedness (representing 13 basis points) would not impact annual interest expense materially, assuming no changes to the debt outstanding as of September 30, 2017. A hypothetical 10% change in the forward one-month LIBOR curve (representing a 21 basis point change in the weighted average yield) would potentially change the fair value of our derivative liabilities by $18 million.

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

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. We regularly evaluate the fair value measurements of our equity investments to determine if losses in value are other than temporary and if an impairment loss has been incurred. The carrying value of our equity investments (excluding investments accounted for under the equity method) was $11 million as of September 30, 2017.

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

Liquidity and Capital Resources

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016
	(dollars in millions)
Net cash provided by operating activities	$852	$765	$87
Net cash used in investing activities	(439)	(45)	(394)
Net cash used in financing activities	(422)	(447)	25
Net change in cash and cash equivalents	$(9)	$273	$(282)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash and cash equivalents as of September 30, 2017 totaled $350 million, compared to $359 million as of December 31, 2016.

As of September 30, 2017, approximately 15% of our $350 million of consolidated cash and cash equivalents were held outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States. Further, our current plans do not demonstrate a need to repatriate foreign funds in order to fund U.S. operations. If the foreign cash and cash items are needed for operations in the United States, or we otherwise elect to repatriate the funds, we may be required to accrue and pay United States taxes on a significant portion of these amounts.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2017 and 2016 was $852 million and $765 million, respectively. This $87 million increase in net cash provided by operating activities was primarily a result of:

•	a decrease in 2017 tax payments associated with the realization of a deferred tax benefit in 2017 and a $68 million tax payment in 2016 related to the Focus Sale;

•	$47 million of payments made in 2016 related to the retirement of debt; and

•	improved operating performance in 2017; partially offset by:

•	$54 million of proceeds received in the third quarter of 2016 from the termination of interest swap agreements.

Days sales outstanding, a measure of billing and collection efficiency, was 45 days as of September 30, 2017, 47 days as of December 31, 2016 and 46 days as of September 30, 2016.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $439 million and $45 million, respectively. This $394 million increase in cash used in investing activities was primarily a result of:

•	a $269 million decrease in proceeds from the disposition of businesses, primarily a result of the Focus Sale in 2016; and

•	a $160 million increase in cash paid for business acquisitions; partially offset by

•	a $25 million release of escrow proceeds received in 2017 associated with the Focus Sale.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 and 2016 was $422 million and $447 million, respectively and was primarily impacted by:

•	$5 million in net repayments (proceeds from borrowings less repayments of debt) in 2017, compared to $147 million in net borrowings in 2016; offset by

•	a $90 million decrease in repurchases of our common stock (see "Share Repurchases" for further details) in 2017;

•	a $58 million increase in bank overdrafts, which are generally settled in cash the following business day; and

•	a $62 million increase in proceeds from the exercise of stock options, which was a result of an increase in the volume of stock options exercised over the past year.

During the nine months ended September 30, 2017, there were no borrowings under either our secured receivables credit facility or senior unsecured revolving credit facility.

In 2016, we completed the issuance of the $500 million principal amount of 3.45% senior notes due June 2026, the March 2016 cash tender offer in which we retired $200 million of aggregate principal amount of our senior notes due 2037 and 2040, and repaid the remaining $150 million outstanding under the 3.2% Senior Notes due April 2016. In addition, we borrowed $1.2 billion under our secured receivables receivables credit facility and $155 million under our senior unsecured revolving credit facility, all of which was repaid as of September 30, 2016.

Dividend Program

During each of the quarters of 2017, our Board of Directors declared a quarterly cash dividend of $0.45 per common share. During each of the first three quarters of 2016, our Board of Directors declared a quarterly cash dividend of $0.40 per common share. During the fourth quarter of 2016, our Board of Directors declared a quarterly cash dividend of $0.45 per common share. We expect to fund future dividend payments with cash flows from operations.

Share Repurchase Program

As of September 30, 2017, $1.0 billion remained available under our share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the nine months ended September 30, 2017, we repurchased 3.6 million shares of our common stock for $365 million, which includes an accrual of $15 million recorded in accounts payable and accrued expenses in the consolidated balance sheet for share repurchases not settled.

For the nine months ended September 30, 2016, we repurchased 5.7 million shares of our common stock for $440 million, which included 3.1 million shares repurchased under an accelerated share repurchase agreement for $250 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of September 30, 2017:

	Payments due by period
Contractual Obligations	Total	Remainder of 2017	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Outstanding debt	$3,775	$—	$300	$1,350	$2,125
Capital lease obligations	36	1	7	3	25
Interest payments on outstanding debt	1,600	54	314	242	990
Operating leases	623	50	278	136	159
Purchase obligations	1,976	77	525	441	933
Merger consideration obligations	4	3	1	—	—
Total contractual obligations	$8,014	$185	$1,425	$2,172	$4,232

A full description of the terms of our indebtedness and related debt service requirements and future payments of our outstanding debt is contained in Note 13 to the consolidated financial statements in our 2016 Annual Report on Form 10-K.

Interest payments on our outstanding debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of September 30, 2017 applied to the September 30, 2017 balances, which are assumed to remain outstanding through their maturity dates.

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

As of September 30, 2017, our total liabilities associated with unrecognized tax benefits were approximately $97 million, which were excluded from the table above. We expect that these liabilities may decrease by less than $36 million within the next twelve months, primarily as a result of payments, settlements, expiration of statutes of limitations and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 8 to the consolidated financial statements in our 2016 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass"), we granted UMass the right to require us to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of September 30, 2017, the fair value of the redeemable noncontrolling interest on the interim unaudited consolidated balance sheet was $78 million, which was excluded from the table above. Since the redemption of the noncontrolling interest is outside of our control, we cannot make a reasonably reliable estimate of the timing of the future payment, if any, of the redeemable noncontrolling interest. For further details regarding the redeemable noncontrolling interest, see Note 9 to the interim unaudited consolidated financial statements and Note 15 to the consolidated financial statements in our 2016 Annual Report on Form 10-K.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of September 30, 2017, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

As of September 30, 2017, $1.3 billion of borrowing capacity was available under our existing credit facilities consisting of $529 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

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

During the third quarter of 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 11 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2017.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2017 – July 31, 2017
Share Repurchase Program (A)	—	$—	—	$1,082,116
Employee Transactions (B)	975	$109.56	N/A	N/A
August 1, 2017 – August 31, 2017
Share Repurchase Program (A)	328,865	$106.42	328,865	$1,047,117
Employee Transactions (B)	2,100	$106.87	N/A	N/A
September 1, 2017 – September 30, 2017
Share Repurchase Program (A)	299,852	$100.05	299,852	$1,017,116
Employee Transactions (B)	64	$107.29	N/A	N/A
Total
Share Repurchase Program (A)	628,717	$103.38	628,717	$1,017,116
Employee Transactions (B)	3,139	$107.71	N/A	N/A

(A)
Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $8 billion of share repurchases of our common stock through September 30, 2017. The share repurchase authorization has no set expiration or termination date.

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

Item 6.	Exhibits

Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20170930.xml

101.SCH	dgx-20170930.xsd

101.CAL	dgx-20170930_cal.xml

101.DEF	dgx-20170930_def.xml

101.LAB	dgx-20170930_lab.xml

101.PRE	dgx-20170930_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 19, 2017
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
Chairman, President and
Chief Executive Officer

By	/s/ Mark J. Guinan
Mark J. Guinan
Executive Vice President and
Chief Financial Officer