Form 10-Q
period 2018-03-31
QUEST DIAGNOSTICS INC
filed 2018-04-20
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
Commission file number 001-12215

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 13, 2018, there were outstanding 135,817,201 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Net revenues	$1,884	$1,817

Operating costs and expenses and other operating income:
Cost of services	1,226	1,165
Selling, general and administrative	363	355
Amortization of intangible assets	22	17
Other operating expense, net	1	1
Total operating costs and expenses, net	1,612	1,538

Operating income	272	279

Other income (expense):
Interest expense, net	(41)	(36)
Other (expense) income, net	(2)	3
Total non-operating expenses, net	(43)	(33)

Income before income taxes and equity in earnings of equity method investees	229	246
Income tax expense	(52)	(78)
Equity in earnings of equity method investees, net of taxes	12	7
Net income	189	175
Less: Net income attributable to noncontrolling interests	12	11
Net income attributable to Quest Diagnostics	$177	$164

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.30	$1.19

Diluted	$1.27	$1.16

Weighted average common shares outstanding:
Basic	136	137
Diluted	139	141

Dividends per common share	$0.50	$0.45

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(unaudited)
(in millions)

	Three Months Ended March 31,
	2018	2017
Net income	$189	$175

Other comprehensive income (loss):
Currency translation	6	4
Net deferred loss on cash flow hedges, net of taxes	1	—
Other comprehensive income	7	4

Comprehensive income	196	179
Less: Comprehensive income attributable to noncontrolling interests	12	11
Comprehensive income attributable to Quest Diagnostics	$184	$168

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2018 AND DECEMBER 31, 2017
(unaudited)
(in millions, except per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$124	$137
Accounts receivable, net of allowance for doubtful accounts of $6 and $8 as of March 31, 2018 and December 31, 2017, respectively	1,026	924
Inventories	94	95
Prepaid expenses and other current assets	127	150
Total current assets	1,371	1,306
Property, plant and equipment, net	1,156	1,145
Goodwill	6,392	6,335
Intangible assets, net	1,174	1,119
Investment in equity method investees	474	462
Other assets	128	136
Total assets	$10,695	$10,503

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$976	$1,021
Current portion of long-term debt	141	36
Total current liabilities	1,117	1,057
Long-term debt	3,718	3,748
Other liabilities	717	663
Commitments and contingencies
Redeemable noncontrolling interest	77	80
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both March 31, 2018 and December 31, 2017; 217 and 216 shares issued as of March 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	2,616	2,612
Retained earnings	7,249	7,138
Accumulated other comprehensive loss	(41)	(48)
Treasury stock, at cost; 81 shares as of both March 31, 2018 and December 31, 2017	(4,796)	(4,783)
Total Quest Diagnostics stockholders’ equity	5,030	4,921
Noncontrolling interests	36	34
Total stockholders’ equity	5,066	4,955
Total liabilities and stockholders’ equity	$10,695	$10,503

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(unaudited)
(in millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$189	$175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74	62
Provision for doubtful accounts	3	2
Deferred income tax provision	24	11
Stock-based compensation expense	19	17
Other, net	(1)	1
Changes in operating assets and liabilities:
Accounts receivable	(97)	(35)
Accounts payable and accrued expenses	(68)	(95)
Income taxes payable	5	63
Other assets and liabilities, net	32	(5)
Net cash provided by operating activities	180	196

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(130)	(1)
Capital expenditures	(73)	(42)
Increase in investments and other assets	(1)	(4)
Net cash used in investing activities	(204)	(47)

Cash flows from financing activities:
Proceeds from borrowings	935	—
Repayments of debt	(832)	(2)
Purchases of treasury stock	(50)	(150)
Exercise of stock options	34	46
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(20)	(22)
Dividends paid	(61)	(62)
Distributions to noncontrolling interests	(15)	(9)
Sale of noncontrolling interest in subsidiaries	2	—
Other financing activities, net	18	33
Net cash provided by (used in) financing activities	11	(166)

Net change in cash and cash equivalents and restricted cash	(13)	(17)
Cash and cash equivalents and restricted cash, beginning of period	137	384
Cash and cash equivalents and restricted cash, end of period	$124	$367

Cash and cash equivalents	$124	$367
Restricted cash	—	—
Cash and cash equivalents and restricted cash, end of period	$124	$367

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(unaudited)
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2017	135	$2	$2,612	$7,138	$(48)	$(4,783)	$34	$4,955	$80
Net income				177			11	188	1
Other comprehensive income, net of taxes					7			7
Dividends declared				(66)				(66)
Distributions to noncontrolling interests							(11)	(11)	(4)
Issuance of common stock under benefit plans	—	—	4			4		8
Stock-based compensation expense			18			1		19
Exercise of stock options	1		2			32		34
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans	—	—	(20)					(20)
Purchases of treasury stock	—					(50)		(50)
Sale of noncontrolling interest in subsidiaries							2	2
Balance, March 31, 2018	136	$2	$2,616	$7,249	$(41)	$(4,796)	$36	$5,066	$77

Balance, December 31, 2016	137	$2	$2,545	$6,613	$(72)	$(4,460)	$32	$4,660	$77
Net income				164			10	174	1
Other comprehensive income, net of taxes					4			4
Dividends declared				(62)				(62)
Distributions to noncontrolling interests							(9)	(9)
Issuance of common stock under benefit plans	1		2			3		5
Stock-based compensation expense			16			1		17
Exercise of stock options	1		1			45		46
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(22)					(22)
Purchases of treasury stock	(2)					(150)		(150)
Balance, March 31, 2017	137	$2	$2,542	$6,715	$(68)	$(4,561)	$33	$4,663	$78

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except per share data)

1.    DESCRIPTION OF BUSINESS

Background

Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") empower people to take action to improve health outcomes.  The Company uses its extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management.  The Company's diagnostic information services business ("DIS") provides information and insights based on the industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The Company provides services to a broad range of customers, including patients, clinicians, hospitals, independent delivery networks ("IDNs"), health plans, employers and accountable care organizations ("ACOs"). The Company offers the broadest access in the United States to diagnostic information services through its nationwide network of laboratories, patient service centers and phlebotomists in physician offices and the Company's connectivity resources, including call centers and mobile paramedics, nurses and other health and wellness professionals. The Company is the world's leading provider of diagnostic information services. The Company provides interpretive consultation with one of the largest medical and scientific staffs in the industry and hundreds of M.D.s and Ph.D.s, many of whom are recognized leaders in their fields. The Company's Diagnostic Solutions businesses ("DS") are the leading provider of risk assessment services for the life insurance industry and the Company offers healthcare organizations and clinicians robust information technology solutions.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, comprehensive income, financial condition, cash flows and stockholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K. The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2017, but does not include all the disclosures required by accounting principles generally accepted in the United States (“GAAP”).

The accounting policies of the Company are the same as those set forth in Note 2 to the consolidated financial statements contained in the Company’s 2017 Annual Report on Form 10-K except for the impact of the adoption of new accounting standards discussed under New Accounting Pronouncements.

Reclassifications

As a result of the adoption of the new accounting standard associated with clarifying presentation and classification in the statement of cash flows, certain reclassifications have been made to the prior period financial statements to conform with the current period presentation. In addition, the Company adopted the new revenue recognition accounting standard on a full retrospective basis, which required the Company to restate certain previously reported results. For further details regarding the impact of these new accounting standards, see New Accounting Pronouncements.

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

New Accounting Pronouncements

Adoption of New Accounting Standards

On January 1, 2018, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board ("FASB") on revenue recognition using the full retrospective method. This new accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific guidance from GAAP. The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. As a result of the Company's adoption of this standard, the majority of the amounts that were historically classified as bad debt expense, primarily related to patient responsibility, are now considered an implicit price concession in determining net revenue. Accordingly, the Company reports uncollectible balances associated with patient responsibility as a reduction of the transaction price and therefore as a reduction in net revenues when historically these amounts were classified as bad debt expense within selling, general and administrative expenses. In addition, the adoption of this new accounting standard resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. For further details, see Note 3.

Adoption of the standard impacted the Company's previously reported results as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

	As Previously Reported	Adjustment for New Accounting Standard on Revenue Recognition	As Restated
Three Months Ended March 31, 2017

Consolidated Statement of Operations:
Net revenues	$1,899	$(82)	$1,817
Selling, general and administrative expenses	$437	$(82)	$355
Net income attributable to Quest Diagnostics	$164	$—	$164

Consolidated Statements of Cash Flows:
Provision for doubtful accounts	$84	$(82)	$2
Changes in operating assets and liabilities:
Accounts receivable	$(117)	$82	$(35)

Balance, December 31, 2017

Consolidated Balance Sheets:
Accounts receivable	$1,193	$(261)	$932
Allowance for doubtful accounts	$269	$(261)	$8
Accounts receivable, net of allowance for doubtful accounts	$924	$—	$924

On January 1, 2018, the Company adopted a new accounting standard issued by the FASB on the recognition and measurement of financial assets and financial liabilities. This new accounting standard requires that all equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. However, companies may elect to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. In addition, the new accounting standard eliminated the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

On January 1, 2018, the Company adopted two new accounting standards issued by the FASB that clarify presentation and classification in the statement of cash flows on a retrospective basis. As a result of adoption:

•
Amounts generally described as restricted cash and restricted cash equivalents are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of adoption, there was no impact to cash flows from operating, investing or financing activities for the three months ended March 31, 2018 and no impact to cash flows from operating or financing activities for the three months ended March 31, 2017. $25 million of escrow proceeds associated with the disposition of the Focus Diagnostics products business in May 2016, which was previously reported as a cash inflow from investing activities for the three months ended March 31, 2017, is no longer presented within the net change in cash and cash equivalents and restricted cash as it is included in the beginning-of-period balance of restricted cash. Refer to Note 6 to the consolidated financial statements contained in the Company’s 2017 Annual Report on Form 10-K for more information regarding the disposition of the Focus Diagnostics products business.

•
The classification of how certain cash receipts and payments are presented within the statement of cash flows has been clarified. As a result, cash payments for debt retirement costs are now presented as a financing cash outflow in the consolidated statement of cash flows. There were no debt retirement costs for the three months ended March 31, 2018 and 2017.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

On January 1, 2018, the Company adopted a new accounting standard issued by the FASB that provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. If an entity determines that substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. If this threshold is not met, in order to be considered a business the set of transferred assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The adoption of this standard, which was done on a prospective basis, will require future transactions to be evaluated under the new framework.

New Accounting Standards To Be Adopted

In February 2016, the FASB issued an Accounting Standard Updated ("ASU") that amends accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities for most leases on its balance sheet but will recognize expense on its statement of operations similar to current lease accounting.  The ASU is effective for the Company in the first quarter of 2019 with early adoption permitted.  The new guidance must be adopted using a modified retrospective transition approach, and provides for certain practical expedients.  The adoption of this ASU will result in a significant increase to the Company’s balance sheet for lease liabilities and right-of-use assets, which has not yet been quantified. The Company is currently assessing the impact of the adoption of this ASU on the Company’s results of operations, financial position and cash flows. Significant implementation matters being addressed by the Company include implementing an integrated third-party lease accounting application, assessing the impact to its internal controls over financial reporting and documenting the new lease accounting process.

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

In February 2018, the FASB issued an ASU that provides companies with an option to reclassify stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act ("TCJA") from accumulated other comprehensive income to retained earnings. The guidance will be effective for the Company beginning in the first quarter of 2019 with early adoption permitted, and would be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the tax rate as a result of TCJA is recognized. The Company does not expect the adoption of this ASU to have a material impact on its results of operations, financial position and cash flows.

3.    REVENUE RECOGNITION

DIS

Net revenues in the Company’s DIS business accounted for greater than 95% of the Company’s total net revenues for both the three months ended March 31, 2018 and 2017 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligation and recognizes revenues upon completion of the testing process or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups, determined using the portfolio approach, in exchange for providing services. These estimates include the impact of contractual allowances and price concessions, as discussed below. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers, client payers and patients. Contracts with customers in the DIS business do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.

The following are descriptions of the DIS business’ portfolios:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Healthcare Insurers

Reimbursements from healthcare insurers are based on negotiated fee-for-service schedules and on capitated payment rates. Revenues consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers, which considers historical denial and collection experience and the terms of the Company’s contractual arrangements. Adjustments to the allowances, based on actual receipts from the third-party payers, are recorded upon settlement.

Collection of consideration the Company expects to receive is normally a function of providing complete and correct billing information to the healthcare insurers within the various filing deadlines and typically occurs within 30 to 60 days of billing. Provided the Company has billed healthcare insurers accurately with complete information prior to the established filing deadline, there has historically been little to no collection risk. If there has been a delay in billing, the Company determines if the amounts in question will likely go past the filing deadline, and if so, it will reserve accordingly for the billing.

Under capitated arrangements with healthcare insurers, the Company recognizes revenue based on a predetermined monthly reimbursement rate for each member of an insurer's health plan regardless of the number or cost of services provided by the Company. Healthcare insurers typically reimburse the Company under capitated arrangements in the same month services are performed, essentially giving rise to no outstanding accounts receivable at the end of a reporting period. If any capitated payments are not received on a timely basis, the Company determines the cause and makes a separate determination as to whether or not the collection of the amount from the healthcare insurer is at risk and, if so, would reserve accordingly.

Government Payers

Reimbursements from government payers are based on fee-for-service schedules set by governmental authorities, including traditional Medicare and Medicaid. Revenues consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers, which considers historical denial and collection experience and other factors. Adjustments to the allowances, based on actual receipts from the government payers, are recorded upon settlement.

Collection of consideration the Company expects to receive is normally a function of providing the complete and correct billing information within the various filing deadlines and typically occurs within 30 days of billing. Provided the Company has billed government payers accurately with complete information prior to the established filing deadline, there has historically been little to no collection risk. If there has been a delay in billing, the Company determines if the amounts in question will likely go past the filing deadline, and, if so, it will reserve for the billing, accordingly.

Client Payers

Client payers include physicians, hospitals, ACOs, IDNs, employers, other commercial laboratories and institutions for which services are performed on a wholesale basis, and are billed based on negotiated fee schedules. Credit risk and ability to pay are more of a consideration for these payers than healthcare insurers and government payers. Collection of consideration the Company expects to receive typically occurs within 60 to 90 days of billing.

Patients

Uninsured patients are billed based on established patient fee schedules or fees negotiated with physicians on behalf of their patients. Insured patients (includes coinsurance and deductible responsibilities) are billed based on fees negotiated with healthcare insurers. Collection of billings from patients is subject to credit risk and ability of the patients to pay. Revenues consist of amounts billed net of discounts provided to uninsured patients in accordance with the Company’s policies and implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive from patients, which considers historical collection experience and other factors including current market conditions. Adjustments to the estimated allowances, based on actual receipts from the patients, are recorded upon settlement. Patient billings are generally fully reserved for when the related billing reaches 210 days outstanding. Balances are automatically written off when they are sent to collection agencies. Allowances are further adjusted for estimated recoveries of amounts sent to collection agencies based on historical collection experience, which is regularly monitored. Collection of consideration the Company expects to receive typically occurs within 30 to 60 days of billing.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

DS

The Company’s DS businesses primarily satisfy their performance obligations and recognize revenues when delivery has occurred or services have been rendered. Collection of consideration the Company expects to receive typically occurs within 30 to 60 days of billing.

The approximate percentage of net revenue by type of customer was as follows:

	Three Months Ended March 31,
	2018	2017
Healthcare insurers:
Fee-for-service	34%	33%
Capitated	4	4
Total healthcare insurers	38	37
Government payers	16	17
Client payers	30	30
Patient	12	11
Total DIS	96	95
DS	4	5
Net revenues	100%	100%

For the three months ended March 31, 2018 and 2017, substantially all of the Company’s services were provided within the United States, see Note 14.

4.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended March 31,
	2018	2017
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$177	$164
Less: Earnings allocated to participating securities	1	1
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$176	$163

Weighted average common shares outstanding – basic	136	137
Effect of dilutive securities:
Stock options and performance share units	3	4
Weighted average common shares outstanding – diluted	139	141

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.30	$1.19

Diluted	$1.27	$1.16

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended March 31,
	2018	2017
Stock options	2	1

5.    RESTRUCTURING ACTIVITIES

Invigorate Program

The Company is committed to a program called Invigorate which is designed to reduce its cost structure and improve performance. Invigorate consists of several flagship programs, with structured plans in each, to drive savings and improve performance across the customer value chain. These flagship programs include: organization excellence; information technology excellence; procurement excellence; service excellence; lab excellence; and billing excellence. The Invigorate program is intended to partially offset reimbursement pressures and labor and benefit cost increases; free up additional resources to invest in science, innovation and other growth initiatives; and enable us to improve service quality and operating profitability. Additionally, the program is driving the standardization of processes, information technology systems and equipment and data; digitization of the Company's services; and enhancement of reimbursement for work performed.

Restructuring Charges

The following table provides a summary of the Company's pre-tax restructuring charges for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Employee separation costs	$11	$3
Facility-related costs	1	—
Total restructuring charges	$12	$3

The restructuring charges incurred for the three months ended March 31, 2018 and 2017 were primarily associated with various workforce reduction initiatives as the Company continues to simplify and restructure its organization. Of the total restructuring charges incurred during the three months ended March 31, 2018, $4 million and $8 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the three months ended March 31, 2017, $2 million and $1 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Charges for all periods presented were primarily recorded in the Company's DIS business.

The restructuring liability as of March 31, 2018 and December 31, 2017, which is included in accounts payable and accrued expenses, was $27 million and $22 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

6.     BUSINESS ACQUISITIONS

On February 1, 2018, the Company completed its acquisition of Mobile Medical Examination Services, Inc. ("MedXM"), in an all cash transaction for $142 million, net of $5 million cash acquired, which consisted of cash consideration of $130 million and contingent consideration estimated at $12 million. The contingent consideration arrangement is dependent upon the achievement of certain revenue targets. MedXM is a leading national provider of home-based health risk assessments and related services. Through the acquisition, the Company acquired all of MedXM's operations. Based on the preliminary purchase price allocation, the assets acquired and liabilities assumed consist of $77 million of intangible assets, $57 million of goodwill (of which $45 million is currently tax deductible), $7 million of working capital and $1 million of property, plant and equipment. The intangible assets consist primarily of customer related assets which are being amortized over a useful life of 15 years. For further details regarding the fair value of the contingent consideration, see Note 7.

This acquisition was accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed were recorded based on their estimated fair values as of the closing date. Supplemental pro forma combined financial information has not been presented as the impact of the acquisition is not material to the Company's consolidated financial statements. The goodwill recorded primarily includes the expected synergies resulting from combining the operations of the acquired entity with those of the Company and the value associated with an assembled workforce and other intangible assets that do not qualify for separate recognition. All of the goodwill acquired in connection with the acquisition has been allocated to the Company's DIS business. For further details regarding business segment information, see Note 14.

On March 22, 2018, the Company finalized an agreement to acquire the outreach laboratory service business of Cape Cod Healthcare, Inc. Closing of the transaction remains subject to customary closing conditions.

For details regarding the Company's 2017 acquisitions, see Note 5 to the consolidated financial statements in the Company's 2017 Annual Report on Form 10-K.

7.     FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2018	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$57	$57	$—	$—
Cash surrender value of life insurance policies	36	—	36	—
Equity securities	2	2	—	—
Total	$95	$59	$36	$—

Liabilities:
Interest rate swaps	$114	$—	$114	$—
Deferred compensation liabilities	102	—	102	$—
Contingent consideration	20	—	—	20
Total	$236	$—	$216	$20

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

		Basis of Fair Value Measurements
December 31, 2017	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$58	$58	$—	$—
Cash surrender value of life insurance policies	37	—	37	—
Equity securities	2	2	—	—
Total	$97	$60	$37	$—

Liabilities:
Deferred compensation liabilities	$103	$—	$103	$—
Interest rate swaps	89	—	89	—
Contingent consideration	7	—	—	7
Total	$199	$—	$192	$7

A full description regarding the Company's fair value measurements is contained in Note 7 to the consolidated financial statements in the Company's 2017 Annual Report on Form 10-K.

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

The Company offers certain employees the opportunity to participate in a non-qualified deferred compensation program. A participant's deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program's liability. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments. Changes in the fair value of the deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the deferred compensation obligations are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The plan was amended effective January 1, 2018 so that future deferrals under the plan may only be made by participants who made deferrals under the plan in 2017.

The fair value measurements of the Company's interest rate swaps classified within Level 2 of the fair value hierarchy are model-derived valuations as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions.

Investment in equity securities represents an investment in registered shares of a publicly-held company. The Company's investment in equity securities is classified within Level 1 of the fair value hierarchy because the fair value is obtained from quoted prices in an active market.

In April 2014, and as further discussed in Note 7 to the consolidated financial statements in the Company's 2017 Annual Report on Form 10-K, the Company completed the acquisition of Steward Health Care Systems, LLC's laboratory outreach business. In connection with the acquisition, the Company initially recorded a contingent consideration liability of $4 million. The contingent consideration liability was classified within Level 3 of the fair value hierarchy measured at fair value using a probability weighted and discounted cash flow method. The remaining balance as of March 31, 2018 of $1 million is expected to be paid in 2018.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

In December 2017, and as further discussed in Note 5 and Note 7 to the consolidated financial statements in the Company's 2017 Annual Report on Form 10-K, the Company completed the acquisition of Shiel Holdings, LLC ("Shiel") which provides for up to $15 million of contingent consideration to be paid based on the achievement of certain testing volume benchmarks. In connection with the acquisition, the Company initially recorded a contingent consideration liability of $6 million which was classified within Level 3 of the fair value hierarchy. The contingent consideration was measured at fair value using an option-pricing model. Significant inputs included management's estimate of volume and other market inputs including comparable company revenue volatility of 6.9% and a discount rate of 4.5%. The estimated fair value of the contingent consideration associated with Shiel was increased to $7 million in the first quarter of 2018 as a result of the remeasurement of the liability. Any contingent consideration associated with Shiel will be paid in 2018.

In February 2018, the Company completed the acquisition of MedXM which provides for up to $30 million of contingent consideration to be paid based on the achievement of certain revenue targets. In connection with the acquisition, the Company initially recorded a contingent consideration liability of $12 million which was classified within Level 3 of the fair value hierarchy. The contingent consideration was measured at fair value using an option-pricing model. Significant inputs included management's estimate of revenue and other market inputs including comparable company revenue volatility of 12.7% and a discount rate of 5.4%. Any contingent consideration associated with MedXM is expected to be paid in 2019. For further details regarding the MedXM acquisition, see Note 6.

The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2017	$7
Purchases, additions and issuances	12
Settlements	—
Total gains/losses - realized/unrealized:
Included in earnings	1
Balance, March 31, 2018	$20

The $1 million loss included in earnings associated with the change in the fair value of contingent consideration for the three months ended March 31, 2018 is reported in other operating expense, net.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of March 31, 2018 and December 31, 2017, the fair value of the Company’s debt was estimated at $4.1 billion and $4.0 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

8.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the three months ended March 31, 2018 and for the year ended December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Balance, beginning of period	$6,335	$6,000
Goodwill acquired during the period	57	335
Balance, end of period	$6,392	$6,335

Principally all of the Company’s goodwill as of March 31, 2018 and December 31, 2017 was associated with its DIS business.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

For the three months ended March 31, 2018, goodwill acquired during the period was associated with the MedXM acquisition (see Note 6). For the year ended December 31, 2017, goodwill acquired was principally associated with the acquisitions of the clinical and anatomic pathology laboratory business of Shiel Holdings, LLC, the outreach laboratory service business of PeaceHealth Laboratories, Med Fusion, LLC and Clearpoint Diagnostic Laboratories, LLC, Cleveland HeartLab, Inc. and the outreach laboratory service businesses of The William W. Backus Hospital and The Hospital of Central Connecticut. For details regarding the Company's 2017 acquisitions, see Note 5 to the consolidated financial statements in the Company's 2017 Annual Report on Form 10-K.

Intangible assets at March 31, 2018 and December 31, 2017 consisted of the following:

	Weighted Average Amortization Period (in years)	March 31, 2018			December 31, 2017
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	18	$1,284	$(422)	$862	$1,210	$(404)	$806
Non-compete agreements	7	7	(5)	2	7	(5)	2
Technology	17	96	(46)	50	95	(45)	50
Other	9	107	(83)	24	105	(80)	25
Total	17	1,494	(556)	938	1,417	(534)	883

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$1,730	$(556)	$1,174	$1,653	$(534)	$1,119

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2018 is as follows:

Year Ending December 31,
Remainder of 2018	$66
2019	87
2020	86
2021	80
2022	77
2023	76
Thereafter	466
Total	$938

9.    DEBT

Senior Unsecured Revolving Credit Facility

In March 2018, the Company amended and restated the agreement for its $750 million senior unsecured revolving credit facility (the “Credit Facility” or "Senior Unsecured Revolving Credit Facility"). As a result, the Credit Facility will mature in March 2023. Under the Credit Facility, the Company can issue letters of credit totaling $150 million (see Note 13). Issued letters of credit reduce the available borrowing capacity under the facility. Interest on the Credit Facility is based on certain published rates plus an applicable margin based on changes in the Company's public debt ratings. As of March 31, 2018, the Company's borrowing rate for LIBOR-based loans under the Credit Facility was LIBOR plus 1.125%. The Credit

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Facility contains various covenants, including the maintenance of a financial leverage ratio, which could impact the Company's ability to, among other things, incur additional indebtedness. As of March 31, 2018, there were no outstanding borrowings under the Credit Facility.

During the three months ended March 31, 2018, there were $935 million in cumulative borrowings primarily associated with the funding of the MedXM acquisition in February 2018 and other working capital requirements and $830 million in repayments under the secured receivables credit facility.

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

The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges as of March 31, 2018 and December 31, 2017 was $8 million and $9 million, respectively. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $3 million.

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. A summary of the notional amounts of these interest rate swaps as of March 31, 2018 and December 31, 2017 was as follows:

	Notional Amount
Debt Instrument	March 31, 2018	December 31, 2017

4.25% Senior Notes due April 2024	$250	$250
3.50% Senior Notes due March 2025	600	600
3.45% Senior Notes due June 2026	350	350
	$1,200	$1,200

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The fixed-to-variable interest rate swap agreements in the table above have variable interest rates ranging from one-month LIBOR plus 2.2% to one-month LIBOR plus 3.0%.

As of March 31, 2018 and December 31, 2017, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	March 31, 2018	March 31, 2018	December 31, 2017	December 31, 2017
Long-term debt	$1,106	$(62)	$1,132	$(33)

(a) The balance includes $52 million and $56 million of remaining unamortized hedging adjustment on a discontinued relationship as of March 31, 2018 and December 31, 2017, respectively.

The following table presents the effect of fair value hedge accounting on the statement of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	Other (expense) income, net	Other (expense) income, net
Total for line item in which the effects of fair value hedges are recorded	$(2)	$3

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$25	$—
Derivatives designated as hedging instruments	$(25)	$—

A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows:

	March 31, 2018		December 31, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Interest rate swaps	Other liabilities	$114	Other liabilities	$89

A full description regarding the Company's use of derivative financial instruments is contained in Note 14 to the consolidated financial statements in the Company's 2017 Annual Report on Form 10-K.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Prior to adoption of the new accounting guidance on recognition and measurement of financial assets and liabilities, comprehensive income (loss) also included investment adjustments, which represented unrealized holding gains (losses), net of tax on available for sale securities, net of other-than-temporary impairment amounts reclassified to other (expense) income, net. Refer to Note 2 for details regarding the adoption of the new accounting standard related to the recognition and measurement of financial assets and liabilities.

For the three months ended March 31, 2018 and 2017, the tax effects related to the deferred losses on cash flow hedges were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

Dividend Program

During the first quarter of 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.50 per common share. During each of the four quarters of 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.45 per common share.

Share Repurchase Program

As of March 31, 2018, $867 million remained available under the Company’s share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the three months ended March 31, 2018, the Company repurchased 0.5 million shares of its common stock for $50 million.

For the three months ended March 31, 2017, the Company repurchased 1.6 million shares of its common stock for $150 million.

Shares Reissued from Treasury Stock

For the three months ended March 31, 2018 and 2017, the Company reissued 0.6 million shares and 0.9 million shares, respectively, from treasury stock for shares issued under the Employee Stock Purchase Plan and stock option plans. For details regarding the Company's stock ownership and compensation plans, see Note 16 to the consolidated financial statements in the Company's 2017 Annual Report on Form 10-K.

Redeemable Noncontrolling Interest

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. The Company records changes in the fair value of the noncontrolling interest immediately as they occur. As of March 31, 2018, the redeemable noncontrolling interest was presented at its fair value.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

12.    SUPPLEMENTAL CASH FLOW & OTHER DATA

Supplemental cash flow and other data for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Depreciation expense	$52	$45
Amortization expense	22	17
Depreciation and amortization expense	$74	$62

Interest expense	$(41)	$(37)
Interest income	—	1
Interest expense, net	$(41)	$(36)

Interest paid	$49	$46
Income taxes paid	$2	$8

Accounts payable associated with capital expenditures	$16	$12
Dividends payable	$66	$62

Businesses acquired:
Fair value of assets acquired	$148	$1
Fair value of liabilities assumed	(1)	—
Fair value of net assets acquired	147	1
Merger consideration paid (payable), net	(12)	—
Cash paid for business acquisitions	135	1
Less: Cash acquired	5	—
Business acquisitions, net of cash acquired	$130	$1

13.     COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company can issue letters of credit totaling $100 million under its secured receivables credit facility and $150 million under its senior unsecured revolving credit facility. For further discussion regarding the Company's secured receivables credit facility and senior unsecured revolving credit facility, see Note 13 to the consolidated financial statements in the Company's 2017 Annual Report on Form 10-K and Note 9 to the interim unaudited consolidated financial statements.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $71 million in letters of credit under the secured receivables credit facility were outstanding as of March 31, 2018. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Contingent Lease Obligations

The Company remains subject to contingent obligations under certain real estate leases, including leases that were entered into by certain predecessor companies of a subsidiary prior to the Company's acquisition of the subsidiary. No liability has been recorded for any of these potential contingent obligations. For further details, see Note 17 to the consolidated financial statements in the Company’s 2017 Annual Report on Form 10-K.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas.  As of March 31, 2018, the Company does not believe that material losses related to legal matters are probable.

Reserves for legal matters totaled $2 million as of both March 31, 2018 and December 31, 2017.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $113 million and $118 million as of March 31, 2018 and December 31, 2017, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

14.    BUSINESS SEGMENT INFORMATION

The Company's DIS business is the only reportable segment based on the manner in which the Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), assesses performance and allocates resources across the organization. The DIS business provides diagnostic information services to a broad range of customers, including patients, clinicians, hospitals, IDNs, health plans, employers and ACOs. The Company is the world's leading provider of diagnostic information services, which includes providing information and insights based on the industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The DIS business accounted for greater than 95% of net revenues in 2018 and 2017.

All other operating segments include the Company's DS businesses, which consist of its risk assessment services and healthcare information technology businesses. The Company's DS businesses are the leading provider of risk assessment services for the life insurance industry and the Company offers healthcare organizations and clinicians robust information technology solutions.

As of March 31, 2018, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

The following table is a summary of segment information for the three months ended March 31, 2018 and 2017. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the consolidated financial statements contained in the Company’s 2017 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Net revenues:
DIS business	$1,803	$1,730
All other operating segments	81	87
Total net revenues	$1,884	$1,817

Operating earnings (loss):
DIS business	$308	$306
All other operating segments	11	13
General corporate activities	(47)	(40)
Total operating income	272	279
Non-operating expenses, net	(43)	(33)
Income before income taxes and equity in earnings of equity method investees	229	246
Income tax expense	(52)	(78)
Equity in earnings of equity method investees, net of taxes	12	7
Net income	189	175
Less: Net income attributable to noncontrolling interests	12	11
Net income attributable to Quest Diagnostics	$177	$164

15.    RELATED PARTIES

The Company's equity method investees primarily consist of its clinical trials central laboratory services joint venture and its diagnostic information services joint ventures, which are accounted for under the equity method of accounting. During each of the three months ended March 31, 2018 and 2017, the Company recognized net revenues of $9 million associated with diagnostic information services provided to its equity method investees. As of March 31, 2018 and December 31, 2017, there was $4 million and $3 million, respectively, of accounts receivable from equity method investees related to such services.

During each of the three months ended March 31, 2018 and 2017, the Company recognized income of $4 million associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. As of March 31, 2018 and December 31, 2017, there was $5 million and $7 million, respectively, of other receivables from equity method investees included in prepaid expenses and other current assets related to these service agreements and other transition related items. In addition, accounts payable and accrued expenses both as of March 31, 2018 and December 31, 2017 included $1 million due to equity method investees.

16.    TAXES ON INCOME

For the three months ended March 31, 2018 and 2017, the effective income tax rate was 22.5% and 31.8%, respectively. The lower effective income tax rate was primarily due to the reduced corporate tax rate as a result of the TCJA. In addition, the effective tax rate for the three months ended March 31, 2018 and 2017 benefited from $8 million and $16 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

The Company recognized the income tax effects of the TCJA in its audited consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides Securities and Exchange Commission staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the TCJA was signed into law. The guidance also provides for a measurement period of up to one year from the enactment date for the Company to complete the accounting for the U.S. tax law changes. As such, the Company’s 2017 financial results reflected the provisional estimate of the income tax effects of the TCJA. No subsequent adjustments have been made to the amounts recorded as of December 31, 2017, which continue to represent a provisional estimate of the impact of

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

TCJA. The estimate of the impact of TCJA is based on certain assumptions and the Company's current interpretation, and may change, as the Company receives additional clarification and implementation guidance and as the interpretation of the TCJA evolves over time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

Diagnostic Information Services

Quest Diagnostics empowers people to take action to improve health outcomes. We use our extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management. Our diagnostic information services business ("DIS") provides information and insights based on the industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. We provide services to a broad range of customers, including patients, clinicians, hospitals, independent delivery networks ("IDNs"), health plans, employers and accountable care organizations ("ACOs"). We offer the broadest access in the United States to diagnostic information services through our nationwide network of laboratories, patient service centers and phlebotomists in physician offices and our connectivity resources, including call centers and mobile paramedics, nurses and other health and wellness professionals. We are the world's leading provider of diagnostic information services. We provide interpretive consultation with one of the largest medical and scientific staffs in the industry. Our DIS business makes up over 95% of our consolidated net revenues.

Diagnostic Solutions

In our Diagnostic Solutions ("DS") businesses, which represents the balance of our consolidated net revenues, we are the leading provider of risk assessment services for the life insurance industry and we offer healthcare organizations and clinicians robust information technology solutions.

First Quarter Highlights

•	Our total net revenues of $1.9 billion were 3.7% above the prior year period. We estimate that weather negatively impacted revenue growth by 0.6%.

•	In our DIS business:

◦
Revenues of $1.8 billion increased by 4.1% compared to the prior year period. We estimate that reduced reimbursement due to the Protecting Access to Medicare Act ("PAMA") negatively impacted DIS revenue growth by 0.5%.

◦	Volume, measured by the number of requisitions, increased 2.2% compared to the prior year period.

◦	Revenue per requisition increased by 1.6% compared to the prior year period.

•	DS revenues of $81 million were 5.3% below the prior year period primarily associated with our risk assessment services.

•
Operating income was $272 million in 2018, a decrease of $7 million compared to the prior year period primarily due to higher restructuring costs associated with workforce reductions and the impact of weather.

•
Net income attributable to Quest Diagnostics' stockholders was $177 million, or $1.27 per diluted share, in 2018, compared to $164 million, or $1.16 per diluted share, in the prior year period. For the three months ended March 31, 2018, net income attributable to Quest Diagnostics and diluted EPS benefited from the lower corporate income tax rate as a result of the Tax Cuts and Jobs Act ("TCJA").

•
Net cash provided by operating activities was $180 million in 2018, compared to $196 million in the prior year period. The $16 million decrease in net cash provided by operating activities was primarily a result of timing of movements in our working capital accounts.

We adopted the new accounting standard for revenue recognition effective January 1, 2018 using the full retrospective method which required the restatement of certain previously reported financial results, as well as our days sales outstanding calculation. For further details on the impact of the new accounting standard, refer to Note 2 to the interim unaudited consolidated financial statements.

Pursuant to PAMA, which was implemented in 2018, the Centers for Medicare and Medicaid Services has promulgated revised Medicare reimbursement schedules for clinical laboratory tests under the Clinical Laboratory Fee Schedule ("CLFS") for 2018, 2019 and 2020. The Company expects the impact on our CLFS based revenues (in 2017 CLFS revenues comprised 12% of our consolidated net revenues) as a result of PAMA to be a reduction of approximately 4% in 2018, and approximately 10% in both 2019 and 2020. PAMA calls for further revision of the Medicare CLFS for years after 2020 based on future surveys of market rates; further reduction in reimbursement may result from such revisions.

Two Point Strategy

Our two point strategy is described in detail in "Item 1. Business: Our Strategy and Strengths" in our 2017 Annual Report on Form 10-K. During the three months ended March 31, 2018, we continued to execute on our strategy as follows:

Acquisition of Mobile Medical Examination Services, Inc.

On February 1, 2018, we completed the acquisition of Mobile Medical Examination Services, Inc. ("MedXM"), in an all cash transaction for $142 million, net of $5 million cash acquired, which consisted of cash consideration of $130 million and contingent consideration estimated at $12 million. The contingent consideration arrangement is dependent upon the achievement of certain revenue targets. MedXM is a leading national provider of home-based health risk assessments and related services. The acquired business is included in our DIS business.

Agreement to Acquire the Outreach Laboratory Service Business of Cape Cod Healthcare, Inc.

On March 22, 2018, we finalized an agreement to acquire the outreach laboratory service business of Cape Cod Healthcare, Inc. Closing of the transaction remains subject to customary closing conditions.

For details regarding our acquisitions, see Note 6 to the interim unaudited consolidated financial statements and Note 5 to the consolidated financial statements in our 2017 Annual Report on Form 10-K.

Invigorate Program

We are engaged in a multi-year program called Invigorate, which is designed to reduce our cost structure and improve our performance. We delivered more than $700 million in run rate savings (compared to 2011) as we exited 2014 and delivered more than $1.3 billion in run rate savings (compared to 2011) as we exited 2017.

Invigorate has consisted of several flagship programs, with structured plans in each, to drive savings and improve performance across the customer value chain. These flagship programs include: organization excellence; information technology excellence; procurement excellence; field and customer service excellence; lab excellence; and revenue services excellence. In addition to these programs, we identified key themes to change how we operate including standardizing our processes, information technology systems, equipment and data; enhancing electronic enabling services; and enhancing reimbursement for work we perform. We believe that our efforts to standardize our information technology systems, equipment and data also foster our efforts to strengthen our foundation for growth and support the value creation initiatives of our clinical franchises by enhancing our operational flexibility, empowering and enhancing the customer experience, facilitating the delivery of actionable insights and bolstering our large data platform.

For the three months ended March 31, 2018, we incurred $27 million of pre-tax charges including $11 million of employee separation costs and other restructuring related costs with the remainder primarily consisting of systems conversion and integration costs, all of which will result in cash expenditures.  Additional restructuring charges may be in incurred in future periods as the Company identifies additional opportunities to achieve further cost savings.

For further details of the Invigorate program and associated costs, see Note 5 to the interim unaudited consolidated financial statements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2017 Annual Report on Form 10-K except for the adoption of new accounting standards, including the new standard related to revenue recognition, as described in Note 2 to the interim unaudited consolidated financial statements. For further details regarding revenues and cash flows arising from contracts with customers, refer to Note 3 to the interim unaudited consolidated financial statements.

Results of Operations

The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$1,803	$1,730	$73	4.1%
DS businesses	81	87	(6)	(5.3)
Total net revenues	$1,884	$1,817	$67	3.7%

Operating costs and expenses and other operating income:
Cost of services	$1,226	$1,165	$61	5.2%
Selling, general and administrative	363	355	8	2.2
Amortization of intangible assets	22	17	5	NM
Other operating expense, net	1	1	—	NM
Total operating costs and expenses, net	$1,612	$1,538	$74	4.8%

Operating income	$272	$279	$(7)	(2.5)%

Other income (expense):
Interest expense, net	$(41)	$(36)	$5	12.7%
Other (expense) income, net	(2)	3	5	NM
Total non-operating expenses, net	$(43)	$(33)	$10	31.3%

Income tax expense	$(52)	$(78)	$(26)	(34.3)%
Effective income tax rate	22.5%	31.8%	(930) bps	NM

Equity in earnings of equity method investees, net of taxes	$12	$7	$5	68.9%

Net income attributable to Quest Diagnostics	$177	$164	$13	8.2%

Diluted earnings per common share attributable to Quest Diagnostics’ common stockholders	$1.27	$1.16	$0.11	9.5%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2018	2017
Net revenues:
DIS business	95.7%	95.3%
DS businesses	4.3	4.7
Total net revenues	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	65.1%	64.1%
Selling, general and administrative	19.2	19.5
Amortization of intangible assets	1.1	0.9
Other operating expense, net	0.1	0.1
Total operating costs and expenses, net	85.5%	84.6%

Operating income	14.5%	15.4%

Bad debt expense	0.2%	0.1%

Operating Results

Results for the three months ended March 31, 2018 were affected by certain items that on a net basis reduced diluted earnings per share by $0.11 as follows:

•
pre-tax charges of $31 million ($12 million in cost of services, $18 million in selling, general and administrative expenses, and $1 million in other operating expense, net), or $0.17 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business; partially offset by

•	excess tax benefits associated with stock-based compensation arrangements of $8 million, or $0.06 per diluted share, recorded in income tax expense.

Results for the three months ended March 31, 2017 were affected by certain items that on a net basis benefited diluted earnings per share by $0.03 as follows:

•
pre-tax charges of $18 million ($10 million in cost of services and $8 million in selling, general and administrative expenses), or $0.08 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; partially offset by

•	excess tax benefits associated with stock-based compensation arrangements of $16 million, or $0.11 per diluted share, recorded in income tax expense.

Net Revenues

Net revenues for the three months ended March 31, 2018 increased by 3.7% compared to the prior year period. We estimate that weather negatively impacted revenue growth by 0.6%.

DIS revenues for the three months ended March 31, 2018 increased by 4.1% compared to the prior year period, which reflects the impact of recent acquisitions and continuing expansion of hospital health system relationships. We estimate that PAMA negatively impacted DIS revenue growth by 0.5%. Organic growth (growth excluding the impact of acquisitions) and acquisitions contributed approximately 0.7% and 3.4%, respectively to DIS revenue growth. DIS volume, measured by the number of requisitions, increased by 2.2%, driven by acquisitions with organic growth essentially flat; volume was negatively impacted by weather during the three months ended March 31, 2018. Revenue per requisition increased by 1.6% compared to the prior year period. Revenue per requisition benefited from favorable test mix, driven in part by acquisitions, partially offset by moderate pricing pressure of 0.5% due to PAMA and less than 1% from all other factors.

Combined revenues in our DS businesses for the three months ended March 31, 2018, decreased by 5.3% compared to the prior year period primarily associated with our risk assessment services.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

For the three months ended March 31, 2018, cost of services increased by $61 million compared to the prior year period. The increase was primarily driven by additional operating costs associated with our acquisitions.

Selling, General and Administrative Expenses ("SG&A")

SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense and general management and administrative support as well as administrative facility costs.

SG&A increased $8 million for the three months ended March 31, 2018, compared to the prior year period primarily driven by additional operating costs associated with our acquisitions and higher restructuring costs associated with workforce reductions.

Amortization Expense

Amortization expense increased $5 million for the three months ended March 31, 2018, compared to the prior year period as a result of recent acquisitions.

Operating Income

Operating income was $272 million or 14.5% of revenue for the three months ended March 31, 2018 compared to $279 million or 15.4% in the prior year period. The decrease is primarily due to higher restructuring costs associated with workforce reductions and the impact of weather.

Interest Expense, net

Interest expense, net increased for the three months ended March 31, 2018 compared to the prior year period primarily driven by higher interest rates associated with our variable rate indebtedness.

Other (Expense) Income, net

Other (expense) income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

Income Tax Expense

Income tax expense and the effective income tax rate both decreased for the three months ended March 31, 2018 compared to the prior year period primarily driven by the reduced corporate tax rate as a result of the TCJA partially offset by a decrease of $8 million in excess tax benefits associated with stock-based compensation arrangements over the prior year period.

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

As of March 31, 2018 and December 31, 2017, the fair value of our debt was estimated at approximately $4.1 billion and $4.0 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of March 31, 2018 and December 31, 2017, the estimated fair value exceeded the carrying value of the debt by $196 million and $247 million, respectively. A hypothetical 10% increase in interest rates (representing 35 basis points as of March 31, 2018 and 31 basis points as of December 31, 2017) would potentially reduce the estimated fair value of our debt by approximately $92 million and $90 million as of March 31, 2018 and December 31, 2017, respectively.

Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either a rate that is intended to approximate commercial paper rates for highly rated issuers or LIBOR, plus a spread. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. As of March 31, 2018, the borrowing rate under our $750 million senior unsecured revolving credit facility was LIBOR plus 1.125%; however, there were no borrowings outstanding. As of March 31, 2018, there were $135 million of outstanding borrowings under our $600 million secured receivables credit facility with a borrowing rate of 2.61%.

The notional amount of fixed-to-variable interest rate swaps outstanding as of both March 31, 2018 and December 31, 2017 was $1.2 billion. The aggregate fair value of the fixed-to-variable interest rate swaps was $114 million, in a liability position, as of March 31, 2018.

Based on our net exposure to interest rate changes, a hypothetical 10% change to the variable rate component of our variable rate indebtedness (representing 17 basis points) would not impact annual interest expense materially, assuming no changes to the debt outstanding as of March 31, 2018. A hypothetical 10% change in the forward one-month LIBOR curve (representing a 26 basis point change in the weighted average yield) would potentially change the fair value of our derivative liabilities by $20 million.

For further details regarding our outstanding debt, see Note 9 to the interim unaudited consolidated financial statements and Note 13 to the consolidated financial statements included in our 2017 Annual Report on Form 10-K. For details regarding our financial instruments and hedging activities, see Note 10 to the interim unaudited consolidated financial statements and Note 14 to the consolidated financial statements included in our 2017 Annual Report on Form 10-K.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. We regularly evaluate the fair value measurements of our equity investments to determine if losses in value are other than temporary and if an impairment loss has been incurred. The carrying value of our equity investments (excluding investments accounted for under the equity method) was $11 million as of March 31, 2018.

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

Liquidity and Capital Resources

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017
	(dollars in millions)
Net cash provided by operating activities	$180	$196	$(16)
Net cash used in investing activities	(204)	(47)	(157)
Net cash provided by (used in) financing activities	11	(166)	177
Net change in cash and cash equivalents and restricted cash	$(13)	$(17)	$4

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash and cash equivalents as of March 31, 2018 totaled $124 million, compared to $137 million as of December 31, 2017.

As of March 31, 2018, approximately 34% of our $124 million of consolidated cash and cash equivalents were held outside of the United States. Our current liquidity position does not require repatriation of these funds in order to fund operations in the United States. However, as a result of changes introduced by the TCJA, we may repatriate back to the United States the portion of these foreign funds not expected to be used to maintain or expand operations, including through acquisitions, outside of the United States.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2018 and 2017 was $180 million and $196 million, respectively. This $16 million decrease in net cash provided by operating activities was primarily a result of timing of movements in our working capital accounts.

Days sales outstanding, a measure of billing and collection efficiency, was 48 days as of March 31, 2018, 47 days as of December 31, 2017 and 46 days as of March 31, 2017.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 and 2017 was $204 million and $47 million, respectively. This $157 million increase in cash used in investing activities was primarily a result of:

•	a $129 million increase in net cash paid for business acquisitions, principally a result of the acquisition of MedXM, and

•	a $31 million increase in capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $11 million compared to net cash used in financing activities of $166 million for the three months ended March 31, 2017 and was primarily impacted by:

•	$103 million in net borrowings in 2018, compared to $2 million in net repayments in 2017;

•	a $100 million decrease in repurchases of our common stock (see "Share Repurchases" for further details) in 2018; partially offset by

•	a $16 million decrease in bank overdrafts, which are generally settled in cash the following business day; and

•	a $12 million decrease in proceeds from the exercise of stock options, which was a result of a decrease in the volume of stock options exercised over the past year.

During the three months ended March 31, 2018, there were $935 million in cumulative borrowings primarily associated with the funding of the MedXM acquisition in February 2018 and other working capital requirements and $830 million in repayments under our secured receivables credit facility. During the three months ended March 31, 2018, there were no borrowings under our senior unsecured revolving credit facility.

During the three months ended March 31, 2017, there were no borrowings under either our secured receivables credit facility or senior unsecured revolving credit facility.

Dividend Program

During the first quarter of 2018, our Board of Directors declared a quarterly cash dividend of $0.50 per common share. During each of the four quarters of 2017, our Board of Directors declared a quarterly cash dividend of $0.45 per common share.

Share Repurchase Program

As of March 31, 2018, $867 million remained available under our share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the three months ended March 31, 2018, we repurchased 0.5 million shares of our common stock for $50 million.

For the three months ended March 31, 2017, we repurchased 1.6 million shares of our common stock for $150 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of March 31, 2018:

	Payments due by period
Contractual Obligations	Total	Remainder of 2018	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Outstanding debt	$3,911	$135	$1,100	$550	$2,126
Capital lease obligations	41	4	7	6	24
Interest payments on outstanding debt	1,586	164	302	211	909
Operating leases	665	145	263	129	128
Purchase obligations	1,862	217	488	421	736
Merger consideration obligations	20	8	12	—	—
Total contractual obligations	$8,085	$673	$2,172	$1,317	$3,923

A full description of the terms of our indebtedness and related debt service requirements and future payments of our outstanding debt is contained in Note 13 to the consolidated financial statements in our 2017 Annual Report on Form 10-K.

Interest payments on our outstanding debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of March 31, 2018 applied to the March 31, 2018 balances, which are assumed to remain outstanding through their maturity dates.

A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases is contained in Note 17 to the consolidated financial statements in our 2017 Annual Report on Form 10-K.

Purchase obligations include our noncancelable commitments to purchase products or services as described in Note 17 to the consolidated financial statements in our 2017 Annual Report on Form 10-K.

Merger consideration obligation includes consideration owed on our business acquisitions. For details regarding our acquisitions, see Note 6 to the interim unaudited consolidated financial statements and Note 5 to the consolidated financial statements in our 2017 Annual Report on Form 10-K.

As of March 31, 2018, our total liabilities associated with unrecognized tax benefits were approximately $115 million, which were excluded from the table above. We expect that these liabilities may decrease by less than $35 million within the next twelve months, primarily as a result of payments, settlements, expiration of statutes of limitations and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 8 to the consolidated financial statements in our 2017 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass"), we granted UMass the right to require us to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of March 31, 2018, the fair value of the redeemable noncontrolling interest on the interim unaudited consolidated balance sheet was $77 million, which was excluded from the table above. Since the redemption of the noncontrolling interest is outside of our control, we cannot make a reasonably reliable estimate of the timing of the future payment, if any, of the redeemable noncontrolling interest. For further details regarding the redeemable noncontrolling interest, see Note 11 to the interim unaudited consolidated financial statements and Note 15 to the consolidated financial statements in our 2017 Annual Report on Form 10-K.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of March 31, 2018, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

Equity Method Investees

Our equity method investees primarily consist of our clinical trials central laboratory services joint venture and our diagnostic information services joint ventures, which are accounted for under the equity method of accounting. Our investment in equity method investees equals less than 5% of our consolidated total assets. Our proportionate share of income before income taxes associated with our equity method investees is approximately 5% of our consolidated income before income taxes and equity in earnings of equity method investees. We have no material unconditional obligations or guarantees to, or in support of, our equity method investees and their operations.

For further details regarding related party transactions with our equity method investees, see Note 15 to the interim unaudited consolidated financial statements and Note 19 to the consolidated financial statements in our 2017 Annual Report on Form 10-K.

Requirements and Capital Resources

We estimate that we will invest approximately $350 million to $400 million during 2018 for capital expenditures, to support and grow our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including the start of our multi-year new laboratory construction, additional investments in our advanced and consumer growth strategies, as well as final buildout costs associated with the relocation of our headquarters to a lower cost location.

We expect the reduction of the federal corporate statutory tax rate under TCJA to result in tax savings and have a positive impact on our cash from operations, a portion of which we are reinvesting back into the business and our people during 2018. The tax savings will also offset Medicare payment reductions as a result of PAMA during 2018.

As of March 31, 2018, $1.1 billion of borrowing capacity was available under our existing credit facilities consisting of $394 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. The secured receivables credit facility includes a $250 million loan commitment which matures October 2018, and a $250 million loan commitment and a $100 million letter of credit facility which mature October 2019. The senior unsecured revolving credit facility matures in March 2023. For further details regarding the credit facilities, see Note 13 to the consolidated financial statements in our 2017 Annual Report on Form 10-K and Note 9 to the interim unaudited consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.    Controls and Procedures

Management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

During the first quarter of 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that we implemented changes in our internal controls to ensure we adequately evaluate our contracts and properly assess the impact of the new accounting standard related to revenue recognition on our financial statements which was adopted on January 1, 2018.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 13 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2018.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2018 – January 31, 2018
Share Repurchase Program (A)	—	$—	—	$917,117
Employee Transactions (B)	4,337	$99.51	N/A	N/A
February 1, 2018 – February 28, 2018
Share Repurchase Program (A)	219,622	$102.42	219,622	$894,624
Employee Transactions (B)	93,681	$101.77	N/A	N/A
March 1, 2018 – March 31, 2018
Share Repurchase Program (A)	264,344	$104.04	264,344	$867,121
Employee Transactions (B)	97,553	$101.06	N/A	N/A
Total
Share Repurchase Program (A)	483,966	$103.30	483,966	$867,121
Employee Transactions (B)	195,571	$101.36	N/A	N/A

(A)
Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $8 billion of share repurchases of our common stock through March 31, 2018. The share repurchase authorization has no set expiration or termination date.

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

Item 6.	Exhibits

Exhibits:

10.1	Form of Equity Award Agreement dated as of February 19, 2018

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20180331.xml

101.SCH	dgx-20180331.xsd

101.CAL	dgx-20180331_cal.xml

101.DEF	dgx-20180331_def.xml

101.LAB	dgx-20180331_lab.xml

101.PRE	dgx-20180331_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 20, 2018
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
Chairman, President and
Chief Executive Officer

By	/s/ Mark J. Guinan
Mark J. Guinan
Executive Vice President and
Chief Financial Officer