Form 10-Q
period 2018-09-30
QUEST DIAGNOSTICS INC
filed 2018-10-24
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
Commission file number 001-12215

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 16, 2018, there were outstanding 136,072,105 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$1,889	$1,856	$5,692	$5,537

Operating costs and expenses and other operating income:
Cost of services	1,222	1,190	3,691	3,525
Selling, general and administrative	354	348	1,068	1,061
Amortization of intangible assets	22	19	66	54
Other operating (income) expense, net	(13)	1	(14)	1
Total operating costs and expenses, net	1,585	1,558	4,811	4,641

Operating income	304	298	881	896

Other income (expense):
Interest expense, net	(41)	(38)	(124)	(112)
Other income (expense), net	3	(2)	2	12
Total non-operating expenses, net	(38)	(40)	(122)	(100)

Income before income taxes and equity in earnings of equity method investees	266	258	759	796
Income tax expense	(48)	(92)	(142)	(264)
Equity in earnings of equity method investees, net of taxes	9	9	32	25
Net income	227	175	649	557
Less: Net income attributable to noncontrolling interests	14	14	40	39
Net income attributable to Quest Diagnostics	$213	$161	$609	$518

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.56	$1.18	$4.46	$3.77

Diluted	$1.53	$1.15	$4.37	$3.68

Weighted average common shares outstanding:
Basic	136	137	136	137

Diluted	139	140	139	140

Dividends per common share	$0.50	$0.45	$1.50	$1.35

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$227	$175	$649	$557

Other comprehensive (loss) income:
Currency translation	(2)	8	(10)	20
Investment adjustments, net of taxes	—	3	—	3
Net deferred loss on cash flow hedges, net of taxes	1	1	2	1
Other comprehensive (loss) income	(1)	12	(8)	24

Comprehensive income	226	187	641	581
Less: Comprehensive income attributable to noncontrolling interests	14	14	40	39
Comprehensive income attributable to Quest Diagnostics	$212	$173	$601	$542

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(unaudited)
(in millions, except per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$263	$137
Accounts receivable, net of allowance for doubtful accounts of $10 and $13 as of September 30, 2018 and December 31, 2017, respectively	1,097	924
Inventories	95	95
Prepaid expenses and other current assets	148	150
Total current assets	1,603	1,306
Property, plant and equipment, net	1,194	1,145
Goodwill	6,447	6,335
Intangible assets, net	1,168	1,119
Investment in equity method investees	456	462
Other assets	118	136
Total assets	$10,986	$10,503

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,085	$1,021
Current portion of long-term debt	304	36
Total current liabilities	1,389	1,057
Long-term debt	3,394	3,748
Other liabilities	761	663
Commitments and contingencies
Redeemable noncontrolling interest	77	80
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both September 30, 2018 and December 31, 2017; 217 and 216 shares issued as of September 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	2,656	2,612
Retained earnings	7,546	7,138
Accumulated other comprehensive loss	(58)	(48)
Treasury stock, at cost; 81 shares as of both September 30, 2018 and December 31, 2017	(4,829)	(4,783)
Total Quest Diagnostics stockholders’ equity	5,317	4,921
Noncontrolling interests	48	34
Total stockholders’ equity	5,365	4,955
Total liabilities and stockholders’ equity	$10,986	$10,503

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$649	$557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228	197
Provision for doubtful accounts	2	5
Deferred income tax provision	52	90
Stock-based compensation expense	53	54
Other, net	7	(5)
Changes in operating assets and liabilities:
Accounts receivable	(166)	(29)
Accounts payable and accrued expenses	51	(3)
Income taxes payable	(1)	—
Other assets and liabilities, net	30	(14)
Net cash provided by operating activities	905	852

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(219)	(299)
Capital expenditures	(232)	(170)
(Increase) decrease in investments and other assets	(4)	5
Net cash used in investing activities	(455)	(464)

Cash flows from financing activities:
Proceeds from borrowings	1,630	—
Repayments of debt	(1,665)	(5)
Purchases of treasury stock	(150)	(350)
Exercise of stock options	95	125
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(20)	(23)
Dividends paid	(198)	(186)
Distributions to noncontrolling interests	(41)	(38)
Sale of noncontrolling interest in subsidiaries	12	—
Other financing activities, net	13	55
Net cash used in financing activities	(324)	(422)

Net change in cash and cash equivalents and restricted cash	126	(34)
Cash and cash equivalents and restricted cash, beginning of period	137	384
Cash and cash equivalents and restricted cash, end of period	$263	$350

Cash and cash equivalents	$263	$350
Restricted cash	—	—
Cash and cash equivalents and restricted cash, end of period	$263	$350

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(unaudited)
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2017	135	$2	$2,612	$7,138	$(48)	$(4,783)	$34	$4,955	$80
Net income				609			34	643	6
Other comprehensive loss, net of taxes					(8)			(8)
Dividends declared				(203)				(203)
Distributions to noncontrolling interests							(32)	(32)	(9)
Issuance of common stock under benefit plans			10			10		20
Stock-based compensation expense			49			4		53
Exercise of stock options	2		5			90		95
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(20)					(20)
Purchases of treasury stock	(1)					(150)		(150)
Sale of noncontrolling interest in subsidiaries							12	12
Reclassification of stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act				2	(2)			—
Balance, September 30, 2018	136	$2	$2,656	$7,546	$(58)	$(4,829)	$48	$5,365	$77

Balance, December 31, 2016	137	$2	$2,545	$6,613	$(72)	$(4,460)	$32	$4,660	$77
Net income				518			34	552	5
Other comprehensive income, net of taxes					24			24
Dividends declared				(185)				(185)
Distributions to noncontrolling interests							(34)	(34)	(4)
Issuance of common stock under benefit plans			9			9		18
Stock-based compensation expense			51			3		54
Exercise of stock options	3		3			122		125
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(23)					(23)
Purchases of treasury stock	(4)					(365)		(365)
Other							2	2
Balance, September 30, 2017	136	$2	$2,585	$6,946	$(48)	$(4,691)	$34	$4,828	$78

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, except per share data)

1.    DESCRIPTION OF BUSINESS

Background

Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") empower people to take action to improve health outcomes.  The Company uses its extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management.  The Company's diagnostic information services business ("DIS") provides information and insights based on the industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The Company provides services to a broad range of customers, including patients, clinicians, hospitals, independent delivery networks ("IDNs"), health plans, employers and accountable care organizations ("ACOs"). The Company offers the broadest access in the United States to diagnostic information services through its nationwide network of laboratories, patient service centers and phlebotomists in physician offices and the Company's connectivity resources, including call centers and mobile paramedics, nurses and other health and wellness professionals. The Company is the world's leading provider of diagnostic information services. The Company provides interpretive consultation with one of the largest medical and scientific staffs in the industry and hundreds of M.D.s and Ph.D.s, many of whom are recognized leaders in their fields. The Company's Diagnostic Solutions businesses ("DS") are the leading provider of risk assessment services for the life insurance industry and offer healthcare organizations and clinicians robust information technology solutions.

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

New Accounting Pronouncements

Adoption of New Accounting Standards

On January 1, 2018, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board ("FASB") on revenue recognition using the full retrospective method. This new accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific revenue recognition guidance from GAAP. The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. As a result of the Company's adoption of this standard, the majority of the amounts that were historically classified as bad debt expense, primarily related to patient responsibility, are now considered an implicit price concession in determining net revenues. Accordingly, the Company reports uncollectible balances associated with patient responsibility as a reduction of the transaction price and therefore as a reduction in net revenues when historically these amounts were classified as bad debt expense within selling, general and administrative expenses. In addition, the adoption of this new accounting standard resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. For further details, see Note 3.

Adoption of the standard impacted the Company's previously reported results as follows:

	As Previously Reported	Adjustment for New Accounting Standard on Revenue Recognition	As Restated
Three Months Ended September 30, 2017

Consolidated Statement of Operations:
Net revenues	$1,931	$(75)	$1,856
Selling, general and administrative expenses	$423	$(75)	$348
Net income attributable to Quest Diagnostics	$161	$—	$161

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

	As Previously Reported	Adjustment for New Accounting Standard on Revenue Recognition	As Restated
Nine Months Ended September 30, 2017

Consolidated Statement of Operations:
Net revenues	$5,773	$(236)	$5,537
Selling, general and administrative expenses	$1,297	$(236)	$1,061
Net income attributable to Quest Diagnostics	$518	$—	$518

Consolidated Statements of Cash Flows:
Provision for doubtful accounts	$241	$(236)	$5
Changes in operating assets and liabilities:
Accounts receivable	$(265)	$236	$(29)

Balance, December 31, 2017

Consolidated Balance Sheets:
Accounts receivable	$1,193	$(256)	$937
Allowance for doubtful accounts	$269	$(256)	$13
Accounts receivable, net of allowance for doubtful accounts	$924	$—	$924

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

On January 1, 2018, the Company adopted two new accounting standards issued by the FASB that clarify presentation and classification in the statement of cash flows on a retrospective basis. As a result of adoption:

•
Amounts generally described as restricted cash and restricted cash equivalents are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of adoption, there was no impact to cash flows from operating, investing or financing activities for the nine months ended September 30, 2018 and no impact to cash flows from operating or financing activities for the nine months ended September 30, 2017. $25 million of escrow proceeds associated with the disposition of the Focus Diagnostics products business in May 2016, which was previously reported as a cash inflow from investing activities for the nine months ended September 30, 2017, is no longer presented within the net change in cash and cash equivalents and restricted cash as it is included in the beginning-of-period balance of restricted cash. Refer to Note 6 to the consolidated financial statements contained in the Company’s 2017 Annual Report on Form 10-K for more information regarding the disposition of the Focus Diagnostics products business.

•
The classification of how certain cash receipts and payments are presented within the statement of cash flows has been clarified. As a result, cash payments for debt retirement costs are now presented as a financing cash outflow in the consolidated statement of cash flows. There were no debt retirement costs for the nine months ended September 30, 2018 and 2017.

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

New Accounting Standards To Be Adopted

In August 2018, the FASB issued an Accounting Standard Update (“ASU”) that aligns the requirements for deferring implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for the Company in the first quarter of 2020 with early adoption permitted and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the impact of the adoption of this ASU on the Company’s results of operations, financial position and cash flows.

In February 2016, the FASB issued an ASU that amends accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities for most leases on its balance sheet but will recognize expense on its statement of operations similar to current lease accounting.  The ASU is effective for the Company in the first quarter of 2019 with early adoption permitted. The adoption of this ASU will result in a significant increase to the Company’s balance sheet for lease liabilities and right-of-use assets, which has not yet been quantified. The Company is currently assessing the impact of the adoption of this ASU on the Company’s results of operations, financial position and cash flows. Significant implementation matters being addressed by the Company include implementing an integrated third-party lease accounting application, assessing the impact to its internal controls over financial reporting and documenting the new lease accounting process. In July 2018, the FASB issued an ASU to provide an additional transition method to adopt the guidance by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect to the opening balance of retained earnings.

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

3.    REVENUE RECOGNITION

DIS

Net revenues in the Company’s DIS business accounted for greater than 95% of the Company’s total net revenues for both the three and nine months ended September 30, 2018 and 2017 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligation and recognizes revenues upon completion of the testing process or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups, determined using the portfolio approach, in exchange for providing services. These estimates include the impact of contractual allowances and price concessions, as discussed below. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers, client payers and patients. Contracts with customers in the DIS business do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.

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

The approximate percentage of net revenue by type of customer was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Healthcare insurers:
Fee-for-service	32%	34%	32%	33%
Capitated	3	4	4	4
Total healthcare insurers	35	38	36	37
Government payers	16	17	16	16
Client payers	32	30	31	30
Patient	13	11	13	12
Total DIS	96	96	96	95
DS	4	4	4	5
Net revenues	100%	100%	100%	100%

For the three and nine months ended September 30, 2018 and 2017, substantially all of the Company’s services were provided within the United States, see Note 14.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

4.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$213	$161	$609	$518
Less: Earnings allocated to participating securities	1	1	2	2
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$212	$160	$607	$516

Weighted average common shares outstanding – basic	136	137	136	137
Effect of dilutive securities:
Stock options and performance share units	3	3	3	3
Weighted average common shares outstanding – diluted	139	140	139	140

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.56	$1.18	$4.46	$3.77

Diluted	$1.53	$1.15	$4.37	$3.68

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	2	2	2	1

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Restructuring Charges

The following table provides a summary of the Company's pre-tax restructuring charges for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee separation costs	$4	$4	$19	$9
Facility-related costs	—	1	4	2
Total restructuring charges	$4	$5	$23	$11

The restructuring charges incurred for the three and nine months ended September 30, 2018 were primarily associated with various workforce reduction initiatives as the Company continues to simplify and restructure its organization. Of the total restructuring charges incurred during the three months ended September 30, 2018, $2 million were recorded in both cost of services and selling, general and administrative expenses. Of the total restructuring charges incurred during the nine months ended September 30, 2018, $9 million and $14 million were recorded in cost of services and selling, general and administrative expenses, respectively.

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

The restructuring liability as of September 30, 2018 and December 31, 2017, which is included in accounts payable and accrued expenses, was $18 million and $22 million, respectively.

6.     BUSINESS ACQUISITIONS

On February 1, 2018, the Company completed its acquisition of Mobile Medical Examination Services, Inc. ("MedXM"), in an all cash transaction for $142 million, net of $5 million cash acquired, which consisted of cash consideration of $130 million and contingent consideration estimated at $12 million. The contingent consideration arrangement is dependent upon the achievement of certain revenue targets. During the second quarter of 2018, the liability was remeasured to $13 million resulting in a $1 million loss recorded in other operating (income) expense, net. During the third quarter of 2018, the liability was reduced to $0 based on updated revenue forecasts for 2018 compared to the earn-out revenue target included in the contingent consideration arrangement resulting in a $13 million gain recorded in other operating (income) expense, net. MedXM is a leading national provider of home-based health risk assessments and related services. Through the acquisition, the Company acquired all of MedXM's operations. Based on the preliminary purchase price allocation, the assets acquired and liabilities assumed consist of $77 million of intangible assets, $57 million of goodwill (of which $45 million is currently tax deductible), $7 million of working capital and $1 million of property, plant and equipment. The intangible assets consist primarily of customer related assets which are being amortized over a useful life of 15 years. For further details regarding the fair value of the contingent consideration, see Note 7.

On June 18, 2018, the Company completed the acquisition of the outreach laboratory service business of Cape Cod Healthcare, Inc., in an all-cash transaction for $35 million. The assets acquired principally consist of tax deductible goodwill and customer-related intangible assets.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

On September 19, 2018, the Company completed the acquisition of ReproSource, Inc. ("ReproSource"), in an all cash transaction for $35 million, which consisted of cash consideration of $30 million and contingent consideration estimated at $5 million. The contingent consideration arrangement is dependent on the achievement of certain revenue targets. ReproSource is a national leader in specialty fertility diagnostic services. Through the acquisition, the Company acquired all of ReproSource's operations. Based on the preliminary purchase price allocation, the assets acquired principally consist of goodwill, technology-related intangible assets and customer-related intangible assets. For further details regarding the fair value of the contingent consideration, see Note 7.

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

On September 25, 2018, the Company agreed to acquire the U.S. laboratory services business of Oxford Immunotec, Inc. The acquisition, once completed, will include laboratories in Tennessee and Massachusetts that provide tuberculosis and tick-borne disease testing services. As part of the transaction, Oxford Immunotec, Inc. will sell test kits and related accessories to the Company under a long-term supply agreement. Closing of the transaction, which is expected to occur during the fourth quarter of 2018, remains subject to customary closing conditions.

For details regarding the Company's 2017 acquisitions, see Note 5 to the consolidated financial statements in the Company's 2017 Annual Report on Form 10-K.

7.     FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2018	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$57	$57	$—	$—
Cash surrender value of life insurance policies	40	—	40	—
Total	$97	$57	$40	$—

Liabilities:
Interest rate swaps	$131	$—	$131	$—
Deferred compensation liabilities	104	—	104	—
Contingent consideration	12	—	—	12
Total	$247	$—	$235	$12

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

Investment in equity securities represents an investment in registered shares of a publicly-held company. The Company's investment in equity securities is classified within Level 1 of the fair value hierarchy because the fair value is obtained from quoted prices in an active market. During 2018, the Company wrote off the remaining carrying value of its investment.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

In December 2017, and as further discussed in Note 5 and Note 7 to the consolidated financial statements in the Company's 2017 Annual Report on Form 10-K, the Company completed the acquisition of Shiel Holdings, LLC ("Shiel") which provides for up to $15 million of contingent consideration to be paid based on the achievement of certain testing volume benchmarks. In connection with the acquisition, the Company initially recorded a contingent consideration liability of $6 million which was classified within Level 3 of the fair value hierarchy. The contingent consideration was measured at fair value using an option-pricing model. Significant inputs included management's estimate of volume and other market inputs including comparable company revenue volatility of 6.9% and a discount rate of 4.5%. The estimated fair value of the contingent consideration associated with Shiel was increased to $7 million in 2018 as a result of the remeasurement of the liability. Any contingent consideration associated with Shiel will be paid in 2018.

In February 2018, the Company completed the acquisition of MedXM which provides for up to $30 million of contingent consideration to be paid based on the achievement of certain revenue targets. In connection with the acquisition, the Company initially recorded a contingent consideration liability of $12 million which was classified within Level 3 of the fair value hierarchy. The contingent consideration was measured at fair value using an option-pricing model. Significant inputs included management's estimate of revenue and other market inputs including comparable company revenue volatility of 12.7% and a discount rate of 5.4%. The estimated fair value of the contingent consideration associated with MedXM was increased to $13 million in the first half of 2018 as a result of the remeasurement of the liability. During the third quarter of 2018, the estimated fair value of the contingent consideration was reduced to $0 as a result of updated revenue forecasts for 2018 compared to the earn-out revenue target included in the contingent consideration arrangement. For further details regarding the MedXM acquisition, see Note 6.

In September 2018, the Company completed the acquisition of ReproSource which provides for up to $10 million of contingent consideration to be paid based on the achievement of certain revenue targets. In connection with the acquisition, the Company initially recorded a contingent consideration liability of $5 million which was classified within Level 3 of the fair value hierarchy. The contingent consideration was measured at fair value using an option-pricing model. Significant inputs included management's estimate of revenue and other market inputs including comparable company revenue volatility of 8.5% and a discount rate of 6.5%. The contingent consideration associated with ReproSource is expected to be paid in up to two installments in 2020 and 2021. For further details regarding the ReproSource acquisition, see Note 6.

The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2017	$7
Purchases, additions and issuances	17
Settlements	(1)
Total gains/losses included in earnings - realized/unrealized	(11)
Balance, September 30, 2018	$12

The $11 million net gain included in earnings associated with the change in the fair value of contingent consideration for the nine months ended September 30, 2018 is reported in other operating (income) expense, net.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of September 30, 2018 and December 31, 2017, the fair value of the Company’s debt was estimated at $3.8 billion and $4.0 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

8.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the nine months ended September 30, 2018 and for the year ended December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Balance, beginning of period	$6,335	$6,000
Goodwill acquired during the period	112	335
Balance, end of period	$6,447	$6,335

Principally all of the Company’s goodwill as of September 30, 2018 and December 31, 2017 was associated with its DIS business.

For the nine months ended September 30, 2018, goodwill acquired during the period was principally associated with the acquisition of MedXM, ReproSource and the outreach laboratory service business of Cape Cod Healthcare, Inc. (see Note 6). For the year ended December 31, 2017, goodwill acquired was principally associated with the acquisitions of the clinical and anatomic pathology laboratory business of Shiel Holdings, LLC, the outreach laboratory service business of PeaceHealth Laboratories, Med Fusion, LLC and Clearpoint Diagnostic Laboratories, LLC, Cleveland HeartLab, Inc. and the outreach laboratory service businesses of The William W. Backus Hospital and The Hospital of Central Connecticut. For details regarding the Company's 2017 acquisitions, see Note 5 to the consolidated financial statements in the Company's 2017 Annual Report on Form 10-K.

Intangible assets at September 30, 2018 and December 31, 2017 consisted of the following:

	Weighted Average Amortization Period (in years)	September 30, 2018			December 31, 2017
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	18	$1,309	$(458)	$851	$1,210	$(404)	$806
Non-compete agreements	8	3	(2)	1	7	(5)	2
Technology	16	107	(48)	59	95	(45)	50
Other	10	92	(71)	21	105	(80)	25
Total	17	1,511	(579)	932	1,417	(534)	883

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$1,747	$(579)	$1,168	$1,653	$(534)	$1,119

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2018 is as follows:

Year Ending December 31,
Remainder of 2018	$23
2019	90
2020	89
2021	83
2022	79
2023	79
Thereafter	489
Total	$932

9.    DEBT

Senior Unsecured Revolving Credit Facility

In March 2018, the Company amended and restated the agreement for its $750 million senior unsecured revolving credit facility (the “Credit Facility” or "Senior Unsecured Revolving Credit Facility"). As a result, the Credit Facility will mature in March 2023. Under the Credit Facility, the Company can issue letters of credit totaling $150 million (see Note 13). Issued letters of credit reduce the available borrowing capacity under the facility. Interest on the Credit Facility is based on certain published rates plus an applicable margin based on changes in the Company's public debt ratings. As of September 30, 2018, the Company's borrowing rate for LIBOR-based loans under the Credit Facility was LIBOR plus 1.125%. The Credit Facility contains various covenants, including the maintenance of a financial leverage ratio, which could impact the Company's ability to, among other things, incur additional indebtedness. As of September 30, 2018, there were no outstanding borrowings under the Credit Facility.

Secured Receivables Credit Facility

During the nine months ended September 30, 2018, there were $1,630 million in cumulative borrowings under the secured receivables credit facility primarily associated with working capital requirements as well as the funding of the Company's 2018 business acquisitions. During the nine months ended September 30, 2018, there were $1,660 million in repayments under the secured receivables credit facility.

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

The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges was $8 million and $9 million as of September 30, 2018 and December 31, 2017, respectively. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $3 million.

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. A summary of the notional amounts of these interest rate swaps as of September 30, 2018 and December 31, 2017 was as follows:

	Notional Amount
Debt Instrument	September 30, 2018	December 31, 2017

4.25% Senior Notes due April 2024	$250	$250
3.50% Senior Notes due March 2025	600	600
3.45% Senior Notes due June 2026	350	350
	$1,200	$1,200

The fixed-to-variable interest rate swap agreements in the table above have variable interest rates ranging from one-month LIBOR plus 2.2% to one-month LIBOR plus 3.0%.

As of September 30, 2018 and December 31, 2017, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	September 30, 2018	September 30, 2018	December 31, 2017	December 31, 2017
Long-term debt	$1,087	$(87)	$1,132	$(33)

(a) The balance includes $44 million and $56 million of remaining unamortized hedging adjustment on a discontinued relationship as of September 30, 2018 and December 31, 2017, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The following table presents the effect of fair value hedge accounting on the statement of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	Other income (expense), net	Other income (expense), net	Other income (expense), net	Other income (expense), net
Total for line item in which the effects of fair value hedges are recorded	$3	$(2)	$2	$12

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$10	$(1)	$42	$(12)
Derivatives designated as hedging instruments	$(10)	$1	$(42)	$12

A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows:

	September 30, 2018		December 31, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Interest rate swaps	Other liabilities	$131	Other liabilities	$89

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

For the three and nine months ended September 30, 2018 and 2017, the tax effects related to the deferred losses on cash flow hedges were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

Dividend Program

During each of the first three quarters of 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.50 per common share. During each of the four quarters of 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.45 per common share.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Share Repurchase Program

As of September 30, 2018, $767 million remained available under the Company’s share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the nine months ended September 30, 2018, the Company repurchased 1.4 million shares of its common stock for $150 million.

For the nine months ended September 30, 2017, the Company repurchased 3.6 million shares of its common stock for $365 million, which included an accrual of $15 million recorded in accounts payable and accrued expenses in the consolidated balance sheet for shares repurchased not settled.

Shares Reissued from Treasury Stock

For the nine months ended September 30, 2018 and 2017, the Company reissued 1.7 million shares and 2.3 million shares, respectively, from treasury stock for shares issued under the Employee Stock Purchase Plan and stock option plans. For details regarding the Company's stock ownership and compensation plans, see Note 16 to the consolidated financial statements in the Company's 2017 Annual Report on Form 10-K.

Redeemable Noncontrolling Interest

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. The Company records changes in the fair value of the noncontrolling interest immediately as they occur. As of September 30, 2018, the redeemable noncontrolling interest was presented at its fair value.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

12.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

Supplemental cash flow and other data for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation expense	$55	$50	$162	$143
Amortization expense	22	19	66	54
Depreciation and amortization expense	$77	$69	$228	$197

Interest expense	$(42)	$(39)	$(126)	$(114)
Interest income	1	1	2	2
Interest expense, net	$(41)	$(38)	$(124)	$(112)

Interest paid	$28	$27	$114	$104
Income taxes paid	$29	$64	$70	$177

Assets acquired under capital leases	$—	$—	$1	$—
Accounts payable associated with capital expenditures	$13	$14	$13	$14
Accounts payable associated with purchases of treasury stock	$—	$15	$—	$15
Dividends payable	$68	$62	$68	$62

Businesses acquired:
Fair value of assets acquired	$59	$229	$242	$343
Fair value of liabilities assumed	—	40	1	40
Fair value of net assets acquired	59	189	241	303
Merger consideration paid (payable), net	(5)	(2)	(17)	(4)
Cash paid for business acquisitions	54	187	224	299
Less: Cash acquired	—	—	5	—
Business acquisitions, net of cash acquired	$54	$187	$219	$299

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

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $71 million in letters of credit under the secured receivables credit facility were outstanding as of September 30, 2018. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas.  As of September 30, 2018, the Company does not believe that material losses related to legal matters are probable.

Reserves for legal matters totaled $5 million and $2 million as of September 30, 2018 and December 31, 2017, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $122 million and $118 million as of September 30, 2018 and December 31, 2017, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

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

All other operating segments include the Company's DS businesses, which consist of its risk assessment services and healthcare information technology businesses. The Company's DS businesses are the leading provider of risk assessment services for the life insurance industry and offer healthcare organizations and clinicians robust information technology solutions.

As of September 30, 2018, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

The following table is a summary of segment information for the three and nine months ended September 30, 2018 and 2017. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the consolidated financial statements contained in the Company’s 2017 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues:
DIS business	$1,810	$1,777	$5,448	$5,283
All other operating segments	79	79	244	254
Total net revenues	$1,889	$1,856	$5,692	$5,537

Operating earnings (loss):
DIS business	$333	$334	$982	$987
All other operating segments	11	10	33	40
General corporate activities	(40)	(46)	(134)	(131)
Total operating income	304	298	881	896
Non-operating expenses, net	(38)	(40)	(122)	(100)
Income before income taxes and equity in earnings of equity method investees	266	258	759	796
Income tax expense	(48)	(92)	(142)	(264)
Equity in earnings of equity method investees, net of taxes	9	9	32	25
Net income	227	175	649	557
Less: Net income attributable to noncontrolling interests	14	14	40	39
Net income attributable to Quest Diagnostics	$213	$161	$609	$518

15.    RELATED PARTIES

The Company's equity method investees primarily consist of its clinical trials central laboratory services joint venture and its diagnostic information services joint ventures, which are accounted for under the equity method of accounting. During the three months ended September 30, 2018 and 2017, the Company recognized net revenues of $9 million and $8 million, respectively, associated with diagnostic information services provided to its equity method investees. During the nine months ended September 30, 2018 and 2017, the Company recognized net revenues of $27 million and $28 million, respectively, associated with such services. As of both September 30, 2018 and December 31, 2017, there was $3 million of accounts receivable from equity method investees related to such services.

During the three months ended September 30, 2018 and 2017, the Company recognized income of $4 million and $3 million, respectively, associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. During both the nine months ended September 30, 2018 and 2017, the Company recognized income of $12 million associated with the performance of such services classified within selling, general and administrative expenses. As of September 30, 2018 and December 31, 2017, there was $3 million and $7 million, respectively, of other receivables from equity method investees included in prepaid expenses and other current assets related to these service agreements and other transition related items. In addition, accounts payable and accrued expenses as of December 31, 2017 included $1 million due to equity method investees.

During the nine months ended September 30, 2018, the Company contributed $10 million to an equity method investee to fund its share of an acquisition made by the equity method investee.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

16.    TAXES ON INCOME

For the three months ended September 30, 2018 and 2017, the effective income tax rate was 18.1% and 35.7%, respectively. The lower effective income tax rate was due primarily to the reduced corporate income tax rate as a result of the TCJA. In addition, during the three months ended September 30, 2018, the Company recognized a $13 million income tax benefit due to the release of tax reserves associated with the expiration of the statute of limitations for certain income tax returns and $4 million of excess tax benefits associated with stock-based compensation arrangements. During the three months ended September 30, 2017, the Company recognized $7 million of excess tax benefits associated with stock-based compensation arrangements.

For the nine months ended September 30, 2018 and 2017, the effective income tax rate was 18.8% and 33.2%, respectively. The lower effective tax rate was due primarily to the reduced corporate income tax rate as a result of the TCJA. In addition, during the nine months ended September 30, 2018, the Company recognized $17 million of excess tax benefits associated with stock-based compensation arrangements, a $15 million income tax benefit associated with a change in a tax return accounting method that will enable the Company to accelerate the deduction of certain expenses on its 2017 tax return at the federal corporate statutory rate in effect during 2017, and a $13 million income tax benefit due to the release of tax reserves associated with the expiration of the statute of limitations for certain income tax returns. During the nine months ended September 30, 2017, the Company recognized $36 million of excess tax benefits associated with stock-based compensation arrangements.

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

Third Quarter Highlights

•	Our total net revenues of $1.9 billion were 1.8% above the prior year period.

•	In our DIS business:

◦
Revenues of $1.8 billion increased by 1.9% compared to the prior year period, which reflects the impact of recent acquisitions and weather in the prior year period. We estimate that reduced reimbursement due to the Protecting Access to Medicare Act ("PAMA") negatively impacted DIS revenue growth by 0.5%.

◦	Volume, measured by the number of requisitions, increased 2.0% compared to the prior year period.

◦	Revenue per requisition decreased by 0.8% compared to the prior year period.

•
DS revenues of $79 million increased by 0.3% compared to the prior year period primarily associated with our healthcare information technology solutions partially offset by certain royalty revenues received in 2017 related to a royalty agreement, retained from the sale of our products business, that has since expired.

•
Net income attributable to Quest Diagnostics' stockholders was $213 million, or $1.53 per diluted share, in 2018, compared to $161 million, or $1.15 per diluted share, in the prior year period. For the three months ended September 30, 2018, net income attributable to Quest Diagnostics and diluted EPS benefited from the lower corporate income tax rate as a result of the Tax Cuts and Jobs Act ("TCJA").

•
Net cash provided by operating activities was $905 million in 2018, compared to $852 million in the prior year period. The $53 million increase in net cash provided by operating activities was primarily a result of a decrease in tax payments due to the impact of TCJA partially offset by timing of movements in our working capital accounts.

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

Two Point Strategy

Our two point strategy is described in detail in "Item 1. Business: Our Strategy and Strengths" in our 2017 Annual Report on Form 10-K. During the nine months ended September 30, 2018, we continued to execute on our strategy as follows:

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

Acquisition of ReproSource, Inc.

On September 19, 2018, we completed the acquisition of ReproSource, Inc. ("ReproSource"), in an all cash transaction for $35 million, which consisted of cash consideration of $30 million and contingent consideration estimated at $5 million. The contingent consideration arrangement is dependent on the achievement of certain revenue targets. ReproSource is a national leader in specialty fertility diagnostic services. The acquired business is included in our DIS business.

Agreement to Acquire the U.S. Laboratory Services Business of Oxford Immunotec, Inc.

On September 25, 2018, we agreed to acquire the U.S. laboratory services business of Oxford Immunotec, Inc. The acquisition, once completed, will include laboratories in Tennessee and Massachusetts that provide tuberculosis and tick-borne disease testing services. As part of the transaction, Oxford Immunotec, Inc. will sell test kits and related accessories to the Company under a long-term supply agreement. Closing of the transaction, which is expected to occur during the fourth quarter of 2018, remains subject to customary closing conditions.

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

For the nine months ended September 30, 2018, we incurred $67 million of pre-tax charges under our Invigorate program including $21 million of employee separation costs and other restructuring related costs with the remainder primarily consisting of systems conversion and integration costs, all of which result in cash expenditures. Additional restructuring charges may be incurred in future periods as the Company identifies additional opportunities to achieve further cost savings.

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

Results of Operations

The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	% Increase (Decrease)	2018	2017	Increase (Decrease)	% Increase (Decrease)
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$1,810	$1,777	$33	1.9%	$5,448	$5,283	$165	3.1%
DS businesses	79	79	—	0.3	244	254	(10)	(3.1)
Total net revenues	$1,889	$1,856	$33	1.8%	$5,692	$5,537	$155	2.8%

Operating costs and expenses and other operating income:
Cost of services	$1,222	$1,190	$32	2.7%	$3,691	$3,525	$166	4.7%
Selling, general and administrative	354	348	6	1.9	1,068	1,061	7	0.7
Amortization of intangible assets	22	19	3	NM	66	54	12	NM
Other operating (income) expense, net	(13)	1	(14)	NM	(14)	1	(15)	NM
Total operating costs and expenses, net	$1,585	$1,558	$27	1.8%	$4,811	$4,641	$170	3.7%

Operating income	$304	$298	$6	1.8%	$881	$896	$(15)	(1.7)%

Other income (expense):
Interest expense, net	$(41)	$(38)	$(3)	8.5%	$(124)	$(112)	$(12)	11.1%
Other income (expense), net	3	(2)	5	NM	2	12	(10)	NM
Total non-operating expenses, net	$(38)	$(40)	$2	(6.3)%	$(122)	$(100)	$(22)	21.5%

Income tax expense	$(48)	$(92)	$44	(47.8)%	$(142)	$(264)	$122	(46.1)%
Effective income tax rate	18.1%	35.7%	(1760) bps	NM	18.8%	33.2%	(1440) bps	NM

Equity in earnings of equity method investees, net of taxes	$9	$9	$—	(3.2)%	$32	$25	$7	27.0%

Net income attributable to Quest Diagnostics	$213	$161	$52	32.1%	$609	$518	$91	17.5%

Diluted earnings per common share attributable to Quest Diagnostics’ common stockholders	$1.53	$1.15	$0.38	32.7%	$4.37	$3.68	$0.69	18.8%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues:
DIS business	95.8%	95.7%	95.7%	95.4%
DS businesses	4.2	4.3	4.3	4.6
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	64.6%	64.1%	64.8%	63.7%
Selling, general and administrative	18.8	18.8	18.8	19.1
Amortization of intangible assets	1.2	1.0	1.2	1.0
Other operating (income) expense, net	(0.7)	—	(0.3)	—
Total operating costs and expenses, net	83.9%	83.9%	84.5%	83.8%

Operating income	16.1%	16.1%	15.5%	16.2%

Operating Results

Results for the three months ended September 30, 2018 were affected by certain items that on a net basis reduced diluted earnings per share by $0.02 as follows:

•
pre-tax charges of $19 million ($10 million in cost of services and $9 million in selling, general and administrative expenses), or $0.10 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business;

•
net pre-tax benefit of $12 million ($13 million gain in other operating (income) expense, net partially offset by $1 million of charges in cost of services), or $0.06 per diluted share, primarily attributable to a gain associated with the decrease in the fair value of the contingent consideration accrual associated with our MedXM acquisition partially offset by non-cash asset impairment charges; and

•	excess tax benefits associated with stock-based compensation arrangements of $4 million, or $0.02 per diluted share, recorded in income tax expense.

Results for the nine months ended September 30, 2018 were affected by certain items that on a net basis reduced diluted earnings per share by $0.17 as follows:

•
pre-tax charges of $75 million ($36 million in cost of services, $38 million in selling, general and administrative expenses, and $1 million in other operating (income) expense, net), or $0.40 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business;

•	excess tax benefits associated with stock-based compensation arrangements of $17 million, or $0.12 per diluted share, recorded in income tax expense;

•
an income tax benefit of $15 million, or $0.10 per diluted share, associated with a change in a tax return accounting method that will enable the Company to accelerate the deduction of certain expenses on its 2017 tax return at the federal corporate statutory tax rate in effect during 2017; and

•
net pre-tax gain of $2 million ($14 million gain in other operating (income) expense, net partially offset by $12 million in cost of services), or $0.01 per diluted share, primarily attributable to a gain associated with the decrease in the fair value of the contingent consideration accrual associated with our MedXM acquisition and an insurance claim for hurricane related losses partially offset by costs incurred related to certain legal matters and non-cash asset impairment charges.

Results for the three months ended September 30, 2017 were affected by certain items that on a net basis reduced diluted earnings per share by $0.10 as follows:

•
pre-tax charges of $23 million ($12 million in cost of services and $11 million in selling, general and administrative expenses), or $0.10 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business;

•
pre-tax charges of $9 million ($3 million in cost of services, $1 million in selling, general and administrative expenses, and $5 million in other income (expense), net), or $0.04 per diluted share, primarily associated with non-cash asset impairment charges and incremental costs incurred as a result of hurricanes; and

•	excess tax benefits associated with stock-based compensation arrangements of $7 million, or $0.04 per diluted share, recorded in income tax expense.

Results for the nine ended September 30, 2017 were affected by certain items that on a net basis reduced diluted earnings per share by $0.05 as follows:

•
pre-tax charges of $64 million ($31 million in cost of services, $32 million in selling, general and administrative expenses and $1 million in equity earnings of equity method investees, net of taxes), or $0.28 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business;

•	excess tax benefits associated with stock-based compensation arrangements of $36 million, or $0.25 per diluted share, recorded in income tax expense; and

•
net pre-tax charges of $4 million ($3 million in cost of services, $3 million in selling, general and administrative expenses and $(2) million in other income (expense), net), or $0.02 per diluted share primarily associated with non-cash asset impairment charges, incremental costs incurred as a result of hurricanes, and costs incurred related to certain legal matters, partially offset by a gain on the sale of an interest in an equity method investment.

Net Revenues

Net revenues for the three months ended September 30, 2018 increased by 1.8% compared to the prior year period. We estimate that the impact of weather in the prior year period favorably affected the year-over-year revenue comparison by 1.2%.

DIS revenues for the three months ended September 30, 2018 increased by 1.9% compared to the prior year period, which reflects the impact of recent acquisitions and weather in the prior year period. We estimate that PAMA negatively impacted DIS revenue growth by 0.5%. Acquisitions contributed approximately 2.5% to DIS revenue growth with organic growth (growth excluding the impact of acquisitions) down 0.6%. DIS volume, measured by the number of requisitions, increased by 2.0%, with acquisitions and organic growth contributing approximately 1.3% and 0.7%, respectively, to DIS volume growth. Revenue per requisition decreased by 0.8% compared to the prior year period. Revenue per requisition decreased compared to prior period primarily from pricing pressure of 0.5% due to PAMA and 1% from all other factors as well as lower revenue per requisition associated with our growth in professional lab services engagements, partially offset by favorable test mix, driven in part by acquisitions.

Net revenues for the nine months ended September 30, 2018 increased by 2.8% compared to the prior year period.

DIS revenues for the nine months ended September 30, 2018 increased by 3.1% compared to the prior year period, which reflects the impact of recent acquisitions. We estimate that PAMA negatively impacted DIS revenue growth by 0.5%. Acquisitions contributed 3.1% to DIS revenue growth with organic growth (growth excluding the impact of acquisitions) flat. DIS volume increased by 2.3%, with acquisitions and organic growth contributing approximately 1.9% and 0.4%, respectively, to DIS volume growth. Revenue per requisition increased by 0.3% compared to the prior year period. Revenue per requisition benefited from favorable test mix, driven in part by acquisitions, partially offset by moderate pricing pressure of 0.5% due to PAMA and approximately 1% from all other factors as well as lower revenue per requisition associated with our growth in professional lab services engagements,.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

For the three months ended September 30, 2018, cost of services increased by $32 million compared to the prior year period. The increase was primarily driven by additional operating costs associated with our acquisitions, incremental expense associated with reinvestments in the business with savings from tax reform, and higher supplies expense.

For the nine months ended September 30, 2018, cost of services increased by $166 million compared to the prior year period. The increase was primarily driven by additional operating costs associated with our acquisitions, $17 million of incremental expense associated with reinvestments in the business with savings from tax reform, higher supplies expense, and costs associated with certain legal matters.

Selling, General and Administrative Expenses ("SG&A")

SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense and general management and administrative support as well as administrative facility costs.

SG&A increased by $6 million for the three months ended September 30, 2018, compared to the prior year period primarily driven by incremental expense associated with reinvestments in the business with savings from tax reform and additional operating costs associated with our acquisitions.

SG&A increased by $7 million for the nine months ended September 30, 2018, compared to the prior year period primarily driven by additional operating costs associated with our acquisitions, higher restructuring costs associated with workforce reductions, $10 million of incremental expense associated with reinvestments in the business with savings from tax reform partially offset by lower performance-based compensation costs.

Amortization Expense

Amortization expense increased by $3 million for the three months ended September 30, 2018, compared to the prior year period as a result of recent acquisitions.

Amortization expense increased by $12 million for the nine months ended September 30, 2018, compared to the prior year period as a result of recent acquisitions.

Other Operating (Income) Expense, net

Other operating (income) expense, net includes miscellaneous income and expense items and other charges related to operating activities.

For the three and nine months ended September 30, 2018, other operating (income) expense, net includes a gain of $13 million associated with a decrease in the fair value of the contingent consideration accrual associated with our MedXM acquisition.

Operating Income

Operating income was $304 million or 16.1% of revenue for the three months ended September 30, 2018 compared to $298 million or 16.1% in the prior year period. Operating income was $881 million or 15.5% of revenue for the nine months ended September 30, 2018 compared to $896 million or 16.2% in the prior year period.

In addition to the impact of the above items, operating income as a percentage of net revenues for the nine months ended September 30, 2018 decreased compared to the prior year period as certain acquisitions completed during 2017 and 2018 initially have lower operating income (including amortization of acquired intangibles) as compared to the overall business until such time as full cost synergies can be realized through integration of the acquired business.

Interest Expense, net

Interest expense, net increased for the three and nine months ended September 30, 2018 compared to the prior year period primarily driven by higher interest rates associated with our variable rate indebtedness.

Other Income (Expense), net

Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

Other income (expense), net for the three months ended September 30, 2017 included non-cash asset impairment charges associated with certain investments of $6 million.

Other income (expense), net for the nine months ended September 30, 2017 included a $7 million gain on the sale of an interest in an equity method investment, which is partially offset by non-cash asset impairment charges associated with certain investments of $6 million.

Income Tax Expense

Income tax expense and the effective income tax rate both decreased for the three months ended September 30, 2018 compared to the prior year period primarily driven by:

•	the reduced corporate tax rate as a result of the TCJA; and

•	a $13 million income tax benefit during 2018 due to the release of tax reserves associated with the expiration of the statute of limitations for certain income tax returns; partially offset by

•
a decrease in excess tax benefits associated with stock-based compensation arrangements. During the three months ended September 30, 2018 and 2017 we recognized $4 million and $7 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

Income tax expense and the effective income tax rate both decreased for the nine months ended September 30, 2018 compared to the prior year period primarily driven by:

•	the reduced corporate tax rate as a result of the TCJA;

•
a $15 million income tax benefit during 2018 associated with a change in a tax return accounting method that will enable the Company to accelerate the deduction of certain expenses on its 2017 tax return at the federal corporate statutory rate in effect during 2017; and

•	a $13 million income tax benefit during 2018 due to the release of tax reserves associated with the expiration of the statute of limitations for certain income tax returns; partially offset by

•
a decrease in excess tax benefits associated with stock-based compensation arrangements. During the nine months ended September 30, 2018 and 2017 we recognized $17 million and $36 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

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

As of September 30, 2018 and December 31, 2017, the fair value of our debt was estimated at approximately $3.8 billion and $4.0 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of September 30, 2018 and December 31, 2017, the estimated fair value exceeded the carrying value of the debt by $133 million and $247 million, respectively. A hypothetical 10% increase in interest rates (representing 38 basis points as of September 30, 2018 and 31 basis points as of December 31, 2017) would potentially reduce the estimated fair value of our debt by approximately $90 million as of both September 30, 2018 and December 31, 2017.

Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either a rate that is intended to approximate commercial paper rates for highly rated issuers, or LIBOR, plus a spread. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. As of September 30, 2018, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly rated issuers, or LIBOR, plus a spread of 0.70% to 0.725%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. As of September 30, 2018, there were no borrowings outstanding under either our $600 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility.

The notional amount of fixed-to-variable interest rate swaps outstanding as of both September 30, 2018 and December 31, 2017 was $1.2 billion. The aggregate fair value of the fixed-to-variable interest rate swaps was $131 million, in a liability position, as of September 30, 2018.

Based on our net exposure to interest rate changes, a hypothetical 10% change to the variable rate component of our variable rate indebtedness (representing 21 basis points) would not impact annual interest expense materially, assuming no changes to the debt outstanding as of September 30, 2018. A hypothetical 10% change in the forward one-month LIBOR curve (representing a 29 basis point change in the weighted average yield) would potentially change the fair value of our derivative liabilities by $21 million.

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

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. We regularly evaluate the fair value measurements of our equity investments to determine if losses in value are other than temporary and if an impairment loss has been incurred. The carrying value of our equity investments (excluding investments accounted for under the equity method) was $10 million as of September 30, 2018.

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

Liquidity and Capital Resources

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017
	(dollars in millions)
Net cash provided by operating activities	$905	$852	$53
Net cash used in investing activities	(455)	(464)	9
Net cash used in financing activities	(324)	(422)	98
Net change in cash and cash equivalents and restricted cash	$126	$(34)	$160

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash and cash equivalents as of September 30, 2018 totaled $263 million, compared to $137 million as of December 31, 2017.

As of September 30, 2018, approximately 22% of our $263 million of consolidated cash and cash equivalents were held outside of the United States. Our current liquidity position does not require repatriation of these funds in order to fund operations in the United States. However, as a result of changes introduced by the TCJA, we may repatriate back to the United States the portion of these foreign funds not expected to be used to maintain or expand operations, including through acquisitions, outside of the United States.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2018 and 2017 was $905 million and $852 million, respectively. The $53 million increase in net cash provided by operating activities was primarily a result of a decrease in tax payments due to the impact of TCJA partially offset by timing of movements in our working capital accounts.

Days sales outstanding, a measure of billing and collection efficiency, was 52 days as of September 30, 2018, 47 days as of December 31, 2017 and 46 days as of September 30, 2017.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 was $455 million and $464 million, respectively. This $9 million decrease in cash used in investing activities was primarily a result of:

•	a $80 million decrease in net cash paid for business acquisitions; partially offset by

•	a $62 million increase in capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018 and 2017 was $324 million and $422 million, respectively. This $98 million decrease in cash used in financing activities was primarily a result of:

•	a $200 million decrease in repurchases of our common stock (see "Share Repurchases" for further details) in 2018; partially offset by

•	$35 million in net debt repayments in 2018 compared to $5 million in 2017;

•	a $40 million decrease in bank overdrafts, which are generally settled in cash the following business day; and

•	a $30 million decrease in proceeds from the exercise of stock options, due to reduced volume of stock options exercised in 2018 as compared to 2017.

During the nine months ended September 30, 2018, there were $1,630 million in cumulative borrowings under the secured receivables credit facility primarily associated with working capital requirements as well as the funding of our 2018 acquisitions. During the nine months ended September 30, 2018, there were $1,660 million in repayments under our secured receivables credit facility. During the nine months ended September 30, 2018, there were no borrowings under our senior unsecured revolving credit facility.

During the nine months ended September 30, 2017, there were no borrowings under either our secured receivables credit facility or senior unsecured revolving credit facility.

Dividend Program

During each of the first three quarters of 2018, our Board of Directors declared a quarterly cash dividend of $0.50 per common share. During each of the four quarters of 2017, our Board of Directors declared a quarterly cash dividend of $0.45 per common share.

Share Repurchase Program

As of September 30, 2018, $767 million remained available under our share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the nine months ended September 30, 2018, we repurchased 1.4 million shares of our common stock for $150 million.

For the nine months ended September 30, 2017, we repurchased 3.6 million shares of our common stock for $365 million, which included an accrual of $15 million recorded in accounts payable and accrued expenses in the consolidated balance sheet for shares repurchased not settled.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of September 30, 2018:

	Payments due by period
Contractual Obligations	Total	Remainder of 2018	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Outstanding debt	$3,776	$—	$1,100	$550	$2,126
Capital lease obligations	37	1	7	5	24
Interest payments on outstanding debt	1,515	59	312	221	923
Operating leases	664	50	301	155	158
Purchase obligations	1,803	77	544	445	737
Merger consideration obligations	12	7	2	3	—
Total contractual obligations	$7,807	$194	$2,266	$1,379	$3,968

A full description of the terms of our indebtedness and related debt service requirements and future payments of our outstanding debt is contained in Note 13 to the consolidated financial statements in our 2017 Annual Report on Form 10-K.

Interest payments on our outstanding debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of September 30, 2018 applied to the September 30, 2018 balances, which are assumed to remain outstanding through their maturity dates.

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

As of September 30, 2018, our total liabilities associated with unrecognized tax benefits were approximately $97 million, which were excluded from the table above. We expect that these liabilities may decrease by less than $35 million within the next twelve months, primarily as a result of payments, settlements, expiration of statutes of limitations and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. Additionally, it is reasonably possible that within the next 12 months, as a result of ongoing negotiations with tax authorities and the expiration of statutes of limitations, our total liabilities associated with unrecognized tax benefits will further decrease. See Note 8 to the consolidated financial statements in our 2017 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass"), we granted UMass the right to require us to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of September 30, 2018, the fair value of the redeemable noncontrolling interest on the interim unaudited consolidated balance sheet was $77 million, which was excluded from the table above. Since the redemption of the noncontrolling interest is outside of our control, we cannot make a reasonably reliable estimate of the timing of the future payment, if any, of the redeemable noncontrolling interest. For further details regarding the redeemable noncontrolling interest, see Note 11 to the interim unaudited consolidated financial statements and Note 15 to the consolidated financial statements in our 2017 Annual Report on Form 10-K.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of September 30, 2018, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

As of September 30, 2018, $1.3 billion of borrowing capacity was available under our existing credit facilities consisting of $529 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. The secured receivables credit facility includes a $250 million loan commitment which matures October 2018, and a $250 million loan commitment and a $100 million letter of credit facility which mature October 2019. The senior unsecured revolving credit facility matures in March 2023. For further details regarding the credit facilities, see Note 13 to the consolidated financial statements in our 2017 Annual Report on Form 10-K and Note 9 to the interim unaudited consolidated financial statements.

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

During the third quarter of 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 13 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2018.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2018 – July 31, 2018
Share Repurchase Program (A)	60,320	$107.76	60,320	$860,622
Employee Transactions (B)	564	$110.23	N/A	N/A
August 1, 2018 – August 31, 2018
Share Repurchase Program (A)	657,803	$109.15	657,803	$788,823
Employee Transactions (B)	1,329	$110.80	N/A	N/A
September 1, 2018 – September 30, 2018
Share Repurchase Program (A)	197,839	$109.68	197,839	$767,124
Employee Transactions (B)	151	$109.67	N/A	N/A
Total
Share Repurchase Program (A)	915,962	$109.17	915,962	$767,124
Employee Transactions (B)	2,044	$110.56	N/A	N/A

(A)
Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $8 billion of share repurchases of our common stock through September 30, 2018. The share repurchase authorization has no set expiration or termination date.

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

Item 6.	Exhibits

Exhibits:

3.1	Restated Certificate of Incorporation

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20180930.xml

101.SCH	dgx-20180930.xsd

101.CAL	dgx-20180930_cal.xml

101.DEF	dgx-20180930_def.xml

101.LAB	dgx-20180930_lab.xml

101.PRE	dgx-20180930_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 24, 2018
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
Chairman, President and
Chief Executive Officer

By	/s/ Mark J. Guinan
Mark J. Guinan
Executive Vice President and
Chief Financial Officer