Form 10-Q
period 2019-03-31
QUEST DIAGNOSTICS INC
filed 2019-04-24
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
Commission file number 001-12215

Quest Diagnostics Incorporated

500 Plaza Drive
Secaucus, NJ 07094
(973) 520-2700

Delaware
(State of Incorporation)

16-1387862
(I.R.S. Employer Identification Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 12, 2019, there were outstanding 134,375,081 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Net revenues	$1,891	$1,884

Operating costs and expenses and other operating income:
Cost of services	1,244	1,226
Selling, general and administrative	384	363
Amortization of intangible assets	24	22
Other operating (income) expense, net	(9)	1
Total operating costs and expenses, net	1,643	1,612

Operating income	248	272

Other income (expense):
Interest expense, net	(44)	(41)
Other income (expense), net	9	(2)
Total non-operating expenses, net	(35)	(43)

Income before income taxes and equity in earnings of equity method investees	213	229
Income tax expense	(50)	(52)
Equity in earnings of equity method investees, net of taxes	13	12
Net income	176	189
Less: Net income attributable to noncontrolling interests	12	12
Net income attributable to Quest Diagnostics	$164	$177

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.22	$1.30

Diluted	$1.20	$1.27

Weighted average common shares outstanding:
Basic	134	136

Diluted	136	139

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(unaudited)
(in millions)

	Three Months Ended March 31,
	2019	2018
Net income	$176	$189

Other comprehensive income:
Currency translation	4	6
Net deferred loss on cash flow hedges, net of taxes	—	1
Other comprehensive income	4	7

Comprehensive income	180	196
Less: Comprehensive income attributable to noncontrolling interests	12	12
Comprehensive income attributable to Quest Diagnostics	$168	$184

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2019 AND DECEMBER 31, 2018
(unaudited)
(in millions, except per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$464	$135
Accounts receivable, net of allowance for doubtful accounts of $17 and $15 as of March 31, 2019 and December 31, 2018, respectively	1,079	1,012
Inventories	98	99
Prepaid expenses and other current assets	137	144
Total current assets	1,778	1,390
Property, plant and equipment, net	1,277	1,288
Operating lease right-of-use assets	497	—
Goodwill	6,605	6,563
Intangible assets, net	1,200	1,207
Investment in equity method investees	454	436
Other assets	126	119
Total assets	$11,937	$11,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,029	$1,021
Current portion of long-term debt	1,108	464
Current portion of long-term operating lease liabilities	145	—
Total current liabilities	2,282	1,485
Long-term debt	3,131	3,429
Long-term operating lease liabilities	393	—
Other liabilities	713	745
Commitments and contingencies
Redeemable noncontrolling interest	77	77
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both March 31, 2019 and December 31, 2018; 217 shares issued as of both March 31, 2019 and December 31, 2018	2	2
Additional paid-in capital	2,671	2,667
Retained earnings	7,694	7,602
Accumulated other comprehensive loss	(55)	(59)
Treasury stock, at cost; 83 shares and 82 shares as of March 31, 2019 and December 31, 2018, respectively	(5,022)	(4,996)
Total Quest Diagnostics stockholders’ equity	5,290	5,216
Noncontrolling interests	51	51
Total stockholders’ equity	5,341	5,267
Total liabilities and stockholders’ equity	$11,937	$11,003

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(unaudited)
(in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$176	$189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84	74
Provision for doubtful accounts	4	3
Deferred income tax provision	3	24
Stock-based compensation expense	17	19
Other, net	(18)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(71)	(97)
Accounts payable and accrued expenses	32	(68)
Income taxes payable	43	5
Other assets and liabilities, net	5	32
Net cash provided by operating activities	275	180

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(56)	(130)
Capital expenditures	(47)	(73)
Increase in investments and other assets	(7)	(1)
Net cash used in investing activities	(110)	(204)

Cash flows from financing activities:
Proceeds from borrowings	1,139	935
Repayments of debt	(802)	(832)
Purchases of treasury stock	(53)	(50)
Exercise of stock options	20	34
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(15)	(20)
Dividends paid	(72)	(61)
Distributions to noncontrolling interest partners	(12)	(15)
Contributions from noncontrolling interest partners	—	2
Other financing activities, net	(41)	18
Net cash provided by financing activities	164	11

Net change in cash and cash equivalents and restricted cash	329	(13)
Cash and cash equivalents and restricted cash, beginning of period	135	137
Cash and cash equivalents and restricted cash, end of period	$464	$124

Cash and cash equivalents	$464	$124
Restricted cash	—	—
Cash and cash equivalents and restricted cash, end of period	$464	$124

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(unaudited)
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2018	135	$2	$2,667	$7,602	$(59)	$(4,996)	$51	$5,267	$77
Net income				164			10	174	2
Other comprehensive income, net of taxes					4			4
Dividends declared				(72)				(72)
Distributions to noncontrolling interest partners							(10)	(10)	(2)
Issuance of common stock under benefit plans			2			4		6
Stock-based compensation expense			16			1		17
Exercise of stock options			1			19		20
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(15)					(15)
Purchases of treasury stock	(1)					(50)		(50)
Balance, March 31, 2019	134	$2	$2,671	$7,694	$(55)	$(5,022)	$51	$5,341	$77

Balance, December 31, 2017	135	$2	$2,612	$7,138	$(48)	$(4,783)	$34	$4,955	$80
Net income				177			11	188	1
Other comprehensive income, net of taxes					7			7
Dividends declared				(66)				(66)
Distributions to noncontrolling interest partners							(11)	(11)	(4)
Issuance of common stock under benefit plans			4			4		8
Stock-based compensation expense			18			1		19
Exercise of stock options	1		2			32		34
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(20)					(20)
Purchases of treasury stock						(50)		(50)
Contributions from noncontrolling interest partners							2	2
Balance, March 31, 2018	136	$2	$2,616	$7,249	$(41)	$(4,796)	$36	$5,066	$77

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, comprehensive income, financial condition, cash flows and stockholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K. The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2018, but does not include all the disclosures required by accounting principles generally accepted in the United States (“GAAP”).

The accounting policies of the Company are the same as those set forth in Note 2 to the consolidated financial statements contained in the Company’s 2018 Annual Report on Form 10-K except for the impact of the adoption of new accounting standards discussed under New Accounting Pronouncements.

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

New Accounting Pronouncements

Adoption of New Accounting Standards

On January 1, 2019, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board ("FASB") on accounting for leases using the modified retrospective method. This new accounting standard requires a lessee to recognize an asset and liability for most leases on its balance sheet. The Company elected the optional transition method that allowed for a cumulative-effect adjustment to the opening balance of retained earnings recorded on January 1, 2019 and did not restate previously reported results in the comparative periods. The Company also elected the package of practical expedients, which among other things, allowed it to carry forward its historical lease classification.

As a result of adoption of the new standard, the Company recorded operating lease assets and lease liabilities of approximately $500 million and $550 million, respectively as of January 1, 2019. The operating lease liability was determined based on the present value of the remaining minimum rental payments and the operating lease asset was determined based on the value of the lease liability, adjusted for the deferred rent balances of approximately $50 million, which were previously included in accounts payable and accrued expenses as well as other liabilities. Accounting for the Company's finance leases remains substantially unchanged. The adoption of the new standard did not materially impact the Company's consolidated results of operations or cash flows.

In addition, the adoption of this new accounting standard resulted in increased qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. For further details, see Note 9.

On January 1, 2019, the Company adopted a new accounting standard issued by the FASB that includes the overnight index swap rate based on the Secured Overnight Financing Rate as an additional benchmark interest rate for hedge accounting purposes. Adoption of this new accounting standard did not have an impact on the Company's existing interest rate swap agreements and it will be applied prospectively for new or redesignated hedges entered into after the adoption date.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended March 31,
	2019	2018
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$164	$177
Less: Earnings allocated to participating securities	1	1
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$163	$176

Weighted average common shares outstanding – basic	134	136
Effect of dilutive securities:
Stock options and performance share units	2	3
Weighted average common shares outstanding – diluted	136	139

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.22	$1.30

Diluted	$1.20	$1.27

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended March 31,
	2019	2018
Stock options	4	2

4.    RESTRUCTURING ACTIVITIES

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Restructuring Charges

The following table provides a summary of the Company's pre-tax restructuring charges for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Employee separation costs	$(3)	$11
Facility-related costs	—	1
Total restructuring charges	$(3)	$12

The restructuring activity recorded in the three months ended March 31, 2019 represents a release of the liability relating to restructuring charges recorded in prior periods, which were determined to no longer be required. The restructuring charges incurred for the three months ended March 31, 2018 were primarily associated with various workforce reduction initiatives as the Company continued to simplify and restructure its organization. Of the total restructuring release recorded in the three months ended March 31, 2019, $(1) million and $(2) million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the three months ended March 31, 2018, $4 million and $8 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Charges for all periods presented were primarily recorded in the Company's DIS business.

The restructuring liability as of March 31, 2019 and December 31, 2018, which is included in accounts payable and accrued expenses, was $26 million and $38 million, respectively.

5.     BUSINESS ACQUISITIONS

On February 11, 2019, the Company completed its acquisition of certain assets of the clinical laboratory services business of Boyce & Bynum Pathology Laboratories, P.C. ("Boyce & Bynum") in an all cash transaction for $61 million, which consisted of cash consideration of $55 million and contingent consideration estimated at $6 million. The contingent consideration arrangement is dependent upon the achievement of certain testing volume benchmarks. Based on the preliminary purchase price allocation, the assets acquired principally consist of $41 million of goodwill (of which $35 million is currently tax deductible) and $20 million of customer-related intangible assets. The intangible assets will be amortized over a useful life of 15 years. For further details regarding the fair value of the contingent consideration, see Note 6.

The acquisition was accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed were recorded based on their estimated fair values as of the closing date. Supplemental pro forma combined financial information has not been presented as the impact of the acquisition is not material to the Company's consolidated financial statements. The goodwill recorded primarily includes the expected synergies resulting from combining the operations of the acquired entity with those of the Company and the value associated with an assembled workforce and other intangible assets that do not qualify for separate recognition. All of the goodwill acquired in connection with the acquisition has been allocated to the Company's DIS business. For further details regarding business segment information, see Note 14.

For details regarding the Company's 2018 acquisitions, see Note 6 to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

6.     FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2019	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$56	$56	$—	$—
Cash surrender value of life insurance policies	39	—	39	—
Total	$95	$56	$39	$—

Liabilities:
Interest rate swaps	$77	$—	$77	$—
Deferred compensation liabilities	103	—	103	—
Contingent consideration	19	—	—	19
Total	$199	$—	$180	$19

		Basis of Fair Value Measurements
December 31, 2018	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$53	$53	$—	$—
Cash surrender value of life insurance policies	34	—	34	—
Total	$87	$53	$34	$—

Liabilities:
Deferred compensation liabilities	$96	$—	$96	$—
Interest rate swaps	93	—	93	—
Contingent consideration	14	—	—	14
Total	$203	$—	$189	$14

A detailed description regarding the Company's fair value measurements is contained in Note 8 to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The Company offers certain employees the opportunity to participate in a non-qualified deferred compensation program. A participant's deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program's liability. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments. Changes in the fair value of the deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the deferred compensation obligations are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments. Deferrals under the plan currently may only be made by participants who made deferrals under the plan in 2017.

The fair value measurements of the Company's interest rate swaps classified within Level 2 of the fair value hierarchy are model-derived valuations as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions.

In December 2017, and as further discussed in Note 6 and Note 8 to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K, the Company completed the acquisition of certain assets of the clinical and anatomic pathology laboratory business of Shiel Holdings, LLC ("Shiel") which provides for up to $15 million of contingent consideration to be paid based on the achievement of certain testing volume benchmarks. In connection with the acquisition, the Company initially recorded a contingent consideration liability of $6 million which was classified within Level 3 of the fair value hierarchy. The contingent consideration was measured at fair value using an option-pricing method. Significant inputs included management's estimate of volume and other market inputs including comparable company revenue volatility of 6.9% and a discount rate of 4.5%. The estimated fair value of the contingent consideration associated with the Shiel acquisition was increased to $7 million in 2018 as a result of the remeasurement of the liability. Any contingent consideration associated with Shiel is expected to be paid in 2019.

In September 2018, and as further discussed in Note 6 and Note 8 to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K, the Company completed the acquisition of ReproSource, Inc. which provides for up to $10 million of contingent consideration to be paid based on the achievement of certain revenue targets. In connection with the acquisition, the Company initially recorded a contingent consideration liability of $5 million which was classified within Level 3 of the fair value hierarchy. The contingent consideration was measured at fair value using an option-pricing method. Significant inputs included management's estimate of revenue and other market inputs including comparable company revenue volatility of 8.5% and a discount rate of 6.5%. The contingent consideration associated with ReproSource, Inc. is expected to be paid in up to two installments in 2020 and 2021.

In February 2019, the Company completed the acquisition of certain assets of the clinical laboratory services business of Boyce & Bynum which provides for up to $25 million of contingent consideration to be paid based on the achievement of certain testing volume benchmarks. In connection with the acquisition, the Company initially recorded a contingent consideration liability of $6 million, which was classified within Level 3 of the fair value hierarchy. The contingent consideration was measured at fair value using an option-pricing method. Significant inputs included management's estimate of volume and other market inputs including comparable company revenue volatility of 8% and a discount rate of 7.2%. The contingent consideration associated with Boyce & Bynum is expected to be paid in up to two installments in 2019 and 2020. For further details regarding the Boyce & Bynum acquisition, see Note 5.

The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2018	$14
Purchases, additions and issuances	6
Settlements	(1)
Balance, March 31, 2019	$19

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of March 31, 2019 and December 31, 2018, the fair value of the Company’s debt was estimated at $4.4 billion and $4.0 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the three months ended March 31, 2019 and for the year ended December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Balance, beginning of period	$6,563	$6,335
Goodwill acquired during the period	42	228
Balance, end of period	$6,605	$6,563

Principally all of the Company’s goodwill as of March 31, 2019 and December 31, 2018 was associated with its DIS business.

For the three months ended March 31, 2019, goodwill acquired during the period was primarily associated with the acquisition of certain assets of the clinical laboratory services business of Boyce & Bynum (see Note 5). For the year ended December 31, 2018, goodwill acquired was principally associated with the acquisitions of the U.S. laboratory service business of Oxford Immunotec, Inc., Mobile Medical Examination Services, LLC., ReproSource, Inc. and the outreach laboratory service business of Cape Cod Healthcare, Inc. For details regarding the Company's 2018 acquisitions, see Note 6 to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K.

Intangible assets at March 31, 2019 and December 31, 2018 consisted of the following:

	Weighted Average Amortization Period (in years)	March 31, 2019			December 31, 2018
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	18	$1,371	$(497)	$874	$1,355	$(478)	$877
Non-compete agreements	9	3	(2)	1	3	(2)	1
Technology	17	104	(51)	53	104	(50)	54
Other	9	114	(78)	36	114	(75)	39
Total	17	1,592	(628)	964	1,576	(605)	971

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$1,828	$(628)	$1,200	$1,812	$(605)	$1,207

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2019 is as follows:

Year Ending December 31,
Remainder of 2019	$74
2020	97
2021	97
2022	91
2023	88
2024	86
Thereafter	431
Total	$964

8.    DEBT

Long-term debt (including finance lease obligations) as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018

Secured Receivables Credit Facility (3.39% at December 31, 2018)	$—	$160
2.70% Senior Notes due April 2019	300	300
4.75% Senior Notes due January 2020	506	507
2.50% Senior Notes due March 2020	300	300
4.70% Senior Notes due April 2021	556	557
4.25% Senior Notes due April 2024	301	299
3.50% Senior Notes due March 2025	570	562
3.45% Senior Notes due June 2026	475	469
4.20% Senior Notes due June 2029	499	—
6.95% Senior Notes due July 2037	175	175
5.75% Senior Notes due January 2040	244	244
4.70% Senior Notes due March 2045	300	300
Other	36	37
Debt issuance costs	(23)	(17)
Total long-term debt	4,239	3,893
Less: Current portion of long-term debt	1,108	464
Total long-term debt, net of current portion	$3,131	$3,429

2019 Senior Notes Offering

In March 2019, the Company completed a senior unsecured notes offering (the “2019 Senior Notes”), consisting of $500 million aggregate principal amount of 4.20% senior notes due June 2029, issued at a discount of $1 million. The 2019 Senior Notes are unsecured obligations of the Company that rank equally with the Company's other senior unsecured obligations. The 2019 Senior Notes do not have a sinking fund requirement. The Company incurred $5 million of debt issuance costs associated with the 2019 Senior Notes, which is included as a reduction to the carrying amount of long-term debt and is being amortized over the term of the related debt.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

A portion of the net proceeds from the 2019 Senior Notes were used to repay outstanding indebtedness under the secured receivables credit facility and for general corporate purposes. Additionally, in April 2019, a portion of the proceeds were used to repay in full the outstanding indebtedness under the Company's Senior Notes due April 1, 2019.

Secured Receivables Credit Facility

During the three months ended March 31, 2019, there were $640 million in cumulative borrowings under the secured receivables credit facility primarily associated with working capital requirements as well as the funding of the Company's 2019 business acquisition. During the three months ended March 31, 2019, there were $800 million in repayments under the secured receivables credit facility.

Maturities of Long-Term Debt

As of March 31, 2019, long-term debt matures as follows:

Year Ending December 31,
Remainder of 2019	$302
2020	803
2021	553
2022	3
2023	1
Thereafter	2,649

Total maturities of long-term debt	4,311
Unamortized discount	(9)
Debt issuance costs	(23)
Fair value basis adjustments attributable to hedged debt	(40)

Total long-term debt	4,239
Current portion of long-term debt	1,108

Total long-term debt, net of current portion	$3,131

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

9.     LEASES

The Company determines if an arrangement is or contains a lease at contract inception. The Company leases office space, patient service centers, clinical laboratories, warehouses, logistic hubs and equipment primarily through operating leases with a limited number of finance leases. A right-of-use asset, representing the underlying asset during the lease term, and a lease liability, representing the payment obligation arising from the lease, are recognized on the balance sheet at lease commencement based on the present value of the payment obligation. For operating leases, expense is recognized on a straight-line basis over the lease term. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The Company primarily uses its incremental borrowing rate in determining the present value of lease payments as the Company's leases generally do not provide an implicit rate.

The Company has lease agreements with (i) right-of-use asset payments and (ii) non-lease components (i.e. payments related to maintenance fees, utilities, etc,) which have generally been combined and accounted for as a single lease component.

The Company's leases have remaining terms of less than 1 year to 15 years, some of which include options to extend the leases for up to 15 years. The Company's lease terms may include renewal options that are reasonably certain to be exercised and termination options that are reasonably certain not to be exercised. Certain leases also include options to purchase the leased property.

Certain of the Company's lease agreements include rental payments adjusted periodically for inflation or a market rate which are included in the lease liabilities.

Leases	Balance Sheet Classification	March 31, 2019
Assets
Operating	Operating lease right-of-use assets	$497
Finance	Property, plant and equipment, net (a)	39
Total lease assets		$536

Liabilities
Current:
Operating	Current portion of long-term operating lease liabilities	$145
Finance	Current portion of long-term debt	4
Non-current:
Operating	Long-term operating lease liabilities	393
Finance	Long-term debt	31
Total lease liabilities		$573

(a) Finance lease assets were recorded net of accumulated amortization of $25 million as of March 31, 2019.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Components of lease cost for the three months ended March 31, 2019 were as follows:

Lease cost
Operating lease cost (a)	$73
Finance lease cost:
Amortization of leased assets	2
Interest on lease liabilities	1
Net lease cost	$76

(a) Includes short-term leases and variable lease costs (primarily maintenance fees and utilities related to real estate leases) of $29 million.

The maturity of the Company's lease liabilities as of March 31, 2019 is as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
Remainder of 2019	$112	$5	$117
2020	135	6	141
2021	100	5	105
2022	75	5	80
2023	58	3	61
Thereafter	113	34	147
Total lease payments	593	58	651
Less: Interest (a)	55	23	78
Present value of lease liabilities	$538	$35	$573

(a) Primarily calculated using the Company's incremental borrowing rate.

Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect as of December 31, 2018 are as follows:

Year Ending December 31,
2019	$181
2020	143
2021	106
2022	79
2023	60
Thereafter	122
Minimum lease payments	$691

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Lease term and discount rate for the three months ended March 31, 2019 were as follows:

Lease term and discount rate
Weighted-average remaining lease term (years):
Operating leases	5
Finance leases	13

Weighted-average discount rate:
Operating leases	3.2%
Finance leases	8.6%

See Note 12 for cash flow information on cash paid for amounts included in the measurement of lease liabilities, leased assets obtained in exchange for new operating lease liabilities, and leased assets obtained in exchange for new finance lease liabilities for the three months ended March 31, 2019.

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

In February 2019, the Company entered into interest rate lock agreements with several financial institutions for a total notional amount of $250 million, which were accounted for as cash flow hedges. These agreements were entered into to hedge a portion of the Company's interest rate exposure associated with variability in future cash flows attributable to changes in the ten-year treasury rates related to the planned issuance of the 2019 Senior Notes. In connection with the issuance of the 2019 Senior Notes in March 2019, these agreements were settled, and the Company paid $1 million. These losses are deferred in stockholders' equity, net of taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over the term of the respective senior notes.

The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges was $9 million as of both March 31, 2019 and December 31, 2018. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $3 million.

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. A summary of the notional amounts of these interest rate swaps as of March 31, 2019 and December 31, 2018 was as follows:

	Notional Amount
Debt Instrument	March 31, 2019	December 31, 2018

4.25% Senior Notes due April 2024	$250	$250
3.50% Senior Notes due March 2025	600	600
3.45% Senior Notes due June 2026	350	350
	$1,200	$1,200

The fixed-to-variable interest rate swap agreements in the table above have variable interest rates ranging from one-month LIBOR plus 2.2% to one-month LIBOR plus 3.0%.

As of March 31, 2019 and December 31, 2018, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	March 31, 2019	March 31, 2019	December 31, 2018	December 31, 2018
Long-term debt	$1,140	$(40)	$1,125	$(53)

(a) The balance includes $37 million and $40 million of remaining unamortized hedging adjustment on a discontinued relationship as of March 31, 2019 and December 31, 2018, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The following table presents the effect of fair value hedge accounting on the statement of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	Other income (expense), net	Other income (expense), net
Total for line item in which the effects of fair value hedges are recorded	$9	$(2)

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$(16)	$25
Derivatives designated as hedging instruments	$16	$(25)

A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows:

	March 31, 2019		December 31, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Interest rate swaps	Other liabilities	$77	Other liabilities	$93

A detailed description regarding the Company's use of derivative financial instruments is contained in Note 15 to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K.

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

For the three months ended March 31, 2019 and 2018, the tax effects related to the deferred losses on cash flow hedges were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

Dividend Program

During the first quarter of 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.53 per common share. During each of the first three quarters of 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.50 per common share. During the fourth quarter of 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.53 per common share.

Share Repurchase Program

As of March 31, 2019, $542 million remained available under the Company’s share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Share Repurchases

For the three months ended March 31, 2019, the Company repurchased 0.6 million shares of its common stock for $50 million.

For the three months ended March 31, 2018, the Company repurchased 0.5 million shares of its common stock for $50 million.

Shares Reissued from Treasury Stock

For the three months ended March 31, 2019 and 2018, the Company reissued 0.4 million shares and 0.6 million shares, respectively, from treasury stock for shares issued under the Employee Stock Purchase Plan and stock option plans. For details regarding the Company's stock ownership and compensation plans, see Note 17 to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K.

Redeemable Noncontrolling Interest

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. The Company records changes in the fair value of the noncontrolling interest immediately as they occur. As of March 31, 2019, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

12.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

Supplemental cash flow and other data for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
Depreciation expense	$60	$52
Amortization expense	24	22
Depreciation and amortization expense	$84	$74

Interest expense	$(45)	$(41)
Interest income	1	—
Interest expense, net	$(44)	$(41)

Interest paid	$28	$49
Income taxes paid	$3	$2

Accounts payable associated with capital expenditures	$13	$16
Dividends payable	$72	$66

Businesses acquired:
Fair value of assets acquired	$61	$148
Fair value of liabilities assumed	—	(1)
Fair value of net assets acquired	61	147
Merger consideration paid (payable), net	(5)	(12)
Cash paid for business acquisitions	56	135
Less: Cash acquired	—	5
Business acquisitions, net of cash acquired	$56	$130

Three Months Ended March 31,
2019
Leases:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45
Operating cash flows from finance leases	$1
Financing cash flows from finance leases	$1
Leased assets obtained in exchange for new operating lease liabilities	$25

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

13.     COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company can issue letters of credit totaling $100 million under its secured receivables credit facility and $150 million under its senior unsecured revolving credit facility. For further discussion regarding the Company's secured receivables credit facility and senior unsecured revolving credit facility, see Note 14 to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K and Note 8 to the interim unaudited consolidated financial statements.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $71 million in letters of credit under the secured receivables credit facility were outstanding as of March 31, 2019. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

Contingent Lease Obligations

The Company remains subject to contingent obligations under certain real estate leases, including leases that were entered into by certain predecessor companies of a subsidiary prior to the Company's acquisition of the subsidiary. No liability has been recorded for any of these potential contingent obligations. For further details, see Note 18 to the consolidated financial statements in the Company’s 2018 Annual Report on Form 10-K.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas.  As of March 31, 2019, the Company does not believe that material losses related to legal matters are probable.

Reserves for legal matters totaled $1 million as of both March 31, 2019 and December 31, 2018.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $125 million as of both March 31, 2019 and December 31, 2018. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures.

14.    BUSINESS SEGMENT INFORMATION

The Company's DIS business is the only reportable segment based on the manner in which the Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), assesses performance and allocates resources across the organization. The DIS business provides diagnostic information services to a broad range of customers, including patients, clinicians, hospitals, IDNs, health plans, employers and ACOs. The Company is the world's leading provider of diagnostic information services, which includes providing information and insights based on the industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The DIS business accounted for greater than 95% of net revenues in 2019 and 2018.

All other operating segments include the Company's DS businesses, which consist of its risk assessment services and healthcare information technology businesses. The Company's DS businesses are the leading provider of risk assessment services for the life insurance industry and offer healthcare organizations and clinicians robust information technology solutions.

As of March 31, 2019, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

The following table is a summary of segment information for the three months ended March 31, 2019 and 2018. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the consolidated financial statements contained in the Company’s 2018 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Net revenues:
DIS business	$1,812	$1,803
All other operating segments	79	81
Total net revenues	$1,891	$1,884

Operating earnings (loss):
DIS business	$280	$308
All other operating segments	9	11
General corporate activities	(41)	(47)
Total operating income	248	272
Non-operating expenses, net	(35)	(43)
Income before income taxes and equity in earnings of equity method investees	213	229
Income tax expense	(50)	(52)
Equity in earnings of equity method investees, net of taxes	13	12
Net income	176	189
Less: Net income attributable to noncontrolling interests	12	12
Net income attributable to Quest Diagnostics	$164	$177

15.    RELATED PARTIES

The Company's equity method investees primarily consist of its clinical trials central laboratory services joint venture and its diagnostic information services joint ventures, which are accounted for under the equity method of accounting. During both the three months ended March 31, 2019 and 2018, the Company recognized net revenues of $9 million associated with diagnostic information services provided to its equity method investees. As of March 31, 2019 and December 31, 2018, there was $4 million and $3 million, respectively, of accounts receivable from equity method investees related to such services. During the three months ended March 31, 2019, the Company recognized net revenues of $3 million associated with diagnostics information services provided to a noncontrolling interest partner in a joint venture. As of March 31, 2019, there was $2 million of accounts receivable from the noncontrolling interest partner related to such services.

During both the three months ended March 31, 2019 and 2018, the Company recognized income of $4 million associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. As of March 31, 2019 and December 31, 2018, there was $2 million and $3 million, respectively, of other receivables from equity method investees included in prepaid expenses and other current assets related to these service agreements and other transition related items. In addition, accounts payable and accrued expenses as of both March 31, 2019 and December 31, 2018 included $1 million due to equity method investees.

16.    REVENUE RECOGITION

DIS

Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three months ended March 31, 2019 and 2018 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues upon completion of the testing process, when results are reported, or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups, determined using the portfolio approach, in exchange for providing services. These estimates include the impact of contractual allowances,

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

including payer denials, and price concessions. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers, client payers and patients.

DS

The Company’s DS businesses primarily satisfy their performance obligations and recognize revenues when delivery has occurred or services have been rendered.

The approximate percentage of net revenue by type of customer was as follows:

	Three Months Ended March 31,
	2019	2018
Healthcare insurers:
Fee-for-service	33%	33%
Capitated	4	4
Total healthcare insurers	37	37
Government payers	15	16
Client payers	31	30
Patient	13	13
Total DIS	96	96
DS	4	4
Net revenues	100%	100%

17.    TAXES ON INCOME

For the three months ended March 31, 2019 and 2018, the effective income tax rate was 23.7% and 22.5%, respectively. The effective income tax rate for the three months ended March 31, 2019 and 2018 benefited from $3 million and $8 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

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

First Quarter Highlights

•	Our total net revenues of $1.9 billion were up 0.4% from the prior year period.

•	In DIS:

◦
Revenues of $1.8 billion increased by 0.5% compared to the prior year period, which reflects the impact of recent acquisitions and organic volume growth (growth excluding the impact of acquisitions), partially offset by a decline in revenue per requisition.

◦	Volume, measured by the number of requisitions, increased 3.6% compared to the prior year period, with organic growth and acquisitions contributing approximately 2.4% and 1.2%, respectively.

◦	Revenue per requisition decreased by 3.0% compared to the prior year period.

•	DS revenues of $79 million decreased by 2.8% compared to the prior year period primarily associated with our risk assessment services business.

•	Net income attributable to Quest Diagnostics' stockholders was $164 million, or $1.20 per diluted share, in 2019, compared to $177 million, or $1.27 per diluted share, in the prior year period.

•
Net cash provided by operating activities was $275 million in 2019, compared to $180 million in the prior year period. The $95 million increase in net cash provided by operating activities was primarily a result of lower performance-based compensation payments and timing of movements in our working capital accounts, partially offset by lower operating income in 2019 as compared to 2018.

In March 2019, we completed a senior notes offering (the “2019 Senior Notes”), consisting of $500 million aggregate principal amount of 4.20% senior notes due June 2029, issued at a discount of $1 million. A portion of the net proceeds from the 2019 Senior Notes were used to repay outstanding indebtedness under the secured receivables credit facility and for general corporate purposes. Additionally, in April 2019, a portion of the proceeds were used to repay in full the outstanding indebtedness under our senior notes due April 2019. For further details regarding our 2019 Senior Notes and our debt, see Note 8 to the interim unaudited consolidated financial statements.

Two Point Strategy

Our two point strategy is described in detail in "Item 1. Business: Our Strategy" in our 2018 Annual Report on Form 10-K. During the three months ended March 31, 2019, we continued to execute on our strategy as discussed below:

Acquisition of the Clinical Laboratory Services Business of Boyce & Bynum Pathology Laboratories, P.C.

On February 11, 2019, we completed our acquisition of certain assets of the clinical laboratory services business of Boyce & Bynum Pathology Laboratories, P.C. ("Boyce & Bynum"), in an all cash transaction for $61 million, which consisted of cash consideration of $55 million and contingent consideration initially estimated at $6 million. The contingent consideration arrangement is dependent upon the achievement of certain testing volume benchmarks. The acquired business is included in our DIS business.

For further details regarding our acquisitions, see Note 5 to the interim unaudited consolidated financial statements and Note 6 to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K.

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

For the three months ended March 31, 2019, we incurred $14 million of pre-tax charges under our Invigorate program primarily consisting of systems conversion and integration costs, all of which result in cash expenditures. Additional restructuring charges may be incurred in future periods as we identify additional opportunities to achieve further cost savings.

For further details of the Invigorate program and associated costs, see Note 4 to the interim unaudited consolidated financial statements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2018 Annual Report on Form 10-K.

Impact of New Accounting Standards

The adoption of new accounting standards, including the new standard related to accounting for leases, are discussed in Note 2 to the interim unaudited consolidated financial statements. For further details regarding our leases, refer to Note 9 to the interim unaudited consolidated financial statements.

The impacts of recent accounting pronouncements not yet effective on our consolidated financial statements are discussed in Note 2 to the interim unaudited consolidated financial statements.

Results of Operations

The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$1,812	$1,803	$9	0.5%
DS businesses	79	81	(2)	(2.8)
Total net revenues	$1,891	$1,884	$7	0.4%

Operating costs and expenses and other operating income:
Cost of services	$1,244	$1,226	$18	1.4%
Selling, general and administrative	384	363	21	5.8
Amortization of intangible assets	24	22	2	12.8
Other operating (income) expense, net	(9)	1	(10)	NM
Total operating costs and expenses, net	$1,643	$1,612	$31	1.9%

Operating income	$248	$272	$(24)	(8.7)%

Other income (expense):
Interest expense, net	$(44)	$(41)	$(3)	7.9%
Other income (expense), net	9	(2)	11	NM
Total non-operating expenses, net	$(35)	$(43)	$8	(18.2)%

Income tax expense	$(50)	$(52)	$2	(2.1)%
Effective income tax rate	23.7%	22.5%	120 bps	NM

Equity in earnings of equity method investees, net of taxes	$13	$12	$1	14.2%

Net income attributable to Quest Diagnostics	$164	$177	$(13)	(7.3)%

Diluted earnings per common share attributable to Quest Diagnostics’ common stockholders	$1.20	$1.27	$(0.07)	(5.4)%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2019	2018
Net revenues:
DIS business	95.8%	95.7%
DS businesses	4.2	4.3
Total net revenues	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	65.7%	65.1%
Selling, general and administrative	20.3	19.2
Amortization of intangible assets	1.3	1.1
Other operating (income) expense, net	(0.5)	0.1
Total operating costs and expenses, net	86.8%	85.5%

Operating income	13.2%	14.5%

Operating Results

Results for the three months ended March 31, 2019 were affected by certain items that on a net basis reduced diluted earnings per share by $0.20 as follows:

•
pre-tax amortization expense of $29 million ($24 million in amortization of intangible assets and $5 million in equity in earnings of equity method investees, net of taxes) or $0.16 per diluted share; and

•
pre-tax charges of $22 million ($11 million in cost of services and $11 million in selling, general and administrative expenses), or $0.12 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; partially offset by

•
a net pre-tax gain of $8 million ($1 million charge in selling, general and administrative expenses offset by a $9 million gain in other operating (income) expense, net), or $0.06 per diluted share, primarily due to a gain associated with an insurance claim for hurricane related losses partially offset by non-cash asset impairment charges, and

•	excess tax benefits associated with stock-based compensation arrangements of $3 million, or $0.02 per diluted share, recorded in income tax expense.

Results for the three months ended March 31, 2018 were affected by certain items that on a net basis reduced diluted earnings per share by $0.25 as follows:

•
pre-tax charges of $31 million ($12 million in cost of services, $18 million in selling, general and administrative expenses and $1 million in other operating (income) expense, net), or $0.17 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business; and

•
pre-tax amortization expense of $26 million ($22 million in amortization of intangible assets and $4 million in equity in earnings of equity method investees, net of taxes) or $0.14 per diluted share; partially offset by

•	excess tax benefits associated with stock-based compensation arrangements of $8 million, or $0.06 per diluted share, recorded in income tax expense.

Net Revenues

Net revenues for the three months ended March 31, 2019 increased by 0.4% compared to the prior year period.

DIS revenues for the three months ended March 31, 2019 increased by 0.5% compared to the prior year period which reflects the impact of recent acquisitions and organic volume growth (growth excluding the impact of acquisitions), largely offset by a decline in revenue per requisition.

•	Acquisitions contributed approximately 1.8% to DIS revenue growth with organic revenue growth down 1.3%.

•
DIS volume increased by 3.6%, with organic growth and acquisitions contributing approximately 2.4% and 1.2%, respectively, to DIS volume growth. Organic volume growth benefited from expanded in-network access primarily as a result of becoming a participating provider to UnitedHealthcare and Horizon Blue Cross Blue Shield of New Jersey. In addition, there was one less business day compared to the prior year period, which we estimate negatively affected the year-over-year comparison by 1.2%, partially offset by the impact of weather in the prior year period which we estimate favorably affected the comparison by 0.5%.

•
Revenue per requisition decreased by 3.0% compared to the prior year period primarily due to reimbursement pressure, including unit price reductions associated with the Protecting Access to Medicare Act ("PAMA") and all other sources, of approximately 2.5%; increased denials; and higher patient concessions; partially offset by favorable test mix, driven in part by acquisitions.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

For the three months ended March 31, 2019, cost of services increased by $18 million compared to the prior year period. The increase was primarily driven by: (i) additional operating costs associated with our acquisitions; (ii) higher depreciation expense associated with increased capital expenditures; and (iii) incremental operating expenses associated with organic volume growth, partially offset by productivity gains, including our ability to leverage our fixed cost structure to support the increase in volume, as well as other cost reduction initiatives primarily under our Invigorate program.

Selling, General and Administrative Expenses ("SG&A")

SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense and general management and administrative support as well as administrative facility costs.

SG&A increased by $21 million for the three months ended March 31, 2019, compared to the prior year period, primarily driven by higher costs associated with an increase in the value of the Company's deferred compensation obligations and additional operating costs associated with our acquisitions, partially offset by lower restructuring costs associated with workforce reductions and our ability to leverage our fixed cost structure to support the increase in volume, as well as other cost reduction initiatives primarily under our Invigorate program.

The increase in the value of the Company's deferred compensation obligations is largely offset by gains due to the increase in the value of the associated investments, which are recorded in other income (expense), net. For further details regarding the Company's deferred compensation plans, see Note 17 to the consolidated financial statements in our 2018 Annual Report on Form 10-K.

Amortization Expense

Amortization expense increased by $2 million for the three months ended March 31, 2019, compared to the prior year period as a result of recent acquisitions.

Other Operating (Income) Expense, net

Other operating (income) expense, net includes miscellaneous income and expense items and other charges related to operating activities.

For the three months ended March 31, 2019, other operating (income) expense, net includes a $12 million gain associated with an insurance claim for hurricane related losses partially offset by non-cash asset impairment charges of $2 million.

Interest Expense, net

Interest expense, net increased for the three months ended March 31, 2019 compared to the prior year period, primarily driven by higher interest rates associated with our variable rate indebtedness combined with higher average outstanding indebtedness.

Other Income (Expense), net

Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

Other income (expense), net for the three months ended March 31, 2019 increased by $11 million compared to the prior year period due to gains associated with investments in our deferred compensation plans.

Income Tax Expense

Income tax expense for the three months ended March 31, 2019 and 2018 was $50 million and $52 million, respectively. The decrease in income tax expense was primarily driven by the decrease in income before income taxes and equity in earnings of equity method investees, partially offset by a decrease in excess tax benefits associated with stock-based compensation arrangements. During the three months ended March 31, 2019 and 2018 we recognized $3 million and $8 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

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

As of March 31, 2019 and December 31, 2018, the fair value of our debt was estimated at approximately $4.4 billion and $4.0 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of March 31, 2019 and December 31, 2018, the estimated fair value exceeded the carrying value of the debt by $151 million and $85 million, respectively. A hypothetical 10% increase in interest rates (representing 36 basis points as of March 31, 2019 and 39 basis points as of December 31, 2018) would potentially reduce the estimated fair value of our debt by approximately $97 million and $88 million as of March 31, 2019 and December 31, 2018, respectively.

Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either a rate that is intended to approximate commercial paper rates for highly rated issuers, or LIBOR, plus a spread. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. As of March 31, 2019, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly rated issuers, or LIBOR, plus a spread of 0.70% to 0.725%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. As of March 31, 2019, there were no borrowings outstanding under either our $600 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility.

The notional amount of fixed-to-variable interest rate swaps outstanding as of both March 31, 2019 and December 31, 2018 was $1.2 billion. The aggregate fair value of the fixed-to-variable interest rate swaps was $77 million, in a liability position, as of March 31, 2019.

In February 2019, we entered into interest rate lock agreements with several financial institutions for a total notional amount of $250 million to hedge a portion of our interest rate exposure associated with variability in future cash flows attributable to changes in the ten-year treasury rates related to the planned issuance of the 2019 Senior Notes. In connection with the issuance of the 2019 Senior Notes, these agreements were settled, and we paid $1 million. These losses are deferred in stockholders' equity, net of taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over the term of the 2019 Senior Notes.

Based on our net exposure to interest rate changes, a hypothetical 10% change to the variable rate component of our variable rate indebtedness (representing 25 basis points) would potentially change annual interest expense by $3 million. A hypothetical 10% change in the forward one-month LIBOR curve (representing a 22 basis point change in the weighted average yield) would potentially change the fair value of our derivative liabilities by $16 million.

For further details regarding our outstanding debt, see Note 8 to the interim unaudited consolidated financial statements and Note 14 to the consolidated financial statements included in our 2018 Annual Report on Form 10-K. For details regarding our financial instruments and hedging activities, see Note 10 to the interim unaudited consolidated financial statements and Note 15 to the consolidated financial statements included in our 2018 Annual Report on Form 10-K.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values are measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes; we regularly evaluate these equity investments to determine if there are any indicators that the investment is impaired. The carrying value of our equity investments that do not have readily determinable fair values was $9 million as of March 31, 2019.

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

Liquidity and Capital Resources

	Three Months Ended March 31,		Change
	2019	2018
	(dollars in millions)
Net cash provided by operating activities	$275	$180	$95
Net cash used in investing activities	(110)	(204)	94
Net cash provided by financing activities	164	11	153
Net change in cash and cash equivalents and restricted cash	$329	$(13)	$342

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash and cash equivalents as of March 31, 2019 totaled $464 million, compared to $135 million as of December 31, 2018.

As of March 31, 2019, approximately 9% of our $464 million of consolidated cash and cash equivalents were held outside of the United States. Our current liquidity position does not require repatriation of these funds in order to fund operations in the United States. However, as a result of changes introduced by the Tax Cuts and Jobs Act, we may repatriate back to the United States the portion of these foreign funds not expected to be used to maintain or expand operations (including through acquisitions) outside of the United States.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2019 and 2018 was $275 million and $180 million, respectively. The $95 million increase in net cash provided by operating activities was primarily a result of:

•	lower performance-based compensation payments; and

•	timing of movements in our working capital accounts; partially offset by

•	lower operating income in 2019 as compared to 2018.

Days sales outstanding, a measure of billing and collection efficiency, was 51 days as of March 31, 2019, 54 days as of December 31, 2018 and 48 days as of March 31, 2018.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 and 2018 was $110 million and $204 million, respectively. This $94 million decrease in cash used in investing activities was primarily a result of:

•	a $74 million decrease in net cash paid for business acquisitions; and

•	a $26 million decrease in capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 and 2018 was $164 million and $11 million, respectively. This $153 million increase in cash provided by financing activities was primarily a result of:

•	$337 million of net borrowings (proceeds from borrowings less repayments of debt) in 2019, compared to $103 million of net borrowings in 2018; partially offset by

•	a $56 million decrease in bank overdrafts, which are generally settled in cash the following business day.

During the three months ended March 31, 2019, we completed the issuance of the 2019 Senior Notes. In addition, there were $640 million in cumulative borrowings under the secured receivables credit facility primarily associated with working capital requirements as well as the funding of our 2019 acquisition. During the three months ended March 31, 2019, there were $800 million in repayments under our secured receivables credit facility. During the three months ended March 31, 2019, there were no borrowings under our senior unsecured revolving credit facility.

During the three months ended March 31, 2018, there were $935 million in cumulative borrowings primarily associated with the funding of a 2018 acquisition and other working capital requirements and $830 million in repayments under our secured receivables credit facility. During the three months ended March 31, 2018, there were no borrowings under our senior unsecured revolving credit facility.

Dividend Program

During the first quarter of 2019, our Board of Directors declared a quarterly cash dividend of $0.53 per common share. During each of the first three quarters of 2018, our Board of Directors declared a quarterly cash dividend of $0.50 per common share. During the fourth quarter of 2018, our Board of Directors declared a quarterly cash dividend of $0.53 per common share.

Share Repurchase Program

As of March 31, 2019, $542 million remained available under our share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the three months ended March 31, 2019, we repurchased 0.6 million shares of our common stock for $50 million.

For the three months ended March 31, 2018, we repurchased 0.5 million shares of our common stock for $50 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of March 31, 2019:

	Payments due by period
Contractual Obligations	Total	Remainder of 2019	1-3 years	4-5 years	After 5 years
	(dollars in millions)
Outstanding debt	$4,276	$300	$1,350	$—	$2,626
Finance lease obligations	35	3	6	4	22
Interest payments on outstanding debt	1,677	162	315	259	941
Operating leases	704	158	268	151	127
Purchase obligations	1,770	235	554	435	546
Merger consideration obligations	19	14	5	—	—
Total contractual obligations	$8,481	$872	$2,498	$849	$4,262

A description of the terms of our indebtedness and related debt service requirements and future payments of our outstanding debt is contained in Note 8 to the interim unaudited consolidated financial statements and Note 14 to the consolidated financial statements in our 2018 Annual Report on Form 10-K.

Interest payments on our outstanding debt includes interest associated with finance lease obligations and has been calculated after giving effect to our interest rate swap agreements, using the interest rates as of March 31, 2019 applied to the March 31, 2019 balances, which are assumed to remain outstanding through their maturity dates.

Operating lease obligations include variable charges (primarily maintenance fees and utilities associated with our real estate leases) in effect as of March 31, 2019. A discussion and analysis regarding our operating lease obligations is contained in Note 9 to the interim unaudited consolidated financial statements.

Purchase obligations include our noncancelable commitments to purchase products or services as described in Note 18 to the consolidated financial statements in our 2018 Annual Report on Form 10-K.

Merger consideration obligations include consideration owed on our business acquisitions. For details regarding our acquisitions, see Note 5 to the interim unaudited consolidated financial statements and Note 6 to the consolidated financial statements in our 2018 Annual Report on Form 10-K.

As of March 31, 2019, our total liabilities associated with unrecognized tax benefits were approximately $109 million, which were excluded from the table above. We expect that these liabilities may decrease by less than $36 million within the next twelve months, primarily as a result of payments, settlements, expiration of statutes of limitations and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. Additionally, it is reasonably possible that within the next 12 months, as a result of ongoing negotiations with tax authorities and the expiration of statutes of limitations, our total liabilities associated with unrecognized tax benefits will further decrease. See Note 9 to the consolidated financial statements in our 2018 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass"), we granted UMass the right to require us to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of March 31, 2019, the fair value of the redeemable noncontrolling interest on the interim unaudited consolidated balance sheet was $77 million, which was excluded from the table above. Since the redemption of the noncontrolling interest is outside of our control, we cannot make a reasonably reliable estimate of the timing of the future payment, if any, of the redeemable noncontrolling interest. For further details regarding the redeemable noncontrolling interest, see Note 11 to the interim unaudited consolidated financial statements and Note 16 to the consolidated financial statements in our 2018 Annual Report on Form 10-K.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of March 31, 2019, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

Equity Method Investees

Our equity method investees primarily consist of our clinical trials central laboratory services joint venture and our diagnostic information services joint ventures, which are accounted for under the equity method of accounting. Our investment in equity method investees is less than 5% of our consolidated total assets. Our proportionate share of income before income taxes associated with our equity method investees is less than 10% of our consolidated income before income taxes and equity in earnings of equity method investees. We have no material unconditional obligations or guarantees to, or in support of, our equity method investees and their operations.

For further details regarding related party transactions with our equity method investees, see Note 15 to the interim unaudited consolidated financial statements and Note 20 to the consolidated financial statements in our 2018 Annual Report on Form 10-K.

Requirements and Capital Resources

We estimate that we will invest approximately $350 million to $400 million during 2019 for capital expenditures, to support and grow our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including our new multi-year laboratory construction in Clifton, New Jersey, and additional investments in our advanced and consumer growth strategies.

As of March 31, 2019, $1.3 billion of borrowing capacity was available under our existing credit facilities consisting of $529 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. The secured receivables credit facility includes a $250 million loan commitment which matures October 2019, and a $250 million loan commitment and a $100 million letter of credit facility which mature October 2020. The senior unsecured revolving credit facility matures in March 2023. For further details regarding the credit facilities, see Note 14 to the consolidated financial statements in our 2018 Annual Report on Form 10-K and Note 8 to the interim unaudited consolidated financial statements.

On April 1, 2019, we repaid our senior notes due April 1, 2019 with a portion of the net proceeds from the issuance of the 2019 Senior Notes.

We believe the borrowing capacity under the credit facilities described above continues to be available to us. Should one or several banks no longer participate in either of our credit facilities, we would not expect it to impact our ability to fund operations. We expect that we will be able to replace our existing credit facilities with alternative arrangements prior to their expiration.

We believe that our cash and cash equivalents and cash from operations, together with our borrowing capacity under our credit facilities, will provide sufficient financial flexibility to fund seasonal and other working capital requirements, capital expenditures, debt service requirements and other obligations, cash dividends on common shares, share repurchases and additional growth opportunities for the foreseeable future. We believe that our credit profile should provide us with access to additional financing to refinance upcoming debt maturities including the 4.75% Senior Notes due January 2020 and 2.50% Senior Notes due March 2020 and, if necessary, to fund growth opportunities that cannot be funded from existing sources.

Forward-Looking Statements

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, the complexity of billing, reimbursement and revenue recognition for clinical laboratory testing, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners and other factors discussed in our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including those discussed in the “Business,” “Risk Factors,” “Cautionary Factors that May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports.

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

During the first quarter of 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that we implemented an integrated third-party lease accounting application and added internal controls to ensure that we appropriately account for our leases in accordance with the new lease accounting standard which was adopted on January 1, 2019.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 13 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2019.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2019 – January 31, 2019
Share Repurchase Program (A)	—	$—	—	$592,126
Employee Transactions (B)	2,391	$82.06	N/A	N/A
February 1, 2019 – February 28, 2019
Share Repurchase Program (A)	—	$—	—	$592,126
Employee Transactions (B)	88,306	$88.04	N/A	N/A
March 1, 2019 – March 31, 2019
Share Repurchase Program (A)	569,857	$87.74	569,857	$542,128
Employee Transactions (B)	83,015	$86.86	N/A	N/A
Total
Share Repurchase Program (A)	569,857	$87.74	569,857	$542,128
Employee Transactions (B)	173,712	$87.40	N/A	N/A

(A)
Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $8 billion of share repurchases of our common stock through March 31, 2019. The share repurchase authorization has no set expiration or termination date.

(B)
Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options (granted under the Company’s Amended and Restated Employee Long-Term Incentive Plan) who exercised options; and (2) shares withheld (under the terms of grants under the Amended and Restated Employee Long-Term Incentive Plan) to offset tax withholding obligations that occur upon the delivery of outstanding common shares underlying restricted stock units and performance share units.

Item 6.	Exhibits

Exhibits:

10.1	Amended and Restated Employee Stock Purchase Plan

10.2	Quest Diagnostics Incorporated Senior Management Incentive Plan

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20190331.xml

101.SCH	dgx-20190331.xsd

101.CAL	dgx-20190331_cal.xml

101.DEF	dgx-20190331_def.xml

101.LAB	dgx-20190331_lab.xml

101.PRE	dgx-20190331_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 24, 2019
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
Chairman, President and
Chief Executive Officer

By	/s/ Mark J. Guinan
Mark J. Guinan
Executive Vice President and
Chief Financial Officer