Form 10-Q
period 2019-06-30
QUEST DIAGNOSTICS INC
filed 2019-07-24
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-12215

Quest Diagnostics Incorporated

Delaware			16-1387862
(State of Incorporation)			(I.R.S. Employer Identification Number)
500 Plaza Drive
Secaucus,	NJ	07094
(973)	520-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	DGX	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 12, 2019, there were outstanding 134,670,050 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$1,953	$1,919	$3,844	$3,803

Operating costs and expenses and other operating income:
Cost of services	1,265	1,243	2,509	2,469
Selling, general and administrative	362	351	746	714
Amortization of intangible assets	25	22	49	44
Other operating income, net	(6)	(2)	(15)	(1)
Total operating costs and expenses, net	1,646	1,614	3,289	3,226

Operating income	307	305	555	577

Other income (expense):
Interest expense, net	(45)	(42)	(89)	(83)
Other income (expense), net	3	1	12	(1)
Total non-operating expenses, net	(42)	(41)	(77)	(84)

Income from continuing operations before income taxes and equity in earnings of equity method investees	265	264	478	493
Income tax expense	(63)	(42)	(113)	(94)
Equity in earnings of equity method investees, net of taxes	17	11	30	23
Income from continuing operations	219	233	395	422
Income from discontinued operations, net of taxes	20	—	20	—
Net income	239	233	415	422
Less: Net income attributable to noncontrolling interests	13	14	25	26
Net income attributable to Quest Diagnostics	$226	$219	$390	$396

Amounts attributable to Quest Diagnostics’ common stockholders:
Income from continuing operations	$206	$219	$370	$396
Income from discontinued operations, net of taxes	20	—	20	—
Net income	$226	$219	$390	$396

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$1.52	$1.60	$2.74	$2.90
Income from discontinued operations	0.15	—	0.15	—
Net income	$1.67	$1.60	$2.89	$2.90

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$1.51	$1.57	$2.71	$2.84
Income from discontinued operations	0.15	—	0.15	—
Net income	$1.66	$1.57	$2.86	$2.84

Weighted average common shares outstanding:
Basic	135	136	134	136

Diluted	136	139	136	139

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$239	$233	$415	$422

Other comprehensive income:
Currency translation	(4)	(14)	—	(8)
Net deferred loss on cash flow hedges, net of taxes	1	—	1	1
Other comprehensive (loss) income	(3)	(14)	1	(7)

Comprehensive income	236	219	416	415
Less: Comprehensive income attributable to noncontrolling interests	13	14	25	26
Comprehensive income attributable to Quest Diagnostics	$223	$205	$391	$389

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2019 AND DECEMBER 31, 2018
(unaudited)
(in millions, except per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$273	$135
Accounts receivable, net of allowance for doubtful accounts of $17 and $15 as of June 30, 2019 and December 31, 2018, respectively	1,088	1,012
Inventories	105	99
Prepaid expenses and other current assets	100	144
Total current assets	1,566	1,390
Property, plant and equipment, net	1,307	1,288
Operating lease right-of-use assets	511	—
Goodwill	6,605	6,563
Intangible assets, net	1,172	1,207
Investment in equity method investees	458	436
Other assets	141	119
Total assets	$11,760	$11,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$951	$1,021
Current portion of long-term debt	807	464
Current portion of long-term operating lease liabilities	146	—
Total current liabilities	1,904	1,485
Long-term debt	3,169	3,429
Long-term operating lease liabilities	413	—
Other liabilities	689	745
Commitments and contingencies
Redeemable noncontrolling interest	76	77
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both June 30, 2019 and December 31, 2018; 217 shares issued as of both June 30, 2019 and December 31, 2018	2	2
Additional paid-in capital	2,686	2,667
Retained earnings	7,849	7,602
Accumulated other comprehensive loss	(58)	(59)
Treasury stock, at cost; 82 shares as of both June 30, 2019 and December 31, 2018	(5,020)	(4,996)
Total Quest Diagnostics stockholders’ equity	5,459	5,216
Noncontrolling interests	50	51
Total stockholders’ equity	5,509	5,267
Total liabilities and stockholders’ equity	$11,760	$11,003

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(unaudited)
(in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$415	$422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165	151
Provision for doubtful accounts	5	—
Deferred income tax provision	13	39
Stock-based compensation expense	32	34
Other, net	(33)	18
Changes in operating assets and liabilities:
Accounts receivable	(81)	(127)
Accounts payable and accrued expenses	27	(64)
Income taxes payable	15	(7)
Other assets and liabilities, net	38	37
Net cash provided by operating activities	596	503

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(56)	(165)
Capital expenditures	(132)	(151)
Increase in investments and other assets	(14)	(14)
Net cash used in investing activities	(202)	(330)

Cash flows from financing activities:
Proceeds from borrowings	1,484	1,520
Repayments of debt	(1,448)	(1,553)
Purchases of treasury stock	(103)	(50)
Exercise of stock options	66	71
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(16)	(20)
Dividends paid	(143)	(129)
Distributions to noncontrolling interest partners	(27)	(28)
Contributions from noncontrolling interest partners	—	4
Other financing activities, net	(69)	7
Net cash used in financing activities	(256)	(178)

Net change in cash and cash equivalents and restricted cash	138	(5)
Cash and cash equivalents and restricted cash, beginning of period	135	137
Cash and cash equivalents and restricted cash, end of period	$273	$132

Cash and cash equivalents	$273	$132
Restricted cash	—	—
Cash and cash equivalents and restricted cash, end of period	$273	$132

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(unaudited)
(in millions)

For the Three Months Ended June 30, 2019		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, March 31, 2019	134	$2	$2,671	$7,694	$(55)	$(5,022)	$51	$5,341	$77
Net income				226			12	238	1
Other comprehensive loss, net of taxes					(3)			(3)
Dividends declared				(71)				(71)
Distributions to noncontrolling interest partners							(13)	(13)	(2)
Issuance of common stock under benefit plans			2			5		7
Stock-based compensation expense			15					15
Exercise of stock options	1		(1)			47		46
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(1)					(1)
Purchases of treasury stock						(50)		(50)
Balance, June 30, 2019	135	$2	$2,686	$7,849	$(58)	$(5,020)	$50	$5,509	$76

For the Six Months Ended June, 30, 2019		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2018	135	$2	$2,667	$7,602	$(59)	$(4,996)	$51	$5,267	$77
Net income				390			22	412	3
Other comprehensive income, net of taxes					1			1
Dividends declared				(143)				(143)
Distributions to noncontrolling interest partners							(23)	(23)	(4)
Issuance of common stock under benefit plans			4			9		13
Stock-based compensation expense			31			1		32
Exercise of stock options	1					66		66
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(16)					(16)
Purchases of treasury stock	(1)					(100)		(100)
Balance, June 30, 2019	135	$2	$2,686	$7,849	$(58)	$(5,020)	$50	$5,509	$76

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(unaudited)
(in millions)

For the Three Months Ended June 30, 2018		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, March 31, 2018	136	$2	$2,616	$7,249	$(41)	$(4,796)	$36	$5,066	$77
Net income				219			12	231	2
Other comprehensive loss, net of taxes					(14)			(14)
Dividends declared				(69)				(69)
Distributions to noncontrolling interest partners							(10)	(10)	(3)
Issuance of common stock under benefit plans			2			3		5
Stock-based compensation expense			14			1		15
Exercise of stock options			1			36		37
Contributions from noncontrolling interest partners							2	2
Reclassification of stranded tax effects resulting from enactment of the Tax Cut and Jobs Act				2	(2)			—
Balance, June 30, 2018	136	$2	$2,633	$7,401	$(57)	$(4,756)	$40	$5,263	$76

For the Six Months Ended June 30, 2018		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2017	135	$2	$2,612	$7,138	$(48)	$(4,783)	$34	$4,955	$80
Net income				396			23	419	3
Other comprehensive loss, net of taxes					(7)			(7)
Dividends declared				(135)				(135)
Distributions to noncontrolling interest partners							(21)	(21)	(7)
Issuance of common stock under benefit plans			6			7		13
Stock-based compensation expense			32			2		34
Exercise of stock options	1		3			68		71
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(20)					(20)
Purchases of treasury stock						(50)		(50)
Contributions from noncontrolling interest partners							4	4
Reclassification of stranded tax effects resulting from enactment of the Tax Cut and Jobs Act				2	(2)			—
Balance, June 30, 2018	136	$2	$2,633	$7,401	$(57)	$(4,756)	$40	$5,263	$76

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

On January 1, 2019, the Company adopted a new accounting standard issued by the FASB that includes the overnight index swap rate based on the Secured Overnight Financing Rate as an additional benchmark interest rate for hedge accounting purposes. Adoption of this new accounting standard applies prospectively to new or redesignated hedges entered into after the adoption date and, therefore, did not have an impact on the Company's existing interest rate swap agreements.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amounts attributable to Quest Diagnostics’ common stockholders:
Income from continuing operations	$206	$219	$370	$396
Income from discontinued operations, net of taxes	20	—	20	—
Net income attributable to Quest Diagnostics’ common stockholders	$226	$219	$390	$396

Income from continuing operations	$206	$219	$370	$396
Less: Earnings allocated to participating securities	—	—	1	1
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$206	$219	$369	$395

Weighted average common shares outstanding – basic	135	136	134	136
Effect of dilutive securities:
Stock options and performance share units	1	3	2	3
Weighted average common shares outstanding – diluted	136	139	136	139

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$1.52	$1.60	$2.74	$2.90
Income from discontinued operations	0.15	—	0.15	—
Net income	$1.67	$1.60	$2.89	$2.90

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$1.51	$1.57	$2.71	$2.84
Income from discontinued operations	0.15	—	0.15	—
Net income	$1.66	$1.57	$2.86	$2.84

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	5	2	5	2

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

Restructuring Charges

The following table provides a summary of the Company's pre-tax restructuring charges for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee separation costs	$—	$4	$(3)	$15
Facility-related costs	—	3	—	4
Total restructuring charges	$—	$7	$(3)	$19

The restructuring activity recorded in the six months ended June 30, 2019 represents a release of the liability relating to restructuring charges recorded in prior periods, which were determined to no longer be required. Of the total restructuring release recorded in the six months ended June 30, 2019, $(1) million and $(2) million were recorded in cost of services and selling, general and administrative expenses, respectively.

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

The restructuring liability as of June 30, 2019 and December 31, 2018, which is included in accounts payable and accrued expenses, was $17 million and $38 million, respectively.

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

6.     FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2019	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$56	$56	$—	$—
Cash surrender value of life insurance policies	40	—	40	—
Total	$96	$56	$40	$—

Liabilities:
Deferred compensation liabilities	$104	$—	$104	$—
Interest rate swaps	37	—	37	—
Contingent consideration	13	—	—	13
Total	$154	$—	$141	$13

Redeemable noncontrolling interest	$76	$—	$—	$76

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

		Basis of Fair Value Measurements
December 31, 2018	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$53	$53	$—	$—
Cash surrender value of life insurance policies	34	—	34	—
Total	$87	$53	$34	$—

Liabilities:
Deferred compensation liabilities	$96	$—	$96	$—
Interest rate swaps	93	—	93	—
Contingent consideration	14	—	—	14
Total	$203	$—	$189	$14

Redeemable noncontrolling interest	$77	$—	$—	$77

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

In connection with previous business acquisitions, the Company has contingent consideration obligations that are to be paid based on the achievement of certain testing volume or revenue benchmarks. These contingent consideration liabilities are measured at fair value using an option-pricing method and are classified within Level 3 of the fair value hierarchy as the fair value is determined based on significant inputs that are not observable. Significant inputs include management’s estimate of volume or revenue and other market inputs including comparable company revenue volatility and a discount rate. A summary of the significant inputs is as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Business Acquisition	Fair Value of Contingent Consideration	Benchmark	Comparable Company Revenue Volatility	Discount rate	Maximum Contingent Consideration Payment

Certain assets of the clinical and anatomic pathology laboratory business of Shiel Holdings, LLC ("Shiel") in December 2017	$7	Volume	6.9%	4.5%	$15
Certain assets of the clinical laboratory services business of Boyce & Bynum in February 2019	$6	Volume	8.0%	7.2%	$25
ReproSource, Inc. in September 2018	$—	Revenue	8.5%	6.5%	$10

For further details regarding the Company's acquisitions, see Note 6 to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K and Note 5 to the interim unaudited consolidated financial statements.

The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2018	$14
Purchases, additions and issuances	6
Settlements	(1)
Total gains/losses included in earnings - realized/unrealized	(6)
Balance, June 30, 2019	$13

The $6 million net gain included in earnings associated with the change in the fair value of contingent consideration for the six months ended June 30, 2019 is reported in other operating income, net.

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of June 30, 2019, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of June 30, 2019 and December 31, 2018, the fair value of the Company’s debt was estimated at $4.2 billion and $4.0 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the six months ended June 30, 2019 and for the year ended December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Balance, beginning of period	$6,563	$6,335
Goodwill acquired during the period	42	228
Balance, end of period	$6,605	$6,563

Principally all of the Company’s goodwill as of June 30, 2019 and December 31, 2018 was associated with its DIS business.

For the six months ended June 30, 2019, goodwill acquired during the period was primarily associated with the acquisition of certain assets of the clinical laboratory services business of Boyce & Bynum (see Note 5). For the year ended December 31, 2018, goodwill acquired was principally associated with the acquisitions of the U.S. laboratory service business of Oxford Immunotec, Inc., Mobile Medical Examination Services, LLC., ReproSource, Inc. and the outreach laboratory service business of Cape Cod Healthcare, Inc. For details regarding the Company's 2018 acquisitions, see Note 6 to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K.

Intangible assets at June 30, 2019 and December 31, 2018 consisted of the following:

	Weighted Average Amortization Period (in years)	June 30, 2019			December 31, 2018
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	18	$1,367	$(517)	$850	$1,355	$(478)	$877
Non-compete agreements	9	3	(2)	1	3	(2)	1
Technology	17	104	(53)	51	104	(50)	54
Other	9	113	(79)	34	114	(75)	39
Total	17	1,587	(651)	936	1,576	(605)	971

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$1,823	$(651)	$1,172	$1,812	$(605)	$1,207

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2019 is as follows:

Year Ending December 31,
Remainder of 2019	$49
2020	97
2021	97
2022	91
2023	88
2024	86
Thereafter	428
Total	$936

8.    DEBT

Long-term debt (including finance lease obligations) as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018

Secured Receivables Credit Facility (3.39% at December 31, 2018)	$—	$160
2.70% Senior Notes due April 2019	—	300
4.75% Senior Notes due January 2020	504	507
2.50% Senior Notes due March 2020	300	300
4.70% Senior Notes due April 2021	555	557
4.25% Senior Notes due April 2024	308	299
3.50% Senior Notes due March 2025	589	562
3.45% Senior Notes due June 2026	487	469
4.20% Senior Notes due June 2029	499	—
6.95% Senior Notes due July 2037	175	175
5.75% Senior Notes due January 2040	244	244
4.70% Senior Notes due March 2045	300	300
Other	35	37
Debt issuance costs	(20)	(17)
Total long-term debt	3,976	3,893
Less: Current portion of long-term debt	807	464
Total long-term debt, net of current portion	$3,169	$3,429

2019 Senior Notes Offering

In March 2019, the Company completed a senior unsecured notes offering (the “2019 Senior Notes”), consisting of $500 million aggregate principal amount of 4.20% senior notes due June 2029, which were issued at an original issue discount of $1 million. The 2019 Senior Notes are unsecured obligations of the Company that rank equally with the Company's other senior unsecured obligations. The 2019 Senior Notes do not have a sinking fund requirement. The Company incurred $5 million of debt issuance costs associated with the 2019 Senior Notes, which is included as a reduction to the carrying amount of long-term debt and is being amortized over the term of the related debt.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The net proceeds from the 2019 Senior Notes were used to repay in full the outstanding indebtedness under the Company's Senior Notes due April 1, 2019, to repay outstanding indebtedness under the secured receivables credit facility and for general corporate purposes.

Secured Receivables Credit Facility

During the six months ended June 30, 2019, there were $985 million in cumulative borrowings under the secured receivables credit facility primarily associated with working capital requirements as well as the funding of the Company's 2019 business acquisition. During the six months ended June 30, 2019, there were $1,145 million in repayments under the secured receivables credit facility.

Maturities of Long-Term Debt

As of June 30, 2019, long-term debt matures as follows:

Year Ending December 31,
Remainder of 2019	$2
2020	803
2021	553
2022	3
2023	1
Thereafter	2,648

Total maturities of long-term debt	4,010
Unamortized discount	(9)
Debt issuance costs	(20)
Fair value basis adjustments attributable to hedged debt	(5)

Total long-term debt	3,976
Current portion of long-term debt	807

Total long-term debt, net of current portion	$3,169

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

Leases	Balance Sheet Classification	June 30, 2019
Assets
Operating	Operating lease right-of-use assets	$511
Finance	Property, plant and equipment, net (a)	37
Total lease assets		$548

Liabilities
Current:
Operating	Current portion of long-term operating lease liabilities	$146
Finance	Current portion of long-term debt	3
Non-current:
Operating	Long-term operating lease liabilities	413
Finance	Long-term debt	31
Total lease liabilities		$593

(a) Finance lease assets were recorded net of accumulated amortization of $25 million as of June 30, 2019.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Components of lease cost for the three and six months ended June 30, 2019 were as follows:

Lease cost	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease cost (a)	$73	$146
Finance lease cost:
Amortization of leased assets	2	4
Interest on lease liabilities	1	2
Net lease cost	$76	$152

(a) Includes short-term leases and variable lease costs (primarily maintenance fees and utilities related to real estate leases) of $29 million and $58 million for the three and six months ended June 30, 2019, respectively.

Rental expense for real estate, laboratory equipment and vehicles under operating leases amounted to $57 million and $112 million for the three and six months ended June 30, 2018, respectively.

The maturity of the Company's lease liabilities as of June 30, 2019 is as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
Remainder of 2019	$80	$3	$83
2020	147	6	153
2021	110	5	115
2022	85	5	90
2023	67	3	70
Thereafter	128	34	162
Total lease payments	617	56	673
Less: Interest (a)	58	22	80
Present value of lease liabilities	$559	$34	$593

(a) Primarily calculated using the Company's incremental borrowing rate.

Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect as of December 31, 2018 are as follows:

Year Ending December 31,
2019	$181
2020	143
2021	106
2022	79
2023	60
Thereafter	122
Minimum lease payments	$691

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Lease term and discount rate as of June 30, 2019 were as follows:

Lease term and discount rate
Weighted-average remaining lease term (years):
Operating leases	5
Finance leases	12

Weighted-average discount rate:
Operating leases	3.3%
Finance leases	8.6%

See Note 12 for cash flow information on cash paid for amounts included in the measurement of lease liabilities, leased assets obtained in exchange for new operating lease liabilities, and leased assets obtained in exchange for new finance lease liabilities for the three and six months ended June 30, 2019.

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

In February 2019, the Company entered into interest rate lock agreements with several financial institutions for a total notional amount of $250 million, which were accounted for as cash flow hedges. These agreements were entered into to hedge a portion of the Company's interest rate exposure associated with variability in future cash flows attributable to changes in the ten-year treasury rates related to the expected issuance of the 2019 Senior Notes. In connection with the issuance of the 2019 Senior Notes in March 2019, these agreements were settled, and the Company paid $1 million. These losses are deferred in stockholders' equity, net of taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over the term of the 2019 Senior Notes.

The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges was $8 million and $9 million as of June 30, 2019 and December 31, 2018, respectively. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $2 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. A summary of the notional amounts of these interest rate swaps as of June 30, 2019 and December 31, 2018 was as follows:

	Notional Amount
Debt Instrument	June 30, 2019	December 31, 2018

4.25% Senior Notes due April 2024	$250	$250
3.50% Senior Notes due March 2025	600	600
3.45% Senior Notes due June 2026	350	350
	$1,200	$1,200

The fixed-to-variable interest rate swap agreements in the table above have variable interest rates ranging from one-month LIBOR plus 2.2% to one-month LIBOR plus 3.0%.

As of June 30, 2019 and December 31, 2018, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	June 30, 2019	June 30, 2019	December 31, 2018	December 31, 2018
Long-term debt	$1,179	$(5)	$1,125	$(53)

(a) The balance includes $32 million and $40 million of remaining unamortized hedging adjustment on a discontinued relationship as of June 30, 2019 and December 31, 2018, respectively.

The following table presents the effect of fair value hedge accounting on the statement of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	Other income (expense), net	Other income (expense), net	Other income (expense), net	Other income (expense), net
Total for line item in which the effects of fair value hedges are recorded	$3	$1	$12	$(1)

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$(40)	$7	$(56)	$32
Derivatives designated as hedging instruments	$40	$(7)	$56	$(32)

A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows:

	June 30, 2019		December 31, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Interest rate swaps	Other liabilities	$37	Other liabilities	$93

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

For the three and six months ended June 30, 2019 and 2018, the tax effects related to the deferred losses on cash flow hedges were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

Dividend Program

During the first and second quarters of 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.53 per common share. During each of the first three quarters of 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.50 per common share. During the fourth quarter of 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.53 per common share.

Share Repurchase Program

As of June 30, 2019, $492 million remained available under the Company’s share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the six months ended June 30, 2019, the Company repurchased 1.1 million shares of its common stock for $100 million.

For the six months ended June 30, 2018, the Company repurchased 0.5 million shares of its common stock for $50 million.

Shares Reissued from Treasury Stock

For the six months ended June 30, 2019 and 2018, the Company reissued 1.2 million shares and 1.3 million shares, respectively, from treasury stock for shares issued under the Employee Stock Purchase Plan and stock option plans. For details regarding the Company's stock ownership and compensation plans, see Note 17 to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Redeemable Noncontrolling Interest

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. The Company records changes in the fair value of the noncontrolling interest immediately as they occur. As of June 30, 2019, the redeemable noncontrolling interest was presented at its fair value. For further information regarding the fair value of the redeemable noncontrolling interest, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

12.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

Supplemental cash flow and other data for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation expense	$56	$55	$116	$107
Amortization expense	25	22	49	44
Depreciation and amortization expense	$81	$77	$165	$151

Interest expense	$(46)	$(43)	$(91)	$(84)
Interest income	1	1	2	1
Interest expense, net	$(45)	$(42)	$(89)	$(83)

Interest paid	$63	$37	$91	$86
Income taxes paid	$80	$39	$83	$41

Assets acquired under capital leases	$—	$1	$—	$1
Accounts payable associated with capital expenditures	$15	$13	$15	$13
Dividends payable	$72	$69	$72	$69

Businesses acquired:
Fair value of assets acquired	$—	$35	$61	$183
Fair value of liabilities assumed	—	—	—	(1)
Fair value of net assets acquired	—	35	61	182
Merger consideration paid (payable), net	—	—	(5)	(12)
Cash paid for business acquisitions	—	35	56	170
Less: Cash acquired	—	—	—	5
Business acquisitions, net of cash acquired	$—	$35	$56	$165

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Leases:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45	$90
Operating cash flows from finance leases	$1	$2
Financing cash flows from finance leases	$1	$2
Leased assets obtained in exchange for new operating lease liabilities	$53	$78

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

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $71 million in letters of credit under the secured receivables credit facility were outstanding as of June 30, 2019. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

Legal Matters

AMCA Data Security Incident

On June 3, 2019, the Company reported that Retrieval-Masters Creditors Bureau, Inc./American Medical Collection Agency (“AMCA”), informed the Company and Optum360 LLC, which provides revenue management services to the Company, about a data security incident involving AMCA (the “AMCA Data Security Incident”). AMCA (which provided debt collection services for Optum360) informed the Company and Optum360 that AMCA had learned that an unauthorized user had access to AMCA’s system between August 1, 2018 and March 30, 2019. AMCA first informed the Company of the AMCA Data Security Incident on May 14, 2019. AMCA’s affected system included financial information (e.g., credit card numbers and bank account information), medical information and other personal information (e.g., social security numbers). Test results were not included. Neither Optum360’s nor the Company’s systems or databases were involved in the incident. AMCA has also informed us that information pertaining to other laboratories’ customers was also affected.

To date, approximately 31 class action lawsuits related to the AMCA Data Security Incident have been filed against the Company, most of which name other defendants, in federal courts in a number of districts. The cases are putative class actions in which the plaintiffs, who purport to represent various classes of consumers, assert a variety of common law and statutory claims in connection with the AMCA Data Security Incident. Motions to consolidate and transfer these cases to a single U.S. District Court are pending before the U.S. Judicial Panel on Multidistrict Litigation.

In addition, certain federal and state governmental authorities are investigating, or otherwise seeking information and/or documents from the Company related to the AMCA Data Security Incident and related matters, including Attorneys General offices from numerous states and the District of Columbia and certain U.S. senators.

The Company has insurance coverage rights in place for certain potential costs and liabilities related to the AMCA Data Security Incident; this insurance coverage is limited in amount and subject to a deductible. While management believes it is reasonably possible that the Company may incur losses associated with these proceedings and investigations, it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements, fines, penalties, or other resolution of these proceedings and investigations based on the stage of these proceedings and investigations, the absence of specific allegations as to alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and/or the lack of resolution of significant factual and legal issues.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Other Legal Matters

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas.  As of June 30, 2019, the Company does not believe that material losses related to legal matters are probable.

Reserves for legal matters totaled $1 million as of both June 30, 2019 and December 31, 2018.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $129 million and $125 million as of June 30, 2019 and December 31, 2018, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures.

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

As of June 30, 2019, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

The following table is a summary of segment information for the three and six months ended June 30, 2019 and 2018. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the consolidated financial statements contained in the Company’s 2018 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues:
DIS business	$1,872	$1,835	$3,684	$3,638
All other operating segments	81	84	160	165
Total net revenues	$1,953	$1,919	$3,844	$3,803

Operating earnings (loss):
DIS business	$338	$341	$618	$649
All other operating segments	12	11	21	22
General corporate activities	(43)	(47)	(84)	(94)
Total operating income	307	305	555	577
Non-operating expenses, net	(42)	(41)	(77)	(84)
Income from continuing operations before income taxes and equity in earnings of equity method investees	265	264	478	493
Income tax expense	(63)	(42)	(113)	(94)
Equity in earnings of equity method investees, net of taxes	17	11	30	23
Income from continuing operations	219	233	395	422
Income from discontinued operations, net of taxes	20	—	20	—
Net income	239	233	415	422
Less: Net income attributable to noncontrolling interests	13	14	25	26
Net income attributable to Quest Diagnostics	$226	$219	$390	$396

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

15.    RELATED PARTIES

The Company's equity method investees primarily consist of its clinical trials central laboratory services joint venture and its diagnostic information services joint ventures, which are accounted for under the equity method of accounting. During both the three months ended June 30, 2019 and 2018, the Company recognized net revenues of $9 million associated with diagnostic information services provided to its equity method investees. During both the six months ended June 30, 2019 and 2018, the Company recognized net revenues of $18 million associated with such services. As of June 30, 2019 and December 31, 2018, there was $4 million and $3 million, respectively, of accounts receivable from equity method investees related to such services. During the three and six months ended June 30, 2019, the Company recognized net revenues of $2 million and $5 million, respectively, associated with diagnostic information services provided to a noncontrolling interest partner in a joint venture. As of June 30, 2019, there was $2 million of accounts receivable from the noncontrolling interest partner related to such services.

During both the three months ended June 30, 2019 and 2018, the Company recognized income of $4 million associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. During both the six months ended June 30, 2019 and 2018, the Company recognized income of $8 million associated with the performance of such services classified within selling, general and administrative expenses. As of both June 30, 2019 and December 31, 2018, there was $3 million of other receivables from equity method investees included in prepaid expenses and other current assets related to these service agreements and other transition related items. In addition, accounts payable and accrued expenses as of both June 30, 2019 and December 31, 2018 included $1 million due to equity method investees.

16.    REVENUE RECOGITION

DIS

Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three and six months ended June 30, 2019 and 2018 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues upon completion of the testing process, when results are reported, or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups, by applying the portfolio approach, in exchange for providing services. These estimates include the impact of contractual allowances, including payer denials and price concessions. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers, client payers and patients.

DS

The Company’s DS businesses primarily satisfy their performance obligations and recognize revenues when delivery has occurred or services have been rendered.

The approximate percentage of net revenue by type of customer was as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Healthcare insurers:
Fee-for-service	32%	32%	33%	32%
Capitated	3	4	3	4
Total healthcare insurers	35	36	36	36
Government payers	15	16	15	16
Client payers	32	31	32	31
Patients	14	13	13	13
Total DIS	96	96	96	96
DS	4	4	4	4
Net revenues	100%	100%	100%	100%

17.    TAXES ON INCOME

For the three months ended June 30, 2019 and 2018, the effective income tax rate was 23.6% and 16.2%, respectively. The effective income tax rate for both the three months ended June 30, 2019 and 2018 benefited from $5 million of excess tax benefit associated with stock-based compensation arrangements. In addition, during the three months ended June 30, 2018 the Company recognized a $15 million income tax benefit associated with a change in a tax return accounting method that enabled the Company to accelerate the deduction of certain expenses on its 2017 tax return at the federal corporate statutory tax rate in effect during 2017.

For the six months ended June 30, 2019 and 2018, the effective income tax rate was 23.6% and 19.1%, respectively. The effective income tax rate for the six months ended June 30, 2019 and 2018 benefited from $8 million and $13 million, respectively, of excess tax benefit associated with stock-based compensation arrangements. In addition, during the six months ended June 30, 2018 the Company recognized a $15 million income tax benefit associated with a change in a tax return accounting method that enabled the Company to accelerate the deduction of certain expenses on its 2017 tax return at the federal corporate statutory tax rate in effect during 2017.

18.    DISCONTINUED OPERATIONS

During the third quarter of 2006, the Company completed the wind down of Nichols Institute Diagnostics ("NID"), a test kit manufacturing subsidiary, which was reported as a discontinued operation for the three and six months ended June 30, 2019 and 2018. Discontinued operations, net of taxes, for the three and six months ended June 30, 2019 includes discrete tax benefits of $20 million associated with the favorable resolution of certain tax contingencies related to NID. In addition, net cash provided by operating activities in the consolidated statement of cash flows for the six months ended June 30, 2019 included a $28 million refund from the taxing authorities related to discontinued operations.

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

Second Quarter Highlights

•	Our total net revenues of $1.95 billion were up 1.8% from the prior year period.

•	In DIS:

◦
Revenues of $1.87 billion increased by 2.0% compared to the prior year period, driven by organic volume growth (growth excluding the impact of acquisitions) and the impact of recent acquisitions, partially offset by a decline in revenue per requisition.

◦	Volume, measured by the number of requisitions, increased by 4.4% compared to the prior year period, with organic growth and acquisitions contributing approximately 2.9% and 1.5%, respectively.

◦	Revenue per requisition decreased by 2.3% compared to the prior year period.

•	DS revenues of $81 million decreased by 3.4% compared to the prior year period.

•
Income from continuing operations attributable to Quest Diagnostics' stockholders was $206 million, or $1.51 per diluted share, in 2019, compared to $219 million, or $1.57 per diluted share, in the prior year period.

•
For the six months ended June 30, 2019, net cash provided by operating activities was $596 million in 2019, compared to $503 million in the prior year period. The $93 million increase in net cash provided by operating activities was primarily a result of timing of movements in our working capital accounts; lower performance-based compensation payments in 2019 compared to 2018; and a $28 million refund from the taxing authorities associated with the favorable resolution of certain tax contingencies associated with a discontinued operation; partially offset by a $42 million increase in income tax payments; and lower operating income in 2019 compared to 2018.

In March 2019, we completed a senior notes offering (the “2019 Senior Notes”), consisting of $500 million aggregate principal amount of 4.20% senior notes due June 2029, which were issued at an original issue discount of $1 million. The net proceeds from the 2019 Senior Notes were used to repay in full the outstanding indebtedness under the Company's Senior Notes due April 1, 2019, to repay outstanding indebtedness under the secured receivables credit facility and for general corporate purposes. For further details regarding our debt, see Note 8 to the interim unaudited consolidated financial statements.

On June 3, 2019, the Company reported that Retrieval-Masters Creditors Bureau, Inc./American Medical Collection Agency (“AMCA”), informed the Company and Optum360 LLC, which provides revenue management services to the Company, about a data security incident involving AMCA (the “AMCA Data Security Incident”). AMCA (which provided debt collection services for Optum360) informed the Company and Optum360 that AMCA had learned that an unauthorized user had access to AMCA’s system between August 1, 2018 and March 30, 2019. AMCA first informed the Company of the AMCA Data Security Incident on May 14, 2019. AMCA’s affected system included financial information (e.g., credit card numbers and bank account information), medical information and other personal information (e.g., social security numbers). Test results were not included. Neither Optum360’s nor the Company’s systems or databases were involved in the incident. AMCA has also informed us that information pertaining to other laboratories’ customers was also affected. While the impact of this incident to the Company's results of operations and cash flows was not material for the three months ended June 30, 2019, our future financial results may be negatively impacted by costs associated with the incident and disruption of our accounts receivable collection processes.

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

For the six months ended June 30, 2019, we incurred $36 million of pre-tax charges under our Invigorate program primarily consisting of systems conversion and integration costs, all of which result in cash expenditures. Additional restructuring charges may be incurred in future periods as we identify additional opportunities to achieve further cost savings.

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

Results of Operations

The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$1,872	$1,835	$37	2.0%	$3,684	$3,638	$46	1.3%
DS businesses	81	84	(3)	(3.4)	160	165	(5)	(3.1)
Total net revenues	$1,953	$1,919	$34	1.8%	$3,844	$3,803	$41	1.1%

Operating costs and expenses and other operating income:
Cost of services	$1,265	$1,243	$22	1.8%	$2,509	$2,469	$40	1.6%
Selling, general and administrative	362	351	11	3.4	746	714	32	4.6
Amortization of intangible assets	25	22	3	10.9	49	44	5	11.8
Other operating income, net	(6)	(2)	(4)	NM	(15)	(1)	(14)	NM
Total operating costs and expenses, net	$1,646	$1,614	$32	2.0%	$3,289	$3,226	$63	2.0%

Operating income	$307	$305	$2	0.4%	$555	$577	$(22)	(3.9)%

Other income (expense):
Interest expense, net	$(45)	$(42)	$(3)	8.0%	$(89)	$(83)	$(6)	8.0%
Other income (expense), net	3	1	2	NM	12	(1)	13	NM
Total non-operating expenses, net	$(42)	$(41)	$(1)	3.2%	$(77)	$(84)	$7	(7.8)%

Income tax expense	$(63)	$(42)	$(21)	45.4%	$(113)	$(94)	$(19)	19.5%
Effective income tax rate	23.6%	16.2%	7.4%	NM	23.6%	19.1%	4.5%	NM

Equity in earnings of equity method investees, net of taxes	$17	$11	$6	48.0%	$30	$23	$7	30.4%

Amounts attributable to Quest Diagnostics’ common stockholders:
Income from continuing operations	$206	$219	$(13)	(5.8)%	$370	$396	$(26)	(6.5)%
Income from discontinued operations, net of taxes	$20	$—	$20	NM	$20	$—	$20	NM

Diluted earnings per common share from continuing operations attributable to Quest Diagnostics' common stockholders	$1.51	$1.57	$(0.06)	(3.9)%	$2.71	$2.84	$(0.13)	(4.6)%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues:
DIS business	95.9%	95.6%	95.8%	95.7%
DS businesses	4.1	4.4	4.2	4.3
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	64.8%	64.8%	65.3%	64.9%
Selling, general and administrative	18.6	18.3	19.4	18.8
Amortization of intangible assets	1.3	1.1	1.3	1.2
Other operating income, net	(0.4)	(0.1)	(0.4)	(0.1)
Total operating costs and expenses, net	84.3%	84.1%	85.6%	84.8%

Operating income	15.7%	15.9%	14.4%	15.2%

Operating Results

Results for the three months ended June 30, 2019 were affected by certain items that on a net basis reduced diluted earnings per share by $0.22 as follows:

•	pre-tax amortization expense of $30 million ($25 million in amortization of intangible assets and $5 million in equity in earnings of equity method investees, net of taxes) or $0.16 per diluted share;

•
pre-tax charges of $26 million ($11 million in cost of services and $15 million in selling, general and administrative expenses), or $0.14 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business;

•
a net pre-tax gain of $6 million in other operating income, net, or $0.04 per diluted share, primarily due to a gain associated with the decrease in the fair value of the contingent consideration accrual associated with our ReproSource, Inc. acquisition, and

•	excess tax benefit associated with stock-based compensation arrangements of $5 million, or $0.04 per diluted share, recorded in income tax expense.

Results for the six months ended June 30, 2019 were affected by certain items that on a net basis reduced diluted earnings per share by $0.42 as follows:

•
pre-tax amortization expense of $59 million ($49 million in amortization of intangible assets and $10 million in equity in earnings of equity method investees, net of taxes) or $0.32 per diluted share;

•
pre-tax charges of $48 million ($22 million in cost of services and $26 million in selling, general and administrative expenses), or $0.26 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business;

•
a net pre-tax gain of $14 million (a $15 million gain in other operating income, net offset by a $1 million charge in selling, general and administrative expenses), or $0.10 per diluted share, primarily due to a gain associated with an insurance claim for hurricane related losses and a gain associated with the decrease in the fair value of the contingent consideration accrual associated with our ReproSource, Inc. acquisition partially offset by non-cash asset impairment charges, and

•	excess tax benefit associated with stock-based compensation arrangements of $8 million, or $0.06 per diluted share, recorded in income tax expense.

Results for the three months ended June 30, 2018 were affected by certain items that on a net basis reduced diluted earnings per share by $0.18 as follows:

•
pre-tax amortization expense of $26 million ($22 million in amortization of intangible assets and $4 million in equity in earnings of equity method investees, net of taxes), or $0.14 per diluted share;

•
pre-tax charges of $25 million ($14 million in cost of services and $11 million in selling, general and administrative expenses), or $0.13 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business;

•
net pre-tax expense of $10 million ($11 million in cost of services offset by a $1 million benefit in other operating income, net), or $0.05 per diluted share, primarily associated with costs incurred related to certain legal matters partially offset by a gain associated with an insurance claim for hurricane related losses;

•
an income tax benefit of $15 million, or $0.10 per diluted share, associated with a change in a tax return accounting method that enabled us to accelerate the deduction of certain expenses on our 2017 tax return at the federal corporate statutory tax rate in effect during 2017; and

•	excess tax benefit associated with stock-based compensation arrangements of $5 million, or $0.04 per diluted share, recorded in income tax expense.

Results for the six months ended June 30, 2018 were affected by certain items that on a net basis reduced diluted earnings per share by $0.43 as follows:

•
pre-tax charges of $56 million ($26 million in cost of services, $29 million in selling, general and administrative expenses, and $1 million in other operating income, net), or $0.30 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business;

•
pre-tax amortization expense of $52 million ($44 million in amortization of intangible assets and $8 million in equity in earnings of equity method investees, net of taxes), or $0.28 per diluted share;

•
net pre-tax expense of $10 million ($11 million in cost of services offset by a $1 million benefit in other operating income, net), or $0.05 per diluted share, primarily associated with costs incurred related to certain legal matters partially offset by a gain associated with an insurance claim for hurricane related losses;

•
an income tax benefit of $15 million, or $0.10 per diluted share, associated with a change in a tax return accounting method that enabled us to accelerate the deduction of certain expenses on our 2017 tax return at the federal corporate statutory tax rate in effect during 2017; and

•	excess tax benefit associated with stock-based compensation arrangements of $13 million, or $0.10 per diluted share, recorded in income tax expense.

Net Revenues

Net revenues for the three months ended June 30, 2019 increased by 1.8% compared to the prior year period.

DIS revenues for the three months ended June 30, 2019 increased by 2.0% compared to the prior year period driven by organic volume growth (growth excluding the impact of acquisitions), and the impact of recent acquisitions, partially offset by a decline in revenue per requisition.

•	Acquisitions contributed approximately 2.0% to DIS revenue growth with organic revenue growth flat.

•
DIS volume increased by 4.4%, with organic growth and acquisitions contributing approximately 2.9% and 1.5%, respectively, to DIS volume growth. Organic volume growth benefited from expanded in-network access primarily as a result of becoming a participating provider to UnitedHealthcare and Horizon Blue Cross Blue Shield of New Jersey.

•
Revenue per requisition decreased by 2.3% compared to the prior year period primarily due to reimbursement pressure, including unit price reductions associated with the Protecting Access to Medicare Act ("PAMA") and all other sources, of approximately 2.3%; increased denials; and higher patient concessions; partially offset by favorable test mix, driven in part by acquisitions.

Net revenues for the six months ended June 30, 2019 increased by 1.1% compared to the prior year period.

DIS revenues for the six months ended June 30, 2019 increased by 1.3% compared to the prior year period driven by organic volume growth (growth excluding the impact of acquisitions), and the impact of recent acquisitions, partially offset by a decline in revenue per requisition.

•	Acquisitions contributed approximately 1.9% to DIS revenue growth with organic revenue down 0.6%.

•
DIS volume increased by 4.0%, with organic growth and acquisitions contributing approximately 2.6% and 1.4%, respectively, to DIS volume growth. Organic volume growth benefited from expanded in-network access primarily as a result of becoming a participating provider to UnitedHealthcare and Horizon Blue Cross Blue Shield of New Jersey. In addition, there was one less business day compared to the prior year period, which we estimate negatively affected the year-over-year comparison by 0.7%, partially offset by the impact of weather in the prior year period which we estimate favorably affected the comparison by 0.3%.

•
Revenue per requisition decreased by 2.6% compared to the prior year period primarily due to reimbursement pressure, including unit price reductions associated with PAMA and all other sources, of approximately 2.4%; increased denials; and higher patient concessions; partially offset by favorable test mix, driven in part by acquisitions.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

For the three months ended June 30, 2019, cost of services increased by $22 million compared to the prior year period. The increase was primarily driven by additional operating costs associated with our acquisitions and incremental operating expenses associated with organic volume growth. These increases were partially offset by a decrease in costs associated with legal matters; incremental expense incurred in the prior year period associated with reinvestments in the business with savings from tax reform; and productivity gains, including our ability to leverage our fixed cost structure to support the increase in volume, as well as other cost reduction initiatives primarily under our Invigorate program.

For the six months ended June 30, 2019, cost of services increased by $40 million compared to the prior year period. The increase was primarily driven by additional operating costs associated with our acquisitions; incremental operating expenses associated with organic volume growth; and higher depreciation expense associated with increased capital expenditures. These increases were partially offset by a decrease in costs associated with legal matters; incremental expense incurred in the prior year period associated with reinvestments in the business with savings from tax reform; and productivity gains, including our ability to leverage our fixed cost structure to support the increase in volume, as well as other cost reduction initiatives primarily under our Invigorate program.

Selling, General and Administrative Expenses ("SG&A")

SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense and general management and administrative support as well as administrative facility costs.

SG&A increased by $11 million for the three months ended June 30, 2019, compared to the prior year period, primarily driven by additional operating costs associated with our acquisitions; and incremental operating expenses associated with organic volume growth; partially offset by a decrease in payroll-related expenses associated with a change in our policy for employee compensated absences; and our ability to leverage our fixed cost structure to support the increase in volume, as well as other cost reduction initiatives under our Invigorate program.

SG&A increased by $32 million for the six months ended June 30, 2019, compared to the prior year period, primarily driven by additional operating costs associated with our acquisitions; higher costs associated with an increase in the value of our deferred compensation obligations; and incremental operating expenses associated with organic volume growth. These increases were partially offset by lower restructuring costs associated with workforce reductions and our ability to leverage our fixed cost structure to support the increase in volume, as well as other cost reduction initiatives primarily under our Invigorate program.

The increase in the value of our deferred compensation obligations is largely offset by gains due to the increase in the value of the associated investments, which are recorded in other income (expense), net. For further details regarding the Company's deferred compensation plans, see Note 17 to the consolidated financial statements in our 2018 Annual Report on Form 10-K.

Amortization Expense

Amortization expense increased by $3 million for the three months ended June 30, 2019, compared to the prior year period as a result of recent acquisitions.

Amortization expense increased by $5 million for the six months ended June 30, 2019, compared to the prior year period as a result of recent acquisitions.

Other Operating Income, Net

Other operating income, net includes miscellaneous income and expense items and other charges related to operating activities.

For the three months ended June 30, 2019, other operating income, net primarily represents a gain associated with the decrease in the fair value of the contingent consideration accrual associated with our ReproSource, Inc. acquisition.

For the six months ended June 30, 2019, other operating income, net includes a $12 million gain associated with an insurance claim for hurricane related losses and a gain associated with the decrease in the fair value of the contingent consideration accrual associated with our ReproSource, Inc. acquisition partially offset by non-cash asset impairment charges of $2 million.

Interest Expense, Net

Interest expense, net increased for both the three and six months ended June 30, 2019 compared to the prior year period, primarily driven by higher interest rates associated with our indebtedness combined with higher average outstanding indebtedness.

Other Income (Expense), Net

Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

Other income (expense), net for the six months ended June 30, 2019 increased by $13 million compared to the prior year period due to gains associated with investments in our deferred compensation plans.

Income Tax Expense

Income tax expense for the three months ended June 30, 2019 and 2018 was $63 million and $42 million, respectively. The increase in income tax expense was primarily driven by a $15 million income tax benefit recognized in the prior year period associated with a change in a tax return accounting method that enabled us to accelerate the deduction of certain expenses on our 2017 tax return at the federal corporate statutory tax rate in effect during 2017. During both the three months ended June 30, 2019 and 2018, we recognized $5 million of excess tax benefit associated with stock-based compensation arrangements.

Income tax expense for the six months ended June 30, 2019 and 2018 was $113 million and $94 million, respectively. The increase in income tax expense was primarily driven by a $15 million income tax benefit recognized in the prior year period associated with a change in a tax return accounting method that enabled us to accelerate the deduction of certain expenses on our 2017 tax return at the federal corporate statutory tax rate in effect during 2017, and a decrease in excess tax benefit associated with stock-based compensation arrangements. During the six months ended June 30, 2019 and 2018, we recognized $8 million and $13 million, respectively, of excess tax benefit associated with stock-based compensation arrangements.

Equity in Earnings of Equity Method Investees, Net of Taxes

Equity in earnings of equity method investees, net of taxes increased for the three months ended June 30, 2019 by $6 million compared to the prior year period primarily associated with our investment in the Q2 Solutions joint venture.

Equity in earnings of equity method investees, net of taxes increased for the six months ended June 30, 2019 by $7 million compared to the prior year period primarily associated with our investment in the Q2 Solutions joint venture.

Discontinued Operations

During the third quarter of 2006, we completed the wind down of Nichols Institute Diagnostics ("NID"), a test kit manufacturing subsidiary, which has been classified as discontinued operations for all periods presented. Discontinued operations, net of taxes, for the three and six months ended June 30, 2019 includes discrete tax benefits of $20 million associated with the favorable resolution of certain tax contingencies related to NID.

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

As of June 30, 2019 and December 31, 2018, the fair value of our debt was estimated at approximately $4.2 billion and $4.0 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of June 30, 2019 and December 31, 2018, the estimated fair value exceeded the carrying value of the debt by $251 million and $85 million, respectively. A hypothetical 10% increase in interest rates (representing 30 basis points as of June 30, 2019 and 39 basis points as of December 31, 2018) would potentially reduce the estimated fair value of our debt by approximately $87 million and $88 million as of June 30, 2019 and December 31, 2018, respectively.

Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either a rate that is intended to approximate commercial paper rates for highly rated issuers, or LIBOR, plus a spread. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. As of June 30, 2019, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly rated issuers, or LIBOR, plus a spread of 0.70% to 0.725%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. As of June 30, 2019, there were no borrowings outstanding under either our $600 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility.

The notional amount of fixed-to-variable interest rate swaps outstanding as of both June 30, 2019 and December 31, 2018 was $1.2 billion. The aggregate fair value of the fixed-to-variable interest rate swaps was $37 million, in a liability position, as of June 30, 2019.

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

Based on our net exposure to interest rate changes, a hypothetical 10% change to the variable rate component of our variable rate indebtedness (representing 25 basis points) would potentially change annual interest expense by $3 million. A hypothetical 10% change in the forward one-month LIBOR curve (representing a 17 basis point change in the weighted average yield) would potentially change the fair value of our derivative liabilities by $12 million.

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

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values are measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes; we regularly evaluate these equity investments to determine if there are any indicators that the investment is impaired. The carrying value of our equity investments that do not have readily determinable fair values was $25 million as of June 30, 2019.

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

Liquidity and Capital Resources

	Six Months Ended June 30,		Change
	2019	2018
	(dollars in millions)
Net cash provided by operating activities	$596	$503	$93
Net cash used in investing activities	(202)	(330)	128
Net cash used in financing activities	(256)	(178)	(78)
Net change in cash and cash equivalents and restricted cash	$138	$(5)	$143

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash and cash equivalents as of June 30, 2019 totaled $273 million, compared to $135 million as of December 31, 2018.

As of June 30, 2019, approximately 12% of our $273 million of consolidated cash and cash equivalents were held outside of the United States. Our current liquidity position does not require repatriation of these funds in order to fund operations in the United States. However, as a result of changes introduced by the Tax Cuts and Jobs Act, we may repatriate back to the United States the portion of these foreign funds not expected to be used to maintain or expand operations (including through acquisitions) outside of the United States.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2019 and 2018 was $596 million and $503 million, respectively. The $93 million increase in net cash provided by operating activities was primarily a result of:

•	timing of movements in our working capital accounts;

•	lower performance-based compensation payments in 2019 compared to 2018; and

•	a $28 million refund from the taxing authorities associated with the favorable resolution of certain tax contingencies related to a discontinued operation; partially offset by

•	a $42 million increase in income tax payments, and

•	lower operating income in 2019 compared to 2018.

Days sales outstanding, a measure of billing and collection efficiency, was 51 days as of June 30, 2019, 54 days as of December 31, 2018 and 50 days as of June 30, 2018.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was $202 million and $330 million, respectively. This $128 million decrease in cash used in investing activities was primarily a result of:

•	a $109 million decrease in net cash paid for business acquisitions; and

•	a $19 million decrease in capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2019 and 2018 was $256 million and $178 million, respectively. This $78 million increase in cash used in financing activities was primarily a result of:

•	a $76 million decrease in bank overdrafts, which are generally settled in cash the following business day;

•	a $53 million increase in purchases of treasury stock; and

•	a $14 million increase in dividends paid; partially offset by

•	$36 million of net borrowings (proceeds from borrowing less repayments of debt) in 2019, compared to $33 million of net debt repayments in 2018.

During the six months ended June 30, 2019, we completed the issuance of the 2019 Senior Notes and repaid in full our $300 million Senior Notes due April 1, 2019 at maturity. In addition, there were $985 million in cumulative borrowings under the secured receivables credit facility primarily associated with working capital requirements as well as the funding of our 2019 acquisition and $1,145 million in repayments under our secured receivables credit facility. During the six months ended June 30, 2019, there were no borrowings under our senior unsecured revolving credit facility.

During the six months ended June 30, 2018, there were $1,520 million in cumulative borrowings under the secured receivable credit facility primarily associated with working capital requirements as well as the funding of the acquisitions of Mobile Medical Examination Services, LLC in February 2018 and the outreach laboratory service business of Cape Cod Healthcare, Inc. in June 2018. During the six months ended June 30, 2018, there were $1,550 million in repayments under our secured receivables credit facility. During the six months ended June 30, 2018, there were no borrowings under our senior unsecured revolving credit facility.

Dividend Program

During the first and second quarters of 2019, our Board of Directors declared a quarterly cash dividend of $0.53 per common share. During each of the first three quarters of 2018, our Board of Directors declared a quarterly cash dividend of $0.50 per common share. During the fourth quarter of 2018, our Board of Directors declared a quarterly cash dividend of $0.53 per common share.

Share Repurchase Program

As of June 30, 2019, $492 million remained available under our share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the six months ended June 30, 2019, we repurchased 1.1 million shares of our common stock for $100 million.

For the six months ended June 30, 2018, we repurchased 0.5 million shares of our common stock for $50 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of June 30, 2019:

	Payments due by period
Contractual Obligations	Total	Remainder of 2019	1-3 years	4-5 years	After 5 years
	(dollars in millions)
Outstanding debt	$3,976	$—	$1,350	$—	$2,626
Finance lease obligations	34	2	6	4	22
Interest payments on outstanding debt	1,605	93	313	258	941
Operating leases	744	111	307	179	147
Purchase obligations	1,700	150	561	443	546
Merger consideration obligations	13	13	—	—	—
Total contractual obligations	$8,072	$369	$2,537	$884	$4,282

A description of the terms of our indebtedness and related debt service requirements and future payments of our outstanding debt is contained in Note 8 to the interim unaudited consolidated financial statements and Note 14 to the consolidated financial statements in our 2018 Annual Report on Form 10-K.

Interest payments on our outstanding debt includes interest associated with finance lease obligations and has been calculated after giving effect to our interest rate swap agreements, using the interest rates as of June 30, 2019 applied to the June 30, 2019 balances, which are assumed to remain outstanding through their maturity dates.

Operating lease obligations include variable charges (primarily maintenance fees and utilities associated with our real estate leases) in effect as of June 30, 2019. A discussion and analysis regarding our operating lease obligations is contained in Note 9 to the interim unaudited consolidated financial statements.

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

As of June 30, 2019, our total liabilities associated with unrecognized tax benefits were approximately $74 million, which were excluded from the table above. We expect that these liabilities may decrease by less than $10 million within the next twelve months, primarily as a result of payments, settlements, expiration of statutes of limitations and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 9 to the consolidated financial statements in our 2018 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass"), we granted UMass the right to require us to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of June 30, 2019, the fair value of the redeemable noncontrolling interest on the interim unaudited consolidated balance sheet was $76 million, which was excluded from the table above. Since the redemption of the noncontrolling interest is outside of our control, we cannot make a reasonably reliable estimate of the timing of the future payment, if any, of the redeemable noncontrolling interest. For further details regarding the redeemable noncontrolling interest, see Note 11 to the interim unaudited consolidated financial statements and Note 16 to the consolidated financial statements in our 2018 Annual Report on Form 10-K.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of June 30, 2019, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

Equity Method Investees

Our equity method investees primarily consist of our clinical trials central laboratory services joint venture and our diagnostic information services joint ventures, which are accounted for under the equity method of accounting. Our investment in equity method investees is less than 5% of our consolidated total assets. Our proportionate share of income before income taxes associated with our equity method investees is less than 10% of our consolidated income from continuing operations before income taxes and equity in earnings of equity method investees. We have no material unconditional obligations or guarantees to, or in support of, our equity method investees and their operations.

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

As of June 30, 2019, $1.3 billion of borrowing capacity was available under our existing credit facilities consisting of $529 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. The secured receivables credit facility includes a $250 million loan commitment which matures October 2019, and a $250 million loan commitment and a $100 million letter of credit facility which mature October 2020. The senior unsecured revolving credit facility matures in March 2023. For further details regarding the credit facilities, see Note 14 to the consolidated financial statements in our 2018 Annual Report on Form 10-K and Note 8 to the interim unaudited consolidated financial statements.

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

During the second quarter of 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 13 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 1A. Risk Factors

The IT systems that we rely on may be subject to unauthorized tampering, cyberattack or other security breach.

Our IT systems are also subject to potential cyberattacks or other security breaches. These attacks, if successful, could result in shutdowns or significant disruptions of our IT systems and/or in unauthorized persons misappropriating intellectual property and other confidential information, including patient data that we obtain, transmit and store on and through our IT systems.

External actors may develop and deploy viruses and other malicious software programs, including those that target our employees, designed to attack our IT systems or otherwise exploit security vulnerabilities, such as electronic spamming, phishing, spear phishing or similar tactics. As a result of the difficulty in detecting many of these attacks, intrusions and breaches, failures or losses may be repeated or compounded before they are discovered or rectified, which could further increase these costs and consequences. In December 2016, we reported that an internet application on our IT network had been the target of an external cyberattack, resulting in the theft of certain patient data. The accessed data did not include Social Security numbers, credit card information, or insurance and other financial information, and there is no indication that patient data has been misused in any way. When the intrusion was discovered, we immediately took steps to stop any further unauthorized activity.

From time to time, our IT systems have experienced other attacks, viruses, attempted intrusions or similar problems, but each was mitigated. None materially disrupted, interrupted, damaged or shutdown the company's IT systems, materially disrupted the Company's performance of its business or, to the Company's knowledge, resulted in material unauthorized access to data.

In addition, certain third parties to whom we outsource certain of our services or functions, or with whom we interface, store our confidential, patient data or other confidential information, as well as those third parties’ providers, are also subject to the risks outlined above. A breach or attack affecting these third parties could also harm our business, results of operations and reputation and subject us to liability.

On June 3, 2019, the Company reported that Retrieval-Masters Creditors Bureau, Inc./American Medical Collection Agency (“AMCA”), informed the Company and Optum360 LLC, which provides revenue management services to the Company, about a data security incident involving AMCA (the “AMCA Data Security Incident”). AMCA (which provided debt collection services for Optum360) informed the Company and Optum360 that AMCA had learned that an unauthorized user had access to AMCA’s system between August 1, 2018 and March 30, 2019. AMCA first informed the Company of the AMCA Data Security Incident on May 14, 2019. AMCA’s affected system included financial information (e.g., credit card numbers and bank account information), medical information and other personal information (e.g., social security numbers). Test results were not included. Neither Optum360’s nor the Company’s systems or databases were involved in the incident. AMCA has also informed us that information pertaining to other laboratories’ customers was also affected.

Although the Company has robust security measures implemented, which are monitored and routinely tested both by internal resources and external parties, cyber threats against us or our third party providers continue to evolve and are often not recognized until such attacks are launched against a potential target. There can be no assurance that the Company or its third-party providers can anticipate all such evolving future attacks, viruses or intrusions, implement adequate preventative measures, nor remediate any security vulnerabilities. Such breaches could expose our or our third party providers’ IT systems to attack, which could result in major disruption of our business, and compromise our customer’s confidential information, result in litigation and potential liability for the Company, government investigation, significant damage to our reputation or otherwise adversely affect our business. Any mitigation or remediation efforts that we undertake may require expenditures of significant resources and the diversion of the attention of management.

We have taken, and continue to take, precautionary measures to reduce the risk of, and detect and respond to, future cyber threats, and prevent or minimize vulnerabilities in our IT systems, including the loss or theft of intellectual property, patient data or other confidential information that we obtain and store on our systems. We also have taken, and will continue to take, measures to assess the cybersecurity protections used by our third-party providers. In addition, we collaborate with government agencies regarding potential cyber threats and have worked with a leading cyber security firm to evaluate and strengthen our systems. There can be no assurances that our precautionary measures or measures used by our third-party providers will prevent, contain or successfully defend against cyber or information security threats that could have a significant impact on our business, results of operations and reputation and subject us to liability.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the second quarter of 2019.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2019 – April 30, 2019
Share Repurchase Program (A)	91,928	$95.18	91,928	$533,379
Employee Transactions (B)	512	$89.03	N/A	N/A
May 1, 2019 – May 31, 2019
Share Repurchase Program (A)	232,501	$97.66	232,501	$510,673
Employee Transactions (B)	2,406	$96.94	N/A	N/A
June 1, 2019 – June 30, 2019
Share Repurchase Program (A)	185,610	$99.91	185,610	$492,129
Employee Transactions (B)	—	$—	N/A	N/A
Total
Share Repurchase Program (A)	510,039	$98.03	510,039	$492,129
Employee Transactions (B)	2,918	$95.55	N/A	N/A

(A)
Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $8 billion of share repurchases of our common stock through June 30, 2019. The share repurchase authorization has no set expiration or termination date.

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

Item 6.	Exhibits

Exhibits:

10.1	Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan

10.2	Assignment And Amendment No. 1 To Aircraft Time Sharing Agreement

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	dgx-20190630.xsd

101.CAL	dgx-20190630_cal.xml

101.DEF	dgx-20190630_def.xml

101.LAB	dgx-20190630_lab.xml

101.PRE	dgx-20190630_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
July 24, 2019
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
Chairman, Chief Executive Officer
and President

By	/s/ Mark J. Guinan
Mark J. Guinan
Executive Vice President and
Chief Financial Officer