Form 10-Q
period 2019-09-30
QUEST DIAGNOSTICS INC
filed 2019-10-23
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 16, 2019, there were outstanding 134,697,086 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$1,956	$1,889	$5,800	$5,692

Operating costs and expenses and other operating income:
Cost of services	1,264	1,222	3,773	3,691
Selling, general and administrative	362	354	1,108	1,068
Amortization of intangible assets	23	22	72	66
Other operating income, net	(6)	(13)	(21)	(14)
Total operating costs and expenses, net	1,643	1,585	4,932	4,811

Operating income	313	304	868	881

Other income (expense):
Interest expense, net	(44)	(41)	(133)	(124)
Other income, net	1	3	13	2
Total non-operating expenses, net	(43)	(38)	(120)	(122)

Income from continuing operations before income taxes and equity in earnings of equity method investees	270	266	748	759
Income tax expense	(62)	(48)	(175)	(142)
Equity in earnings of equity method investees, net of taxes	18	9	48	32
Income from continuing operations	226	227	621	649
Income from discontinued operations, net of taxes	—	—	20	—
Net income	226	227	641	649
Less: Net income attributable to noncontrolling interests	11	14	36	40
Net income attributable to Quest Diagnostics	$215	$213	$605	$609

Amounts attributable to Quest Diagnostics’ common stockholders:
Income from continuing operations	$215	$213	$585	$609
Income from discontinued operations, net of taxes	—	—	20	—
Net income	$215	$213	$605	$609

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$1.59	$1.56	$4.33	$4.46
Income from discontinued operations	—	—	0.15	—
Net income	$1.59	$1.56	$4.48	$4.46

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$1.56	$1.53	$4.27	$4.37
Income from discontinued operations	—	—	0.15	—
Net income	$1.56	$1.53	$4.42	$4.37

Weighted average common shares outstanding:
Basic	135	136	135	136

Diluted	137	139	136	139

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$226	$227	$641	$649

Other comprehensive income (loss):
Currency translation	(6)	(2)	(6)	(10)
Net change on available-for-sale debt securities, net of taxes	8	—	8	—
Net deferred gain on cash flow hedges, net of taxes	1	1	2	2
Other comprehensive income (loss)	3	(1)	4	(8)

Comprehensive income	229	226	645	641
Less: Comprehensive income attributable to noncontrolling interests	11	14	36	40
Comprehensive income attributable to Quest Diagnostics	$218	$212	$609	$601

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2019 AND DECEMBER 31, 2018
(unaudited)
(in millions, except per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$434	$135
Accounts receivable, net of allowance for doubtful accounts of $15 as of both September 30, 2019 and December 31, 2018	1,117	1,012
Inventories	112	99
Prepaid expenses and other current assets	116	144
Total current assets	1,779	1,390
Property, plant and equipment, net	1,351	1,288
Operating lease right-of-use assets	508	—
Goodwill	6,617	6,563
Intangible assets, net	1,138	1,207
Investment in equity method investees	474	436
Other assets	152	119
Total assets	$12,019	$11,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,059	$1,021
Current portion of long-term debt	805	464
Current portion of long-term operating lease liabilities	147	—
Total current liabilities	2,011	1,485
Long-term debt	3,188	3,429
Long-term operating lease liabilities	405	—
Other liabilities	685	745
Commitments and contingencies
Redeemable noncontrolling interest	76	77
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both September 30, 2019 and December 31, 2018; 217 shares issued as of both September 30, 2019 and December 31, 2018	2	2
Additional paid-in capital	2,705	2,667
Retained earnings	7,992	7,602
Accumulated other comprehensive loss	(55)	(59)
Treasury stock, at cost; 82 shares as of both September 30, 2019 and December 31, 2018	(5,039)	(4,996)
Total Quest Diagnostics stockholders’ equity	5,605	5,216
Noncontrolling interests	49	51
Total stockholders’ equity	5,654	5,267
Total liabilities and stockholders’ equity	$12,019	$11,003

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$641	$649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247	228
Provision for doubtful accounts	9	2
Deferred income tax provision	15	52
Stock-based compensation expense	44	53
Other, net	(44)	7
Changes in operating assets and liabilities:
Accounts receivable	(113)	(166)
Accounts payable and accrued expenses	80	51
Income taxes payable	9	(1)
Other assets and liabilities, net	7	30
Net cash provided by operating activities	895	905

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(56)	(219)
Capital expenditures	(228)	(232)
Increase in investments and other assets	(27)	(4)
Net cash used in investing activities	(311)	(455)

Cash flows from financing activities:
Proceeds from borrowings	1,484	1,630
Repayments of debt	(1,448)	(1,665)
Purchases of treasury stock	(153)	(150)
Exercise of stock options	98	95
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(16)	(20)
Dividends paid	(215)	(198)
Distributions to noncontrolling interest partners	(39)	(41)
Contributions from noncontrolling interest partners	—	12
Other financing activities, net	4	13
Net cash used in financing activities	(285)	(324)

Net change in cash and cash equivalents and restricted cash	299	126
Cash and cash equivalents and restricted cash, beginning of period	135	137
Cash and cash equivalents and restricted cash, end of period	$434	$263

Cash and cash equivalents	$434	$263
Restricted cash	—	—
Cash and cash equivalents and restricted cash, end of period	$434	$263

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(unaudited)
(in millions)

For the Three Months Ended September 30, 2019		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, June 30, 2019	135	$2	$2,686	$7,849	$(58)	$(5,020)	$50	$5,509	$76
Net income				215			10	225	1
Other comprehensive income, net of taxes					3			3
Dividends declared				(72)				(72)
Distributions to noncontrolling interest partners							(11)	(11)	(1)
Issuance of common stock under benefit plans			3			3		6
Stock-based compensation expense			12					12
Exercise of stock options	1		4			28		32
Purchases of treasury stock	(1)					(50)		(50)
Balance, September 30, 2019	135	$2	$2,705	$7,992	$(55)	$(5,039)	$49	$5,654	$76

For the Nine Months Ended September 30, 2019		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2018	135	$2	$2,667	$7,602	$(59)	$(4,996)	$51	$5,267	$77
Net income				605			32	637	4
Other comprehensive income, net of taxes					4			4
Dividends declared				(215)				(215)
Distributions to noncontrolling interest partners							(34)	(34)	(5)
Issuance of common stock under benefit plans			7			12		19
Stock-based compensation expense			43			1		44
Exercise of stock options	2		4			94		98
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(16)					(16)
Purchases of treasury stock	(2)					(150)		(150)
Balance, September 30, 2019	135	$2	$2,705	$7,992	$(55)	$(5,039)	$49	$5,654	$76

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(unaudited)
(in millions)

For the Three Months Ended September 30, 2018		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, June 30, 2018	136	$2	$2,633	$7,401	$(57)	$(4,756)	$40	$5,263	$76
Net income				213			11	224	3
Other comprehensive loss, net of taxes					(1)			(1)
Dividends declared				(68)				(68)
Distributions to noncontrolling interest partners							(11)	(11)	(2)
Issuance of common stock under benefit plans			4			3		7
Stock-based compensation expense			17			2		19
Exercise of stock options	1		2			22		24
Purchases of treasury stock	(1)					(100)		(100)
Contributions from noncontrolling interest partners							8	8
Balance, September 30, 2018	136	$2	$2,656	$7,546	$(58)	$(4,829)	$48	$5,365	$77

For the Nine Months Ended September 30, 2018		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2017	135	$2	$2,612	$7,138	$(48)	$(4,783)	$34	$4,955	$80
Net income				609			34	643	6
Other comprehensive loss, net of taxes					(8)			(8)
Dividends declared				(203)				(203)
Distributions to noncontrolling interest partners							(32)	(32)	(9)
Issuance of common stock under benefit plans			10			10		20
Stock-based compensation expense			49			4		53
Exercise of stock options	2		5			90		95
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(20)					(20)
Purchases of treasury stock	(1)					(150)		(150)
Contributions from noncontrolling interest partners							12	12
Reclassification of stranded tax effects resulting from enactment of the Tax Cut and Jobs Act				2	(2)			—
Balance, September 30, 2018	136	$2	$2,656	$7,546	$(58)	$(4,829)	$48	$5,365	$77

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amounts attributable to Quest Diagnostics’ common stockholders:
Income from continuing operations	$215	$213	$585	$609
Income from discontinued operations, net of taxes	—	—	20	—
Net income attributable to Quest Diagnostics’ common stockholders	$215	$213	$605	$609

Income from continuing operations	$215	$213	$585	$609
Less: Earnings allocated to participating securities	1	1	2	2
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$214	$212	$583	$607

Weighted average common shares outstanding – basic	135	136	135	136
Effect of dilutive securities:
Stock options and performance share units	2	3	1	3
Weighted average common shares outstanding – diluted	137	139	136	139

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$1.59	$1.56	$4.33	$4.46
Income from discontinued operations	—	—	0.15	—
Net income	$1.59	$1.56	$4.48	$4.46

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$1.56	$1.53	$4.27	$4.37
Income from discontinued operations	—	—	0.15	—
Net income	$1.56	$1.53	$4.42	$4.37

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	2	2	3	2

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

Restructuring Charges

The following table provides a summary of the Company's pre-tax restructuring charges for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee separation costs	$—	$4	$(3)	$19
Facility-related costs	—	—	—	4
Total restructuring charges	$—	$4	$(3)	$23

The restructuring activity recorded in the nine months ended September 30, 2019 represents a release of the liability relating to restructuring charges recorded in prior periods, which were determined to no longer be required. Of the total restructuring release recorded in the nine months ended September 30, 2019, $(1) million and $(2) million were recorded in cost of services and selling, general and administrative expenses, respectively.

The restructuring charges incurred for the three and nine months ended September 30, 2018 were primarily associated with various workforce reduction initiatives as the Company continued to simplify and restructure its organization. Of the total restructuring charges incurred during the three months ended September 30, 2018, $2 million was recorded in each of cost of services and selling, general and administrative expenses. Of the total restructuring charges incurred during the nine months ended September 30, 2018, $9 million and $14 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Charges for all periods presented were primarily recorded in the Company's DIS business.

The restructuring liability as of September 30, 2019 and December 31, 2018, which is included in accounts payable and accrued expenses, was $11 million and $38 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

5.     BUSINESS ACQUISITIONS

On February 11, 2019, the Company completed its acquisition of certain assets of the clinical laboratory services business of Boyce & Bynum Pathology Laboratories, P.C. ("Boyce & Bynum") in an all cash transaction for $61 million, which consisted of cash consideration of $55 million and contingent consideration initially estimated at $6 million. The contingent consideration arrangement is dependent upon the achievement of certain testing volume benchmarks. During the third quarter of 2019, the liability was reduced to $0 as a result of updated testing volume forecasts for the earn-out period compared to the testing volume target included in the contingent consideration arrangement, resulting in a $6 million gain recorded in other operating income, net. Based on the preliminary purchase price allocation, the assets acquired principally consist of $41 million of goodwill (of which $35 million is currently tax deductible) and $20 million of customer-related intangible assets. The intangible assets will be amortized over a useful life of 15 years. For further details regarding the fair value of the contingent consideration, see Note 6.

On November 6, 2018, the Company completed the acquisition of all of the operations of the U.S. laboratory service business of Oxford Immunotec, Inc. ("Oxford") and recorded the assets acquired and liabilities assumed based on a preliminary purchase price allocation. In September 2019, the Company finalized its purchase price allocation and recorded a $13 million increase to goodwill, an $11 million decrease to intangible assets and a $2 million adjustment to other assets and liabilities.  These adjustments did not have a material impact on the Company's consolidated results of operations.

The acquisitions were accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed were recorded based on their estimated fair values as of the closing date. Supplemental pro forma combined financial information has not been presented as the impact of the acquisitions are not material to the Company's consolidated financial statements. The goodwill recorded primarily includes the expected synergies resulting from combining the operations of the acquired entities with those of the Company and the value associated with an assembled workforce and other intangible assets that do not qualify for separate recognition. All of the goodwill acquired in connection with the acquisitions has been allocated to the Company's DIS business. For further details regarding business segment information, see Note 14.

For details regarding the Company's 2018 acquisitions, see Note 6 to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

6.     FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2019	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$55	$55	$—	$—
Cash surrender value of life insurance policies	41	—	41	—
Available-for-sale debt securities	12	—	—	12
Forward-starting interest rate swaps	2	—	2	—
Total	$110	$55	$43	$12

Liabilities:
Deferred compensation liabilities	$104	$—	$104	$—
Fixed-to-variable interest rate swaps	17	—	17	—
Contingent consideration	7	—	—	7
Total	$128	$—	$121	$7

Redeemable noncontrolling interest	$76	$—	$—	$76

		Basis of Fair Value Measurements
December 31, 2018	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$53	$53	$—	$—
Cash surrender value of life insurance policies	34	—	34	—
Total	$87	$53	$34	$—

Liabilities:
Deferred compensation liabilities	$96	$—	$96	$—
Fixed-to-variable interest rate swaps	93	—	93	—
Contingent consideration	14	—	—	14
Total	$203	$—	$189	$14

Redeemable noncontrolling interest	$77	$—	$—	$77

A detailed description regarding the Company's fair value measurements is contained in Note 8 to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The Company offers certain employees the opportunity to participate in a non-qualified supplemental deferred compensation plan. A participant's deferrals, together with Company matching credits, are invested in a variety of participant-directed stock and bond mutual funds that are classified as trading securities. The trading securities are classified within Level 1 because the changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held, exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation. The deferred compensation liabilities are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the trading securities.

The Company offers certain employees the opportunity to participate in a non-qualified deferred compensation program. A participant's deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program's liability. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments. Changes in the fair value of the deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the deferred compensation obligation are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments. Deferrals under the plan currently may only be made by participants who made deferrals under the plan in 2017.

The Company's available-for-sale debt securities are measured at fair value using discounted cash flows. These fair value measurements are classified within Level 3 of the fair value hierarchy as the fair value is based on significant inputs that are not observable. Significant inputs include cash flows projections and a discount rate.

The fair value measurements of the Company's fixed-to-variable interest rate swaps and forward-starting interest rate swaps classified within Level 2 of the fair value hierarchy are model-derived valuations as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions.

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

Business Acquisition	Fair Value of Contingent Consideration	Benchmark	Comparable Company Revenue Volatility	Discount rate	Maximum Contingent Consideration Payment

Certain assets of the clinical and anatomic pathology laboratory business of Shiel Holdings, LLC in December 2017	$7	Volume	6.9%	4.5%	$15
ReproSource, Inc. in September 2018	$—	Revenue	8.5%	6.5%	$10
Certain assets of the clinical laboratory services business of Boyce & Bynum in February 2019	$—	Volume	8.0%	7.2%	$25

For further details regarding the Company's acquisitions, see Note 6 to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K and Note 5 to the interim unaudited consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2018	$14
Purchases, additions and issuances	6
Settlements	(1)
Total gains/losses included in earnings - realized/unrealized	(12)
Balance, September 30, 2019	$7

The $12 million net gain included in earnings associated with the change in the fair value of contingent consideration for the nine months ended September 30, 2019 is reported in other operating income, net.

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of September 30, 2019, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of September 30, 2019 and December 31, 2018, the fair value of the Company’s debt was estimated at $4.3 billion and $4.0 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the nine months ended September 30, 2019 and for the year ended December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Balance, beginning of period	$6,563	$6,335
Goodwill acquired during the period	42	228
Adjustments to goodwill	12	—
Balance, end of period	$6,617	$6,563

Principally all of the Company’s goodwill as of September 30, 2019 and December 31, 2018 was associated with its DIS business.

For the nine months ended September 30, 2019, goodwill acquired during the period was primarily associated with the acquisition of certain assets of the clinical laboratory services business of Boyce & Bynum (see Note 5). For the year ended December 31, 2018, goodwill acquired was principally associated with the acquisitions of Oxford, Mobile Medical Examination Services, LLC., ReproSource, Inc. and the outreach laboratory service business of Cape Cod Healthcare, Inc. For the nine months ended September 30, 2019, adjustments to goodwill primarily related to finalization of the purchase price allocation for Oxford (see Note 5). For details regarding the Company's 2018 acquisitions, see Note 6 to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Intangible assets at September 30, 2019 and December 31, 2018 consisted of the following:

	Weighted Average Amortization Period (in years)	September 30, 2019			December 31, 2018
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	18	$1,359	$(536)	$823	$1,355	$(478)	$877
Non-compete agreements	9	3	(2)	1	3	(2)	1
Technology	17	104	(54)	50	104	(50)	54
Other	9	110	(82)	28	114	(75)	39
Total	17	1,576	(674)	902	1,576	(605)	971

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$1,812	$(674)	$1,138	$1,812	$(605)	$1,207

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2019 is as follows:

Year Ending December 31,
Remainder of 2019	$24
2020	96
2021	89
2022	86
2023	85
2024	81
Thereafter	441
Total	$902

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

8.    DEBT

Long-term debt (including finance lease obligations) as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018

Secured Receivables Credit Facility (3.39% at December 31, 2018)	$—	$160
2.70% Senior Notes due April 2019	—	300
4.75% Senior Notes due January 2020	501	507
2.50% Senior Notes due March 2020	300	300
4.70% Senior Notes due April 2021	554	557
4.25% Senior Notes due April 2024	310	299
3.50% Senior Notes due March 2025	600	562
3.45% Senior Notes due June 2026	494	469
4.20% Senior Notes due June 2029	499	—
6.95% Senior Notes due July 2037	175	175
5.75% Senior Notes due January 2040	244	244
4.70% Senior Notes due March 2045	300	300
Other	35	37
Debt issuance costs	(19)	(17)
Total long-term debt	3,993	3,893
Less: Current portion of long-term debt	805	464
Total long-term debt, net of current portion	$3,188	$3,429

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

Secured Receivables Credit Facility

During the nine months ended September 30, 2019, there were $985 million in cumulative borrowings under the secured receivables credit facility primarily associated with working capital requirements as well as the funding of the Company's 2019 business acquisition. During the nine months ended September 30, 2019, there were $1,145 million in repayments under the secured receivables credit facility.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Maturities of Long-Term Debt

As of September 30, 2019, long-term debt matures as follows:

Year Ending December 31,
Remainder of 2019	$1
2020	803
2021	553
2022	3
2023	1
Thereafter	2,649

Total maturities of long-term debt	4,010
Unamortized discount	(9)
Debt issuance costs	(19)
Fair value basis adjustments attributable to hedged debt	11

Total long-term debt	3,993
Current portion of long-term debt	805

Total long-term debt, net of current portion	$3,188

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

Leases	Balance Sheet Classification	September 30, 2019
Assets
Operating	Operating lease right-of-use assets	$508
Finance	Property, plant and equipment, net (a)	37
Total lease assets		$545

Liabilities
Current:
Operating	Current portion of long-term operating lease liabilities	$147
Finance	Current portion of long-term debt	3
Non-current:
Operating	Long-term operating lease liabilities	405
Finance	Long-term debt	31
Total lease liabilities		$586

(a) Finance lease assets were recorded net of accumulated amortization of $23 million as of September 30, 2019.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Components of lease cost for the three and nine months ended September 30, 2019 were as follows:

Lease cost	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease cost (a)	$75	$221
Finance lease cost:
Amortization of leased assets	1	5
Interest on lease liabilities	—	2
Net lease cost	$76	$228

(a) Includes short-term leases and variable lease costs (primarily maintenance fees and utilities related to real estate leases and certain equipment-related and vehicle-related costs) of $32 million and $90 million for the three and nine months ended September 30, 2019, respectively.

Rental expense for real estate, laboratory equipment and vehicles under operating leases amounted to $55 million and $167 million for the three and nine months ended September 30, 2018, respectively.

The maturity of the Company's lease liabilities as of September 30, 2019 is as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
Remainder of 2019	$32	$1	$33
2020	155	6	161
2021	118	5	123
2022	93	5	98
2023	74	3	77
Thereafter	138	35	173
Total lease payments	610	55	665
Less: Interest (a)	58	21	79
Present value of lease liabilities	$552	$34	$586

(a) Primarily calculated using the Company's incremental borrowing rate.

Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect as of December 31, 2018 are as follows:

Year Ending December 31,
2019	$181
2020	143
2021	106
2022	79
2023	60
Thereafter	122
Minimum lease payments	$691

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Lease term and discount rate as of September 30, 2019 were as follows:

Lease term and discount rate
Weighted-average remaining lease term (years):
Operating leases	5
Finance leases	12

Weighted-average discount rate:
Operating leases	3.3%
Finance leases	8.7%

See Note 12 for cash flow information on cash paid for amounts included in the measurement of lease liabilities, leased assets obtained in exchange for new operating lease liabilities, and leased assets obtained in exchange for new finance lease liabilities for the three and nine months ended September 30, 2019.

10.    FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to manage its exposure to market risks for changes in interest rates and, from time to time, foreign currencies. This strategy includes the use of interest rate swap agreements, forward-starting interest rate swap agreements, treasury lock agreements and foreign currency forward contracts to manage its exposure to movements in interest and currency rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies prohibit holding or issuing derivative financial instruments for speculative purposes. The Company does not enter into derivative financial instruments that contain credit-risk-related contingent features or requirements to post collateral.

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

Interest Rate Derivatives – Cash Flow Hedges

From time to time, the Company has entered into various interest rate lock agreements and forward-starting interest rate swap agreements to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

During the third quarter of 2019, the Company entered into forward-starting interest rate swap agreements with several financial institutions for a total notional amount of $125 million. The swap agreements, which are accounted for as cash flow hedges, were entered into in order to hedge a portion of the Company's interest rate exposure associated with variability in future cash flows attributable to changes in interest rates over a ten-year period related to an anticipated issuance of debt during 2020. The new debt will replace certain senior notes that are maturing at such time. Prior to their maturity or settlement, the forward-starting interest rate swaps will be recognized as either an asset or liability, measured at their fair value. To the extent they are effective, gains and losses related to recording the forward-starting interest rate swap agreements at fair value will be deferred in stockholders' equity, net of taxes, as a component of accumulated other comprehensive loss. Subsequent to the issuance of the debt and settlement of the forward-starting interest rate swaps, the deferred gain/loss will be amortized as an adjustment to interest expense, net over the term of such debt.

The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges was $7 million and $9 million as of September 30, 2019 and December 31, 2018, respectively. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $1 million.

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. A summary of the notional amounts of these interest rate swaps as of September 30, 2019 and December 31, 2018 was as follows:

	Notional Amount
Debt Instrument	September 30, 2019	December 31, 2018

4.25% Senior Notes due April 2024	$250	$250
3.50% Senior Notes due March 2025	600	600
3.45% Senior Notes due June 2026	350	350
	$1,200	$1,200

The fixed-to-variable interest rate swap agreements in the table above have variable interest rates ranging from one-month LIBOR plus 2.2% to one-month LIBOR plus 3.0%.

As of September 30, 2019 and December 31, 2018, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	September 30, 2019	September 30, 2019	December 31, 2018	December 31, 2018
Long-term debt	$1,198	$11	$1,125	$(53)

(a) The balance includes $28 million and $40 million of remaining unamortized hedging adjustment on a discontinued relationship as of September 30, 2019 and December 31, 2018, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

The following table presents the effect of fair value hedge accounting on the statement of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	Other income, net	Other income, net	Other income, net	Other income, net
Total for line item in which the effects of fair value hedges are recorded	$1	$3	$13	$2

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$(20)	$10	$(76)	$42
Derivatives designated as hedging instruments	$20	$(10)	$76	$(42)

A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows:

	September 30, 2019		December 31, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Forward-starting interest rate swaps	Prepaid expenses and other current assets	$2	Prepaid expenses and other current assets	$—
Fixed-to-variable interest rate swaps	Other liabilities	$17	Other liabilities	$93

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

•
Net deferred gain on cash flow hedges, which represents deferred gains/losses, net of tax on interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 10); and

•	Net change on available-for-sale debt securities, which represents unrealized holding gains, net of taxes on available-for-sale debt securities.

For the three and nine months ended September 30, 2019 and 2018, the tax effects related to the deferred gains/losses on cash flow hedges and net change on available-for-sale debt securities were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

Dividend Program

During each of the first three quarters of 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.53 per common share. During each of the first three quarters of 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.50 per common share. During the fourth quarter of 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.53 per common share.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

Share Repurchase Program

As of September 30, 2019, $442 million remained available under the Company’s share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the nine months ended September 30, 2019, the Company repurchased 1.6 million shares of its common stock for $150 million.

For the nine months ended September 30, 2018, the Company repurchased 1.4 million shares of its common stock for $150 million.

Shares Reissued from Treasury Stock

For the nine months ended September 30, 2019 and 2018, the Company reissued 1.8 million shares and 1.7 million shares, respectively, from treasury stock for shares issued under the Employee Stock Purchase Plan and stock option plans. For details regarding the Company's stock ownership and compensation plans, see Note 17 to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K.

Redeemable Noncontrolling Interest

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. The Company records changes in the fair value of the noncontrolling interest immediately as they occur. As of September 30, 2019, the redeemable noncontrolling interest was presented at its fair value. For further information regarding the fair value of the redeemable noncontrolling interest, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

12.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

Supplemental cash flow and other data for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation expense	$59	$55	$175	$162
Amortization expense	23	22	72	66
Depreciation and amortization expense	$82	$77	$247	$228

Interest expense	$(45)	$(42)	$(136)	$(126)
Interest income	1	1	3	2
Interest expense, net	$(44)	$(41)	$(133)	$(124)

Interest paid	$58	$28	$149	$114
Income taxes paid	$65	$29	$148	$70

Accounts payable associated with capital expenditures	$24	$13	$24	$13
Dividends payable	$72	$68	$72	$68

Businesses acquired:
Fair value of assets acquired	$—	$59	$61	$242
Fair value of liabilities assumed	—	—	—	1
Fair value of net assets acquired	—	59	61	241
Merger consideration paid (payable), net	—	(5)	(5)	(17)
Cash paid for business acquisitions	—	54	56	224
Less: Cash acquired	—	—	—	5
Business acquisitions, net of cash acquired	$—	$54	$56	$219

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Leases:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45		$135
Operating cash flows from finance leases	$—		$2
Financing cash flows from finance leases	$1		$3
Leased assets obtained in exchange for new operating lease liabilities	$38		$116
Leased assets obtained in exchange for new finance lease liabilities (a)	$1	$—	$1	$1

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

(a) For the three and nine months ended September 30, 2018, leased assets obtained in exchange for new finance lease liabilities reflects information prior to the adoption of the new accounting standard related to accounting for leases. See Note 2 for further details on the adoption of the new accounting standard.

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

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $71 million in letters of credit under the secured receivables credit facility were outstanding as of September 30, 2019. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

Legal Matters

AMCA Data Security Incident

On June 3, 2019, the Company reported that Retrieval-Masters Creditors Bureau, Inc./American Medical Collection Agency (“AMCA”), informed the Company and Optum360 LLC, which provides revenue management services to the Company, about a data security incident involving AMCA (the “AMCA Data Security Incident”). AMCA (which provided debt collection services for Optum360) informed the Company and Optum360 that AMCA had learned that an unauthorized user had access to AMCA’s system between August 1, 2018 and March 30, 2019. AMCA first informed the Company of the AMCA Data Security Incident on May 14, 2019. AMCA’s affected system included financial information (e.g., credit card numbers and bank account information), medical information and other personal information (e.g., social security numbers). Test results were not included. Neither Optum360’s nor the Company’s systems or databases were involved in the incident. AMCA has also informed us that information pertaining to other laboratories’ customers was also affected. Following announcement of the AMCA Data Security Incident, AMCA sought protection under the U.S. bankruptcy laws.

To date, approximately 39 lawsuits related to the AMCA Data Security Incident have been filed against the Company, most of which name other defendants, in federal courts in a number of districts and in state courts. Most of the cases are putative class actions in which the plaintiffs, who purport to represent various classes of consumers, assert a variety of common law and statutory claims in connection with the AMCA Data Security Incident and most of them have been transferred to and consolidated in the U.S. District Court for New Jersey by the U.S. Judicial Panel on Multidistrict Litigation.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas.  As of September 30, 2019, the Company does not believe that material losses related to legal matters are probable.

Reserves for legal matters totaled $1 million as of both September 30, 2019 and December 31, 2018.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $132 million and $125 million as of September 30, 2019 and December 31, 2018, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures.

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

As of September 30, 2019, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

The following table is a summary of segment information for the three and nine months ended September 30, 2019 and 2018. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangible assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the consolidated financial statements contained in the Company’s 2018 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues:
DIS business	$1,877	$1,810	$5,561	$5,448
All other operating segments	79	79	239	244
Total net revenues	$1,956	$1,889	$5,800	$5,692

Operating earnings (loss):
DIS business	$345	$333	$963	$982
All other operating segments	10	11	31	33
General corporate activities	(42)	(40)	(126)	(134)
Total operating income	313	304	868	881
Non-operating expenses, net	(43)	(38)	(120)	(122)
Income from continuing operations before income taxes and equity in earnings of equity method investees	270	266	748	759
Income tax expense	(62)	(48)	(175)	(142)
Equity in earnings of equity method investees, net of taxes	18	9	48	32
Income from continuing operations	226	227	621	649
Income from discontinued operations, net of taxes	—	—	20	—
Net income	226	227	641	649
Less: Net income attributable to noncontrolling interests	11	14	36	40
Net income attributable to Quest Diagnostics	$215	$213	$605	$609

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

15.    RELATED PARTIES

The Company's equity method investees primarily consist of its clinical trials central laboratory services joint venture and its diagnostic information services joint ventures, which are accounted for under the equity method of accounting. During the three months ended September 30, 2019 and 2018, the Company recognized net revenues of $8 million and $9 million, respectively, associated with diagnostic information services provided to its equity method investees. During the nine months ended September 30, 2019 and 2018, the Company recognized net revenues of $26 million and $27 million, respectively, associated with such services. As of both September 30, 2019 and December 31, 2018, there was $3 million of accounts receivable from equity method investees related to such services. During the three and nine months ended September 30, 2019, the Company recognized net revenues of $1 million and $6 million, respectively, associated with diagnostic information services provided to a noncontrolling interest partner in a joint venture. As of September 30, 2019, there was $2 million of accounts receivable from the noncontrolling interest partner related to such services.

During both the three months ended September 30, 2019 and 2018, the Company recognized income of $4 million associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. During both the nine months ended September 30, 2019 and 2018, the Company recognized income of $12 million associated with the performance of such services classified within selling, general and administrative expenses. As of September 30, 2019 and December 31, 2018, there was $1 million and $3 million, respectively, of other receivables from equity method investees included in prepaid expenses and other current assets related to these service agreements and other transition related items. In addition, accounts payable and accrued expenses as of both September 30, 2019 and December 31, 2018 included $1 million due to equity method investees.

16.    REVENUE RECOGITION

DIS

Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three and nine months ended September 30, 2019 and 2018 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues upon completion of the testing process, when results are reported, or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups, by applying the portfolio approach, in exchange for providing services. These estimates include the impact of contractual allowances, including payer denials and price concessions. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers, client payers and patients.

DS

The Company’s DS businesses primarily satisfy their performance obligations and recognize revenues when delivery has occurred or services have been rendered.

The approximate percentage of net revenue by type of customer was as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Healthcare insurers:
Fee-for-service	32%	32%	33%	32%
Capitated	3	3	3	4
Total healthcare insurers	35	35	36	36
Government payers	15	16	15	16
Client payers	33	32	32	31
Patients	13	13	13	13
Total DIS	96	96	96	96
DS	4	4	4	4
Net revenues	100%	100%	100%	100%

17.    TAXES ON INCOME

For the three months ended September 30, 2019 and 2018, the effective income tax rate was 22.9% and 18.1%, respectively. During the three months ended September 30, 2019, the Company recognized a $6 million income tax benefit due to the release of a valuation allowance associated with net operating loss carryforwards. During the three months ended September 30, 2018, the Company recognized a $13 million income tax benefit due to the release of tax reserves associated with the expiration of the statue of limitations for certain income tax returns. In addition, the effective income tax rate for the three months ended September 30, 2019 and 2018 benefited from $3 million and $4 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

For the nine months ended September 30, 2019 and 2018, the effective income tax rate was 23.4% and 18.8%, respectively. During the nine months ended September 30, 2019, the Company recognized a $10 million income tax benefit due to the release of valuation allowances associated with net operating loss carryforwards. During the nine months ended September 30, 2018, the Company recognized a $15 million income tax benefit associated with a change in a tax return accounting method that enabled the Company to accelerate the deduction of certain expenses on its 2017 tax return at the federal corporate statutory tax rate in effect during 2017, and a $13 million income tax benefit due to the release of tax reserves associated with the expiration of the statue of limitations for certain income tax returns. In addition, the effective income tax rate for the nine months ended September 30, 2019 and 2018 benefited from $11 million and $17 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

18.    DISCONTINUED OPERATIONS

During the third quarter of 2006, the Company completed the wind down of Nichols Institute Diagnostics ("NID"), a test kit manufacturing subsidiary, which was reported as a discontinued operation for the nine months ended September 30, 2019 and 2018. Discontinued operations, net of taxes, for the nine months ended September 30, 2019 includes discrete tax benefits of $20 million associated with the favorable resolution of certain tax contingencies related to NID. In addition, net cash provided by operating activities in the consolidated statement of cash flows for the nine months ended September 30, 2019 included a $28 million refund from the taxing authorities related to discontinued operations.

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

Third Quarter Highlights

•	Our total net revenues of $1.96 billion were up 3.5% from the prior year period.

•	In DIS:

◦
Revenues of $1.88 billion increased by 3.7% compared to the prior year period, driven by organic volume growth (growth excluding the impact of acquisitions) and the impact of recent acquisitions, partially offset by a decline in revenue per requisition.

◦	Volume, measured by the number of requisitions, increased by 5.1% compared to the prior year period, with organic growth and acquisitions contributing approximately 3.7% and 1.4%, respectively.

◦	Revenue per requisition decreased by 1.2% compared to the prior year period.

•	DS revenues of $79 million decreased by 0.5% compared to the prior year period.

•
Income from continuing operations attributable to Quest Diagnostics' stockholders was $215 million, or $1.56 per diluted share, in 2019, compared to $213 million, or $1.53 per diluted share, in the prior year period.

•	For the nine months ended September 30, 2019, net cash provided by operating activities was $895 million in 2019, compared to $905 million in the prior year period.

Senior Notes Offering

In March 2019, we completed a senior notes offering (the “2019 Senior Notes”), consisting of $500 million aggregate principal amount of 4.20% senior notes due June 2029, which were issued at an original issue discount of $1 million. The net proceeds from the 2019 Senior Notes were used to repay in full the outstanding indebtedness under our Senior Notes due April 1, 2019, to repay outstanding indebtedness under the secured receivables credit facility and for general corporate purposes. For further details regarding our debt, see Note 8 to the interim unaudited consolidated financial statements.

AMCA Data Security Incident

On June 3, 2019, the Company reported that Retrieval-Masters Creditors Bureau, Inc./American Medical Collection Agency (“AMCA”), informed the Company and Optum360 LLC ("Optum360"), which provides revenue management services to the Company, about a data security incident involving AMCA (the “AMCA Data Security Incident”). AMCA (which provided debt collection services for Optum360) informed the Company and Optum360 that AMCA had learned that an unauthorized user had access to AMCA’s system between August 1, 2018 and March 30, 2019. AMCA first informed the Company of the AMCA Data Security Incident on May 14, 2019. AMCA’s affected system included financial information (e.g., credit card numbers and bank account information), medical information and other personal information (e.g., social security numbers). Test results were not included. Neither Optum360’s nor the Company’s systems or databases were involved in the incident. AMCA has also informed us that information pertaining to other laboratories’ customers was also affected. Following announcement of the AMCA Data Security Incident, AMCA sought protection under the U.S. bankruptcy laws. While the impact of this incident to the Company's results of operations and cash flows was not material for the nine months ended September 30, 2019, our future financial results may be negatively impacted by costs associated with the incident and disruption of our accounts receivable collection processes.

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

For the nine months ended September 30, 2019, we incurred $49 million of pre-tax charges under our Invigorate program primarily consisting of systems conversion and integration costs, all of which result in cash expenditures. Additional restructuring charges may be incurred in future periods as we identify additional opportunities to achieve further cost savings.

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

Results of Operations

The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$1,877	$1,810	$67	3.7%	$5,561	$5,448	$113	2.1%
DS businesses	79	79	—	(0.5)	239	244	(5)	(2.2)
Total net revenues	$1,956	$1,889	$67	3.5%	$5,800	$5,692	$108	1.9%

Operating costs and expenses and other operating income:
Cost of services	$1,264	$1,222	$42	3.5%	$3,773	$3,691	$82	2.2%
Selling, general and administrative	362	354	8	1.9	1,108	1,068	40	3.7
Amortization of intangible assets	23	22	1	5.8	72	66	6	9.8
Other operating income, net	(6)	(13)	7	NM	(21)	(14)	(7)	NM
Total operating costs and expenses, net	$1,643	$1,585	$58	3.6%	$4,932	$4,811	$121	2.5%

Operating income	$313	$304	$9	2.9%	$868	$881	$(13)	(1.5)%

Other income (expense):
Interest expense, net	$(44)	$(41)	$(3)	3.7%	$(133)	$(124)	$(9)	6.5%
Other income, net	1	3	(2)	NM	13	2	11	NM
Total non-operating expenses, net	$(43)	$(38)	$(5)	8.9%	$(120)	$(122)	$2	(2.5)%

Income tax expense	$(62)	$(48)	$(14)	29.2%	$(175)	$(142)	$(33)	22.8%
Effective income tax rate	22.9%	18.1%			23.4%	18.8%

Equity in earnings of equity method investees, net of taxes	$18	$9	$9	89.9%	$48	$32	$16	47.3%

Amounts attributable to Quest Diagnostics’ common stockholders:
Income from continuing operations	$215	$213	$2	0.8%	$585	$609	$(24)	(3.9)%
Income from discontinued operations, net of taxes	$—	$—	$—	NM	$20	$—	$20	NM

Diluted earnings per common share from continuing operations attributable to Quest Diagnostics' common stockholders	$1.56	$1.53	$0.03	2.8%	$4.27	$4.37	$(0.10)	(2.0)%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues:
DIS business	96.0%	95.8%	95.9%	95.7%
DS businesses	4.0	4.2	4.1	4.3
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	64.6%	64.6%	65.1%	64.8%
Selling, general and administrative	18.5	18.8	19.1	18.8
Amortization of intangible assets	1.2	1.2	1.2	1.2
Other operating income, net	(0.3)	(0.7)	(0.4)	(0.3)
Total operating costs and expenses, net	84.0%	83.9%	85.0%	84.5%

Operating income	16.0%	16.1%	15.0%	15.5%

Operating Results

Results for the three months ended September 30, 2019 were affected by certain items that on a net basis reduced diluted earnings per share by $0.20 as follows:

•	pre-tax amortization expense of $25 million ($23 million in amortization of intangible assets and $2 million in equity in earnings of equity method investees, net of taxes) or $0.14 per diluted share;

•
pre-tax charges of $16 million ($7 million in cost of services and $9 million in selling, general and administrative expenses), or $0.09 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business;

•
a net pre-tax gain of $3 million (a $7 million gain in other operating income, net offset by a $4 million charge in selling, general and administrative expenses), or $0.01 per diluted share, primarily due to a gain associated with the decrease in the fair value of the contingent consideration accrual associated with a previous acquisition partially offset by costs incurred related to the AMCA Data Security Incident, and

•	excess tax benefits associated with stock-based compensation arrangements of $3 million, or $0.02 per diluted share, recorded in income tax expense.

Results for the nine months ended September 30, 2019 were affected by certain items that on a net basis reduced diluted earnings per share by $0.62 as follows:

•
pre-tax amortization expense of $84 million ($72 million in amortization of intangible assets and $12 million in equity in earnings of equity method investees, net of taxes) or $0.46 per diluted share;

•
pre-tax charges of $64 million ($29 million in cost of services and $35 million in selling, general and administrative expenses), or $0.35 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business;

•
a net pre-tax gain of $17 million (a $22 million gain in other operating income, net offset by a $5 million charge in selling, general and administrative expenses), or $0.11 per diluted share, primarily due to a gain associated with an insurance claim for hurricane related losses and a gain associated with the decrease in the fair value of the contingent consideration accruals associated with previous acquisitions partially offset by non-cash asset impairment charges and costs incurred related to the AMCA Data Security Incident, and

•	excess tax benefits associated with stock-based compensation arrangements of $11 million, or $0.08 per diluted share, recorded in income tax expense.

Results for the three months ended September 30, 2018 were affected by certain items that on a net basis reduced diluted earnings per share by $0.15 as follows:

•
pre-tax amortization expense of $27 million ($22 million in amortization of intangible assets and $5 million in equity in earnings of equity method investees, net of taxes), or $0.13 per diluted share;

•
pre-tax charges of $19 million ($10 million in cost of services and $9 million in selling, general and administrative expenses), or $0.10 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business;

•
net pre-tax benefit of $12 million (a $13 million gain in other operating income, net partially offset by a $1 million charge in cost of services), or $0.06 per diluted share, primarily attributable to a gain associated with the decrease in the fair value of the contingent consideration accrual associated with a previous acquisition partially offset by non-cash asset impairment charges; and

•	excess tax benefits associated with stock-based compensation arrangements of $4 million, or $0.02 per diluted share, recorded in income tax expense.

Results for the nine months ended September 30, 2018 were affected by certain items that on a net basis reduced diluted earnings per share by $0.58 as follows:

•
pre-tax amortization expense of $79 million ($66 million in amortization of intangible assets and $13 million in equity in earnings of equity method investees, net of taxes), or $0.41 per diluted share;

•
pre-tax charges of $75 million ($36 million in cost of services, $38 million in selling, general and administrative expenses, and $1 million in other operating income, net), or $0.40 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business;

•	excess tax benefits associated with stock-based compensation arrangements of $17 million, or $0.12 per diluted share, recorded in income tax expense;

•
an income tax benefit of $15 million, or $0.10 per diluted share, associated with a change in a tax return accounting method that enabled us to accelerate the deduction of certain expenses on our 2017 tax return at the federal corporate statutory tax rate in effect during 2017; and

•
net pre-tax gain of $2 million (a $14 million gain in other operating income, net partially offset by a $12 million charge in cost of services), or $0.01 per diluted share, primarily attributable to a gain associated with the decrease in the fair value of the contingent consideration accrual associated with a previous acquisition and an insurance claim for hurricane related losses partially offset by costs incurred related to certain legal matters and non-cash asset impairment charges.

Net Revenues

Net revenues for the three months ended September 30, 2019 increased by 3.5% compared to the prior year period.

DIS revenues for the three months ended September 30, 2019 increased by 3.7% compared to the prior year period driven by organic volume growth (growth excluding the impact of acquisitions) and the impact of recent acquisitions, partially offset by a decline in revenue per requisition.

•	Organic growth and acquisitions contributed approximately 1.7% and 2.0%, respectively, to DIS revenue growth.

•
DIS volume increased by 5.1%, with organic growth and acquisitions contributing approximately 3.7% and 1.4%, respectively, to DIS volume growth. Organic volume growth benefited from expanded in-network access primarily as a result of becoming a participating provider to UnitedHealthcare and Horizon Blue Cross Blue Shield of New Jersey. In addition, there was one more business day compared to the prior year period, which was partially offset by the impact of weather. We estimate that the net impact of these two items favorably affected the year-over-year comparison by approximately 1%.

•
Revenue per requisition decreased by 1.2% compared to the prior year period primarily due to reimbursement pressure, including unit price reductions associated with the Protecting Access to Medicare Act ("PAMA") and all other sources, of approximately 2.5%; partially offset by favorable mix, driven in part by acquisitions.

Net revenues for the nine months ended September 30, 2019 increased by 1.9% compared to the prior year period.

DIS revenues for the nine months ended September 30, 2019 increased by 2.1% compared to the prior year period driven by organic volume growth and the impact of recent acquisitions, partially offset by a decline in revenue per requisition.

•	Organic growth and acquisitions contributed approximately 0.2% and 1.9%, respectively, to DIS revenue growth.

•
DIS volume increased by 4.3%, with organic growth and acquisitions contributing approximately 3.0% and 1.3%, respectively, to DIS volume growth. Organic volume growth benefited from expanded in-network access primarily as a result of becoming a participating provider to UnitedHealthcare and Horizon Blue Cross Blue Shield of New Jersey.

•
Revenue per requisition decreased by 2.1% compared to the prior year period primarily due to reimbursement pressure, including unit price reductions associated with PAMA and all other sources, of approximately 2.4% and an increase in denials; partially offset by favorable mix, driven in part by acquisitions.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

For the three months ended September 30, 2019, cost of services increased by $42 million compared to the prior year period. The increase was primarily driven by additional operating costs associated with our acquisitions and incremental operating expenses associated with organic volume growth. These increases were partially offset by incremental expense incurred in the prior year period associated with reinvestments in the business with savings from tax reform; and cost reduction initiatives primarily under our Invigorate program. These initiatives enabled productivity gains as we leveraged our fixed cost structure to support the increase in volume.

For the nine months ended September 30, 2019, cost of services increased by $82 million compared to the prior year period. The increase was primarily driven by additional operating costs associated with our acquisitions; incremental operating expenses associated with organic volume growth; and higher depreciation expense associated with increased capital expenditures. These increases were partially offset by a decrease in costs associated with legal matters; incremental expense incurred in the prior year period associated with reinvestments in the business with savings from tax reform; and cost reduction initiatives primarily under our Invigorate program. These initiatives enabled productivity gains as we leveraged our fixed cost structure to support the increase in volume.

Selling, General and Administrative Expenses ("SG&A")

SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense and general management and administrative support as well as administrative facility costs.

SG&A increased by $8 million for the three months ended September 30, 2019, compared to the prior year period, primarily driven by additional operating costs associated with our acquisitions; and incremental operating expenses associated with organic volume growth. These increases were partially offset by incremental expense incurred in the prior year period associated with reinvestments in the business with savings from tax reform; and cost reduction initiatives under our Invigorate program. These initiatives enabled productivity gains as we leveraged our fixed cost structure to support the increase in volume.

SG&A increased by $40 million for the nine months ended September 30, 2019, compared to the prior year period, primarily driven by additional operating costs associated with our acquisitions; higher costs associated with an increase in the value of our deferred compensation obligations; and incremental operating expenses associated with organic volume growth. These increases were partially offset by lower restructuring costs associated with workforce reductions; incremental expense incurred in the prior year period associated with reinvestments in the business with savings from tax reform; and cost reduction initiatives primarily under our Invigorate program. These initiatives enabled productivity gains as we leveraged our fixed cost structure to support the increase in volume.

The increase in the value of our deferred compensation obligations is largely offset by gains due to the increase in the value of the associated investments, which are recorded in other income, net. For further details regarding the Company's deferred compensation plans, see Note 17 to the consolidated financial statements in our 2018 Annual Report on Form 10-K.

Amortization Expense

Amortization expense increased by $1 million for the three months ended September 30, 2019, compared to the prior year period as a result of recent acquisitions.

Amortization expense increased by $6 million for the nine months ended September 30, 2019, compared to the prior year period as a result of recent acquisitions.

Other Operating Income, Net

Other operating income, net includes miscellaneous income and expense items and other charges related to operating activities.

For the three months ended September 30, 2019, other operating income, net primarily represents a gain associated with the decrease in the fair value of a contingent consideration accrual associated with a previous acquisition.

For the nine months ended September 30, 2019, other operating income, net includes a $12 million gain associated with an insurance claim for hurricane related losses and a $12 million gain associated with the decrease in the fair value of the contingent consideration accruals associated with previous acquisitions, partially offset by non-cash asset impairment charges of $2 million.

For the three and nine months ended September 30, 2018, other operating income, net includes a gain of $13 million associated with a decrease in the fair value of the contingent consideration accrual associated with a previous acquisition.

Interest Expense, Net

Interest expense, net increased for both the three and nine months ended September 30, 2019 compared to the prior year period, primarily driven by higher interest rates associated with our indebtedness combined with higher average outstanding indebtedness.

Other Income, Net

Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

Other income, net for the nine months ended September 30, 2019 increased by $11 million compared to the prior year period primarily due to gains associated with investments in our deferred compensation plans.

Income Tax Expense

Income tax expense for the three months ended September 30, 2019 and 2018 was $62 million and $48 million, respectively. The increase in income tax expense for the three months ended September 30, 2019, compared to the prior year period was primarily driven by:

•
a $13 million income tax benefit recognized in the prior year period due to the release of tax reserves associated with the expiration of the statute of limitations for certain income tax returns; partially offset by

•	a $6 million income tax benefit recognized during the three months ended September 30, 2019 due to the release of a valuation allowance associated with net operating loss carryforwards.

During the three months ended September 30, 2019 and 2018, we recognized $3 million and $4 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

Income tax expense for the nine months ended September 30, 2019 and 2018 was $175 million and $142 million, respectively. The increase in income tax expense for the nine months ended September 30, 2019, compared to the prior year period was primarily driven by:

•
a $15 million income tax benefit recognized in the prior year period associated with a change in a tax return accounting method that enabled us to accelerate the deduction of certain expenses on our 2017 tax return at the federal corporate statutory tax rate in effect during 2017;

•	a $13 million income tax benefit recognized in the prior year period due to the release of tax reserves associated with the expiration of the statute of limitations for certain income tax returns;

•	a decrease in excess tax benefits associated with stock-based compensation arrangements; partially offset by

•	a $10 million income tax benefit recognized during the nine months ended September 30, 2019 due to the release of valuation allowances associated with net operating loss carryforwards.

During the nine months ended September 30, 2019 and 2018, we recognized $11 million and $17 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

Equity in Earnings of Equity Method Investees, Net of Taxes

Equity in earnings of equity method investees, net of taxes increased for the three months ended September 30, 2019 by $9 million compared to the prior year period primarily associated with our investment in the Q2 Solutions joint venture.

Equity in earnings of equity method investees, net of taxes increased for the nine months ended September 30, 2019 by $16 million compared to the prior year period primarily associated with our investment in the Q2 Solutions joint venture.

Discontinued Operations

During the third quarter of 2006, we completed the wind down of Nichols Institute Diagnostics ("NID"), a test kit manufacturing subsidiary, which has been classified as discontinued operations for all periods presented. Discontinued operations, net of taxes, for the nine months ended September 30, 2019 includes discrete tax benefits of $20 million associated with the favorable resolution of certain tax contingencies related to NID.

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

As of September 30, 2019 and December 31, 2018, the fair value of our debt was estimated at approximately $4.3 billion and $4.0 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of September 30, 2019 and December 31, 2018, the estimated fair value exceeded the carrying value of the debt by $306 million and $85 million, respectively. A hypothetical 10% increase in interest rates (representing 28 basis points as of September 30, 2019 and 39 basis points as of December 31, 2018) would potentially reduce the estimated fair value of our debt by approximately $82 million and $88 million as of September 30, 2019 and December 31, 2018, respectively.

Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either a rate that is intended to approximate commercial paper rates for highly rated issuers, or LIBOR, plus a spread. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. As of September 30, 2019, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly rated issuers, or LIBOR, plus a spread of 0.70% to 0.725%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. As of September 30, 2019, there were no borrowings outstanding under either our $600 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility.

The notional amount of fixed-to-variable interest rate swaps outstanding as of both September 30, 2019 and December 31, 2018 was $1.2 billion. The aggregate fair value of the fixed-to-variable interest rate swaps was $17 million, in a liability position, as of September 30, 2019.

Based on our net exposure to interest rate changes, a hypothetical 10% change to the variable rate component of our variable rate indebtedness (representing 21 basis points) would potentially change annual interest expense by $3 million. A hypothetical 10% change in the forward one-month LIBOR curve (representing a 14 basis points change in the weighted average yield) would potentially change the fair value of our fixed-to-variable interest rate swap liabilities by $11 million.

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

During the third quarter of 2019, we entered into forward-starting interest rate swap agreements with several financial institutions for a total notional amount of $125 million to hedge a portion of our interest rate exposure associated with variability in future cash flows attributable to changes in interest rates over a ten-year period related to an anticipated issuance of debt during 2020. The new debt will be issued to replace certain senior notes that are maturing at such time. The aggregate fair value of the forward-starting interest rate swaps was $2 million, in an asset position, as of September 30, 2019. A hypothetical 10% change in the forward three-month LIBOR curve (representing a 15 basis points change in the weighted average yield) would potentially change the fair value of our forward-starting interest rate swap asset by $2 million.

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

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values are measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes; we regularly evaluate these equity investments to determine if there are any indicators that the investment is impaired. The carrying value of our equity investments that do not have readily determinable fair values was $25 million as of September 30, 2019.

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

Liquidity and Capital Resources

	Nine Months Ended September 30,		Change
	2019	2018
	(dollars in millions)
Net cash provided by operating activities	$895	$905	$(10)
Net cash used in investing activities	(311)	(455)	144
Net cash used in financing activities	(285)	(324)	39
Net change in cash and cash equivalents and restricted cash	$299	$126	$173

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash and cash equivalents as of September 30, 2019 totaled $434 million, compared to $135 million as of December 31, 2018.

As of September 30, 2019, approximately 8% of our $434 million of consolidated cash and cash equivalents were held outside of the United States. Our current liquidity position does not require repatriation of these funds in order to fund operations in the United States. However, as a result of changes introduced by the Tax Cuts and Jobs Act, we may repatriate back to the United States the portion of these foreign funds not expected to be used to maintain or expand operations (including through acquisitions) outside of the United States.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2019 and 2018 was $895 million and $905 million, respectively. The $10 million decrease in net cash provided by operating activities for the nine months ended September 30, 2019, compared to the prior year period was primarily a result of:

•	a $78 million increase in income tax payments;

•	a $35 million increase in interest payments due to timing; and

•	lower operating income in 2019 compared to 2018; partially offset by

•	timing of movements in our working capital accounts;

•	lower performance-based compensation payments in 2019 compared to 2018; and

•	a $28 million refund from the taxing authorities associated with the favorable resolution of certain tax contingencies related to a discontinued operation.

Days sales outstanding, a measure of billing and collection efficiency, was 52 days as of September 30, 2019, 54 days as of December 31, 2018 and 52 days as of September 30, 2018.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 was $311 million and $455 million, respectively. This $144 million decrease in cash used in investing activities for the nine months ended September 30, 2019, compared to the prior year period was primarily a result of:

•	a $163 million decrease in net cash paid for business acquisitions; partially offset by

•	a $23 million increase in investments and other assets.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2019 and 2018 was $285 million and $324 million, respectively. This $39 million decrease in cash used in financing activities for the nine months ended September 30, 2019, compared to the prior year period was primarily a result of:

•	$36 million of net borrowings (proceeds from borrowing less repayments of debt) in 2019 compared to $35 million of net debt repayments in 2018; partially offset by:

•	a $17 million increase in dividends paid.

During the nine months ended September 30, 2019, we completed the issuance of the 2019 Senior Notes and repaid in full our $300 million Senior Notes due April 1, 2019 at maturity. In addition, there were $985 million in cumulative borrowings under the secured receivables credit facility primarily associated with working capital requirements as well as the funding of our 2019 acquisition and $1,145 million in repayments under our secured receivables credit facility. During the nine months ended September 30, 2019, there were no borrowings under our senior unsecured revolving credit facility.

During the nine months ended September 30, 2018, there were $1,630 million in cumulative borrowings under the secured receivable credit facility primarily associated with working capital requirements as well as the funding of our 2018 acquisitions. During the nine months ended September 30, 2018, there were $1,660 million in repayments under our secured receivables credit facility. During the nine months ended September 30, 2018, there were no borrowings under our senior unsecured revolving credit facility.

Dividend Program

During each of the first three quarters of 2019, our Board of Directors declared a quarterly cash dividend of $0.53 per common share. During each of the first three quarters of 2018, our Board of Directors declared a quarterly cash dividend of $0.50 per common share. During the fourth quarter of 2018, our Board of Directors declared a quarterly cash dividend of $0.53 per common share.

Share Repurchase Program

As of September 30, 2019, $442 million remained available under our share repurchase authorizations. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the nine months ended September 30, 2019, we repurchased 1.6 million shares of our common stock for $150 million.

For the nine months ended September 30, 2018, we repurchased 1.4 million shares of our common stock for $150 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of September 30, 2019:

	Payments due by period
Contractual Obligations	Total	Remainder of 2019	1-3 years	4-5 years	After 5 years
	(dollars in millions)
Outstanding debt	$3,976	$—	$1,350	$—	$2,626
Finance lease obligations	34	1	6	4	23
Interest payments on outstanding debt	1,532	42	306	250	934
Operating leases	755	55	337	203	160
Purchase obligations	1,705	88	600	471	546
Merger consideration obligations	7	7	—	—	—
Total contractual obligations	$8,009	$193	$2,599	$928	$4,289

A description of the terms of our indebtedness and related debt service requirements and future payments of our outstanding debt is contained in Note 8 to the interim unaudited consolidated financial statements and Note 14 to the consolidated financial statements in our 2018 Annual Report on Form 10-K.

Interest payments on our outstanding debt includes interest associated with finance lease obligations and has been calculated after giving effect to our interest rate swap agreements, using the interest rates as of September 30, 2019 applied to the September 30, 2019 balances, which are assumed to remain outstanding through their maturity dates.

Operating lease obligations include variable charges (primarily maintenance fees and utilities associated with our real estate leases) in effect as of September 30, 2019. A discussion and analysis regarding our operating lease obligations is contained in Note 9 to the interim unaudited consolidated financial statements.

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

As of September 30, 2019, our total liabilities associated with unrecognized tax benefits were approximately $74 million, which were excluded from the table above. We expect that these liabilities may decrease by less than $10 million within the next twelve months, primarily as a result of payments, settlements, expiration of statutes of limitations and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 9 to the consolidated financial statements in our 2018 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass"), we granted UMass the right to require us to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of September 30, 2019, the fair value of the redeemable noncontrolling interest on the interim unaudited consolidated balance sheet was $76 million, which was excluded from the table above. Since the redemption of the noncontrolling interest is outside of our control, we cannot make a reasonably reliable estimate of the timing of the future payment, if any, of the redeemable noncontrolling interest. For further details regarding the redeemable noncontrolling interest, see Note 11 to the interim unaudited consolidated financial statements and Note 16 to the consolidated financial statements in our 2018 Annual Report on Form 10-K.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of September 30, 2019, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

Requirements and Capital Resources

We estimate that we will invest approximately $350 million to $400 million during 2019 for capital expenditures, to support and grow our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including our multi-year new laboratory construction in Clifton, New Jersey, and additional investments in our advanced and consumer growth strategies.

As of September 30, 2019, $1.3 billion of borrowing capacity was available under our existing credit facilities consisting of $529 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. The secured receivables credit facility includes a $250 million loan commitment which matures October 2019, and a $250 million loan commitment and a $100 million letter of credit facility which mature October 2020. The senior unsecured revolving credit facility matures in March 2023. For further details regarding the credit facilities, see Note 14 to the consolidated financial statements in our 2018 Annual Report on Form 10-K and Note 8 to the interim unaudited consolidated financial statements.

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

During the third quarter of 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 13 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 1A. Risk Factors

Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 include a discussion of our risk factors. There have been no material changes in the risk factors described in those reports.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2019.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2019 – July 31, 2019
Share Repurchase Program (A)	85,454	$102.39	85,454	$483,379
Employee Transactions (B)	—	$—	N/A	N/A
August 1, 2019 – August 31, 2019
Share Repurchase Program (A)	388,450	$100.96	388,450	$444,160
Employee Transactions (B)	785	$100.99	N/A	N/A
September 1, 2019 – September 30, 2019
Share Repurchase Program (A)	19,919	$101.91	19,919	$442,130
Employee Transactions (B)	73	$102.45	N/A	N/A
Total
Share Repurchase Program (A)	493,823	$101.25	493,823	$442,130
Employee Transactions (B)	858	$101.11	N/A	N/A

(A)
Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $8 billion of share repurchases of our common stock through September 30, 2019. The share repurchase authorization has no set expiration or termination date.

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

Item 6.	Exhibits

Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20190930.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20190930_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20190930_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20190930_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20190930_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 23, 2019
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
Chairman, Chief Executive Officer
and President

By	/s/ Mark J. Guinan
Mark J. Guinan
Executive Vice President and
Chief Financial Officer