Form 10-K
period 2019-12-31
QUEST DIAGNOSTICS INC
filed 2020-02-20
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 001-12215

Quest Diagnostics Incorporated

Delaware			16-1387862
(State of Incorporation)			(I.R.S. Employer Identification Number)
500 Plaza Drive
Secaucus,	NJ	07094
(973)	520-2700

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	DGX	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes            No      X
As of June 30, 2019, the aggregate market value of the approximately 134 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $13.7 billion, based on the closing price on such date of the registrant's Common Stock on the New York Stock Exchange.

As of January 31, 2020, there were outstanding 133,455,068 shares of the registrant’s common stock, $.01 par value.

Documents Incorporated by Reference	Part of Form 10-K into which incorporated
Document
Portions of the registrant's Proxy Statement to be filed by April 29, 2020	Part III
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
LAB Act - Laboratory Access for Beneficiaries Act
LDT - Laboratory-Developed Test
PAMA - The Protecting Access to Medicare Act of 2014

The discussion also includes several tables, indexed in the following guide.

Guide to Tables
Services Portfolio	Table 1
Approaches to Accelerate Growth	Table 2
Key Professional Laboratory Services Offerings	Table 3
Clinical Franchises	Table 4
Consumer-Centric Initiatives	Table 5
Major Themes to Drive Operational Excellence	Table 6
Our Strengths	Table 7
Assets and Capabilities	Table 8
2019 Net Revenues	Table 9
Clinical Testing Industry	Table 10
Key Trends	Table 11
Reducing Healthcare Costs and Improving Care	Table 12
Customers	Table 13
Potential Factors Considered When Selecting a Diagnostics Information Services Provider	Table 14
2019 Medicare and Medicaid Revenues as % of Consolidated Net Revenues	Table 15
Key Regulatory Schemes	Table 16
Information Available at Our Corporate Governance Webpage	Table 17
Executive Officers	Table 18

Item 1. Business

INTRODUCTION

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

During 2019, we generated net revenues of $7.7 billion. Additional financial information concerning Quest Diagnostics, including our consolidated subsidiaries and businesses, for each of the years ended December 31, 2019, 2018 and 2017 is included in the consolidated financial statements and notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

Our vision, aspirational goals and values are set forth below.

We believe that our vision, aspirational goals and strategy (discussed below) align very well with, and our strong value proposition supports, the triple aim of healthcare: improving medical quality and the patient experience while reducing the cost of care.

OUR STRATEGY

We have a two-point business strategy, reviewed by our Board of Directors, to achieve our vision and our goals.

Accelerate Growth

Our strategy to accelerate revenue growth is based on the Company’s portfolio of services.
Services Portfolio (Table 1)
Activity	Key Characteristics	At A Glance	Quest Value Proposition
General Diagnostics	Testing services generating strong cash flows and steady growth	• Routine and non-routine testing services • Largest revenue stream • Essential portion of health care delivery	• Scale • Operational excellence • Access and convenience
Advanced Diagnostics	Testing services targeting faster growth through innovation testing model	• Genetic and advanced molecular testing services • An important part of precision medicine • Innovation-based competitors	• Rich clinical, scientific and medical innovation expertise • Quality and reliability of new assays • Ability to manage potential new regulatory requirements
Diagnostic Services	Laboratory and data-related healthcare opportunities targeting faster growth
• Enables partners to deliver health care more efficiently (e.g., risk assessment; Professional Laboratory Services; wellness)
• Services to support population health (e.g., data analytics; extended care services)
• Extensive diagnostic capability • Large and growing database and analytics expertise • Partnerships with industry leaders across healthcare landscape

We have identified the following five approaches to accelerate growth.
Approaches to Accelerate Growth (Table 2)
1. Delivering a compound annual revenue growth rate of more than 2% through accretive, strategic acquisitions
Plus organic growth through:
2. Partnering with health plans, IDNs and other risk bearing entities
3. Offering the broadest access to diagnostic innovation
4. Being recognized as the consumer-friendly provider of choice of diagnostic information services
5. Supporting population health with data analytics and extended care services

1. Growing through acquisitions. We have maintained a strategy since November 2018 to grow revenue each year by more than 2% compound annual growth rate through accretive, strategic acquisitions. Our approach to acquisitions is discussed below under the heading Deliver disciplined capital deployment.

2. Partnering with health plans, IDNs and other risk bearing entities. To help accelerate growth, we focus on large opportunities to partner with outside entities. We strengthen our relationships with health plans and increase the volume of our services for their members by driving value with employers and providing strong value propositions for members and clinicians. This includes building an information platform to help health plans manage utilization and population health, and enhancing processes to help plans keep laboratory testing in network. Effective January 1, 2019, the Company established a long-term strategic partnership with UnitedHealthcare, including collaborating on a variety of value-based programs, became a preferred provider to Horizon Blue Cross Blue Shield of New Jersey for most products and became a participating provider to Blue Cross Blue Shield of Georgia. Effective July 1, 2019, the Company was selected to be one of only five lab companies named participants in the UnitedHealthcare Preferred Lab Network, meeting exceptional criteria for access, cost, data, quality and service.

We believe that the growing market challenges faced by IDNs, including continued price transparency, cost and utilization pressure, evolving healthcare payment models, capital needs, changing technology and limited resources, provides us with an opportunity to more effectively partner with them as they consider their laboratory testing strategy and will drive demand for our expertise. We have deployed a dedicated health systems team to strengthen our relationships with IDNs, including with respect to their reference testing. We provide reference testing for approximately 50% of hospitals in the U.S., and are the leading provider of this testing in the country. In 2019, we implemented new Professional Laboratory Services relationships with Catholic Health Services of Long Island and Regional Medical Center of Orangeburg, S.C.

Our industry-leading Professional Laboratory Services suite of solutions help IDNs build and execute their laboratory strategy, improve quality, reduce the cost of care and focus on core competencies.
Key Professional Laboratory Services Offerings (Table 3)
Lab management outsourcing	Advanced data solutions
Joint venture	Reference testing, including advanced diagnostics
Outreach acquisition	Supply chain management and purchasing
Test menu optimization and spend consolidation	Blood utilization management

3. Offering the broadest access to diagnostic innovation. Our diagnostic solutions deliver high clinical value to the medical community nationwide. We create value through scientific and product innovation and solution delivery for major clinical opportunities. Starting with a clinical focus on a specific disease state or clinical problem, we take advantage of advanced technology for more precise, comprehensive and actionable information, and deliver the information to the medical community in a meaningful way. We make innovative diagnostic solutions available to community physicians through our connectivity solutions, operational footprint and by making complex results actionable. We plan to expand our innovative diagnostic solutions through research and development, as well as partnerships with academic institutions, other technology and healthcare leaders and public health agencies.

Our clinical franchises enable us to perform like a boutique while maintaining our scale advantages, and work with our research and development and commercial organizations to identify/deliver new and improved solutions.

Clinical Franchises (Table 4)
Cardiovascular, Metabolic and Endocrinology	Oncology
General Health and Wellness	Prescription Drug Monitoring and Toxicology
Infectious Diseases and Immunology	Sports Science and Human Performance
Neurology	Women’s and Reproductive Health

The continued growth of our tuberculosis and sexually transmitted disease testing in our infectious disease and immunology offerings, prescription drug monitoring and toxicology testing, HemePath blood cancer testing and Cardio IQ® testing are examples of the power of our clinical franchises to foster growth in 2019.

4. Being recognized as the consumer-friendly provider of choice of diagnostic information services. We are focused on the consumer. The Company has a long history of focusing on consumer interests, including being the first national diagnostic information services provider to offer on-line patient appointment scheduling and a patient connectivity solution.

Increasing consumer expectations inform our design for our consumer experience.
Consumer-Centric Initiatives (Table 5)
Consumer reminders
• Consumers whose physicians have ordered a test for them electronically can receive email reminders to complete the test.

• Consumers who have made appointments can receive appointment reminders via text messaging.

Enhanced consumer experience	• Electronic check-in at patient service centers. • Improved on-line pre-registration and appointment scheduling. • Real-time payment determination for payers.
Convenient access	• Partnerships with Walmart and Safeway to expand convenient access to testing services at select Walmart and Safeway locations across the United States (>200 locations at year end).
Consumer-initiated testing
• QuestDirectTM, our consumer-initiated testing service, is available in nearly all states.

• Consumers can choose from test packages (e.g., general health, men's and women's health, digestive health, heart health, infectious disease, sexually transmitted disease) expanded in 2019 to include testing for Lyme disease.

Consumer connectivity and access to information
• >8.7 million registered users in our MyQuest® health portal and mobile connectivity solution.

• MyQuest® supports Health Records using the Apple Health app.

• Using MyQuest,® consumers can manage healthcare for a group of individuals.

Expanded access to basic health care services	• Partnership with Walmart to expand access to basic health care services.

Self-collection technology	• Proprietary, consumer-friendly self-collection technology offered to consumers at home.
Consumer awareness	• Multi-year global collaboration with Ancestry to provide genotyping test services.
Consumer satisfaction	• We are measuring consumer satisfaction, including Net Promoter Score based on experience at our patient service centers.

5. Supporting population health with data analytics and extended care services. We support population health by offering services (e.g., home-based health risk assessments and related services) designed to identify gaps in care in a population, provide clinical solutions to close the gaps and foster consumer engagement with a solution. Our services help healthcare providers, health plans, sponsors and IDNs deliver better care to their patient populations by identifying and filling gaps in care for their patient populations and by enabling them to deliver the most effective healthcare to the right populations and individuals. Our offerings leverage the power of our assets and capabilities (e.g., call centers; patient service centers; and mobile workforce, including professionals) and integrate our extensive clinical data, and include data analytics and extended care services. Our 2019 introduction of Quest Lab StewardshipTM, an innovative new service that employs machine learning to help optimize laboratory test utilization, is an example of our offerings.

Drive operational excellence

We strive to enhance operational excellence and improve our quality and efficiency across every portion of our value chain and operations, from the time that we interact with a potential customer until the time we receive payment.

Major Themes to Drive Operational Excellence (Table 6)
Reduce denials and patient concessions	Standardize and automate
Digitize the customer experience	Optimize

Improving our operations will yield many benefits, including: enhancing customer experience; improving our quality and competitiveness; strengthening our foundation for growth; and increasing employee engagement and shareholder value. We are building a superior experience, at lower cost, for all of our customers, including consumers, health plans, IDNs and clinicians. We endeavor to improve our processes and effectiveness at the same time. We are guided by a service dashboard that focuses throughout our operations on quality for consumers, health care providers and employees, including medical quality, on-time delivery, competitive costs and employee safety.

In 2019, we made strong progress on our initiatives. For example, we continued to drive productivity improvements (e.g., improved electronic order rates; increased electronic enabling of our workflow) across logistics, consumer services and lab services, enabling us to reduce our overall costs per lab requisition. In addition, we are consolidating and simplifying our immunoassay platforms, moving to a single supplier to provide greater throughput, autonomy and a more efficient footprint. Also, we are optimizing our lab network through investments in our new 250,000 square foot flagship laboratory under construction in Clifton, New Jersey, which will provide greater capacity, increased throughput and improved productivity.

Our cost excellence program, Invigorate, includes structured plans to drive savings and improve performance across the value chain, including in such areas as revenue services, information technology and procurement. We currently aim annually to save approximately 3% of our costs, and in 2019 we achieved that goal.

OUR STRENGTHS

We offer high value diagnostic information services and diagnostic solutions that are attractive to our customers.
Our Strengths (Table 7)
Quality	Strong Operating Principles
Assets and Capabilities to Deliver Value	Health Information Technology Solutions and Information Assets
Innovation	Medical and Scientific Expertise
Collaboration	Customer Focus

Quality

Our goal is to provide every patient with services and products of superior quality. We strive to accomplish that through commitment, leadership, and establishing rigorous processes which we measure and continually seek to improve, and by using the Quest Management System, which provides best-in-class business performance tools to create and implement effective and sustainable quality processes. The Quest Diagnostics Quality Program includes policies and procedures to document, measure and monitor the effectiveness of our laboratory operations in providing and improving quality and meeting applicable regulatory requirements. The Quality Program is designed so that the quality of laboratory services is monitored objectively and evaluated systematically to deliver superior quality care, identify opportunities to improve patient care and resolve identified problems. To help achieve our goal of becoming recognized as the undisputed quality leader in the diagnostics information services industry, we have implemented our Quality System Framework, which serves as a reference guide for our employees and describes our Quality System Elements, which provide the structure for each laboratory to achieve and maintain quality processes. We also have a robust Supplier Quality Program designed to ensure we have a high quality supplier network and to raise the bar of quality expectations across that network. Being chosen by UnitedHealthcare as a participant in the UnitedHealthcare Preferred Lab Network reflects the strength of our quality. For additional information about our commitment to quality, see "General - Quality Assurance" on page 21.

Strong operating principles

We have a foundation of three strong operating principles:

•	strengthen organizational capabilities;

•	remain focused on diagnostic information services; and

•	deliver disciplined capital deployment.

Strengthen organizational capabilities. We continuously strive to strengthen our organizational capabilities to support our two-point strategy, enable growth and productivity, better focus on our customers, speed decision-making and empower employees. Highlights include:

•
Align for Growth, Execution and Efficiency. Our organization is designed to align around future growth opportunities, coordinate business units for seamless execution and leverage our company-wide infrastructure to gain more capability, value and efficiency. The value creation side of our business includes product and commercial marketing and is organized by clinical franchise and focuses on customer solutions for the marketplace, including new test development and diagnostic insights. The value delivery side includes sales, laboratory operations, field operations, logistics and client services.

•
Quest Management System. This system provides a foundation for day-to-day management, and includes best-in-class business performance tools to help develop new capabilities to improve our Company. The system enables us to run the Company with a common language, approach and philosophy, and supports our efforts as we build a high-performance culture, with employees focused on behaviors to make us more agile, transparent, customer-focused, collaborative and performance oriented.

•
Everyday Excellence Program. This program includes guiding principles for our entire organization to support a superior customer experience and inspire employees to be their best every day, with every person and with every customer interaction. It is integrated into performance assessments and frontline employee behavioral standards.

•
Leading Quest Academy. The Academy is designed to strengthen our more senior employee leaders through a highly experiential leadership development program to create a high-performance culture and sharpen the capabilities needed to lead our organization. We also offer leadership training programs for other employees.

•	Code of Ethics. Our Code reinforces our commitment to integrity, and aligns with our vision, values, goals and brand.

Remain focused on diagnostic information services. We maintain a sharp focus on providing diagnostic information services.

Deliver disciplined capital deployment. Our disciplined capital deployment framework includes investment in our business, dividends and share repurchases. The framework is grounded in maintaining an investment grade credit rating. We expect to return a majority of our free cash flow to investors through a combination of dividends and share repurchases. Consistent with that expectation, in January 2020 we announced that we increased our quarterly common stock cash dividend by approximately 6%, from $0.53 per common share to $0.56 per common share. This represents our ninth increase in the dividend since 2011. For many years, we have maintained a common stock repurchase program. Since the beginning of 2013, we have returned approximately $3.1 billion to stockholders through repurchases of our common stock. Our share repurchases, dividends and capital expenditures in each of the last five years are presented in Selected Historical Financial Data of Our Company beginning on page 52.

The Company's strategy includes generating growth through value-creating, strategically-aligned acquisitions using disciplined investment criteria. We screen potential acquisitions using guidelines that assess strategic fit and financial considerations, including value creation, return on invested capital and impact on our earnings. In 2019, we consummated the acquisition of certain assets of the clinical laboratory services business of Boyce & Bynum Pathology Laboratories, P.C. Our material acquisitions in each of the last three years are further discussed in Note 6 to the audited consolidated financial statements (Part II, Item 8 of this Report).

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

Assets and capabilities to deliver value

We use our unmatched size, scale and capabilities to deliver a very attractive value proposition to our customers.
Assets and Capabilities (Table 8)
Connectivity	● Provide healthcare connectivity solutions to >364,000 clinician and hospital accounts and interface with approximately 720 electronic health records systems
Data	● The largest private database of de-identified laboratory test results: >50 billion patient data points
Logistics	● Strong logistics capabilities • make approximately 76,000 stops daily • approximately 4,000 courier vehicles • 23 aircraft serving the U.S.
Medical and Scientific Staff	● One of the largest medical and scientific staffs in the industry to provide interpretive consultation • >600 M.D.s and Ph.Ds, many of whom are recognized leaders in their field • Genetic counselors
Other Healthcare Professionals	● Approximately 22,000 phlebotomists, paramedics, nurses and other health and wellness professionals

Consumer Access	● >7,000 patient access points, the most extensive network in the U.S., including phlebotomists in physician offices and >2,275 of our own patient service centers
Health Plan Participation	● Access to approximately 90% of U.S. insured lives
Processing Volume	● Processed approximately 175 million test requisitions in 2019
Range of Testing	● Industry-leading test menu
Patents	● Own or control approximately 1100 issued and 500 pending patents worldwide in 2019

Innovation

We are a leading innovator in diagnostic information services. We develop and introduce new tests, including many with a focus on personalized and targeted medicine, and new services. Our capabilities include discovery, technology development and clinical validation of diagnostic tests. We also partner with other developers of new technologies, services and tests to transfer their innovations to the marketplace, using our in-house expertise (e.g., strength in assay development and commercialization of testing services). These developers include large commercial manufacturers, the academic community, pharmaceutical and biotechnology firms, emerging medical technology companies and others that develop and commercialize novel diagnostics, pharmaceutical and device technologies. We maintain relationships with advisers and consultants who are leaders in key fields of science and medicine. As the industry leader with the largest and broadest U.S. network, we believe we are the distribution channel of choice for developers of new solutions.

We seek innovations and solutions that help healthcare providers care for their patients through better testing for predisposition, screening, monitoring, diagnosis, prognosis and treatment choices, and that will reduce the overall cost of healthcare. We seek to develop innovations and solutions that help to determine a patient's genotype or gene expression profile relative to a particular disease and its potential therapies, because they can help healthcare providers to determine a patient's susceptibility to disease or to tailor medical care to an individual's needs - such as determining if a medication might be an optimum choice for a particular person, or tailoring the right dosage once the proper medicine is prescribed. We endeavor to improve test processes, including through increased automation. In addition, we aim to develop holistic solutions responsive to challenges that healthcare providers and patients face, by developing solutions of tests, information and services focused on specific clinical challenges, and taking advantage of the latest informatics capabilities. We also look for innovations and solutions that are less invasive than currently available options, to increase the choices that healthcare providers and patients have for the collection of diagnostic samples. We additionally seek innovation in the ways we bring solutions to customers, and in the customer experience, including enhanced services and end-to-end solutions for convenience and support. Further, we seek innovative solutions to other challenges related to diagnostics information services faced by IDNS, health plans and other health care market participants.

Collaboration

We believe that strategic relationships, including with healthcare providers, public health authorities, consumer-focused entities and others, can position us for growth at the center of healthcare and that healthcare companies that can partner effectively with others will be successful in the long term. We collaborate with partners that can help us to achieve our vision of empowering better health through diagnostic insights and have relationships across the spectrum of healthcare, including with world class healthcare and consumer-focused leaders, to foster important advances in healthcare, including in precision medicine and healthcare delivery. We plan to continue to pursue strategic relationships to help accelerate growth and drive operational excellence. In 2019, the Company initiated a strategic collaboration with hc1, the bioinformatics leader in precision testing, to introduce our Quest Lab StewardshipTM offering. The Company also became a designated laboratory in the National Cancer Institute - Molecular Analysis for Therapy Choice (NCI-MATCH) precision medicine trial, the largest precision medicine trial of its kind, which is being co-led by the National Cancer Institute and the ECOG-ACRIN Cancer Research Group.

Medical and Scientific Expertise

We have strong medical and scientific expertise and aspire to be a trusted authority in diagnostics medicine, provide insights and tools to support public and personal health, lead and facilitate scientific discussion and inspire innovation. Our medical and scientific experts regularly provide presentations, symposia and webinars regarding diagnostic testing and participate on scientific committees determining guidelines for diagnostic usage. They also publish research that demonstrates the clinical value and importance of diagnostic testing, including in connection with our research and development efforts, in peer-reviewed journals, textbooks and other publications. For over 30 years, the Company has published the Quest Diagnostics Drug Testing Index,TM a series of reports on national workplace drug positivity trends based on the Company's employer workplace drug testing data, that is widely cited by employers, the federal government and the media to help identify and quantify drug abuse among the nation's workforce. The Company also publishes Quest Diagnostics Health Trends,TM a series of scientific reports that provide insights into health topics, based on analysis of objective clinical laboratory data, to empower better patient care, population health management and public health policy.

    Health Information Technology Solutions and Information Assets

We have a history of providing leading information technology for diagnostic information services, including for patients, clinicians and healthcare organizations. We were the first national diagnostic information services provider to offer on-line patient appointment scheduling and a patient connectivity solution. Our MyQuest® patient healthcare portal, with over 8.7 million registered users at year-end 2019, enables patients to manage healthcare and medical information for themselves and a circle of others and, among other things, use their smartphone or computer to order a test, find a Quest Diagnostics location, schedule appointments, receive appointment reminders, and receive and archive their test results. We are a founding member of the Synaptic Healthcare Alliance, which is working to create a platform, powered by blockchain technology, that enables a culture of innovation, removes friction and solves shared challenges impacting constituents across healthcare today.

We also have significant information assets and offer a robust portfolio of powerful analytics that inspire action and deliver value to an array of customers. We offer an array of Quanum® solutions based on data insights, including retrospective analytics solutions for healthcare professionals and practices, health plans, IDNs, pharmaceutical companies and public health. We believe that solutions can tap the potential of large amounts of clinical information to: enhance the customer experience; deliver more precise, comprehensive solutions and actionable information; provide increased and interactive insights and analytics; foster greater adherence to clinical and reimbursement guidelines; and advance the development of precision medicine. We believe that the breadth and depth of our data, combined with our powerful analytics capabilities, enables us to take advantage of important data-based opportunities in diagnostics, and provides us a competitive advantage.

Customer Focus

Our brand -- Action from Insight® -- reflects our commitment to a superior customer experience. The customer is at the center of everything we do; we strive to give them reason to put their trust in us.  We use customer insights in developing our approach, listening to the voice of customers to identify and implement solutions and processes that will result in a superior customer experience.  We also maintain our Everyday Excellence program, which includes guiding principles to support a superior customer experience, inspiring our employees to be their best every day, with every person and with every customer interaction.

BUSINESS OPERATIONS

The Company is made up of two businesses: Diagnostic Information Services and Diagnostic Solutions. Our Diagnostic Information Services business develops and delivers diagnostic information services, providing insights that empower and enable a broad range of customers, including patients, clinicians, hospitals, IDNs, health plans, employers and ACOs. Our Diagnostic Solutions group includes our risk assessment services business, which offers solutions for insurers, and our healthcare information technology businesses, which offers solutions for healthcare providers. Our services primarily are provided under the Quest Diagnostics brand, but we also provide services under other brands, including AmeriPath,® Dermpath Diagnostics,® Athena Diagnostics,® ExamOne,® and Quanum.®

We are the leading provider in the United States, where we conduct substantially all of our business, of clinical laboratory and anatomic pathology testing, and related services. We see opportunities to bring our experience and expertise in diagnostic information services to markets outside the United States, including leveraging existing facilities to serve new markets. We have laboratory facilities in Mexico and Puerto Rico, and have a majority interest in a joint venture in Brazil providing drugs of abuse testing in that market. We are a founding member, with other leading diagnostic laboratories outside the United States, of the Global Diagnostics Network,TM a strategic working group of diagnostic laboratories committed to unleashing and sharing local innovation to increase global access to diagnostic science, information and services and generating enhanced diagnostic insights to improve the delivery of global healthcare; the Network expanded in 2019.

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

Our services. We are the world's leading provider of diagnostic information services. We provide information and insights based on the industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. We have strong testing capabilities, including services for the predisposition, diagnosis, treatment and monitoring of cancers and other diseases, and offer advanced tests in many fields, including endocrinology, immunology, neurology and oncology. Increasingly, we are focused on providing solutions and insights to our customers, based on the testing that we perform, the data that we gather and our extensive medical, information and connectivity assets. We believe that offering services, solutions and insights based on a full range of tests, information assets and other capabilities strengthens our market offering, market position and reputation.

We offer the broadest access in the United States to clinical testing. We maintain a nationwide network of laboratories, including advanced laboratories (such as our world-renowned Quest Diagnostics Nichols Institute®) as well as rapid response laboratories (smaller facilities where we can quickly perform an abbreviated menu of routine tests for customers that require rapid turnaround times). We operate 24 hours a day, 365 days a year. Our nationwide network also includes patient service centers, phlebotomists in physician offices, and our connectivity resources, including call centers and mobile paramedics, nurses and other health and wellness professionals. Our large in-house staff of medical and scientific experts, including medical directors, scientific directors, genetic counselors and board certified geneticists, provide medical and scientific consultation to healthcare providers and patients regarding our tests and test results, and help them best utilize our services to improve outcomes and enhance satisfaction. We also provide testing (including anatomic pathology) services and medical director services at hospital laboratories.

We are a leading provider of diagnostic information services for infectious disease, such as tuberculosis (e.g., our T.SPOT.TB and Quantiferon offerings) and tick-borne disease (e.g., our Accutix® offering), and strive to be the first to provide diagnostic solutions for emerging infectious diseases (e.g., our offerings for Zika, West Nile Virus, SARS and Influenza A H1N1). We have leading positions in prescription drug monitoring and toxicology, in neurology diagnostics, in advanced cardiovascular diagnostic information services, including our CardioIQ® and Cleveland HeartLab® offerings, and in cancer diagnostics, including our QuestVantage® and Med FusionTM offerings. We are a leader in providing testing for the detection of employee use of drugs of abuse, offering a full range of solutions, including urine, hair, blood and oral fluid tests. We are the largest workplace drug testing provider certified by the U.S. Department of Health and Human Services to perform drug testing using electronic custody and control forms for federally-mandated, safety-sensitive workers.

We are a leading provider of population health services, including biometric screenings, flu shots and related preventative services that leverage clinical data to improve population health outcomes and reduce healthcare spend. Our solutions enable employers to leverage screening insights to identify chronic disease risks, connect employees to needed in-network care, and empower better health. Our offering includes intervention programs focused on connecting participants to the right care at the right time, such as a program designed to prevent diabetes and other chronic conditions, and another program that enables participants to speak with a board-certified physician about their results and to be guided about actions based on those results. These services are sold directly to employers and through reseller partnerships with health plans.

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

We offer an array of population health solutions. Our services build on the power of our information assets and data capabilities and help clinicians, health plans, sponsors and IDNs deliver better care to their patient populations by identifying gaps in care in a population, providing clinical solutions to close the gaps and fostering consumer engagement with a solution. Our extended care services, including home-based health risk assessments and related services, leverage our assets and capabilities (e.g., call centers, patient service centers and mobile workforce, including professionals) and focus on extending the reach of clinician offices beyond their traditional four walls to assess the health of their populations, and doing so when and where it is convenient for consumers. Once gaps are identified, we engage patients in our retail sites, in home or by telephone, including through our call centers and our mobile base capabilities, including highly-trained healthcare professionals. We also offer services such as diabetic retinopathy and bone density examinations.

We offer services to pharmaceutical companies. We have expertise with laboratory developed tests for companion and complementary diagnostics, and offer an array of assets and services to support the development of companion diagnostics, including our robust data set and patient services network. We also offer Quest Clinical Trials ConnectTM to help accelerate clinical trials (and thus the speed of drugs to market) through better patient recruitment, involvement and management, and improved physician outreach.

We also offer sports teams, including at the professional and collegiate levels, our BluePrint for Athletes® performance tools, based on biomarker testing, designed to optimize high-level athletic performance through actionable insights. Our service provides the context for athletes to consider performance variables holistically, including nutritional education and intervention, maximum fitness, injury assessment and training load monitoring as well as sophisticated biometric analysis.

Diagnostic Solutions

We are the leading provider of risk assessment services for the life insurance industry. In addition, we offer healthcare organizations and clinicians robust health information technology solutions.

Risk Assessment Services. ExamOne® is the largest provider of risk assessment services to the life insurance industry in North America; it also provides these services for insurance companies operating outside North America. Our risk assessment services comprise underwriting support services, including data gathering, paramedical examinations and clinical laboratory testing and analytics, designed to assist life insurance companies objectively to evaluate the mortality risks of applicants. Most specimen collections and paramedical examinations are performed by our network of paramedical examiners at the applicant's home or workplace, but they also are offered at hundreds of Company patient service centers and hundreds of additional North American locations.

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

Other

Q2 Solutions,® our joint venture with IQVIA Holdings Inc., is the second largest central laboratory services company in the world and provides services to customers across all segments of the biopharmaceutical industry. Central laboratory testing services are critical to advances in genomics, precision medicine and drug development. We own a minority interest in Q2 Solutions, which has helped develop many of the oncology precision medicine drugs approved by the FDA in recent years.

THE CLINICAL TESTING INDUSTRY

Key Trends

The healthcare system in the United States is evolving; significant change is taking place in the system. We expect that the evolution of the healthcare industry will continue, and that industry change is likely to be extensive. There are a number of key trends that are having, and that we expect will continue to have, a significant impact on the diagnostic information services business in the United States and on our business. These trends, discussed in the table below, present both opportunities and risks. We believe that several of the trends, including consolidation, price transparency and consumerization, are favorable to our business.

Because diagnostic information services is an essential healthcare service and because of the key trends discussed below, we believe that the industry will continue to grow over the long term. In addition, we believe that the clinical testing market continued with fundamental changes in 2019. First, we believe that PAMA-driven reimbursement pressure is negatively impacting access to care and hurting the clinical testing industry, and remains a catalyst for structural change in the market. Second, we believe that our expanded health plan network access and increased health plan focus on driving better value in laboratory testing services will reduce variation in spending on these services. Third, we believe that ongoing consumerization in healthcare, with increased cost being borne by consumers, is sharpening focus on price disparities. We believe that these changing market fundamentals will benefit low-cost, high-value providers like Quest and that we are well positioned to grow from the changing market conditions and benefit from the long-term growth expected in the industry.

Key Trends (Table 11)
PAMA-driven reimbursement pressure
Pursuant to PAMA, CMS promulgated revised reimbursement rates schedules for clinical laboratory testing services provided under Medicare for 2018, 2019 and 2020. Under the revised Medicare Clinical Laboratory Fee Schedule, reimbursement rates for many clinical laboratory tests were reduced in 2018 and 2019 and are scheduled to be reduced again by approximately 10% in 2020 (rates, and reductions, vary by test). PAMA calls for further revision of the Medicare Clinical Laboratory Fee Schedule for years after 2020, based on future surveys of market rates; reimbursement reduction from 2021-23 is capped by PAMA at 15% annually.

In late 2019, the LAB Act became law. The LAB Act provides an opportunity for reforms to PAMA by delaying PAMA's next data collection and reporting period until January 1, 2021 and by ordering a study to determine ways to improve future collection of more representative market rate data under PAMA.

The American Clinical Laboratory Association, of which the Company is a member, initiated a lawsuit charging that in implementing PAMA, CMS failed to follow a Congressional directive to implement a market-based laboratory payment system. The lawsuit is pending.

Based on our discussions during 2019 with other lab testing providers, we believe that PAMA is negatively impacting participants in the laboratory testing industry generally, including hospitals as well as independent clinical laboratories. In addition, during 2019, the nation's largest provider of laboratory testing services to nursing homes, which provided testing to approximately 12,000 facilities in more than 35 states, filed for bankruptcy protection; press reports cited PAMA as a reason for the bankruptcy.

Health plans driving value in lab spending
Hospitals, which provide outreach testing and may encourage clinicians to send their outreach testing to the hospital's laboratory, historically were able to negotiate higher reimbursement rates with health plans than commercial clinical laboratories for comparable services. In addition, health plans generally reimburse non-participating laboratory testing providers at higher out-of-network rates. As we have expanded our health plan network access, we are finding increased interest among health plans in driving better value in spending for laboratory testing. Health plans increasingly are taking steps to encourage the movement of testing volume to high value, low cost providers like our Company, including by identifying preferred provider partners, plan design changes (e.g., zero-dollar out-of-pocket costs for members using preferred providers) and better aligning reimbursement rates for hospital-based providers and independent commercial laboratories. The UnitedHealthcare Preferred Lab Network, in which we were chosen to participate, is a recent example of a health plan taking these steps.

Health plans also are increasingly adopting policies, practices and procedures based on requirements imposed by government payers such as Medicare and Medicaid. These policies, practices and procedures are subject to change, and may be changed without notice to us.

Consumerization
Consumers are our customers. Increasingly, consumers are engaged in their own healthcare, being empowered to understand and manage their healthcare. Consumers are taking increased interest in and responsibility for their healthcare, their expectations of healthcare providers are increasing and they are becoming more sophisticated regarding healthcare. Some patients are interested in ordering their own diagnostics tests, rather than relying upon a healthcare professional to order the tests. In addition, consumers often are bearing increased financial responsibility for their healthcare (e.g., high deductible health plans; rising deductibles). In our experience, consumers are more focused on transparency, ease of doing business and understanding diagnostics information services than they have been in the past. Consumers increasingly are demanding convenience; a superior and personalized experience relevant to their needs; and to be empowered to make their own healthcare decisions. In addition, consumers are seeking prompt, direct access to their test results. Increasingly, consumers are motivated to find high quality service providers with low prices, like our Company.

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

Healthcare industry evolution
Clinicians, health plans, IDNs, ACOs, employers and others, have been consolidating, converging and diversifying. For example, an increased number of hospital systems are considering establishing or have established health insurance plans, and health insurance plans are considering providing or are providing healthcare services. In recent years, a leading provider of retail medical clinics and pharmacy benefits management services has acquired a leading health insurance provider, a leading health insurance provider has acquired a leading pharmacy benefits manager, and the corporate parent of a leading health insurance company provides a wide array of health care services through its non-insurance company subsidiaries. Health plans are entering agreements with other providers of healthcare services, including laboratory testing services providers, to partner on value-based approaches to delivering health care to populations.

Consolidation is increasing pricing transparency and bargaining power, and may encourage internalization of clinical testing.

Physicians frequently now are employed by hospital systems, IDNs, ACOs or large group practices integrated with healthcare systems, instead of organizing physician-owned practices, which is impacting the dynamics for whether clinical testing is performed in or outside of a hospital. Physicians and other clinicians also increasingly are being employed by health plans or their affiliates.

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

In addition the ACA continues to result in changes in the way that some healthcare services are purchased and delivered in the United States. Hospitals and IDNs are under significant pressure, and are evolving.

Pricing transparency
There has been a trend toward greater pricing transparency in healthcare, including in the laboratory testing marketplace. Several states have taken action to foster greater pricing transparency in healthcare. For example, Massachusetts has launched a website to help consumers understand the wide variation in health care costs. In addition, in June 2019 the President issued an executive order on improving price and quality transparency in American healthcare, and later in 2019 federal government agencies unveiled regulations designed to increase price transparency in healthcare: proposed rules requiring group health plans and insurers to disclose cost-sharing information to consumers in advance of care being provided; and final rules requiring hospitals to disclose information on negotiated rates for consumers.

Increased price transparency, combined with increased patient financial responsibility for medical care, is enhancing purchasing sophistication and changes in behavior in the healthcare marketplace. We believe that increased price transparency should benefit low cost, high value providers like our Company.

Competition
The diagnostic information services industry remains fragmented, is highly competitive and is subject to new competition.

Competition is emerging from new technologies (e.g., digital pathology) and growing from non-traditional competitors. Increased hospital acquisitions of physician practices may enhance clinician ties to hospital-affiliated laboratories and may strengthen their competitive position. However, in light of other trends, including continued reimbursement pressure, hospitals may change their approach to providing clinical testing services.

New industry entrants with extensive resources may make acquisitions or expand into our traditional areas of operations.

Healthcare utilization
Healthcare utilization in the United States has fluctuated based on a number of factors. These factors include, without limitation, the economy, healthcare benefits design, patients delaying medical care, and increased consumer financial responsibility for, interest in and control of their healthcare.

The ACA contained provisions eliminating patient cost-sharing for preventative services, and additional provisions that we believe have increased the number of patients that have health insurance, including Medicaid, and thus better access to diagnostic testing.

Reimbursement pressure; affordability
There is a strong focus in the United States on controlling the overall cost of healthcare.

Healthcare market participants, including governments, are focused on controlling costs. Examples of cost control approaches include reducing reimbursement for healthcare services, changing reimbursement for healthcare services (e.g., shift from fee for service to capitation), changing medical coverage policies (e.g., healthcare benefits design), denying coverage for services, requiring preauthorization of laboratory testing, requiring co-pays, introducing laboratory spend management utilities and payment and patient care innovations such as ACOs and patient-centered medical homes. CMS has set goals for value-based reimbursement to be achieved in Medicare. There is increased market activity regarding alternative payment models, including bundled payment models.

The Health Transformation Alliance, a group of over 40 major U.S. companies, was formed to improve and reform the healthcare system in the United States. The rising cost of healthcare in the United States was a key driver for the formation of this alliance.

In 2018, a trio of high profile U.S. corporations, citing rising health care costs, announced plans to reduce their workers' health care costs by forming a non-profit venture that would provide simplified, high-quality healthcare for their workers.

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

Legislation introduced in Congress would enable the FDA to regulate LDTs, in vitro diagnostics, software and other items used in the diagnosis of disease. If the legislation becomes law, the FDA could regulate diagnostic tests and components and platforms used as part of these tests. If the legislation becomes law, it could have a significant impact on the clinical laboratory testing industry, including regulating LDTs in new ways, while creating avenues of opportunity and competition regarding clinical laboratory testing. New competitors may enter the industry, and competition may come in new forms.

The ACA has created significant uncertainty as healthcare markets react to changes. For example, more than half of the states have opted in to Medicaid expansion and employers may discontinue offering group health insurance to their employees, shifting more people to exchange products.

Certain aspects of the ACA have been repealed, delayed or modified (e.g., the medical device excise tax). The scope and timing of any further legislation to repeal, amend, replace, or reform the rest of the ACA is uncertain, but if such legislation were to become law, it could have a significant impact on the U.S. healthcare system. In addition, uncertainty regarding the status of the ACA prior to any such repeal, amendment, replacement or reform could create uncertainty generally in the healthcare market.

Several federal courts have recently issued determinations that portions of the ACA are unconstitutional; those rulings are not yet final. Uncertainty about court rulings regarding the ACA could add to uncertainty in the healthcare market.

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

Healthcare services delivery
Healthcare delivery is moving out of hospitals, doctor offices and other traditional locations in which it had been provided. Care is increasingly being provided in new settings, such as out-patient, consumer-focused and home settings. For example, see the discussion of Emerging Retail Healthcare Providers in table 13. This dynamic offers new opportunities and challenges for healthcare providers and reflects not only efforts to take advantage of new technologies, but also the trends of consumerization and affordability, each of which are discussed above in this table.

The Value of Diagnostic Information Services

As noted in table 11, there is an increased focus on the affordability of healthcare. There also is increased focus on a disease-oriented approach to diagnostics, treatment and management. Healthcare providers, consumers and payers increasingly recognize the value of diagnostic information services as a means to improve health and reduce the overall cost of healthcare through early detection, prevention and treatment. Healthcare providers increasingly rely on diagnostic information services to help identify risk for a disease, to detect the symptoms of disease earlier, to aid in the choice of therapeutic regimen, to monitor patient compliance and to evaluate treatment results. Table 12 highlights how diagnostic information services contribute to improving care and reducing health care costs.

Reducing Healthcare Costs and Improving Care (Table 12)
• Identifying patients at risk for disease before they require urgent care, hospital treatment or expensive therapies
• Helping clinicians to target the right medicines for the right patients at the right time
• Identifying treatment-related side effects
• Early assessment of the efficacy of a therapy, enabling changes or discontinuation of ineffective therapies
• Enabling population health management by utilizing diagnostic information, identifying gaps in care and delivering targeted solutions to individuals who need care
• Identification and proactive management of individuals at risk for developing chronic diseases, to decrease progression and associated costs and morbidity
• Providing telemedicine services along with laboratory testing to help individuals interpret and obtain appropriate advice and referrals into needed care

Customers

We provide diagnostic information services to a broad range of customers, including those discussed below. As discussed in table 11 above, customers are consolidating, converging and diversifying. In many cases, the customer that orders our services is not responsible for paying for these services. Depending on the billing arrangement and applicable law, the payer may be the patient or a third party, such as a health plan, Medicare or a Medicaid program. Increasingly, patients are bearing greater responsibility for some portion of the payment for the services we provide to them, even if a third party is primarily responsible for payment.

Customers (Table 13)
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

Health plans and IPAs often require that diagnostic information services providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing such services through capitated payment arrangements. Under capitated payment arrangements, we provide services at a predetermined monthly reimbursement rate for each covered member, generally regardless of the number or cost of services provided by us. Under some capitated programs, we may provide certain services on a negotiated fee-for-service basis. Reimbursement under programs that do not provide for capitated payments is typically negotiated on a fee-for-service basis.

Reimbursement from our five largest health plans totaled approximately 20%, and no one health plan accounted for 10%, of our consolidated net revenues in 2019. Health plans typically negotiate directly or indirectly with a number of diagnostic information services providers, and represent approximately one-half of our total clinical testing volumes and approximately 40% of our net revenues from diagnostic information services. There has been a trend of consolidation among health plans. Some health plans also have narrowed their provider networks.

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

Effective January 1, 2019, Quest Diagnostics became a participating provider to UnitedHealthCare, Blue Cross Blue Shield of Georgia and Horizon Blue Cross and Blue Shield in New Jersey. With access to an additional approximately 43 million insured lives, the Company now has access to approximately 90% of the insured lives in the U.S., including very strong access in key high-population states, its best access to health plan members in over a decade. We believe that this improved access increases our attractiveness to other customer groups, including clinicians, patients and employers.

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

Clinicians determine which laboratory to recommend or use based on a variety of factors, including those set forth in table 14.

Hospitals
We believe that we are the industry's leader in servicing hospitals. We provide services to hospitals throughout the United States, including advanced testing services, in some cases helping manage their laboratories and serving as the medical directors of the hospital's histology or clinical laboratory, including through our Professional Laboratory Services offerings (our industry-leading Professional Lab Services offering is discussed in Table 3 above). Hospitals generally maintain an on-site laboratory to perform the significant majority of clinical testing for their patients (inpatients and outpatients) and refer certain testing to outside service providers, which typically charge the hospitals on a negotiated fee-for-service basis. Fee schedules for hospital reference testing services often are negotiated on behalf of hospitals by group purchasing organizations.

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

Consumers
We are well positioned to provide information and insights to patients to help them take actions to improve their healthcare. The changing expectations of patients about their healthcare and their healthcare transactions are influencing our services and the way we provide them. See the discussions of our consumer strategy at page 5 and consumerization above in table 11.

Emerging Retail Healthcare Providers
In recent years, as the healthcare sector changes, retail providers of healthcare services have emerged and are growing. These providers include "big-box" retailers, pharmacy chains, supermarkets, urgent care centers and Internet-based service providers.

We are taking advantage of opportunities to work with these providers, not only to offer new access points for our services (e.g., our collaboration with Safeway), but also to grow our business by expanding our service offerings (e.g., our joint venture with Walmart). See the discussion of our consumer strategy at page 5.

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

We also offer Quest Clinical Trials Connect,TM to help accelerate clinical trials (and thus the speed of drugs to market) through better patient recruitment, involvement and management, and improved physician outreach.

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
Potential Factors Considered When Selecting a Diagnostic Information Services Provider (Table 14)
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

The diagnostic information services industry is faced with changing technology, new product introductions and new service offerings. Competitors may compete using advanced technology, including technology that enables more convenient or cost-effective testing. Digital pathology, still in an emerging state, is an example of this. Competitors also may compete on the basis of new service offerings. Competitors also may offer testing to be performed outside of a commercial clinical laboratory, such as (1) point-of-care testing that can be performed by physicians in their offices; (2) testing that can be performed by hospitals in their own laboratories; and (3) home testing that can be carried out without requiring the services of outside providers.

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

GENERAL

Sales and Marketing. Our Diagnostic Information Services business has a unified commercial organization focused on the sale of most of our services. It coordinates closely with our clinical franchises (discussed above under the heading Our Strengths) and marketing organization. The commercial organization is centrally led, and is organized regionally, in conjunction with our operations organization, to focus on local customer needs and to ensure aligned delivery for our customers. Our commercial organization employs world-class processes and tools and strong management discipline. We provide industry-leading training and development, focus on opportunities with IDNs and specialty physicians, and foster a customer-focused, performance-driven culture. We also maintain distinct sales and marketing organizations for our employer drugs-of-abuse testing services in Diagnostic Information Services and our offerings in Diagnostic Solutions.

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

Quality Assurance. As discussed further under the heading Quality, our goal is to provide every patient with services and products of superior quality, and to meet that goal we have adopted the Quest Diagnostics Quality Program System. Employing root cause analysis, process improvements and rigorous tracking and measuring, we continuously seek to enhance quality, reduce defects, further increase the efficacy and efficiency of our operations and processes, eliminate waste and help standardize operations across our Company.

In our laboratory operations, our quality assurance efforts focus on pre-analytic, analytic and post-analytic processes, including positive patient identification of specimens, appropriate specimen transport, analysis and report accuracy, proficiency testing, reference range relevance, process audits, statistical process control and personnel training for all of our laboratories and patient service centers. As part of our quality assurance program, we utilize internal and external proficiency testing, comprehensive quality control and rigorous process audits. We monitor test results to identify trends, biases or imprecision in our analytical processes. We also focus on the licensing, credentialing, training and competence of our professional and technical staff.

In addition, we have accreditation or licenses for our clinical laboratory operations from various regulatory agencies or accrediting organizations, such as CMS, CAP and certain states. All of our laboratories participate in external quality surveillance programs, including proficiency testing programs administered by CAP and several state agencies. CAP is an independent, nongovernmental organization of board-certified pathologists approved by CMS to inspect clinical laboratories to determine compliance with the standards required by CLIA. CAP offers an accreditation program to which clinical laboratories may voluntarily subscribe. All of our major laboratories, including our laboratories outside the U.S., and a number of our rapid response laboratories, are accredited by CAP. Accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program. Also, our cytotechnologists and pathologists participate in an internal peer-review evaluation and one or more external individual proficiency testing programs. In addition, some of our laboratories also have International Organization for Standardization certification for their quality management systems.

For additional information about our commitment to quality, see "Our Strengths - Quality " on page 7.

Intellectual Property Rights. We own significant intellectual property, including patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks in the United States and other countries. From time to time, we also license patents, patent applications, technology, trade secrets, know-how, copyrights or trademarks owned by others; we also may license our intellectual property to others. In the aggregate, our intellectual property assets and licenses are of material importance to our business. We believe, however, that no single patent, technology, trademark, intellectual property asset or license is material to our business as a whole. Our approach is to manage our intellectual property assets, to safeguard them and to maximize their value to our enterprise. We actively defend our important intellectual property assets and pursue protection of our products, processes and other intellectual property where possible.

Enterprise Risk Management Program. We maintain an enterprise risk management program designed to promote a culture of risk awareness throughout the Company's key business, operations and support functions. Our program, which is integrated with the Company’s governance, performance management and internal control frameworks, entails a formal continuous process that identifies, assesses, mitigates and manages the risks from both internal and external conditions that could significantly impact the Company and influence its business strategy and performance. The program is based on the most recent framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which focuses on the following risk types:

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

As part of our program, we routinely assess our enterprise level risks, overall Company-level risk tolerance and the effectiveness of risk management, and monitor the progress of and resources applied to risk mitigation; our Board of Directors actively oversees our program. Our primary risk factors are discussed in Risk Factors beginning on page 28.

Billing; Government Reimbursement. We generally bill for diagnostic information services on a fee-for-service basis under one of two types of fee schedules; fees may be negotiated or discounted. The types of fee schedules are:

•	“Client” fees charged to physicians, hospitals and institutions for which services are performed on a wholesale basis and which are billed on a monthly basis.

•	“Patient” fees charged to individual patients and certain third-party payers on a claim-by-claim basis.

Billing for diagnostic information services is very complicated. Patients, insurance companies, Medicare, Medicaid, physicians, hospitals, IDNs, ACOs and employer groups all have different billing requirements. Some billing arrangements require us to bill multiple payers, and there are several other factors that complicate billing (e.g., disparity in coverage and information requirements among payers; incomplete or inaccurate billing information provided by ordering clinicians; and lack of access to patients before testing). We maintain compliance policies and procedures for our billing practices, and we audit our practices for compliance with applicable laws and regulations and internal policies and procedures.

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

Part B of the Medicare program contains fee schedule payment methodologies for clinical testing services performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. Historically, the Medicare Clinical Laboratory Fee Schedule and the Medicare Physician Fee Schedule established under that program have been subject to change, including each year. Pursuant to PAMA, CMS promulgated revised reimbursement schedules for 2018 - 2020 for clinical laboratory testing services provided under Medicare. Reimbursement rates for many clinical laboratory tests were reduced in 2018 and 2019 and are scheduled to be reduced again by approximately 10% in 2020 (rates, and reductions, vary by test). PAMA calls for further revision of the Medicare Clinical Laboratory Fee Schedule for years after 2020, based on future surveys of market rates; reimbursement reduction from 2021-23 is capped by PAMA at 15% annually. In late 2019, the LAB Act became law. The LAB Act provides an opportunity for reforms to PAMA by delaying PAMA's next data collection and reporting period until January 1, 2021 and by ordering a study to determine ways to improve future collection of more representative market rate data under PAMA.

Employees. At December 31, 2019, we employed approximately 47,000 people. This total excludes employees of the joint ventures where we do not have a majority ownership interest. We have no collective bargaining agreements with unions covering employees in the United States, and we believe that our overall relations with our employees are good.

REGULATION

We are subject to extensive and frequently changing laws and regulations in the United States (at both the federal and state levels) and other jurisdictions in which we conduct business, and to government inspections and audits.

Key Regulatory Schemes (Table 16)
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

Pursuant to the 21st Century Cures Act, the FDA issued final guidance regarding its position on the regulation of clinical decision software, which may be used in connection with LDTs. The guidance attempts to address uncertainty regarding whether FDA approval of certain software is required. In January 2019 the FDA issued a draft guidance on a pre-certification pilot program to help software developers have a speedier and less restrictive path to clearance or approval of their software.

Legislation introduced in Congress would enable the FDA to regulate LDTs, in vitro diagnostics, software and other items used in the diagnosis of disease. If the legislation becomes law, the FDA could regulate diagnostic tests and components and platforms used as part of these tests. If the legislation becomes law, it could have a significant impact on the clinical laboratory testing industry, including regulating LDTs in new ways, while creating avenues of opportunity and competition regarding clinical laboratory testing. New competitors may enter the industry, and competition may come in new forms.

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

Privacy and Security of Health and Personal Information
We are subject to laws and regulations regarding protecting the security and privacy of certain healthcare and personal information, including: (a) the federal Health Insurance Portability and Accountability Act and the regulations thereunder, which establish (i) a complex regulatory framework including requirements for safeguarding protected health information and (ii) comprehensive federal standards regarding the uses and disclosures of protected health information; (b) state laws, including the California Consumer Privacy Act (effective January 1, 2020); and (c) the European Union's General Data Protection Regulation.

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

Compliance. We strive to conduct our business in compliance with all applicable laws and regulations. We license and maintain appropriate accreditations for all of our laboratories and, where applicable, patient service centers, as required by the appropriate federal and state agencies. We have a long-standing and well-established compliance program. The Quality, Safety and Compliance Committee of our Board of Directors oversees, and receives periodic management reports regarding, our compliance program. Our program includes detailed policies and procedures and training programs intended to ensure the implementation and observance of all applicable laws and regulations (including regarding billing and reimbursement, and privacy of protected health information and personally identifiable information) and Company policies. Further, we conduct in-depth reviews of procedures and facilities to assure regulatory compliance throughout our operations. We conduct annual training of our employees on these compliance policies and procedures.

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

AVAILABLE INFORMATION

The Securities and Exchange Commission (the “SEC”) maintains an internet site, www.sec.gov, that contains annual, quarterly and current reports, proxy and information statements and other information that issuers file electronically with the SEC. We file reports, proxy statements and other information with the SEC; they are publicly available at the SEC's internet site.

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

www.QuestDiagnostics.com/investor provides information about our corporate governance.
Information Available at Our Corporate Governance Webpage (Table 17)
• Directors	• Corporate Governance Guidelines
• Composition of the committees of our Board of Directors	• Code of Ethics
• Senior management	• Certificate of Incorporation
• Charters for the standing committees of our Board of Directors	• Bylaws
• Information about our corporate political contributions	• Values
• Statements of beneficial ownership of our equity securities filed by our directors, officers and others under Section 16 of the Exchange Act

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officers (Table 18)
Name, Age, Title	Background
Stephen H. Rusckowski (62) Chairman of the Board, Chief Executive Officer and President
Mr. Rusckowski joined the Company in May 2012 as Chief Executive Officer and President and became Chairman of the Board on January 1, 2017. From October 2006 until he joined the Company, he was Chief Executive Officer of Philips Healthcare, the largest unit of Royal Philips Electronics, and a member of the Board of Management of Royal Philips Electronics and its Executive Committee. Previously, he was CEO of the Imaging Systems business of Royal Phillips Electronics.

Before joining Philips in 2001, Mr. Rusckowski held numerous management positions with the healthcare division of Hewlett-Packard/Agilent Technologies.

Mr. Rusckowski has been a director of the Company since May 2012. He was a director of Xerox Corporation from February 2015 to 2018, and a director of Covidien plc from December 2013 to January 2015. Mr. Rusckowski served as Chairman of the American Clinical Laboratory Association from 2014 to 2017.

James E. Davis (57) Executive Vice President, General Diagnostics
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

Catherine T. Doherty (57) Senior Vice President and Group Executive - Clinical Franchise Solutions and Marketing
Since January 2013, Ms. Doherty has been responsible for overseeing the development of clinical franchise solutions in the areas of general health and wellness, cardiovascular, metabolic and endocrinology, infectious disease and immunology, and prescription drug monitoring and toxicology, as well as enterprise-wide marketing. Ms. Doherty is also responsible for the employer solutions and risk assessment businesses. Additionally, in October 2018, QuestDirect, our consumer initiated testing platform was launched under her leadership. She also was responsible for clinical franchise solutions in the areas of neurology and women's health from January 2013 to January 2017 and for the healthcare information technology business from February 2014 to January 2017.

Prior to January 2013, Ms. Doherty held a variety of positions of increasing responsibility since joining the Company in 1990, including Senior Vice President, Physician Services; Vice President, Hospital Services; Vice President, Office of the Chairman; Vice President, Finance and Administration for the Hospital business; Vice President, Communications and Investor Relations; and Chief Accounting Officer.

Carrie Eglinton Manner (45) Senior Vice President, Advanced Diagnostics
Ms. Eglinton Manner joined the Company in January 2017. She is responsible for the Company's advanced testing activities, including overseeing the development of clinical franchise solutions in the areas of neurology, oncology, pathology and women's health, as well as the Company's global business and pharmaceutical/diagnostic development services.

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

Mark J. Guinan (58) Executive Vice President and Chief Financial Officer
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

Manuel O. Mendez (52) Senior Vice President, Chief Commercial Officer
Mr. Mendez is responsible for the commercial organization for the Company's Diagnostic Information Services business.

Prior to joining the Company in October 2019, Mr. Méndez was Senior Vice President, Global Commercial Operations at QIAGEN, a worldwide provider of molecular sample and assay technologies, where he helped accelerate growth and led a global commercial team. From 2010-2014, Mr. Mendez served as Executive Vice President Americas for bioMérieux. Previously, he held a variety of sales, marketing and general management roles with Abbott Laboratories, Thermo Fisher Scientific and OraSure Technologies - with leadership positions in the United States, Latin America, Europe and Asian markets.

Michael E. Prevoznik (58) Senior Vice President and General Counsel
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

The U.S. healthcare system is evolving, in part in response to the ACA. The ACA established the Center for Medicare and Medicaid Innovation to examine alternative payment methodologies and conduct demonstration programs. The ACA provided for extensive health insurance reforms, including the elimination of pre-existing condition exclusions and other limitations on coverage, fixed percentages on medical loss ratios, expansion in Medicaid and other programs, employer mandates, individual mandates, creation of state and regional health insurance exchanges, and tax subsidies for individuals to help cover the cost of individual insurance coverage. The ACA also permits the establishment of ACOs.

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

Several federal courts have recently issued determinations that portions of the ACA are unconstitutional; those rulings are net yet final. Uncertainty about court rulings regarding the ACA could add to uncertainty in the healthcare market.

Significant change is taking place in the healthcare system, including as discussed above under the heading The Clinical Testing Industry, beginning on page 13. For example, value-based reimbursement is increasing (e.g., UnitedHealthcare's Preferred Lab Network); CMS has set goals for value-based reimbursement to be achieved. Patients are encouraged to take increased interest in and responsibility for, and often are bearing increased responsibility for payment for, their healthcare. Healthcare industry participants are evolving and consolidating. Healthcare services increasingly are being provided by non-traditional providers (e.g., physician assistants), in non-traditional venues (e.g., retail medical clinics, urgent care centers) and using new technologies (e.g., telemedicine, digital pathology). Utilization of the healthcare system is being influenced by several factors and may result in a decline in the demand for diagnostic information services.

In addition, we believe that clinical testing market fundamentals are changing. We believe that PAMA-driven reimbursement pressure is negatively impacting access to care and hurting the clinical testing industry, and remains a catalyst for structural change in the market. We also believe that our expanded health plan network access and increased health plan focus on driving better value in laboratory testing services will reduce variation in spending on these services. We also believe that ongoing consumerization in healthcare, with increased cost being borne by consumers, is sharpening focus on price disparities. We expect that the evolution of the healthcare industry will continue, and that industry change is likely to be extensive.

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

The diagnostic information services industry also is faced with changing technology and new product introductions. Competitors may compete using advanced technology, including technology that enables more convenient or cost-effective testing. Digital pathology, still in an emerging state, is an example of this. Competitors also may compete on the basis of new service offerings. Competitors also may offer testing to be performed outside of a commercial clinical laboratory, such as (1) point-of-care testing that can be performed by physicians in their offices; (2) advanced testing that can be performed by hospitals in their own laboratories; and (3) home testing that can be carried out without requiring the services of outside providers.

Government payers, such as Medicare and Medicaid, have taken steps to reduce the utilization and reimbursement of healthcare services, including clinical testing services.

We face efforts by government payers to reduce utilization of and reimbursement for diagnostic information services. One example of this is increased use of prior authorization requirements. We expect efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services will continue.

Pursuant to PAMA, CMS promulgated revised reimbursement rate schedules for 2018 - 2020 for clinical laboratory testing services provided under Medicare. Reimbursement rates for many clinical laboratory tests were reduced in 2018 and 2019 and are scheduled to be reduced again by approximately 10% in 2020 (rates, and reductions, vary by test). PAMA calls for further revision of the Medicare Clinical Laboratory Fee Schedule for years after 2020, based on future surveys of market rates; reimbursement rate reduction from 2021-23 is capped by PAMA at 15% annually. In late 2019, the LAB Act became law. The LAB Act provides an opportunity for reforms to PAMA by delaying PAMA's next data collection and reporting period until January 1, 2021 and by ordering a study to determine ways to improve future collection of more representative market rate data under PAMA.

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

In response to requests from payers to have a strategy to report a single or at most a few codes to describe procedures used to perform molecular and toxicology testing, the American Medical Association CPT® Editorial Panel has established and replaced billing codes used to report those procedures.  The adoption of these revised codes has resulted in limited coverage decisions on certain occasions, new requirements for documentation to facilitate payment from certain payers and increased payment denials.  While some payers have adopted the new payment methods, others have not yet modified their systems and ask that laboratories continue to report their services using the previous reporting strategies, when those codes still exist.

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

We are subject to laws and regulations regarding protecting the security and privacy of certain healthcare and personal information, including: (a) the federal Health Insurance Portability and Accountability Act and the regulations thereunder, which establish (i) a complex regulatory framework including requirements for safeguarding protected health information and (ii) comprehensive federal standards regarding the uses and disclosures of protected health information; (b) state laws, including the California Consumer Privacy Act; and (c) the European Union's General Data Protection Regulation.

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

We plan selectively to enhance our business from time to time through business development activities, such as acquisitions, licensing arrangements, investments and alliances. However, these plans are subject to the availability of appropriate opportunities and competition from other companies seeking similar opportunities. Moreover, the success of any such effort may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity, and to integrate it into our business. The success of our strategic alliances depends not only on our contributions and capabilities, but also on the property, resources, efforts and skills contributed by our strategic partners. Further, disputes may arise with strategic partners, due to conflicting priorities or conflicts of interests.

Acquisitions are not all the same (e.g., asset acquisitions differ from acquisitions of equity interests); different acquisitions offer different risks. Acquisitions may involve the integration of a separate company that has different systems, processes, policies and cultures. Integration of acquisitions involves a number of risks including the diversion of management's attention to the assimilation of the operations of assets or businesses we have acquired, difficulties in the integration of operations and systems and the realization of potential operating synergies, the assimilation and retention of the personnel of the acquired businesses, challenges in retaining the customers of the combined businesses, and potential adverse effects on operating results. The process of combining acquisitions may be disruptive to our businesses and may cause an interruption of, or a loss of momentum in, such businesses as a result of the following difficulties, among others:

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

If we are unable successfully to integrate strategic acquisitions in a timely manner, our business and our growth strategies could be negatively affected. Even if we are able to successfully complete the integration of the operations of other assets or businesses we may acquire in the future, we may not be able to realize all or any of the benefits that we expect to result from such integration, either in monetary terms or in a timely manner.

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

We regularly receive requests for information, and occasionally subpoenas, from governmental authorities. We also are subject from time to time to qui tam claims brought by former employees or other “whistleblowers.” The federal and state governments continue aggressive enforcement efforts against perceived healthcare fraud. Legislative provisions relating to healthcare fraud and abuse provide government enforcement personnel substantial funding, powers, penalties and remedies to pursue suspected cases of fraud and abuse. In addition, the government has substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed for our services, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs. Regardless of merit or eventual outcome, these types of investigations and related litigation can result in:

•	diversion of management time and attention;

•	expenditure of large amounts of cash on legal fees, costs and payment of damages;

•	increases to our administrative, billing or other operating costs;

•	limitations on our ability to continue some of our operations;

•	enforcement actions, fines and penalties or the assertion of private litigation claims and damages;

•	decreases to the amount of reimbursement related to diagnostic information services performed;

•	adverse affects to important business relationships with third parties;

•	decreased demand for our services; and/or

•	injury to our reputation.

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

Legislation introduced in Congress would enable the FDA to regulate LDTs, in vitro diagnostics, software and other items used in the diagnosis of disease. If the legislation becomes law, the FDA could regulate diagnostic tests and components and platforms used as part of these tests. If the legislation becomes law, it could have a significant impact on the clinical laboratory testing industry, including regulating LDTs in new ways, while creating avenues of opportunity and competition regarding clinical laboratory testing. New competitors may enter the industry, and competition may come in new forms.

Pursuant to the 21st Century Cures Act, the FDA issued final guidance regarding its position on the regulation of clinical decision software, which may be used in connection with LDTs. The guidance attempts to clarify whether FDA approval of certain software is required. In January 2019 the FDA issued a draft guidance on a pre-certification pilot program to help software developers have a speedier and less restrictive path to clearance or approval of their software.

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

Although we believe that we are in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion. The federal or state government may bring claims based on our current practices, which we believe are lawful. The federal and state governments have substantial leverage in negotiating settlements since the amount of potential damages and fines far exceeds the rates at which we are reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs. We believe that federal and state governments continue aggressive enforcement efforts against perceived healthcare fraud. Legislative provisions relating to healthcare fraud and abuse provide government enforcement personnel with substantial funding, powers, penalties and remedies to pursue suspected cases of fraud and abuse.

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

Our IT systems are subject to potential cyberattacks, tampering or other security breaches. These attacks, if successful, could result in shutdowns or significant disruptions of our IT systems and/or in unauthorized persons misappropriating intellectual property and other confidential information, including patient data that we obtain, transmit and store on and through our IT systems.

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

In addition, certain third parties to whom we outsource certain of our services or functions, or with whom we interface, store our confidential patient data or other confidential information, as well as those third parties’ providers, are also subject to the risks outlined above. A breach or attack affecting these third parties could also harm our business, results of operations and reputation and subject us to liability.

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

Although the Company has robust security measures implemented, which are monitored and routinely tested both by internal resources and external parties, cyber threats against us or our third party providers continue to evolve and are often not recognized until such attacks are launched against a potential target. There can be no assurance that the Company or its third party providers can anticipate all such evolving future attacks, viruses or intrusions, implement adequate preventative measures, nor remediate any security vulnerabilities. Such breaches could expose our or our third party providers' IT systems to attack, which could result in major disruption of our business, and compromise our customer’s confidential information, result in litigation and potential liability for the Company, government investigation, significant damage to our reputation or otherwise adversely affect our business. Any mitigation or remediation efforts that we undertake may require expenditures of significant resources and the diversion of the attention of management.

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

The development of new technologies (including artificial intelligence technologies) may impact the healthcare industry, and the development of new, more cost-effective solutions that can be performed by our customers or by patients, and the continued internalization of testing by hospitals or clinicians, could negatively impact our testing volume and revenues.

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

Some traditional customers for anatomic pathology services, including specialty physicians that generate biopsies through surgical procedures, such as dermatologists, gastroenterologists, urologists and oncologists, are consolidating, have added in-office histology labs or have retained pathologists to read cases on site. Hospitals also are internalizing clinical laboratory testing, including some non-routine and advanced testing. Internalization of testing may reduce demand for services previously referred to outside service providers, such as the Company.

Our outstanding debt may impair our financial and operating flexibility.

As of December 31, 2019, we had approximately $4.8 billion of debt outstanding. We do not have any off-balance sheet financing arrangements in place or available. Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. We have obtained ratings on our public debt from Standard and Poor's, Moody's Investor Services and Fitch Ratings. There can be no assurance that any rating so assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if in that rating agency's judgment future circumstances relating to the basis of the rating, such as adverse changes in our Company or our industry, so warrant. If such ratings are lowered, our borrowing costs could increase. Changes in our credit ratings, however, do not require repayment or acceleration of any of our debt.

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

Our operations may be adversely impacted by the effects of natural disasters such as hurricanes and earthquakes, public health emergencies and health pandemics, hostilities or acts of terrorism and other criminal activities.

Our operations may be adversely impacted by the effects of natural disasters such as hurricanes and earthquakes, public health emergencies and health pandemics, hostilities or acts of terrorism or other criminal activities. Such events may result in a decline in the number of patients who seek clinical testing services or in our employees' ability to perform their job duties. In addition, such events may interrupt our ability to transport specimens, to receive materials from our suppliers or otherwise to provide our services.

Adverse results in material litigation could have an adverse financial impact and an adverse impact on our client base and reputation.

We are involved in various legal proceedings arising in the ordinary course of business including, among other things, disputes as to intellectual property, professional liability and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers. Some proceedings against us involve claims that are substantial in amount and could divert management's attention from operations. These proceedings also may result in substantial monetary damages.

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

(q)
Development of tests by our competitors or others which we may not be able to license, or usage (or theft) of our technology or similar technologies or our trade secrets or other intellectual property by competitors, any of which could negatively affect our competitive position.

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

(v)
Terrorist and other criminal activities, hurricanes, earthquakes or other natural disasters, and public health emergencies and health pandemics, which could affect our customers or suppliers, transportation or systems, or our facilities, and for which insurance may not adequately reimburse us.

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

Location	Leased or Owned
Sacramento, California (laboratory)	Leased
West Hills, California (laboratory)	Leased
San Juan Capistrano, California (laboratory)	Owned
Tampa, Florida (laboratory)	Owned
Atlanta, Georgia (laboratory)	Owned
Chicago, Illinois (2) (laboratories)	One owned, one leased
Marlborough, Massachusetts (laboratories)	Leased
Baltimore, Maryland (laboratory)	Owned
Teterboro, New Jersey (laboratory)	Leased
Philadelphia, Pennsylvania (laboratory)	Leased
Dallas, Texas (laboratory)	Leased
Chantilly, Virginia (laboratory)	Leased
Lenexa, Kansas (laboratory)	Owned
Greensboro, North Carolina (laboratory)	Leased
Lewisville, Texas (laboratory)	Leased
Cleveland, Ohio (laboratory)	Leased

Item 3. Legal Proceedings

See Note 18 to the Consolidated Financial Statements (Part II, Item 8 of this Report) for information regarding legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the symbol “DGX.” As of February 1, 2020, we had approximately 2,500 record holders of our common stock; we believe that the number of beneficial holders of our common stock exceeds the number of record holders.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of 2019.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2019 – October 31, 2019
Share Repurchase Program (A)	361,966	$101.22	361,966	$405,493
Employee Transactions (B)	536	$104.19	N/A	N/A
November 1, 2019 – November 30, 2019
Share Repurchase Program (A)	947,325	$103.32	947,325	$1,307,613
Employee Transactions (B)	164	$102.48	N/A	N/A
December 1, 2019 – December 31, 2019
Share Repurchase Program (A)	617,067	$106.11	617,067	$1,242,138
Employee Transactions (B)	769	$107.25	N/A	N/A
Total
Share Repurchase Program (A)	1,926,358	$103.82	1,926,358	$1,242,138
Employee Transactions (B)	1,469	$105.60	N/A	N/A

(A)
Since the share repurchase program's inception in May 2003, our Board of Directors has authorized $9 billion of share repurchases of our common stock through December 31, 2019. The share repurchase authority has no set expiration or termination date.

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

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on Quest Diagnostics' common stock since December 31, 2014 based on the market price of the Company's common stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the Standard & Poor's 500 Stock Index and the S&P 500 Healthcare Equipment & Services Index.

	Closing DGX Price	Total Shareholder Return			Performance Graph Values
Date		DGX	S&P 500	S&P 500 H.C.	DGX	S&P 500	S&P 500 H.C.
12/31/2015	$71.14	8.35%	1.38%	6.89%	$108.35	$101.38	$106.89
12/31/2016	$91.90	31.89%	11.96%	(2.69)%	$142.91	$113.51	$104.01
12/30/2017	$98.49	9.16%	21.83%	22.08%	$156.00	$138.29	$126.98
12/29/2018	$83.27	(13.84)%	(4.38)%	6.47%	$134.41	$132.23	$135.19
12/31/2019	$106.79	31.15%	31.49%	20.82%	$176.27	$173.86	$163.34

Item 6. Selected Financial Data

See page 52.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See page 57.

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

Report of Management on Internal Control Over Financial Reporting

See page 74.

Changes in Internal Control

During the fourth quarter of 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Code of Ethics applies to all employees, executive officers and directors, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller. You can find our Code of Ethics on our corporate governance website, www.QuestDiagnostics.com/investor. We will post any amendments to the Code of Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our website.

Information regarding the Company's executive officers is contained in Part I, Item 1 of this Report under “Information about our Executive Officers.” Information regarding the directors and executive officers of the Company appearing in our Proxy Statement to be filed by April 29, 2020 (“Proxy Statement”) under the captions “Proposal No. 1 - Election of Directors,” “Director Independence,” “Board Committees” and "Delinquent Section 16(a) Reports" is incorporated by reference herein.

Item 11. Executive Compensation

Information appearing in our Proxy Statement under the captions “2019 Director Compensation Table,” “Compensation Discussion and Analysis,” “Information Regarding Executive Compensation” and “Compensation Committee Report” is incorporated by reference herein.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report.

1.	Index to financial statements and supplementary data filed as part of this Report.

2.	Financial Statement Schedule.

Item	Page
Schedule II - Valuation Accounts and Reserves	F- 51

3.	Exhibits

Exhibit Number	Description
3.1
Restated Certificate of Incorporation (filed as an Exhibit to the Company's current report on Form 10-Q for the quarter ended September 30, 2018 (Date of Report: October 24, 2018) and incorporated herein by reference) (Commission File Number 001-12215)

3.2
Amended and Restated By-Laws of the Company (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: May 17, 2019) and incorporated herein by reference) (Commission File Number 001-12215)

4.1
Form of 6.95% Senior Note due 2037 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.2
Form of 5.750% Senior Note due 2040 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission File Number 001-12215)

4.3
Form of 4.700% Senior Note due 2021 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.4
Form of 4.250% Senior Note due 2024 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 12, 2014) and incorporated herein by reference) (Commission File Number 001-12215)

4.5
Form of 3.500% Senior Note due 2025 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 5, 2015) and incorporated herein by reference) (Commission File Number 001-12215)

4.6
Form of 4.700% Senior Note due 2045 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 5, 2015) and incorporated herein by reference) (Commission File Number 001-12215)

4.7
Form of 3.450% Senior Note due 2026 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 23, 2016) and incorporated herein by reference) (Commission File Number 001-12215)

4.8
Form of 4.200% Senior Note due 2029 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: March 7, 2019) and incorporated herein by reference) (Commission File Number 001-12215)

4.9
Form of 2.950% Senior Note due 2030 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: December 9, 2019) and incorporated herein by reference) (Commission File Number 001-12215)

4.10
Indenture dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and the Trustee (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.11
First Supplemental Indenture, dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.12
Second Supplemental Indenture, dated as of November 26, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 26, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.13
Third Supplemental Indenture, dated as of April 4, 2002, among the Company, the Additional Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: April 1, 2002) and incorporated herein by reference) (Commission File Number 001-12215)

4.14
Fourth Supplemental Indenture dated as of March 19, 2003, among Unilab Corporation (f/k/a Quest Diagnostics Newco Incorporated), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference) (Commission File Number 001-12215)

4.15
Fifth Supplemental Indenture dated as of April 16, 2004, among Unilab Acquisition Corporation (d/b/a FNA Clinics of America), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference) (Commission File Number 001-12215)

4.16
Sixth Supplemental Indenture dated as of October 31, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: October 31, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.17
Seventh Supplemental Indenture dated as of November 21, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 21, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.18
Eighth Supplemental Indenture dated as of July 31, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: July 31, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

4.19
Ninth Supplemental Indenture dated as of September 30, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: September 30, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

4.20
Tenth Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.21
Eleventh Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.22
Twelfth Supplemental Indenture dated as of June 25, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.23
Thirteenth Supplemental Indenture dated as of November 17, 2009, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission File Number 001-12215)

4.24
Fourteenth Supplemental Indenture dated as of March 24, 2011, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.25
Fifteenth Supplemental Indenture dated as of November 30, 2011, among the Company, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's 2011 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

4.26
Sixteenth Supplemental Indenture dated as of March 17, 2014, among the Company, The Bank of New York Mellon Trust Company, N.A., (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 12, 2014) and incorporated herein by reference) (Commission File Number 001-12215)

4.27
Seventeenth Supplemental Indenture dated as of March 10, 2015, among the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: March 5, 2015) and incorporated herein by reference) (Commission File Number 001-12215)

4.28
Eighteenth Supplemental Indenture dated as of May 26, 2016, among the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 23, 2016) and incorporated herein by reference) (Commission File Number 001-12215)

4.29
Nineteenth Supplemental Indenture dated as of March 12 2019, among the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: March 7, 2019) and incorporated herein by reference) (Commission File Number 001-12215)

4.30
Twentieth Supplemental Indenture dated as of December 16, 2019, among the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: December 16, 2019) and incorporated herein by reference) (Commission File Number 001-12215)

4.31*	Description of Securities

10.1‡
Amended and Restated Employee Stock Purchase Plan, as amended, effective February 18, 2019 (filed as an Exhibit to the Company's quarterly report on form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference) (Commission File Number 001-12215)

10.2‡
Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan as amended May 14, 2019 (filed as an Exhibit to the Company's 2019 quarterly report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference) (Commission file number 001-12215)

10.3‡
Form of Equity Award Agreement dated as of February 19, 2018 (filed as an Exhibit to the Company’s 2018 quarterly report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference) (Commission file number 001-12215)

10.4‡*	Quest Diagnostics Supplemental Deferred Compensation Plan (Post 2004) amended and restated as of January 15, 2020

10.5‡*	Quest Diagnostics Supplemental Deferred Compensation Plan (Pre-2005) amended and restated January 15, 2020

10.6‡
Quest Diagnostics Incorporated Senior Management Incentive Plan, as amended and restated February 18, 2019 (filed as an Exhibit to the Company's 2019 quarterly report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference) (Commission File Number 001-12215)

10.7‡
Amended and Restated Quest Diagnostics Incorporated Executive Officer Severance Plan as amended November 19, 2019 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 19, 2019) and incorporated herein by reference) (Commission File Number 001-12215)

10.8‡
The Profit Sharing Plan of Quest Diagnostics Incorporated (Amendment and Restatement, effective as of January 1, 2016) (filed as an Exhibit to the Company’s 2015 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.9‡
Amendment No. 1 to The Profit Sharing Plan of Quest Diagnostics Incorporated, effective as of January 1, 2018 (filed as an Exhibit to the Company's 2017 annual report on Form 10-K and incorporated herein by reference) (Commission file number 001-12215)

10.10‡
Amendment No. 2 to The Profit Sharing Plan of Quest Diagnostics Incorporated, as amended December 20, 2018 (filed as an Exhibit to the Company's 2018 annual report on Form 10-K and incorporated herein by reference)(Commission file number 001-12215)

10.11‡*	Amendment No. 3 to The Profit Sharing Plan of Quest Diagnostics Incorporated effective January 1, 2020

10.12‡*	Quest Diagnostics Incorporated Amended and Restated Deferred Compensation Plan For Directors as amended effective February 18, 2020

10.13‡*	Amended and Restated Quest Diagnostics Incorporated Long-Term Incentive Plan for Non-Employee Directors, as amended and restated as of February 18, 2020

10.14‡	Form of Non-Employee Director Equity Award Agreement (filed as an Exhibit to the Company's 2011 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.15‡
Form of Non-Employee Director Equity Award Agreement dated May 15, 2015 (filed as an Exhibit to the Company’s 2015 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.16‡
Form of Non-Employee Director Elective Option Award Agreement (filed as an Exhibit to the Company's 2011 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.17‡
Employment Agreement between Stephen H. Rusckowski and Quest Diagnostics Incorporated, dated April 3, 2012 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: April 9, 2012) and incorporated herein by reference) (Commission File Number 001-12215)

10.18‡
Amendment to Employment Agreement between Stephen H. Rusckowski and Quest Diagnostics Incorporated, dated June 11, 2015 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 11, 2015) and incorporated herein by reference) (Commission File Number 001-12215)

10.19‡
Aircraft Timesharing Agreement dated as of December 17, 2013 between Quest Diagnostics Incorporated and Stephen H. Rusckowski (filed as an Exhibit to the Company’s 2013 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.20‡
Assignment and Amendment No. 1 to Aircraft Timesharing Agreement dated as of May 29, 2019 between Quest Diagnostics Incorporated and Stephen H. Rusckowski (filed as an Exhibit to the Company’s 2019 quarterly report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference) (Commission File Number 001-12215)

11.1
Statement re: Computation of Earnings Per Common Share (the calculation of per share earnings is in Part II, Item 8, Note 4 to the consolidated financial statements (Earnings Per Share) and is omitted in accordance with Item 601(b)(11) of Regulation S-K)

21.1*	Subsidiaries of Quest Diagnostics Incorporated

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20191231.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20191231_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20191231_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20191231_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20191231_pre.xml

104	The cover page from this annual report on Form 10-K, formatted in Inline XBRL.

*	Filed herewith.

**	Furnished herewith.

‡	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

(b)	Exhibits filed as part of this Report.

The exhibit index in (a) above is incorporated herein by reference.

(c)	None.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2020.

QUEST DIAGNOSTICS INCORPORATED
(Registrant)

By:	/s/Stephen H. Rusckowski
Stephen H. Rusckowski
Chairman of the Board, Chief Executive Officer and President

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 20, 2020.

Signature	Capacity
/s/Stephen H. Rusckowski Stephen H. Rusckowski	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/Mark J. Guinan Mark J. Guinan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/Michael J. Deppe Michael J. Deppe	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/Vicky B. Gregg Vicky B. Gregg	Director

/s/Timothy L. Main Timothy L. Main	Director

/s/Denise M. Morrison Denise M. Morrison	Director

/s/Gary M. Pfeiffer Gary M. Pfeiffer	Director

/s/Timothy M. Ring Timothy M. Ring	Director

/s/Daniel C. Stanzione Daniel C. Stanzione	Director

/s/Helen I. Torley Helen I. Torley	Director

/s/Gail R. Wilensky Gail R. Wilensky	Director

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in millions, except per share data)
Operations Data:	(a) (b) (c)	(a) (d) (e)	(a) (f) (g)	(a) (h) (i)	(a) (j) (k)
Net revenues	$7,726	$7,531	$7,402	$7,214	$7,493
Operating income	1,231	1,101	1,165	1,277	1,399

Income from continuing operations	886	788	824	696	753
Income from discontinued operations, net of taxes	20	—	—	—	—
Net income	906	788	824	696	753
Less: Net income attributable to noncontrolling interests	48	52	52	51	44
Net income attributable to Quest Diagnostics	$858	$736	$772	$645	$709

Amounts attributable to Quest Diagnostics' common stockholders:
Income from continuing operations	$838	$736	$772	$645	$709
Income from discontinued operations, net of taxes	20	—	—	—	—
Net income	$858	$736	$772	$645	$709

Earnings per share attributable to Quest Diagnostics' common stockholders - basic:
Income from continuing operations	$6.21	$5.39	$5.63	$4.58	$4.92
Income from discontinued operations	0.15	—	—	—	—
Net income	$6.36	$5.39	$5.63	$4.58	$4.92

Earnings per share attributable to Quest Diagnostics' common stockholders - diluted:
Income from continuing operations	$6.13	$5.29	$5.50	$4.51	$4.87
Income from discontinued operations	0.15	—	—	—	—
Net income	$6.28	$5.29	$5.50	$4.51	$4.87

Dividends per common share	$2.12	$2.03	$1.80	$1.65	$1.52

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in millions)
Balance Sheet Data (at end of year):	(a) (b) (c)	(a) (d) (e)	(a) (f) (g)	(a) (h) (i)	(a) (j) (k)
Cash and cash equivalents	$1,192	$135	$137	$359	$133
Total assets	12,843	11,003	10,503	10,100	9,962
Long-term debt	3,966	3,429	3,748	3,728	3,492
Total debt	4,770	3,893	3,784	3,734	3,651
Redeemable noncontrolling interest	76	77	80	77	70

Other Data:
Net cash provided by operating activities	$1,243	$1,200	$1,175	$1,116	$967
Net cash used in investing activities	(411)	(801)	(830)	(127)	(362)
Net cash provided by (used in) financing activities	225	(401)	(592)	(738)	(664)
Capital expenditures	400	383	252	293	263
Purchases of treasury stock	353	322	465	590	224
Dividends paid	286	266	247	223	212

(a)
Net revenues for the years ended December 31, 2019, 2018, 2017 and 2016 reflect the impact of new revenue recognition rules that became effective January 1, 2018 and were adopted on a retrospective basis; net revenues for the year ended December 31, 2015 have not been restated. On January 1, 2019, we adopted a new lease accounting standard, which required us to recognize an asset and a liability for most operating leases on our balance sheet. As of December 31, 2019, operating lease right-of-use assets and operating lease liabilities totaled $518 million and $558 million, respectively. Prior periods have not been restated. See Note 2 to the audited consolidated financial statements for further details on the adoption of new accounting standards. During the third quarter of 2006, we completed the wind down of Nichols Institute Diagnostics ("NID"), a test kit manufacturing subsidiary, which was reported as a discontinued operation for all periods presented.

(b)
On February 11, 2019, we completed the acquisition of certain assets of the clinical laboratory services business of Boyce & Bynum Pathology Laboratories, P.C. ("Boyce & Bynum"). Consolidated operating results for 2019 included the results of operations of Boyce & Bynum subsequent to the closing of the acquisition. For further details regarding our acquisitions, see Note 6 to the audited consolidated financial statements.

In December 2019, we completed a senior notes offering, consisting of $800 million aggregate principal amount of 2.95% senior notes due June 2030 (the "2030 Senior Notes"), which were issued at an original issue discount of $2 million. During January 2020, the net proceeds from the 2030 Senior Notes, along with cash on hand, were used to redeem in full the outstanding indebtedness under our senior notes due January 2020 and our senior notes due March 2020.

(c)	Operating income included (for 2019):

•	pre-tax amortization expense of $96 million;

•	pre-tax charges of $78 million, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; and

•
a net pre-tax gain of $89 million, primarily due to a gain associated with the sale and leaseback of a property, a gain associated with the decrease in the fair value of the contingent consideration accruals associated with previous acquisitions, and a gain associated with an insurance claim for hurricane related losses, partially offset by costs incurred related to a data security incident and non-cash asset impairment charges.

In addition to the items included in operating income, income from continuing operations included:

•	pre-tax amortization expense of $15 million included in equity in earnings of equity method investees, net of taxes; and

•	excess tax benefits associated with stock-based compensation arrangements of $13 million.

Discontinued operations, net of taxes, for the year ended December 31, 2019 includes discrete tax benefits of $20 million associated with the favorable resolution of certain tax contingencies related to NID.

(d)
On February 1, 2018, we completed the acquisition of Mobile Medical Examination Services, LLC. ("MedXM"). On June 18, 2018, we completed the acquisition of the outreach laboratory services business of Cape Cod Healthcare, Inc. On September 19, 2018, we completed the acquisition of ReproSource, Inc. ("ReproSource"). On November 6, 2018, we completed the acquisition of the U.S. laboratory services business of Oxford Immunotec, Inc. ("Oxford"). Consolidated operating results for 2018 include the results of operations of MedXM, the outreach laboratory services business of Cape Cod Healthcare, Inc., ReproSource and Oxford subsequent to the closing of the applicable acquisition. For further details regarding our acquisitions, see Note 6 to the audited consolidated financial statements.

(e)	Operating income included (for 2018):

•	pre-tax charges of $122 million, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business;

•	pre-tax amortization expense of $90 million; and

•
pre-tax charges of $2 million, primarily associated with costs incurred related to certain legal matters and a loss on the sale of a foreign subsidiary, partially offset by a gain associated with the decrease in the fair value of the contingent consideration accrual associated with a previous acquisition and an insurance claim for hurricane related losses.

In addition to the items included in operating income, income from continuing operations included:

•	pre-tax amortization expense of $17 million included in equity in earnings of equity method investees, net of taxes;

•	excess tax benefits associated with stock-based compensation arrangements of $18 million; and

•
an income tax benefit of $14 million primarily associated with a change in a tax return accounting method that enabled us to accelerate the deduction of certain expenses on our 2017 tax return at the federal corporate statutory income tax rate in effect during 2017, partially offset by an income tax expense associated with finalizing the impact of the enactment of the Tax Cuts and Jobs Act ("TCJA").

Pursuant to the TCJA, among other changes to U.S. corporate income tax laws, the federal corporate statutory income tax rate was reduced from 35% to 21% effective for 2018.

(f)
On May 1, 2017, we completed the acquisition of the outreach laboratory services business of PeaceHealth Laboratories ("PHL"). On July 14, 2017, we completed the acquisition of Med Fusion, LLC and Clearpoint Diagnostic Laboratories, LLC ("Med Fusion"). On September 28, 2017, we completed the acquisition of the outreach laboratory services businesses of two hospitals of Hartford HealthCare Corporation ("HHC"), The William W. Backus Hospital and The Hospital of Central Connecticut. On December 1, 2017, we completed the acquisition of Cleveland HeartLab, Inc. ("CHL"). On December 7, 2017, we completed the acquisition of certain assets of the clinical and anatomic pathology laboratory business of Shiel Holdings, LLC ("Shiel"). Consolidated operating results for 2017 include the results of operations of PHL, Med Fusion, the outreach laboratory services businesses of The William W. Backus Hospital and The Hospital of Central Connecticut, CHL and Shiel subsequent to the closing of the applicable acquisition. For further details regarding our acquisitions, see Note 6 to the audited consolidated financial statements.

(g)	Operating income included (for 2017):

•	pre-tax charges of $105 million, primarily associated with systems conversions, integration and workforce reductions incurred in connection with further restructuring and integrating our business;

•	pre-tax amortization expense of $74 million; and

•	pre-tax charges of $12 million, primarily a result of non-cash asset impairment charges, incremental costs incurred as a result of hurricanes and costs incurred related to certain legal matters.

In addition to the items included in operating income, income from continuing operations included:

•	pre-tax amortization expense of $16 million included in equity in earnings of equity method investees, net of taxes;

•
a net pre-tax gain of $2 million, primarily a result of a gain on the sale of an interest in an equity method investment, partially offset by non-cash asset impairment charges associated with an investment;

•	$1 million of pre-tax restructuring and integration charges associated with our Q2 Solutions joint venture;

•
a provisional estimated income tax benefit of $106 million associated with the TCJA, including a deferred income tax benefit of $115 million primarily due to the remeasurement of our net deferred tax liabilities and reserves at the new combined federal and state income tax rate, partially offset by $9 million of current income tax expense primarily due to the mandatory repatriation toll charge on undistributed foreign earnings and profits;

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

(h)
On February 29, 2016, we completed the acquisition of the outreach laboratory services business of Clinical Laboratory Partners, LLC ("CLP"), a wholly-owned subsidiary of HHC. Consolidated operating results for 2016 include the results of operations of CLP subsequent to the closing of the acquisition. On May 13, 2016, we completed the sale of our Focus Diagnostics products business ("Focus Sale"). Our Focus Diagnostics products business was not classified as a discontinued operation. For further details regarding dispositions, see Note 7 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

(i)	Operating income included (for 2016):

•	a pre-tax gain of $118 million associated with the Focus Sale;

•	pre-tax amortization expense of $72 million;

•	pre-tax charges of $78 million, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; and

•
a net pre-tax gain of $7 million, primarily a result of a non-taxable gain on an escrow recovery associated with an acquisition, partially offset by costs associated with winding down subsidiaries, non-cash asset impairment charges and costs incurred related to certain legal matters.

In addition to the items included in operating income, income from continuing operations included:

•	pre-tax amortization expense of $16 million included in equity in earnings of equity method investees, net of taxes;

•	income tax expense of $84 million associated with the Focus Sale, consisting of $91 million of current income tax expense and a deferred income tax benefit of $7 million;

•	$48 million of pre-tax charges on the retirement of debt and the related income tax benefit of $18 million;

•	non-cash asset pre-tax impairment charges of $7 million associated with certain investments;

•	$4 million of pre-tax restructuring and integration charges associated with our Q2 Solutions joint venture; and

•	excess tax benefits associated with stock-based compensation arrangements of $9 million.

Net cash provided by operating activities included:

•	a $17 million cash tax benefit on the retirement of debt;

•	$54 million of proceeds received from the termination of interest rate swap agreements; and

•	$91 million of income taxes paid in connection with the Focus Sale.

Net cash used in investing activities included proceeds from the sale of businesses of $295 million, principally related to the Focus Sale.

Net cash used in financing activities included $43 million of pre-tax cash charges on the retirement of debt, principally comprised of premiums paid to retire the debt.

(j)
On August 3, 2015, we completed the acquisition of MemorialCare Health System's laboratory outreach services business ("MemorialCare"). On November 16, 2015, we completed the acquisition of the business assets of Superior Mobile Medics, Inc. ("Superior Mobile Medics"). Consolidated operating results for 2015 include the results of operations of MemorialCare and Superior Mobile Medics subsequent to the closing of the applicable acquisition. In July 2015, we contributed our clinical trials testing business to a newly formed global clinical trials central laboratory services joint venture with IQVIA Holdings Inc., Q2 Solutions ("Clinical Trials Contribution"). Our clinical trials testing business was not classified as a discontinued operation.

(k)	Operating income included (for 2015):

•	pre-tax gain of $334 million associated with the Clinical Trials Contribution;

•	pre-tax charges of $105 million, primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business;

•	pre-tax amortization expense of $81 million; and

•
net pre-tax charges of $33 million primarily associated with non-cash asset impairment charges and other costs associated with winding down our Celera products business and another subsidiary, and costs incurred related to certain legal matters, partially offset by a pre-tax gain of $13 million associated with a decrease in the fair value of the contingent consideration accrual associated with our Summit Health, Inc. acquisition.

In addition to the items included in operating income, income from continuing operations included:

•	$144 million of pre-tax charges on retirement of debt and the related income tax benefit of $57 million;

•	deferred income tax expense of $145 million associated with the gain on the Clinical Trials Contribution;

•	$58 million deferred income tax benefit associated with winding down a subsidiary;

•	pre-tax amortization expense of $9 million included in equity in earnings of equity method investees, net of taxes; and

•	$5 million of pre-tax restructuring and integration charges associated with our Q2 Solutions joint venture.

Net cash provided by operating activities included:

•	a $57 million income tax benefit on the retirement of debt;

•	payments associated with an additional payroll cycle in 2015; and

•	an income tax payment in the third quarter of 2015 associated with certain tax contingencies.

Net cash used in investing activities included a $33 million investment in Q2 Solutions.

Net cash used in financing activities included:

•	$139 million of pre-tax cash charges on retirement of debt, principally consisting of premiums paid;

•	$51 million of deferred acquisition consideration payments, primarily to UMass Memorial Medical Center ("UMass"), related to the business acquisition in 2013; and

•	$63 million of proceeds from the sale of a noncontrolling interest in a subsidiary to UMass.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company

Diagnostic Information Services

Quest Diagnostics empowers people to take action to improve health outcomes. We use our extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management. Our diagnostic information services business ("DIS") provides information and insights based on the industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. We provide services to a broad range of customers, including patients, clinicians, hospitals, independent delivery networks ("IDNs"), health plans, employers and accountable care organizations ("ACOs"). We offer the broadest access in the United States to diagnostic information services through our nationwide network of laboratories, patient service centers and phlebotomists in physician offices and our connectivity resources, including call centers and mobile paramedics, nurses and other health and wellness professionals. We are the world's leading provider of diagnostic information services. We provide interpretive consultation with one of the largest medical and scientific staffs in the industry. Our DIS business makes up greater than 95% of our consolidated net revenues. During 2019, we processed approximately 175 million test requisitions through our extensive laboratory network.

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

The clinical testing industry is subject to seasonal fluctuations in operating results and cash flows. Typically, testing volume declines during vacation and major holiday periods, reducing net revenues and operating cash flows below annual averages. Testing volume is also subject to declines due to severe weather or other events, which can deter patients from having testing performed and which can vary in duration and severity from year to year. Additionally, orders for clinical testing generated from clinician offices, hospitals and employers can be affected by factors such as changes in the United States economy and regulatory environment, which affect the number of unemployed and uninsured, and design changes in healthcare plans, which affect utilization as well as patient responsibility for healthcare costs.

The Company assess its revenue performance for the DIS business in part based upon volume, measured by test requisitions, and revenue per requisition. Each requisition form accompanies a patient specimen, indicating the test(s) to be performed and the party to be billed for the test(s).  Revenue per requisition is impacted by various factors, including, among other items, the impact of fee schedule changes (i.e. unit price), test mix, payer mix, and the number of tests per requisition.

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

2019 Highlights

•	Our total net revenues of $7.7 billion were up 2.6% from the prior year.

•	In DIS:

◦
Revenues of $7.4 billion increased by 2.8% compared to the prior year, driven by organic volume growth (growth excluding the impact of acquisitions) and the impact of recent acquisitions, partially offset by a decline in revenue per requisition.

◦	Volume, measured by the number of requisitions, increased by 4.3% compared to the prior year, with organic growth and acquisitions contributing approximately 3.1% and 1.2%, respectively.

◦	Revenue per requisition decreased by 1.3% compared to the prior year.

•	DS revenues of $321 million decreased by 1.8% compared to the prior year.

•	Income from continuing operations attributable to Quest Diagnostics' stockholders was $838 million, or $6.13 per diluted share, in 2019, compared to $736 million, or $5.29 per diluted share, in 2018.

•	Net cash provided by operating activities was approximately $1.2 billion in both 2019 and 2018.

Senior Notes Offering

In March 2019, we completed a senior notes offering, consisting of $500 million aggregate principal amount of 4.20% senior notes due June 2029 (the "2029 Senior Notes"), which were issued at an original issue discount of $1 million. The net proceeds from the 2029 Senior Notes were used to repay in full the outstanding indebtedness under our senior notes due April 2019, to repay outstanding indebtedness under our secured receivables credit facility and for general corporate purposes.

In December 2019, we completed a senior notes offering, consisting of $800 million aggregate principal amount of 2.95% senior notes due June 2030 (the "2030 Senior Notes"), which were issued at an original issue discount of $2 million. During January 2020, the net proceeds from the 2030 Senior Notes, along with cash on hand, were used to redeem in full the outstanding indebtedness under our senior notes due January 2020 and our senior notes due March 2020.

For further details regarding our debt, see Note 13 to the audited consolidated financial statements.

AMCA Data Security Incident

On June 3, 2019, the Company reported that Retrieval-Masters Creditors Bureau, Inc./American Medical Collection Agency (“AMCA”) had informed the Company and Optum360 LLC ("Optum360"), which provides revenue management services to the Company, about a data security incident involving AMCA (the “AMCA Data Security Incident”). AMCA (which provided debt collection services to Optum360) informed the Company and Optum360 that AMCA had learned that an unauthorized user had access to AMCA’s system between August 1, 2018 and March 30, 2019. AMCA first informed the Company of the AMCA Data Security Incident on May 14, 2019. AMCA’s affected system included financial information (e.g., credit card numbers and bank account information), medical information and other personal information (e.g., social security numbers). Test results were not included. Neither Optum360’s nor the Company’s systems or databases were involved in the incident. AMCA also informed us that information pertaining to other laboratories’ customers was also affected. Following announcement of the AMCA Data Security Incident, AMCA sought protection under the U.S. bankruptcy laws. While the impact of this incident to the Company's results of operations and cash flows was not material for the year ended December 31, 2019, our future financial results may be negatively impacted by costs associated with the incident and disruption of our accounts receivable collection processes.

Two Point Strategy

Our two point strategy is described in detail in "Item 1. Business: Our Strategy." We continued to execute our strategy during 2019 as follows:

Long-term Strategic Partnership with UnitedHealthcare

Effective January 1, 2019, we established a long-term strategic partnership with UnitedHealthcare, including collaborating on a variety of value-based programs. On July 1, 2019, we became a UnitedHealthcare Preferred Lab Network provider, meeting exceptional criteria for access, cost, data, quality and service.

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

Invigorate Program

We are engaged in a multi-year program called Invigorate, which is designed to reduce our cost structure and improve our performance. We currently aim annually to save approximately 3% of our costs, and in 2019 we achieved that goal.

Invigorate has consisted of several flagship programs, with structured plans in each, to drive savings and improve performance across the customer value chain. These flagship programs include: organization excellence; information technology excellence; procurement excellence; field and customer service excellence; lab excellence; and revenue services excellence. In addition to these programs, we have identified key themes to change how we operate including reducing denials and patient concessions; further digitizing our business; standardization and automation; and optimization initiatives in our lab network and patient service center network. We believe that our efforts to standardize our information technology systems, equipment and data also foster our efforts to strengthen our foundation for growth and support the value creation initiatives of our clinical franchises by enhancing our operational flexibility, empowering and enhancing the customer experience, facilitating the delivery of actionable insights and bolstering our large data platform.

For the year ended December 31, 2019, we incurred $60 million of pre-tax charges under our Invigorate program primarily consisting of systems conversion and integration costs, all of which result in cash expenditures. Additional restructuring charges may be incurred in future periods as we identify additional opportunities to achieve further cost savings.

For further details of the Invigorate program and associated costs, see Note 5 to the audited consolidated financial statements.

Outlook and Trends

The healthcare system in the United States is evolving; significant change is taking place in the system. We expect that the evolution of the healthcare industry will continue, and that industry change is likely to be extensive. There are a number of key trends that are having, and that we expect will continue to have, a significant impact on the diagnostic information services business in the United States and on our business. We believe that several of the trends, including consolidation, price transparency and consumerization, are favorable to our business. For additional information on our key trends, which present both opportunities and risks, see "Item 1. Business: The Clinical Testing Industry."

Healthcare market participants, including governments, are focusing on controlling costs, including potentially by reducing reimbursement for healthcare services, changing reimbursement for healthcare services (including but not limited to a shift from fee-for-service to capitation), changing medical coverage policies (e.g., healthcare benefits design), denying coverage for services, requiring preauthorization of laboratory testing, requiring co-pays, introducing laboratory spend management utilities and payment and patient care innovations such as ACOs and patient-centered medical homes. The ongoing trend of rising patient responsibility and increasing payer denials has resulted in an increase in patient revenues as a percentage of total revenue, which has resulted in an increase in our reserves for patient price concessions. As health plans and government programs require greater levels of patient cost-sharing, our patient price concessions may continue to be negatively impacted and adversely impact our results of operations. As previously mentioned, there could be a shift to capitation arrangements where we agree to a predetermined monthly reimbursement rate for each member enrolled in a restricted plan, generally regardless of the number or cost of services provided by us. In both 2019 and 2018, we derived approximately 3% of our consolidated net revenues from capitated payment arrangements. In 2019 and 2018, we derived approximately 10% and 11%, respectively, of our testing volume from capitated payment arrangements.

Historically, the Medicare Clinical Laboratory Fee Schedule ("CLFS") and the Medicare Physician Fee Schedule established under Part B of the Medicare program have been subject to change, including each year. Pursuant to the Protecting Access to Medicare Act ("PAMA"), the Centers for Medicare and Medicaid Services ("CMS") promulgated revised reimbursement schedules for 2018-2020 for clinical laboratory testing services provided under Medicare. Under the revised

Medicare Clinical Laboratory Fee Schedule (in 2019 CLFS revenues comprised 11% of our consolidated net revenues), reimbursement rates for clinical laboratory testing were reduced in 2018 and 2019 and are scheduled to be reduced again by approximately 10% in 2020. PAMA calls for further revision of the CLFS for years after 2020, based on future surveys of market rates; reimbursement reduction from 2021-23 is capped by PAMA at 15%. In late 2019, the Laboratory Access for Beneficiaries Act (the “LAB Act”) was signed into law. The LAB Act delays PAMA's next data collection and reporting period until January 1, 2021 and orders a study to determine ways to improve future collection of more representative market rate data under PAMA. We expect total reimbursement rate pressure for 2020 to be slightly more than 2%, of which PAMA and associated impacts are expected to be $80 million to $85 million. We expect a similar impact from PAMA in 2021.

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

For additional information on our key trends, which present both opportunities and risks, see "Item 1. Business: The Clinical Testing Industry."

Impact of New Accounting Standards

The adoption of new accounting standards, including the new standard related to accounting for leases, are discussed in Note 2 to the audited consolidated financial statements. For further details regarding our leases, refer to Note 14 to the audited consolidated financial statements.

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

Revenues and accounts receivable associated with DIS

The process for estimating revenues and the ultimate collection of receivables associated with our DIS business involves significant assumptions and judgments. We recognize as revenue the amount of consideration to which we expect to be entitled upon completion of the testing process, when results are reported, or when services have been rendered. We estimate the amount of consideration we expect to be entitled to receive from customer groups, using the portfolio approach, in exchange for providing services. These estimates include the impact of contractual allowances, including payer denials, and price concessions, as discussed below. The portfolios determined using the portfolio approach consist of the following customers:

•	Healthcare Insurers

•	Government Payers

•	Client Payers

•	Patients

We have a standardized approach to estimate the amount of consideration that we expect to be entitled to, including the impact of contractual allowances, including payer denials, and price concessions. Historical collection and payer reimbursement experience (along with the period the receivables have been outstanding) is an integral part of the estimation process related to revenues and receivables. Adjustments to our estimated contractual allowances and implicit price concessions are recorded in the current period as changes in estimates. Further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

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

The following table shows the approximate percentage of our total requisition volume and net revenues associated with our DIS business during 2019 applicable to each customer group:

	% of	% of
	Total	Consolidated
	Volume	Net Revenues

Healthcare Insurers	46%	36%
Government Payers	12	15
Client Payers	37	32
Patients *	1	13
Total DIS	96%	96%

*Patient revenue includes co-pays and deductibles but volume associated with such revenue is reported under Healthcare Insurers.

The following table shows net accounts receivable as of December 31, 2019 applicable to each payer group:

% of
Consolidated
Net Accounts
Receivable

Healthcare Insurers	22%
Government Payers	11
Client Payers	42
Patients (including coinsurance and deductible responsibilities)	20
Total DIS	95%

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

Under capitated arrangements with healthcare insurers, we recognize revenue based on a predetermined monthly reimbursement rate for each member of an insurer's health plan regardless of the number or cost of services provided by us. Under capitated payment arrangements, the healthcare insurers typically reimburse us in the same month services are performed, essentially giving rise to no outstanding accounts receivable at the end of a reporting period. If any capitated payments are not received on a timely basis, we determine the cause and make a separate determination as to whether or not the collection of the amount from the healthcare insurer is at risk and, if so, would reserve accordingly.

Government payers

Reimbursements from government payers are based on fee-for-service schedules set by governmental authorities, including traditional Medicare and Medicaid. Net revenues recognized consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration we expect to receive from such payers, which considers historical denial and collection experience.

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

Client payers

Client payers include physicians, hospitals, ACOs, IDNs, employers, other commercial laboratories and institutions for which services are performed on a wholesale basis, and are billed based on a negotiated fee schedule. Credit risk and ability to pay are more of a consideration for these payers than healthcare insurers and government payers. Collection of consideration we expect to receive generally occurs within 60 to 90 days of billing. In addition to our standard approach to establishing allowances for doubtful accounts (which considers a number of factors including the period the receivables have been outstanding), our approach to client payer receivables also focuses on specific account reviews, historical collection experience and other factors.

Patients

Uninsured patients are billed based on established patient fee schedules or fees negotiated with physicians on behalf of their patients. Insured patients (includes coinsurance and deductible responsibilities) are billed based on fees negotiated with healthcare insurers. Collection of billings from patients is subject to credit risk and ability of the patients to pay. Net revenues consist of amounts billed net of discounts provided to uninsured patients in accordance with our policies and implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration we expect to receive from patients, which considers historical collection experience (along with the period the receivables have been outstanding) and other factors including current market conditions. Patient billings are generally fully reserved for when the related billing reaches 210 days outstanding. Balances are automatically written off when they are sent to collection agencies. Allowances are further adjusted for estimated recoveries of amounts sent to collection agencies based on historical collection experience, which is regularly monitored. Collection of consideration we expect to receive generally occurs within 30 to 60 days of billing.

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

Accounting for and recoverability of goodwill

We do not amortize goodwill, but evaluate the recoverability and measure the potential impairment of our goodwill annually, or more frequently, in the case of other events that indicate a potential impairment. We have identified the following reporting units for goodwill impairment testing in 2019:

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

We perform our annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2019, we performed the qualitative assessment for our DIS and risk assessment services reporting units. Based on the totality of the information available for each reporting unit, we concluded that it was more likely than not that the estimated fair values were greater than the carrying values of the reporting units, and as such, no further analysis was required.

Results of Operations

For the discussions on the year-over-year changes for the year ended December 31, 2018 compared to December 31, 2017 and the results of operations for the year ended December 31, 2017, see Item 7 - Management's Discussion and Analysis of Financial Condition and Result of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018.

Basis of Presentation

Our DIS business currently represents our one reportable business segment. The DIS business for the years ended December 31, 2019 and 2018 accounted for greater than 95% of our consolidated net revenues. Our other operating segments consist of our DS businesses. For further details regarding our business segment information, see Note 19 to the audited consolidated financial statements.

Results of Operations

The following table sets forth certain results of operations data for the periods presented:

	2019	2018	$ Change	% Change
	(dollars in millions, except per share data)
Net revenues:
DIS business	$7,405	$7,204	$201	2.8%
DS businesses	321	327	(6)	(1.8)
Total net revenues	$7,726	$7,531	$195	2.6%

Operating costs and expenses and other operating income:
Cost of services	$5,037	$4,926	$111	2.3%
Selling, general and administrative	1,457	1,424	33	2.3
Amortization of intangible assets	96	90	6	7.8
Other operating income, net	(95)	(10)	(85)	NM
Total operating costs and expenses, net	$6,495	$6,430	$65	1.0%

Operating income	$1,231	$1,101	$130	11.8%

Other (expense) income:
Interest expense, net	$(175)	$(167)	$(8)	4.7%
Other income (expense), net	20	(8)	28	NM
Total non-operating expenses, net	$(155)	$(175)	$20	(11.6)%

Income tax expense	$(247)	$(182)	$(65)	35.7%
Effective income tax rate	23.0%	19.7%

Equity in earnings of equity method investees, net of taxes	$57	$44	$13	28.7%

Amounts attributable to Quest Diagnostics' common stockholders
Income from continuing operations	$838	$736	$102	13.8%
Income from discontinued operations, net of taxes	$20	$—	$20	NM

Diluted earnings per common share from continuing operations attributable to Quest Diagnostics’ common stockholders	$6.13	$5.29	$0.84	15.9%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	2019	2018

Net revenues:
DIS business	95.8%	95.7%
DS businesses	4.2	4.3
Total net revenues	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	65.2%	65.4%
Selling, general and administrative	18.9	18.9
Amortization of intangible assets	1.2	1.2
Other operating income, net	(1.2)	(0.1)
Total operating costs and expenses, net	84.1%	85.4%

Operating income	15.9%	14.6%

Operating Results

Results for the year ended December 31, 2019 were affected by certain items that on a net basis reduced diluted earnings per share from continuing operations by $0.43 as follows:

•
pre-tax amortization expense of $111 million ($96 million in amortization of intangible assets and $15 million in equity in earnings of equity method investees, net of taxes) or $0.61 per diluted share;

•
pre-tax charges of $78 million ($35 million in cost of services and $43 million in selling, general and administrative expenses), or $0.42 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business;

•
a net pre-tax gain of $89 million (a $95 million gain in other operating income, net offset by a $6 million charge in selling, general and administrative expenses), or $0.50 per diluted share, primarily due to a gain associated with the sale and leaseback of a property, a gain associated with the decrease in the fair value of the contingent consideration accruals associated with previous acquisitions, and a gain associated with an insurance claim for hurricane related losses, partially offset by costs incurred related to the AMCA Data Security Incident, and non-cash asset impairment charges; and

•	excess tax benefits associated with stock-based compensation arrangements of $13 million, or $0.10 per diluted share, recorded in income tax expense.

Results for the year ended December 31, 2018 were affected by certain items that on a net basis reduced diluted earnings per share from continuing operations by $1.02 as follows:

•
pre-tax amortization expense of $107 million ($90 million in amortization of intangible assets and $17 million in equity in earnings of equity method investees, net of taxes) or $0.57 per diluted share;

•
pre-tax charges of $122 million ($56 million in cost of services, $65 million in selling, general and administrative expenses, and $1 million in other operating income, net), or $0.66 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business;

•	excess tax benefits associated with stock-based compensation arrangements of $18 million, or $0.13 per diluted share, recorded in income tax expense;

•
an income tax benefit of $14 million, or $0.09 per diluted share, associated with a change in a tax return accounting method that enabled us to accelerate the deduction of certain expenses on our 2017 tax return at the federal corporate statutory income tax rate in effect during 2017, partially offset by an income tax expense associated with finalizing the impact of the enactment of the Tax Cuts and Jobs Act ("TCJA"); and

•
net pre-tax charges of $2 million ($12 million in cost of services partially offset by a $10 million gain in other operating income, net), or $0.01 per diluted share, primarily attributable to costs incurred related to certain legal matters and a loss on the sale of a foreign subsidiary, which were partially offset by a gain associated with the decrease in the fair value of the contingent consideration accrual associated with a previous acquisition and an insurance claim for hurricane related losses.

Net Revenues

Net revenues for the year ended December 31, 2019 increased by 2.6% compared to the prior year.

DIS revenues for the year ended December 31, 2019 increased by 2.8% compared to the prior year driven by organic volume growth and the impact of recent acquisitions, partially offset by a decline in revenue per requisition.

•	Organic growth and acquisitions contributed approximately 1.1% and 1.7%, respectively, to DIS revenue growth.

•
DIS volume increased by 4.3%, with organic growth and acquisitions contributing approximately 3.1% and 1.2%, respectively, to DIS volume growth. Organic volume growth benefited from expanded in-network access primarily as a result of becoming a participating provider to UnitedHealthcare and Horizon Blue Cross Blue Shield of New Jersey.

•
Revenue per requisition decreased by 1.3% compared to the prior year primarily due to reimbursement pressure, including unit price reductions associated with PAMA and all other sources, of approximately 2.5%, and an increase in denials; partially offset by favorable mix, driven in part by acquisitions.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

Cost of services increased by $111 million for the year ended December 31, 2019 compared to the prior year. The increase was primarily driven by additional operating costs associated with our acquisitions; incremental operating expenses associated with organic volume growth; and higher depreciation expense associated with increased capital expenditures. These increases were partially offset by lower restructuring charges; incremental expense incurred in the prior year associated with reinvestments in the business with savings from tax reform; and cost reduction initiatives primarily under our Invigorate program. These initiatives enabled productivity gains as we leveraged our fixed cost structure to support the increase in volume.

Selling, General and Administrative Expenses ("SG&A")

SG&A consists principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense and general management and administrative support as well as administrative facility costs.

SG&A increased by $33 million for the year ended December 31, 2019, compared to the prior year, primarily driven by additional operating costs associated with our acquisitions; incremental operating expenses associated with organic volume growth; and higher costs associated with an increase in the value of our deferred compensation obligations. These increases were partially offset by incremental expense incurred in the prior year associated with reinvestments in the business with savings from tax reform; and cost reduction initiatives under our Invigorate program. These initiatives enabled productivity gains as we leveraged our fixed cost structure to support the increase in volume.

The increase in the value of our deferred compensation obligations is largely offset by gains due to the increase in the value of the associated investments, which are recorded in other income (expense), net. For further details regarding the Company's deferred compensation plans, see Note 17 to the audited consolidated financial statements.

Amortization of Intangible Assets

The $6 million increase in amortization of intangible assets for the year ended December 31, 2019 compared to the prior year was associated with our acquisitions.

Other Operating Income, net

Other operating income, net includes miscellaneous income and expense items and other charges related to operating activities.

For the year ended December 31, 2019, other operating income, net includes a $73 million gain associated with the sale and leaseback of a property, a $12 million gain associated with an insurance claim for hurricane related losses and a $12 million gain associated with the decrease in the fair value of the contingent consideration accruals associated with previous acquisitions, partially offset by non-cash asset impairment charges of $2 million.

For the year ended December 31, 2018, other operating income, net included a gain of $12 million associated with a decrease in the fair value of the contingent consideration accrual associated with a previous acquisition.

Interest Expense, net

Interest expense, net increased by $8 million for the year ended December 31, 2019 compared to the prior year, primarily driven by higher interest rates associated with our indebtedness, combined with higher average outstanding indebtedness due to refinancing activity during the year.

Other Income (Expense), net

Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

For the year ended December 31, 2019, other income (expense), net included $19 million of gains associated with investments in our deferred compensation plans.

For the year ended December 31, 2018, other income (expense), net included $6 million of losses associated with investments in our deferred compensation plans and the loss on the write-off of an equity investment.

Income Tax Expense

Income tax expense for the years ended December 31, 2019 and 2018 was $247 million and $182 million, respectively. The increase in income tax expense compared to the prior year was primarily driven by:

•	an increase in income from continuing operations before income taxes and equity in earnings of equity method investees;

•
a $15 million income tax benefit recognized in the prior year associated with a change in tax return accounting method that enabled us to accelerate the deduction of certain expenses on our 2017 tax return at the federal corporate statutory income tax rate in effect during 2017; and

•
$18 million of net income tax expense in 2019 associated with changes in reserves for uncertain tax positions compared to a $7 million net income tax benefit associated with changes in reserves for uncertain tax positions in the prior year primarily related to the expiration of the statute of limitations for certain income tax returns; partially offset by

•	a $12 million income tax benefit recognized in 2019 due to the release of valuation allowances associated with net operating loss carryforwards.

Equity in Earnings of Equity Method Investees, Net of Taxes

For the year ended December 31, 2019, there was a $13 million increase in equity in earnings of equity method investees, net of taxes, compared to the prior year, primarily associated with our investment in the Q2 Solutions joint venture.

Discontinued Operations

During the third quarter of 2006, we completed the wind down of Nichols Institute Diagnostics ("NID"), a test kit manufacturing subsidiary, which has been classified as discontinued operations for all periods presented. Discontinued operations, net of taxes, for the year ended December 31, 2019 includes discrete tax benefits of $20 million associated with the favorable resolution of certain tax contingencies related to NID.

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

As of December 31, 2019 and 2018, the fair value of our debt was estimated at approximately $5.1 billion and $4.0 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of December 31, 2019 and 2018, the estimated fair value exceeded the carrying value of the debt by $313 million and $85 million, respectively. A hypothetical 10% increase in interest rates (representing 28 basis points as of December 31, 2019 and 39 basis points as of December 31, 2018) would potentially reduce the estimated fair value of our debt by approximately $100 million and $88 million as of December 31, 2019 and 2018, respectively.

Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either a rate that is intended to approximate commercial paper rates for highly rated issuers, or LIBOR, plus a spread. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. As of December 31, 2019, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly rated issuers, or LIBOR, plus a spread of 0.70% to 0.725%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. As of December 31, 2019, there were no borrowings outstanding under either our $600 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility.

The notional amount of fixed-to-variable interest rate swaps outstanding as of both December 31, 2019 and 2018 was $1.2 billion. The aggregate fair value of the fixed-to-variable interest rate swaps was $28 million and $93 million, in a liability position, as of December 31, 2019 and 2018, respectively.

Based on our net exposure to interest rate changes, a hypothetical 10% change to the variable rate component of our variable rate indebtedness (representing 17 basis points) would potentially change annual interest expense by $2 million. A hypothetical 10% change in the forward one-month LIBOR curve (representing a 16 basis points change in the weighted average yield) would potentially change the fair value of our fixed-to-variable interest rate swap liabilities by $11 million.

In February 2019, we entered into interest rate lock agreements with several financial institutions for a total notional amount of $250 million to hedge a portion of our interest rate exposure associated with variability in future cash flows attributable to changes in the ten-year treasury rates related to the anticipated issuance of debt during 2019. In connection with the issuance of the 2029 Senior Notes, the agreements were settled and we paid $1 million. These losses are deferred in stockholders' equity, net of taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over the term of the 2029 Senior Notes.

During the third and fourth quarters of 2019, we entered into forward-starting interest rate swap agreements with several financial institutions for a total notional amount of $400 million to hedge a portion of our interest rate exposure associated with variability in future cash flows attributable to changes in interest rates over a ten-year period related to an anticipated issuance of debt. In connection with the issuance of the 2030 Senior Notes, these agreements were settled and we received $6 million. These gains are deferred in stockholders' equity, net of taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over a ten-year period.

For further details regarding our outstanding debt and our financial instruments and hedging activities, see Notes 13 and 15, respectively, to the audited consolidated financial statements.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences and healthcare industries. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values are measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes; we regularly evaluate these equity investments to determine if there are any indicators that the investment is impaired. The carrying value of our equity investments that do not have readily determinable fair values was $25 million as of December 31, 2019.

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

Liquidity and Capital Resources

	2019	2018	$ Change
	(dollars in millions)
Net cash provided by operating activities	$1,243	$1,200	$43
Net cash used in investing activities	(411)	(801)	390
Net cash provided by (used in) financing activities	225	(401)	626
Net change in cash and cash equivalents and restricted cash	$1,057	$(2)	$1,059

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly-liquid short-term investments. Cash and cash equivalents as of December 31, 2019 and 2018 totaled $1,192 million and $135 million, respectively.

As of December 31, 2019, approximately 3% of our $1,192 million of consolidated cash and cash equivalents were held outside of the United States. Our current liquidity position does not require repatriation of these funds in order to fund operations in the United States. However, as a result of changes introduced by the TCJA, we may repatriate back to the United States the portion of these foreign funds not expected to be used to maintain or expand operations (including through acquisitions) outside of the United States.

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2019 was $1,243 million, and increased $43 million compared to the prior year primarily as a result of:

•	lower compensation payments in 2019 compared to 2018;

•	higher operating income in 2019 as compared to 2018;

•	timing of movements in our working capital accounts; and

•	a $28 million refund from the taxing authorities associated with the favorable resolution of certain tax contingencies related to a discontinued operation; partially offset by

•	a $118 million increase in income tax payments.

Days sales outstanding, a measure of billing and collection efficiency, was 54 days as of both December 31, 2019 and 2018.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $411 million, compared to $801 million for the year ended December 31, 2018. This $390 million decrease in cash used in investing activities was primarily a result of a $363 million decrease in net cash paid for business acquisitions.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $225 million, compared to net cash used in financing activities of $401 million for the year ended December 31, 2018. This $626 million increase in cash provided by financing activities was primarily a result of $832 million of net borrowings (proceeds from borrowing less repayments of debt) in 2019 compared to $124 million of net borrowings in 2018.

In March 2019, we completed the issuance of the 2029 Senior Notes and repaid in full, at maturity, our $300 million senior notes due April 1, 2019. In December 2019, we completed the issuance of the 2030 Senior Notes, and, in January 2020, we used the net proceeds, along with cash on hand, to redeem in full our $500 million senior notes due January 2020 and our $300 million senior notes due March 2020. In addition, during 2019 we borrowed a total of $985 million under our secured receivables credit facility to fund periodic working capital requirements as well as our 2019 acquisition and repaid $1,145 million under our secured receivables credit facility. During the year ended December 31, 2019, there were no borrowings or repayments under our senior unsecured revolving credit facility.

In 2018, there were $2,090 million in cumulative borrowings under our secured receivables credit facility primarily associated with working capital requirements as well as the funding of our 2018 acquisitions and $1,960 million in repayments. In 2018, there were no borrowings or repayments under our senior unsecured revolving credit facility.

For details regarding our debt and related transactions, see Note 13 to the audited consolidated financial statements.

Dividend Program

During each of the four quarters of 2019, our Board of Directors declared a quarterly cash dividend of $0.53 per common share. During each of the first three quarters of 2018, our Board of Directors declared a quarterly cash dividend of $0.50 per common share. During the fourth quarter of 2018, our Board of Directors declared a quarterly cash dividend of $0.53 per common share. On January 30, 2020, we announced that our Board of Directors authorized a 5.7% increase in our quarterly cash dividend from $0.53 to $0.56 per share, or $2.24 per share annually, commencing with the dividend payable in April 2020.

Share Repurchases

In November 2019, our Board of Directors authorized us to repurchase an additional $1 billion of our common stock. As of December 31, 2019, $1.2 billion remained available under the Company’s share repurchase authorization.

For the year ended December 31, 2019, we repurchased 3.5 million shares of our common stock for $350 million.

For the year ended December 31, 2018, we repurchased 3.4 million shares of our common stock for $325 million, which included an accrual of $3 million recorded in accounts payable and accrued expenses in the consolidated balance sheet for share repurchases not settled until after December 31, 2018.

For further details regarding our share repurchases, see Note 16 to the audited consolidated financial statements.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of December 31, 2019 (dollars in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Outstanding debt	$4,776	$800	$550	$300	$3,126
Finance lease obligations	33	3	6	3	21
Interest payments on outstanding debt	1,706	187	301	280	938
Operating leases	741	194	274	156	117
Purchase obligations	1,684	315	563	438	368
Merger consideration obligation	7	7	—	—	—
Total contractual obligations	$8,947	$1,506	$1,694	$1,177	$4,570

Interest payments on our outstanding debt include interest associated with finance lease obligations and have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of December 31, 2019 applied to the December 31, 2019 balances, which are assumed to remain outstanding through their maturity dates. A description of the terms of our indebtedness and related debt service requirements is contained in Note 13 to the audited consolidated financial statements.

Operating lease obligations include variable charges (primarily maintenance fees and utilities associated with our real estate leases) in effect as of December 31, 2019. A discussion and analysis regarding our operating lease obligations is contained in Note 14 to the audited consolidated financial statements.

Purchase obligations include our noncancelable commitments to purchase products or services as described in Note 18 to the audited consolidated financial statements.

Merger consideration obligations include consideration owed on our business acquisitions. For details regarding our acquisitions, see Note 6 to the audited consolidated financial statements.

As of December 31, 2019, our total liabilities associated with unrecognized tax benefits were approximately $88 million, which were excluded from the table above. We expect that these liabilities may decrease by up to $10 million within the next twelve months, primarily as a result of payments, settlements, expiration of statutes of limitations and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 8 to the audited consolidated financial statements for information regarding our contingent tax liability reserves.

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass"), we granted UMass the right to require us to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of December 31, 2019, the fair value of the redeemable noncontrolling interest on the audited consolidated balance sheet was $76 million, which was excluded from the table above. Since the redemption of the noncontrolling interest is outside of our control, we cannot make a reasonably reliable estimate of the timing of the future payment, if any, of the redeemable noncontrolling interest. For further details regarding the redeemable noncontrolling interest, see Note 16 to the audited consolidated financial statements.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of December 31, 2019, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

Requirements and Capital Resources

We estimate that we will invest approximately $375 million to $400 million during 2020 for capital expenditures, to support and grow our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including our new multi-year laboratory construction in New Jersey, and additional investments in our advanced diagnostics and consumer growth strategies.

In January 2020, we redeemed in full our $500 million senior notes due January 2020 and $300 million senior notes due March 2020 using cash on hand principally associated with the net proceeds from the 2030 Senior Notes offering in December.

As of December 31, 2019, $1.3 billion of borrowing capacity was available under our existing credit facilities consisting of $529 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. The secured receivables credit facility includes a $250 million loan commitment which matures October 2020, and a $250 million loan commitment and a $100 million letter of credit facility which mature October 2021. The senior unsecured revolving credit facility matures in March 2023.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2019 is effective.

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

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, audited the Company's internal control over financial reporting as of December 31, 2019 and issued their audit report on the Company's internal control over financial reporting included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Quest Diagnostics Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Quest Diagnostics Incorporated and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation accounts and reserves for each of the three years in the period ended December 31, 2019 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Diagnostics Information Services (DIS) Business Accounts Receivable - Contractual Allowances

As described in Note 3 to the consolidated financial statements, management estimates the amount of consideration it expects to be entitled to receive from customer groups, using the portfolio approach, in exchange for providing services. These estimates include the impact of contractual allowances, including payer denials, and price concessions. The portfolio approach includes the following groups of customers: healthcare insurers, government payers, client payers and patients (22%, 11%, 42% and 20% of consolidated net accounts receivable as of December 31, 2019, respectively, as disclosed by management). The DIS business accounted for 95% of consolidated net accounts receivable ($1,063 million) as of December 31, 2019. Net revenues and accounts receivable recognized from healthcare insurers and government payers consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers, which considers historical denial and collection experience and, additionally for healthcare insurers, the terms of the Company’s contractual arrangements. As disclosed by management, the process for estimating revenues and the ultimate collection of receivables associated with the DIS business involves significant assumptions and judgments.

The principal considerations for our determination that performing procedures relating to the valuation of DIS business accounts receivable - contractual allowances is a critical audit matter are the estimate of net collectible accounts receivable, specifically contractual allowances, involves significant judgment and estimation on the part of management. This in turn led to significant auditor judgment and effort in performing procedures to evaluate the audit evidence obtained related to the contractual allowances.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of DIS business accounts receivable, which included controls over management’s methodology and data used to estimate contractual allowances. These procedures also included, among others, testing management's process for developing the estimate for contractual allowances, including evaluating the appropriateness of the methodology and testing the historical contractual allowance and collection data from the Company’s billing system, which is an input to the methodology. Additionally, the reasonableness of management’s assumptions for contractual allowances was evaluated by comparing actual cash collected to the prior year estimate (net accounts receivable).

/s/	PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 20, 2020

We have served as the Company’s auditor since 1995.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND 2018
(in millions, except per share data)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,192	$135
Accounts receivable, net of allowance for doubtful accounts of $15 as of both December 31, 2019 and 2018	1,063	1,012
Inventories	123	99
Prepaid expenses and other current assets	112	144
Total current assets	2,490	1,390
Property, plant and equipment, net	1,453	1,288
Operating lease right-of-use assets	518	—
Goodwill	6,619	6,563
Intangible assets, net	1,121	1,207
Investments in equity method investees	482	436
Other assets	160	119
Total assets	$12,843	$11,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,041	$1,021
Current portion of long-term debt	804	464
Current portion of long-term operating lease liabilities	145	—
Total current liabilities	1,990	1,485
Long-term debt	3,966	3,429
Long-term operating lease liabilities	413	—
Other liabilities	711	745
Commitments and contingencies
Redeemable noncontrolling interest	76	77
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both December 31, 2019 and 2018; 217 shares issued as of both December 31, 2019 and 2018	2	2
Additional paid-in capital	2,722	2,667
Retained earnings	8,174	7,602
Accumulated other comprehensive loss	(39)	(59)
Treasury stock, at cost; 84 shares and 82 shares as of December 31, 2019 and 2018, respectively	(5,218)	(4,996)
Total Quest Diagnostics stockholders’ equity	5,641	5,216
Noncontrolling interests	46	51
Total stockholders’ equity	5,687	5,267
Total liabilities and stockholders’ equity	$12,843	$11,003

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(in millions, except per share data)

	2019	2018	2017

Net revenues	$7,726	$7,531	$7,402

Operating costs and expenses and other operating (income) expense:
Cost of services	5,037	4,926	4,719
Selling, general and administrative	1,457	1,424	1,443
Amortization of intangible assets	96	90	74
Other operating (income) expense, net	(95)	(10)	1
Total operating costs and expenses, net	6,495	6,430	6,237

Operating income	1,231	1,101	1,165

Other (expense) income:
Interest expense, net	(175)	(167)	(151)
Other income (expense), net	20	(8)	16
Total non-operating expenses, net	(155)	(175)	(135)

Income from continuing operations before income taxes and equity in earnings of equity method investees	1,076	926	1,030
Income tax expense	(247)	(182)	(241)
Equity in earnings of equity method investees, net of taxes	57	44	35
Income from continuing operations	886	788	824
Income from discontinued operations, net of taxes	20	—	—
Net income	906	788	824
Less: Net income attributable to noncontrolling interests	48	52	52
Net income attributable to Quest Diagnostics	$858	$736	$772

Amounts attributable to Quest Diagnostics’ common stockholders:
Income from continuing operations	$838	$736	$772
Income from discontinued operations, net of taxes	20	—	—
Net income	$858	$736	$772

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$6.21	$5.39	$5.63
Income from discontinued operations	0.15	—	—
Net income	$6.36	$5.39	$5.63

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$6.13	$5.29	$5.50
Income from discontinued operations	0.15	—	—
Net income	$6.28	$5.29	$5.50

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(in millions)

	2019	2018	2017

Net income	$906	$788	$824

Other comprehensive income (loss):
Foreign currency translation adjustment	7	(11)	20
Investment adjustments, net of taxes	8	—	3
Net deferred gain on cash flow hedges, net of taxes	5	2	1
Other comprehensive income (loss)	20	(9)	24

Comprehensive income	926	779	848
Less: Comprehensive income attributable to noncontrolling interests	48	52	52
Comprehensive income attributable to Quest Diagnostics	$878	$727	$796

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(in millions)

	2019	2018	2017
Cash flows from operating activities:
Net income	$906	$788	$824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	329	309	270
Provision for doubtful accounts	11	6	8
Deferred income tax provision	15	73	9
Stock-based compensation expense	56	61	79
(Gains) losses on sale of property, plant and equipment	(70)	6	2
Other, net	(39)	6	(8)
Changes in operating assets and liabilities:
Accounts receivable	(63)	(65)	9
Accounts payable and accrued expenses	73	(19)	(8)
Income taxes payable	29	4	16
Other assets and liabilities, net	(4)	31	(26)
Net cash provided by operating activities	1,243	1,200	1,175

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(58)	(421)	(581)
Proceeds from disposition of business	—	2	1
Proceeds from disposition of property, plant, and equipment	91	2	1
Capital expenditures	(400)	(383)	(252)
(Increase) decrease in investments and other assets	(44)	(1)	1
Net cash used in investing activities	(411)	(801)	(830)

Cash flows from financing activities:
Proceeds from borrowings	2,281	2,090	205
Repayments of debt	(1,449)	(1,966)	(182)
Purchases of treasury stock	(353)	(322)	(465)
Exercise of stock options	119	99	130
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(16)	(21)	(23)
Dividends paid	(286)	(266)	(247)
Distributions to noncontrolling interest partners	(54)	(54)	(51)
Contributions from noncontrolling interest partners	—	16	4
Other financing activities, net	(17)	23	37
Net cash provided by (used in) financing activities	225	(401)	(592)

Net change in cash and cash equivalents and restricted cash	1,057	(2)	(247)
Cash and cash equivalents and restricted cash, beginning of year	135	137	384
Cash and cash equivalents and restricted cash, end of year	$1,192	$135	$137

Cash and cash equivalents	$1,192	$135	$137
Restricted cash	—	—	—
Cash and cash equivalents and restricted cash, end of year	$1,192	$135	$137

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Out- standing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock-holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2016	137	$2	$2,545	$6,613	$(72)	$(4,460)	$32	$4,660	$77
Net income				772			45	817	7
Other comprehensive income, net of tax					24			24
Dividends declared				(247)				(247)
Distributions to noncontrolling interest partners							(47)	(47)	(4)
Issuance of common stock under benefit plans			11			12		23
Stock-based compensation expense			75			4		79
Exercise of stock options	3		4			126		130
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(23)					(23)
Purchases of treasury stock	(5)					(465)		(465)
Contributions from noncontrolling interest partners							4	4
Balance, December 31, 2017	135	$2	$2,612	$7,138	$(48)	$(4,783)	$34	$4,955	$80
Net income				736			45	781	7
Other comprehensive loss, net of tax					(9)			(9)
Dividends declared				(274)				(274)
Distributions to noncontrolling interest partners							(44)	(44)	(10)
Issuance of common stock under benefit plans			14			14		28
Stock-based compensation expense			56			5		61
Exercise of stock options	3		6			93		99
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(21)					(21)
Purchases of treasury stock	(3)					(325)		(325)
Contributions from noncontrolling interest partners							16	16
Reclassification of stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act				2	(2)			—
Balance, December 31, 2018	135	$2	$2,667	$7,602	$(59)	$(4,996)	$51	$5,267	$77
Net income				858			42	900	6
Other comprehensive income, net of tax					20			20
Dividends declared				(286)				(286)
Distributions to noncontrolling interest partners							(47)	(47)	(7)
Issuance of common stock under benefit plans			9			15		24
Stock-based compensation expense			55			1		56
Exercise of stock options	2		7			112		119
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(16)					(16)
Purchases of treasury stock	(4)					(350)		(350)
Balance, December 31, 2019	133	$2	$2,722	$8,174	$(39)	$(5,218)	$46	$5,687	$76

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions unless otherwise indicated)

1.    DESCRIPTION OF BUSINESS

Background

Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") empower people to take action to improve health outcomes.  The Company uses its extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management.  The Company's diagnostic information services business ("DIS") provides information and insights based on the industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The Company provides services to a broad range of customers, including patients, clinicians, hospitals, independent delivery networks ("IDNs"), health plans, employers and accountable care organizations ("ACOs"). The Company offers the broadest access in the United States to diagnostic information services through its nationwide network of laboratories, patient service centers and phlebotomists in physician offices and the Company's connectivity resources, including call centers and mobile paramedics, nurses and other health and wellness professionals. The Company is the world's leading provider of diagnostic information services. The Company provides interpretive consultation with one of the largest medical and scientific staffs in the industry and hundreds of M.D.s and Ph.Ds, many of whom are recognized leaders in their fields. The Company's Diagnostic Solutions businesses ("DS") are the leading provider of risk assessment services for the life insurance industry and offer healthcare organizations and clinicians robust information technology solutions.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of all entities controlled by the Company through its direct or indirect ownership of a majority voting interest. Additionally, the consolidated financial statements include the accounts of variable interest entities (“VIEs”) in which the Company has a variable interest and for which the Company is the “primary beneficiary” as it has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE. All significant intercompany accounts and transactions are eliminated in consolidation.

Income attributable to the minority interest in the Company's majority owned and controlled consolidated subsidiaries is recorded as net income attributable to noncontrolling interests in the consolidated statements of operations and the noncontrolling interest is reflected as a separate component of consolidated stockholders' equity in the consolidated balance sheets.

Basis of Presentation

During the third quarter of 2006, the Company completed the wind down of Nichols Institute Diagnostics ("NID"), a test kit manufacturing subsidiary. The accompanying consolidated statements of operations and related disclosures report the results of NID as discontinued operations for all periods presented. See Note 21 for a further discussion of discontinued operations.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.

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

Revenue Recognition

The Company primarily recognizes as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods sold or services rendered upon completion of the testing process, when results are reported, or when services have been rendered (see Note 3). Net revenues from Medicare and Medicaid programs were approximately 15%, 16% and 17% of the Company's consolidated net revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Stock-Based Compensation

The Company measures stock-based compensation for equity awards at fair value on the date of grant and records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the change. The terms of the Company's performance share unit awards allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. Stock-based compensation expense associated with performance share units is recognized based on management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the change. For further details regarding stock-based compensation, see Note 17.

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

Foreign Currency

The Company predominately uses the U.S. dollar as its functional currency. The functional currency of the Company's foreign operating subsidiaries generally is the applicable local currency. Assets and liabilities denominated in non-U.S. dollars are translated into U.S. dollars at exchange rates as of the end of the reporting period. Income and expense items are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Gains and losses from foreign currency transactions, which are denominated in a currency other than the functional currency, are included within other operating (income) expense, net in the consolidated statements of operations. Foreign currency transaction gains and losses have historically not been material. The Company may be exposed to market risk for changes in foreign exchange rates primarily under certain intercompany receivables and payables. From time to time, the Company uses foreign exchange forward contracts to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. The Company's foreign exchange exposure is not material to the Company's consolidated financial condition. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long-term in nature.

Cash and Cash Equivalents

Cash and cash equivalents include all highly-liquid investments with original maturities, at the time acquired by the Company, of three months or less.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments, accounts receivable and derivative financial instruments. The Company's policy is to place its cash, cash equivalents and short-term investments in highly-rated financial instruments and institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company's payers and their dispersion across many different geographic regions, and is limited to certain payers who are large buyers of the Company's services. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company has receivables due from federal and state governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent on submitting appropriate documentation. As of December 31, 2019 and 2018, receivables due from government payers under the Medicare and Medicaid programs represented approximately 11% and 13%, respectively, of the Company's consolidated net accounts receivable. The portion of the Company's accounts receivable due from patients comprises the largest portion of credit risk. As of both December 31, 2019 and 2018, receivables due from patients represented approximately 20% of the Company's consolidated net accounts receivable. The Company applies assumptions and judgments including historical collection experience (including the period the receivables have been outstanding) for assessing collectibility and determining net revenues and accounts receivable from patients.

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

Inventories

Inventories, which consist principally of finished goods testing supplies and reagents, are valued at the lower of cost (first in, first out method) or net realizable value.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed as incurred for preliminary project activities and post-implementation activities. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll-related costs for employees who are directly associated with the internal-use software project, and interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs for maintenance and training are expensed as incurred. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the expected useful lives of the assets. Depreciation and amortization are provided on the straight-line method over expected useful asset lives as of December 31, 2019 as follows:

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Goodwill

Goodwill represents the excess of the fair value of the acquiree (including the fair value of non-controlling interests) over the recognized bases of the net identifiable assets acquired and includes the future economic benefits from other assets that could not be individually identified and separately recognized. Goodwill is not amortized, but instead is periodically reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill exceeds its fair value.

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

The Company performs its annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2019 and 2018, the Company performed the qualitative assessment for its DIS and risk assessment services reporting units. Based on the totality of information available for the DIS and risk assessment services reporting units, the Company concluded that it was more likely than not that the estimated fair values were greater than the carrying values of the reporting units, and as such, no further analysis was required.

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

Based upon the Company’s most recent annual impairment tests completed during the fourth quarter of the years ended December 31, 2019 and 2018, the Company concluded that indefinite-lived intangible assets were not impaired.

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

Investments

The Company's investments (except for those accounted for under the equity method of accounting), are included in other assets in the consolidated balance sheets and include:

•
Equity investments with readily determinable fair values which are comprised of participant-directed investments of deferred employee compensation and related Company matching contributions held in trusts pursuant to the Company's supplemental deferred compensation plans (see Note 17). These investments are measured at fair value with both realized and unrealized gains and losses recorded in current earnings within other income (expense), net in the consolidated statements of operations. For the years ended December 31, 2019, 2018 and 2017, gains and (losses) from these equity securities totaled $10 million, $(2) million, and $8 million, respectively. The carrying value of these investments were $59 million and $53 million at December 31, 2019 and 2018, respectively.

•
Equity investments that do not have readily determinable fair values which consist of investments in preferred and common shares of privately held companies. These investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company regularly evaluates these equity investments to determine if there are any indicators that the investment is impaired; no impairment charges were recognized related to these investments for the years ended December 31, 2019, 2018, and 2017. The carrying value of these investments were $25 million and $10 million at December 31, 2019 and 2018, respectively.

•
Available-for-sale debt securities of privately-held companies. These investments are measured at fair value with unrealized gains and losses presented in other comprehensive income. The carrying amount of these investments was $12 million and $0 million at December 31, 2019 and 2018, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes:

•	Foreign currency translation adjustments;

•	Investment adjustments, which represent unrealized holding gains (losses), net of tax on available for sale debt securities; and

•
Net deferred gains (losses) on cash flow hedges, which represents deferred gains (losses), net of tax, on interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 15 and 16).

Prior to adoption of the new accounting guidance on recognition and measurement of financial assets and liabilities in 2018, investment adjustments also included unrealized holding gains (losses), net of tax, on available-for-sale equity securities, net of other-than-temporary impairment amounts reclassified to other income (expense), net.

New Accounting Standards

Adoption of New Accounting Standards

On January 1, 2019, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board ("FASB") on accounting for leases using the modified retrospective method. This new accounting standard requires a lessee to recognize on its balance sheet an asset and liability for most leases. The Company elected the optional transition method that allowed for a cumulative-effect adjustment to the opening balance of retained earnings recorded on January 1, 2019

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

and did not restate previously reported results in the comparative periods. The Company also elected the package of practical expedients, which among other things, allowed it to carry forward its historical lease classification.

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

In addition, the adoption of this new accounting standard resulted in increased qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. For further details, see Note 14.

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

New Accounting Standards To Be Adopted

In August 2018, the FASB issued an Accounting Standard Update (“ASU”) that aligns the requirements for deferring implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for the Company in the first quarter of 2020 and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of this standard, which the Company expects to do on a prospective basis, is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In June 2016, the FASB issued an ASU that changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU is effective for the Company in the first quarter of 2020 and must be adopted using a modified retrospective transition approach. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

3.    REVENUE RECOGNITION

DIS

Net revenues in the Company’s DIS business accounted for greater than 95% of the Company’s total net revenues for the years ended December 31, 2019, 2018 and 2017 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligation and recognizes revenues upon completion of the testing process, when results are reported, or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups, using the portfolio approach, in exchange for providing services. These estimates include the impact of contractual allowances, including payer denials, and price concessions, as discussed below. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers, client payers and patients. Contracts with customers in the DIS business do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.

The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation. The Company follows a standard process, which considers historical denial and collection experience and other factors (including the period the receivables have been outstanding), to estimate contractual allowances and implicit price concessions, recording adjustments in the current period as changes in estimates. Further adjustments to the allowances, based on actual receipts, may be recorded upon settlement. Based on this process, during the fourth quarter of 2018, the Company

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

increased its reserves for revenues and accounts receivable by approximately $35 million due to an increase in denials and a shift toward higher patient responsibility throughout the year.

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

Client Payers

Client payers include physicians, hospitals, ACOs, IDNs, employers, other commercial laboratories and institutions for which services are performed on a wholesale basis, and are billed based on negotiated fee schedules. Credit risk and ability to pay are more of a consideration for these payers than healthcare insurers and government payers. Collection of consideration the Company expects to receive generally occurs within 60 to 90 days of billing. In addition to our standard approach to establishing allowances for doubtful accounts (which considers a number of factors including the period the receivables have been outstanding), our approach to client payer receivables also focuses on specific account reviews, historical collection experience and other factors.

Patients

Uninsured patients are billed based on established patient fee schedules or fees negotiated with physicians on behalf of their patients. Insured patients (includes coinsurance and deductible responsibilities) are billed based on fees negotiated with healthcare insurers. Collection of billings from patients is subject to credit risk and ability of the patients to pay. Net revenues consist of amounts billed net of discounts provided to uninsured patients in accordance with the Company’s policies and implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

consideration the Company expects to receive from patients, which considers historical collection experience (including the period the receivables have been outstanding) and other factors including current market conditions. Patient billings are generally fully reserved for when the related billing reaches 210 days outstanding. Balances are automatically written off when they are sent to collection agencies. Allowances are further adjusted for estimated recoveries of amounts sent to collection agencies based on historical collection experience, which is regularly monitored. Collection of consideration the Company expects to receive generally occurs within 30 to 60 days of billing.

DS

The Company’s DS businesses primarily satisfy their performance obligations and recognize revenues when delivery has occurred or services have been rendered. Collection of consideration the Company expects to receive generally occurs within 30 to 60 days of billing.

The approximate percentage of net revenue by type of customer was as follows:

	Twelve Months Ended December 31,
	2019	2018	2017
Healthcare insurers:
Fee-for-service	33%	32%	34%
Capitated	3	3	3
Total healthcare insurers	36	35	37
Government payers	15	16	17
Client payers	32	32	30
Patients	13	13	12
Total DIS	96	96	96
DS	4	4	4
Net revenues	100%	100%	100%

For the years ended December 31, 2019, 2018 and 2017, substantially all of the Company’s services were provided within the United States, see Note 19.

The approximate percentage of net accounts receivable by type of customer as of December 31, 2019 and 2018 was as follows:

	2019	2018

Healthcare Insurers	22%	22%
Government Payers	11	13
Client Payers	42	41
Patients (including coinsurance and deductible responsibilities)	20	20
Total DIS	95	96
DS	5	4
Net accounts receivable	100%	100%

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

4.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share is as follows (in millions, except per share data):

	2019	2018	2017
Amounts attributable to Quest Diagnostics’ common stockholders:
Income from continuing operations	$838	$736	$772
Income from discontinued operations, net of taxes	20	—	—
Net income attributable to Quest Diagnostics' common stockholders	$858	$736	$772

Income from continuing operations	$838	$736	$772
Less: Earnings allocated to participating securities	3	3	3
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$835	$733	$769

Weighted average common shares outstanding – basic	134	136	137
Effect of dilutive securities:
Stock options and performance share units	2	3	3
Weighted average common shares outstanding – diluted	136	139	140

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$6.21	$5.39	$5.63
Income from discontinued operations	0.15	—	—
Net income	$6.36	$5.39	$5.63

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$6.13	$5.29	$5.50
Income from discontinued operations	0.15	—	—
Net income	$6.28	$5.29	$5.50

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	2019	2018	2017

Stock options	3	2	2

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

Restructuring Charges

The following table provides a summary of the Company's pre-tax restructuring charges for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017

Employee separation costs	$(3)	$45	$29
Facility-related costs	1	4	1
Asset impairment charges	—	2	3
Total restructuring charges	$(2)	$51	$33

The restructuring activity incurred for the year ended December 31, 2019 primarily represents a release of the liability relating to restructuring charges recorded in prior periods, which were determined to no longer be required. The restructuring charges incurred for the years ended December 31, 2018 and 2017 were primarily associated with various workforce reduction initiatives as the Company continued to simplify and restructure its organization. The $(2) million of restructuring charges recognized during the year ended December 31, 2019 were recorded in selling, general and administrative expenses. Of the total restructuring charges incurred during the year ended December 31, 2018, $22 million and $29 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the year ended December 31, 2017, $11 million and $22 million were recorded in cost of services and selling, general and administrative expenses, respectively.

Charges for all periods presented were primarily recorded in the Company's DIS business.

The following table summarizes the activity of the restructuring liability during 2019 and 2018, which is included in accrued expenses in Note 12:

	Employee Separation Costs	Facility-Related Costs	Total

Balance, December 31, 2017	$21	$1	$22
Income statement expense	45	4	49
Cash payments	(29)	(4)	(33)
Balance, December 31, 2018	37	1	38
Income statement income	(3)	—	(3)
Cash payments	(25)	—	(25)
Other	—	(1)	(1)
Balance, December 31, 2019	$9	$—	$9

Subsequent to the adoption of the new accounting standard related to accounting for leases, facility-related costs are recognized as a reduction of the Company's operating lease right-of-use assets. See Note 2 for further details on the adoption of the new accounting standard.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

6.    BUSINESS ACQUISITIONS

2019 Acquisitions

During 2019, the Company completed acquisitions for an aggregate purchase price of $63 million, including the acquisition discussed below. The 2019 acquisitions resulted in goodwill of $43 million, of which $36 million is deductible for tax purposes. These acquisitions also resulted in $21 million of intangible assets, principally comprised of customer-related intangibles.

Acquisition of the Clinical Laboratory Services Business of Boyce & Bynum Pathology Laboratories, P.C.

On February 11, 2019, the Company completed its acquisition of certain assets of the clinical laboratory services business of Boyce & Bynum Pathology Laboratories, P.C. ("Boyce & Bynum") in an all cash transaction for $61 million, which consisted of cash consideration of $55 million and contingent consideration initially estimated at $6 million. The contingent consideration arrangement is dependent upon the achievement of certain testing volume benchmarks. During 2019, the liability was reduced to $0 as a result of updated testing volume forecasts for the earn-out period compared to the testing volume target included in the contingent consideration arrangement, resulting in a $6 million gain recorded in other operating (income) expense, net. Based on the purchase price allocation, the assets acquired principally consist of $41 million of goodwill (of which $35 million is tax deductible) and $20 million of customer-related intangible assets. The intangible assets will be amortized over a useful life of 15 years. For further details regarding the fair value of the contingent consideration, see Note 7.

2018 Acquisitions

During 2018, the Company completed acquisitions for an aggregate purchase price of $440 million, net of cash acquired, including the acquisitions discussed below. The 2018 acquisitions resulted in goodwill of $241 million, of which $205 million is deductible for tax purposes. These acquisitions also resulted in $167 million of intangible assets, principally comprised of customer-related intangibles. Net revenues attributable to the 2018 acquisitions were $84 million for the year ended December 31, 2018.

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

Acquisition of the Outreach Laboratory Services Business of Cape Cod Healthcare, Inc.

On June 18, 2018, the Company completed the acquisition of the outreach laboratory services business of Cape Cod Healthcare, Inc., in an all cash transaction for $35 million. The assets acquired principally consist of tax deductible goodwill and customer-related intangible assets.

Acquisition of ReproSource, Inc.

On September 19, 2018, the Company completed the acquisition of ReproSource, Inc. ("ReproSource"), in an all cash transaction for $35 million, which consisted of cash consideration of $30 million and contingent consideration estimated at $5 million. The contingent consideration arrangement is dependent upon the achievement of certain revenue targets. During 2019, the liability was reduced to $0 as a result of updated revenue forecasts for 2019 compared to the earn-out revenue target included in the contingent consideration arrangement, resulting in a net gain recorded in other operating (income) expense, net.

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

Acquisition of the U.S. Laboratory Services Business of Oxford Immunotec, Inc.

On November 6, 2018, the Company completed the acquisition of all of the operations of the U.S. laboratory services business of Oxford Immunotec, Inc. ("Oxford"), in an all cash transaction for $170 million, net of $1 million cash acquired. The acquisition included laboratories in Tennessee and Massachusetts that provide tuberculosis and tick-borne disease testing services. As part of the transaction, Oxford will sell test kits and related accessories to the Company under a long-term supply agreement. In September 2019, the Company finalized its purchase price allocation and recorded a $13 million increase to goodwill, an $11 million decrease to intangible assets and a $2 million adjustment to other assets and liabilities. These adjustments did not have a material impact on the Company's consolidated results of operations. Based on the final purchase price allocation, the assets acquired and liabilities assumed primarily consist of $43 million of intangible assets, $112 million of tax deductible goodwill, $13 million of working capital and $6 million of property, plant and equipment. The intangible assets consist primarily of customer-related and contract-related assets which are being amortized over a useful life of 15 years and 5 years, respectively.

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

Acquisition of the Outreach Laboratory Services Business of PeaceHealth Laboratories

On May 1, 2017, the Company completed the acquisition of the outreach laboratory services business of PeaceHealth Laboratories ("PHL"), in an all cash transaction for $101 million. PHL is a healthcare system in Oregon, Washington and Alaska. The assets acquired principally consist of $71 million of tax deductible goodwill and $30 million of customer-related intangible assets. The intangible assets are being amortized over a useful life of 15 years.

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

Acquisition of the Outreach Laboratory Services Business of The William W. Backus Hospital and The Hospital of Central Connecticut

On September 28, 2017, the Company completed the acquisition of the outreach laboratory services businesses of two hospitals of Hartford HealthCare Corporation, The William W. Backus Hospital and The Hospital of Central Connecticut, in an all cash transaction for $30 million. The assets acquired principally consist of tax deductible goodwill and customer-related intangible assets.

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

Acquisition of the Clinical and Anatomic Pathology Laboratory Business of Shiel Holdings, LLC

On December 7, 2017, the Company completed the acquisition of certain assets of the clinical and anatomic pathology laboratory business of Shiel Holdings, LLC ("Shiel") in an all cash transaction for $176 million, which consisted of cash consideration of $170 million and contingent consideration estimated at $6 million. The contingent consideration arrangement is dependent upon the achievement of certain testing volume benchmarks. Shiel serves the New York-New Jersey metropolitan area. The assets acquired principally consist of $106 million of goodwill (of which $100 million is currently tax deductible) and $70 million of customer-related intangible assets. The intangible assets are being amortized over a useful life of 15 years. For further details regarding the fair value of the contingent consideration, see Note 7.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

7.     FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2019
Assets:
Trading securities	$59	$59	$—	$—
Cash surrender value of life insurance policies	43	—	43	—
Available-for-sale debt securities	12	—	—	12
Total	$114	$59	$43	$12

Liabilities:
Deferred compensation liabilities	$110	$—	$110	$—
Fix-to-variable interest rate swaps	28	—	28	—
Contingent consideration	7	—	—	7
Total	$145	$—	$138	$7

Redeemable noncontrolling interest	$76	$—	$—	$76

December 31, 2018
Assets:
Trading securities	$53	$53	$—	$—
Cash surrender value of life insurance policies	34	—	34	—
Total	$87	$53	$34	$—

Liabilities:
Deferred compensation liabilities	$96	$—	$96	$—
Fix-to-variable interest rate swaps	93	—	93	—
Contingent consideration	14	—	—	14
Total	$203	$—	$189	$14

Redeemable noncontrolling interest	$77	$—	$—	$77

The Company offers certain employees the opportunity to participate in a non-qualified supplemental deferred compensation plan. A participant's deferrals, together with Company matching credits, are invested in a variety of participant-directed stock and bond mutual funds that are classified as trading securities. The trading securities are classified within Level 1 of the fair value hierarchy because the changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held, exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation. The deferred compensation liabilities are classified within Level 2 of the fair value hierarchy because their inputs are derived principally from observable market data by correlation to the trading securities.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Changes in the fair value of the deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the deferred compensation obligation are classified within Level 2 of the fair value hierarchy because their inputs are derived principally from observable market data by correlation to the hypothetical investments. Deferrals under the plan currently may only be made by participants who made deferrals under the plan in 2017.

The Company's available-for-sale debt securities are measured at fair value using discounted cash flows. These fair value measurements are classified within Level 3 of the fair value hierarchy as the fair value is based on significant inputs that are not observable. Significant inputs include cash flows projections and a discount rate.

The fair value measurements of the Company's fixed-to-variable interest rate swaps classified within Level 2 of the fair value hierarchy, are model-derived valuations as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions.

In connection with previous business acquisitions, the Company has contingent consideration obligations that are to be paid based on the achievement of certain testing volume or revenue benchmarks. As of December 31, 2019, the fair value of these contingent consideration liabilities totaled $7 million. These contingent consideration liabilities are measured at fair value using an option-pricing method and are classified within Level 3 of the fair value hierarchy as the fair value is determined based on significant inputs that are not observable. Significant inputs include management’s estimate of volume or revenue and other market inputs including comparable company revenue volatility and a discount rate. A summary of the significant inputs is as follows:

Business Acquisition	Benchmark	Comparable Company Revenue Volatility	Discount rate	Maximum Contingent Consideration Payment

Shiel	Volume	6.9%	4.5%	$15
ReproSource	Revenue	8.5%	6.5%	$10
Boyce & Bynum	Volume	8.0%	7.2%	$25

The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2017	$7
Purchases, additions and issuances	19
Settlements	(1)
Total (gains)/losses included in earnings - realized/unrealized	(11)
Balance, December 31, 2018	14
Purchases, additions and issuances	6
Settlements	(1)
Total (gains)/losses included in earnings - realized/unrealized	(12)
Balance, December 31, 2019	$7

The $12 million and $11 million net gains included in earnings associated with the changes in the fair value of contingent consideration for the years ended December 31, 2019 and 2018, respectively, is reported in other operating (income) expense, net.

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of December 31, 2019, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of December 31, 2019 and 2018, the fair value of the Company’s debt was estimated at $5.1 billion and $4.0 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

8.    TAXES ON INCOME

The Company's pre-tax income from continuing operations before equity in earnings of equity method investees consisted of approximately $1.1 billion, $0.9 billion and $1.0 billion from U.S. operations and pre-tax income (loss) of $15 million, $(1) million and $(7) million from foreign operations for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company recognized the income tax effects of the Tax Cut and Jobs Act ("TCJA") in its 2017 consolidated financial statements in accordance with Staff Accounting Bulletin No. 118, which provides Securities and Exchange Commission staff guidance for the application of Accounting Standards Codification Topic 740, Income Taxes, in the reporting period in which the TCJA was signed into law. As such, the Company’s 2017 financial results reflected the provisional estimate of the income tax effects of the TCJA.

During the year ended December 31, 2017, the Company recorded a provisional estimated income tax benefit of $106 million associated with the TCJA, including a deferred income tax benefit of $115 million primarily due to the remeasurement of net deferred tax liabilities and reserves at the new combined federal and state tax rate, partially offset by $9 million of current tax expense primarily due to the mandatory repatriation toll charge on undistributed foreign earnings and profits. The Company did not identify items for which the income tax effects of the TCJA had not been completed and a reasonable estimate could not be determined as of December 31, 2017. During the year ended December 31, 2018, the Company finalized the effect of the enactment of TCJA and recorded an additional $1 million of current income tax expense.

As a result of the TCJA, the Company changed its assertion that it intends to indefinitely reinvest undistributed earnings from certain non-U.S. subsidiaries outside the U.S. The Company is indefinitely reinvested in the remaining basis difference and it is not practicable to determine the associated amount of unrecognized deferred tax liability.

The components of income tax expense (benefit) for 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Current:
Federal	$176	$82	$226
State and local	53	26	5
Foreign	3	1	1
Deferred:
Federal	21	66	(20)
State and local	(4)	10	27
Foreign	(2)	(3)	2
Total	$247	$182	$241

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

A reconciliation of the federal statutory rate to the Company's effective tax rate for 2019, 2018 and 2017 was as follows:

	2019	2018	2017

Tax provision at statutory rate	21.0%	21.0%	35.0%
State and local income taxes, net of federal benefit	4.6	4.7	3.8
Gains and losses on book and tax basis difference	—	—	(0.1)
Impact of noncontrolling interests	(1.1)	(1.4)	(1.9)
Excess tax benefits on stock-based compensation arrangements	(1.2)	(1.9)	(3.6)
Return to provision true-ups	(1.4)	(1.4)	(2.0)
Impact of TCJA enactment	—	0.1	(10.4)
Change in accounting method	—	(1.6)	—
Impact of equity earnings	1.1	1.0	1.1
Changes in reserves for uncertain tax positions	1.7	(0.8)	1.6
Change in valuation allowances associated with certain net operating losses	(1.1)	—	0.4
Other, net	(0.6)	—	(0.5)
Effective tax rate	23.0%	19.7%	23.4%

For the year ended December 31, 2019, the Company recognized a $12 million net income tax benefit due to the release of valuation allowances associated with certain net operating loss carryforwards. In 2018, the Company filed for a tax return accounting method change, effective for the tax year ending December 31, 2017, to accelerate the deduction of certain expenses on its 2017 tax return at the higher 2017 federal corporate statutory income rate, resulting in a $15 million income tax benefit. The net income tax benefit associated with changes in reserves for uncertain tax positions in 2018 was primarily related to the expiration of the statute of limitations for certain income tax returns.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) as of December 31, 2019 and 2018 were as follows:

	2019	2018
Non-current deferred tax assets (liabilities):
Accounts receivable reserves	$64	$66
Liabilities not currently deductible	126	137
Stock-based compensation	35	38
Basis differences in investments, joint ventures and subsidiaries	(80)	(80)
Net operating loss carryforwards, net of valuation allowance	75	80
Depreciation and amortization	(484)	(484)
Total non-current deferred tax liabilities, net	$(264)	$(243)

As of December 31, 2019 and 2018, non-current deferred tax liabilities of $264 million and $243 million, respectively, are included in other liabilities.

As of December 31, 2019, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of $92 million and $1.1 billion, respectively, which expire at various dates through 2039. Estimated net operating loss carryforwards for foreign income tax purposes are $49 million as of December 31, 2019, some of which can be carried forward indefinitely while others expire at various dates through 2039. As of December 31, 2019 and 2018, deferred tax assets associated with net operating loss carryforwards of $101 million and $126 million, respectively, have each been reduced by valuation allowances of $26 million and $46 million, respectively.

Income taxes payable, including those classified as long-term in other liabilities as of December 31, 2019 and 2018, were $113 million and $85 million, respectively. Prepaid income taxes were $3 million and $14 million as of December 31, 2019 and 2018, respectively, and were recorded in prepaid expenses and other current assets.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

The total amount of unrecognized tax benefits as of and for the years ended December 31, 2019, 2018 and 2017 consisted of the following:

	2019	2018	2017

Balance, beginning of year	$107	$115	$98
Additions:
For tax positions of current year	2	2	5
For tax positions of prior years	16	11	23
Reductions:
Changes in judgment	(3)	(6)	(2)
Expirations of statutes of limitations	(2)	(15)	(6)
Settlements	(32)	—	(3)
Balance, end of year	$88	$107	$115

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

The total amount of unrecognized tax benefits as of December 31, 2019, that, if recognized, would affect the effective income tax rate is $72 million. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $10 million within the next twelve months.

Accruals for interest expense on contingent tax liabilities are classified in income tax expense in the consolidated statements of operations. Accruals for penalties have historically been immaterial. Interest expense included in income tax expense in each of the years ended December 31, 2019, 2018 and 2017 was approximately $5 million, $1 million and $1 million, respectively. As of December 31, 2019 and 2018, the Company has approximately $17 million and $14 million, respectively, accrued, net of the benefit of a federal and state deduction, for the payment of interest on uncertain tax positions.

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

In the regular course of business, various federal, state, local and foreign tax authorities conduct examinations of the Company's income tax filings and the Company generally remains subject to examination until the statute of limitations expires for the respective jurisdiction. The Internal Revenue Service has either completed its examinations of the Company's consolidated federal income tax returns or the statute of limitations has expired up through and including the 2014 tax year. At this time, the Company does not believe that there will be any material additional payments beyond its recorded contingent liability reserves that may be required as a result of these tax audits. As of December 31, 2019, a summary of the tax years that remain subject to examination, awaiting approval, are under appeal, or are otherwise unresolved for the Company's major jurisdictions are:

United States - federal        2015 - 2019
United States - various states    2002 - 2019

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

9.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

Supplemental cash flow and other data for the years ended December 31, 2019, 2018 and 2017 was as follows:

	2019	2018	2017

Depreciation expense	$233	$219	$196
Amortization expense	96	90	74
Depreciation and amortization expense	$329	$309	$270

Interest expense	$(180)	$(169)	$(153)
Interest income	5	2	2
Interest expense, net	$(175)	$(167)	$(151)

Interest paid	$192	$174	$159
Income taxes paid	$202	$84	$243

Accounts payable associated with capital expenditures	$26	$11	$26
Accounts payable associated with purchases of treasury stock	$—	$3	$—
Dividends payable	$71	$71	$61

Businesses acquired:
Fair value of assets acquired	$63	$453	$657
Fair value of liabilities assumed	—	7	58
Fair value of net assets acquired	63	446	599
Merger consideration payable	(5)	(19)	(6)
Cash paid for business acquisitions	58	427	593
Less: Cash acquired	—	6	12
Business acquisitions, net of cash acquired	$58	$421	$581

	2019	2018	2017
Leases:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$180
Operating cash flows from finance leases	$3
Financing cash flows from finance leases	$4
Leased assets obtained in exchange for new operating lease liabilities	$164
Leased assets obtained in exchange for new finance lease liabilities (a)	$1	$1	$7

(a) For the years ended December 31, 2018 and 2017, leased assets obtained in exchange for new finance lease liabilities reflects information prior to the adoption of the new accounting standard related to accounting for leases. See Note 2 for further details on the adoption of the new accounting standard.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

10.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2019 and 2018 consisted of the following:

	2019	2018

Land	$25	$29
Buildings and improvements	341	429
Laboratory equipment and furniture and fixtures	1,788	1,691
Leasehold improvements	639	606
Computer software developed or obtained for internal use	1,106	1,013
Construction-in-progress	330	202
	4,229	3,970
Less: Accumulated depreciation and amortization	(2,776)	(2,682)
Total	$1,453	$1,288

For the year ended December 31, 2019, the Company recognized a $73 million gain in other operating (income) expense, net on the sale and leaseback of a property.

11.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018

Balance, beginning of year	$6,563	$6,335
Goodwill acquired during the year	43	228
Adjustments to goodwill	13	—
Balance, end of year	$6,619	$6,563

Principally all of the Company’s goodwill as of December 31, 2019 and 2018 was associated with its DIS business.

For the year ended December 31, 2019, goodwill acquired during the period was principally associated with the acquisition of certain assets of the clinical laboratory services business of Boyce & Bynum and adjustments to goodwill primarily related to the finalization of the purchase price allocation for Oxford (see Note 6).

For the year ended December 31, 2018, goodwill acquired during the period was principally associated with the Oxford, MedXM, ReproSource and Cape Cod Healthcare, Inc. acquisitions (see Note 6).

Intangible assets as of December 31, 2019 and 2018 consisted of the following:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

	Weighted Average Amortization Period (in years)	December 31, 2019			December 31, 2018
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	18	$1,367	$(556)	$811	$1,355	$(478)	$877
Non-compete agreements	9	3	(2)	1	3	(2)	1
Technology	17	104	(56)	48	104	(50)	54
Other	9	110	(85)	25	114	(75)	39
Total	17	1,584	(699)	885	1,576	(605)	971

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$1,820	$(699)	$1,121	$1,812	$(605)	$1,207

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2019 is as follows:

Year Ending December 31,
2020	$96
2021	90
2022	87
2023	85
2024	82
Thereafter	445
Total	$885

12.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2019 and 2018 consisted of the following:

	2019	2018

Accrued wages and benefits (including incentive compensation)	$287	$249
Accrued expenses	223	274
Trade accounts payable	263	222
Overdrafts	88	98
Dividend payable	71	71
Accrued interest	45	47
Accrued insurance	30	29
Income taxes payable	27	17
Merger consideration payable	7	14
Total	$1,041	$1,021

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

13.    DEBT

Long-term debt (including finance lease obligations) as of December 31, 2019 and 2018 consisted of the following:

	2019	2018

Secured Receivables Credit Facility (3.39% at December 31, 2018)	$—	$160
2.70% Senior Notes due April 2019	—	300
4.75% Senior Notes due January 2020	500	507
2.50% Senior Notes due March 2020	300	300
4.70% Senior Notes due April 2021	554	557
4.25% Senior Notes due April 2024	308	299
3.50% Senior Notes due March 2025	593	562
3.45% Senior Notes due June 2026	490	469
4.20% Senior Notes due June 2029	499	—
2.95% Senior Notes due June 2030	798	—
6.95% Senior Notes due July 2037	175	175
5.75% Senior Notes due January 2040	245	244
4.70% Senior Notes due March 2045	300	300
Other	34	37
Debt issuance costs	(26)	(17)
Total long-term debt	4,770	3,893
Less: Current portion of long-term debt	804	464
Total long-term debt, net of current portion	$3,966	$3,429

Secured Receivables Credit Facility

On October 25, 2019, the Company amended the agreement for its $600 million secured receivables credit facility (the “Secured Receivables Credit Facility”) previously amended in October 2018, maintaining the borrowing capacity under the facility at $600 million. Under the Secured Receivables Credit Facility, the Company can borrow against a $250 million loan commitment maturing October 2020, and a $250 million loan commitment maturing October 2021, and can issue up to $100 million of letters of credit (see Note 18) through October 2021. Borrowings under the Secured Receivables Credit Facility are collateralized by certain domestic receivables. As of December 31, 2019, interest on the borrowings under the Secured Receivables Credit Facility is based on either commercial paper rates for highly-rated issuers or LIBOR plus a spread of 0.70% to 0.725%. The Secured Receivables Credit Facility contains various covenants which could impact the Company's ability to, among other things, incur additional indebtedness. As of December 31, 2019 and 2018, there was $0 million and $160 million, respectively, of outstanding borrowings under the Secured Receivables Credit Facility.

Senior Unsecured Revolving Credit Facility

In March 2018, the Company amended and restated the agreement for its $750 million senior unsecured revolving credit facility (the “Credit Facility” or "Senior Unsecured Revolving Credit Facility"). As a result, the Credit Facility will mature in March 2023. Under the Credit Facility, the Company can issue letters of credit totaling $150 million (see Note 18). Issued letters of credit reduce the available borrowing capacity under the facility. Interest on the Credit Facility is based on certain published rates plus an applicable margin based on changes in the Company's public debt ratings. At the option of the Company, it may elect to lock into LIBOR-based interest rates for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate, the federal funds rate or an adjusted LIBOR rate. As of both December 31, 2019 and 2018, the Company's borrowing rate for LIBOR-based loans under the Credit Facility was LIBOR plus 1.125%. The Credit Facility contains various covenants, including the maintenance of a financial leverage ratio, which could impact the Company's ability to, among other things, incur additional indebtedness. As of both December 31, 2019 and 2018, there were no outstanding borrowings under the Credit Facility.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

March 2019 Senior Notes Offering

In March 2019, the Company completed a senior notes offering, consisting of $500 million aggregate principal amount of 4.20% senior notes due June 2029 (the "2029 Senior Notes"), which were issued at an original issue discount of $1 million. The Company incurred $5 million of debt issuance costs associated with the 2029 Senior Notes, which is included as a reduction to the carrying amount of long-term debt and is being amortized over the term of the related debt.

The net proceeds from the 2029 Senior Notes were used to repay in full the outstanding indebtedness under the Company's Senior Notes due April 2019, to repay outstanding indebtedness under the Secured Receivables Credit Facility and for general corporate purposes.

December 2019 Senior Notes Offering

In December 2019, the Company completed a senior notes offering, consisting of $800 million aggregate principal amount of 2.95% senior notes due June 2030 (the "2030 Senior Notes"), which were issued at an original issue discount of $2 million. The Company incurred $7 million of debt issuance costs associated with the 2030 Senior Notes, which is included as a reduction to the carrying amount of long-term debt and is being amortized over the term of the related debt.

During January 2020, the net proceeds from the 2030 Senior Notes, along with cash on hand, were used to redeem in full the outstanding indebtedness under the Company's Senior Notes due January 2020 and Senior Notes due March 2020.

All of the senior notes are unsecured obligations of the Company and rank equally with the Company's other senior unsecured obligations. None of the Company's senior notes have a sinking fund requirement.

The Company may redeem its outstanding senior notes prior to scheduled maturity, as a whole or in part, at a redemption price equal to the present value of the remaining scheduled payments of principal and interest, except for certain notes for which the Company also has an option to redeem such instruments at par value on or after dates specified in the indentures governing the notes.  For notes with the par value redemption option, if such notes are redeemed prior to the specified dates, the redemption price calculations exclude any interest that would have been due after such dates.

Maturities of Long-Term Debt

As of December 31, 2019, long-term debt matures as follows:

Year Ending December 31,
2020	$803
2021	553
2022	3
2023	1
2024	302
Thereafter	3,147
Total maturities of long-term debt	4,809
Unamortized discount	(10)
Debt issuance costs	(26)
Fair value basis adjustments attributable to hedged debt	(3)
Total long-term debt	4,770
Less: Current portion of long-term debt	804
Total long-term debt, net of current portion	$3,966

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

14.     LEASES

The Company determines if an arrangement is or contains a lease at contract inception. The Company leases office space, patient service centers, clinical laboratories, warehouses, logistic hubs and equipment primarily through operating leases with a limited number of finance leases. A right-of-use asset, representing the underlying asset during the lease term, and a lease liability, representing the payment obligation arising from the lease, are recognized on the balance sheet at lease commencement based on the present value of the payment obligation. For operating leases, expense is recognized on a straight-line basis over the lease term. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For the year ended December 31, 2019, lease expense associated with short-term leases was not material.

The Company primarily uses its collateralized incremental borrowing rate in determining the present value of lease payments as the Company's leases generally do not provide an implicit rate. Such incremental borrowing rates, which take into account interest rates offered to companies that have similar credit ratings as the Company, are determined using a portfolio approach which groups the Company’s leases based on tenor.

The Company has lease agreements with (i) right-of-use asset payments and (ii) non-lease components (i.e. payments related to maintenance fees, utilities, etc,) which have been combined and accounted for as a single lease component.

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

Leases	Balance Sheet Classification	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$518
Finance	Property, plant and equipment, net (a)	35
Total lease assets		$553

Liabilities
Current:
Operating	Current portion of long-term operating lease liabilities	$145
Finance	Current portion of long-term debt	3
Non-current:
Operating	Long-term operating lease liabilities	413
Finance	Long-term debt	30
Total lease liabilities		$591

(a) Finance lease assets were recorded net of accumulated amortization of $24 million as of December 31, 2019.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Components of lease cost for the year ended December 31, 2019 were as follows:

Lease cost	Year Ended December 31, 2019

Operating lease cost (a)	$294
Finance lease cost:
Amortization of leased assets	7
Interest on lease liabilities	3
Net lease cost	$304

(a) Includes short-term leases and variable lease costs (primarily usage-based maintenance fees and utilities related to real estate leases and certain equipment-related and vehicle-related costs) of $120 million for the year ended December 31, 2019.

Rental expense for real estate, laboratory equipment and vehicles under operating leases amounted to $220 million and $219 million for the years ended December 31, 2018 and 2017, respectively.

The maturity of the Company's lease liabilities as of December 31, 2019 is as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
2020	$151	$6	$157
2021	129	6	135
2022	102	5	107
2023	82	3	85
2024	52	3	55
Thereafter	105	31	136
Total lease payments	621	54	675
Less: Interest	63	21	84
Present value of lease liabilities	$558	$33	$591

Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect as of December 31, 2018 are as follows:

Year Ending December 31,
2019	$181
2020	143
2021	106
2022	79
2023	60
Thereafter	122
Minimum lease payments	$691

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Lease term and discount rate as of December 31, 2019 were as follows:

Lease term and discount rate
Weighted-average remaining lease term (years):
Operating leases	5
Finance leases	12

Weighted-average discount rate:
Operating leases	3.4%
Finance leases	8.7%

The Company's discount rates for its operating leases were primarily determined using the Company's incremental borrowing rate. The Company's weighted-average discount rate for its finance leases principally reflects the implicit interest rate on a lease obligation assumed in a business combination.

See Note 9 for cash flow information on cash paid for amounts included in the measurement of lease liabilities, leased assets obtained in exchange for new operating lease liabilities, and leased assets obtained in exchange for new finance lease liabilities for the years ended December 31, 2019.

15.    FINANCIAL INSTRUMENTS

Interest Rate Derivatives – Cash Flow Hedges

From time to time, the Company has entered into various interest rate lock agreements and forward-starting interest rate swap agreements to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates.

In February 2019, the Company entered into interest rate lock agreements with several financial institutions for a total notional amount of $250 million, which were accounted for as cash flow hedges. These agreements were entered into to hedge a portion of the Company's interest rate exposure associated with variability in future cash flows attributable to changes in the ten-year treasury rates related to the anticipated issuance of debt during 2019. In connection with the issuance of the 2029 Senior Notes, these agreements were settled and the Company paid $1 million. These losses are deferred in stockholders' equity, net of taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over the term of the 2029 Senior Notes.

During the third and fourth quarters of 2019, the Company entered into forward-starting interest rate swap agreements with several financial institutions for a total notional amount of $400 million, which were accounted for as cash flow hedges. The swap agreements were entered into to hedge a portion of the Company's interest rate exposure associated with variability in future cash flows attributable to changes in interest rates over a ten-year period related to the anticipated issuance of debt. In connection with the issuance of the 2030 Senior Notes, these agreements were settled and the Company received $6 million. These gains are deferred in stockholders' equity, net of taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over a ten-year period.

The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges was $4 million and $9 million as of December 31, 2019 and 2018, respectively. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $2 million.

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swap agreements to convert a portion of the Company's long-term debt into variable interest rate debt. A summary of the notional amounts of these interest rate swap agreements as of December 31, 2019 and 2018 was as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

	Notional Amount
Debt Instrument	2019	2018

4.25% Senior Notes due April 2024	$250	$250
3.50% Senior Notes due March 2025	600	600
3.45% Senior Notes due June 2026	350	350
	$1,200	$1,200

The fixed-to-variable interest rate swap agreements in the table above have variable interest rates ranging from one-month LIBOR plus 2.2% to one-month LIBOR plus 3.0%.

As of December 31, 2019 and 2018, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	December 31, 2019	December 31, 2019	December 31, 2018	December 31, 2018
Long-term debt	$1,186	$(3)	$1,125	$(53)

(a) The balance includes $25 million and $40 million of remaining unamortized hedging adjustment on a discontinued relationship as of December 31, 2019 and 2018, respectively.

The following table presents the effect of fair value hedge accounting on the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively:

	Year Ended December 31,
	2019	2018	2017
	Other income (expense), net	Other income (expense), net	Other income (expense), net
Total for line item in which the effects of fair value hedges are recorded	$20	$(8)	$16

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$(65)	$4	$1
Derivatives designated as hedging instruments	$65	$(4)	$(1)

A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows:

	December 31, 2019		December 31, 2018
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Fix-to-variable interest rate swap agreements	Other liabilities	$28	Other liabilities	$93

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

•
Net deferred gain on cash flow hedges, which represents deferred gains/losses, net of tax on interest rate-related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 15); and

•	Investment adjustments, which represent unrealized holding gains/losses, net of tax on available-for-sale debt securities.

Prior to adoption of the new accounting guidance on recognition and measurement of financial assets and liabilities in 2018, investment adjustments also included unrealized holding gains (losses), net of tax, on available-for-sale equity securities, net of other-than-temporary impairment amounts reclassified to other income (expense), net.

For the years ended December 31, 2019, 2018, and 2017, the tax effects related to the deferred gains/losses on cash flow hedges and investment adjustments were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

The changes in accumulated other comprehensive loss by component for 2019, 2018 and 2017 were as follows:

	Foreign Currency Translation Adjustment	Investment Adjustments, Net of Taxes	Net Deferred Loss on Cash Flow Hedges, Net of taxes	Other	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2016	$(58)	$(3)	$(10)	$(1)	$(72)
Other comprehensive income before reclassifications	20	—	—	—	20
Amounts reclassified from accumulated other comprehensive loss	—	3	1	—	4
Net current period other comprehensive income	20	3	1	—	24
Balance, December 31, 2017	(38)	—	(9)	(1)	(48)
Other comprehensive loss before reclassifications	(15)	—	—	—	(15)
Amounts reclassified from accumulated other comprehensive loss	4	—	2	—	6
Net current period other comprehensive (loss) income	(11)	—	2	—	(9)
Reclassification of stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act	—	—	(2)	—	(2)
Balance, December 31, 2018	(49)	—	(9)	(1)	(59)
Other comprehensive income before reclassifications	7	8	3	—	18
Amounts reclassified from accumulated other comprehensive loss	—	—	2	—	2
Net current period other comprehensive income	7	8	5	—	20
Balance, December 31, 2019	$(42)	$8	$(4)	$(1)	$(39)

For the years ended December 31, 2019, 2018 and 2017, the gross deferred losses on cash flow hedges were reclassified from accumulated other comprehensive loss to interest expense, net.

For the year ended December 31, 2018, foreign currency translation adjustment amounts were reclassified from accumulated other comprehensive loss to other operating (income) expense, net as a result of the sale of a foreign subsidiary.

For the year ended December 31, 2017, the other-than-temporary impairment amount included in investment adjustments, net of tax were reclassified from accumulated other comprehensive loss to other income (expense), net.

Dividend Program

During each of the four quarters of 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.53 per common share. During each of the first three quarters of 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.50 per common share. During the fourth quarter of 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.53 per common share. During each of the four quarters of 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.45 per common share. On January 30, 2020, the Company announced that its Board of Directors authorized a 5.7% increase in its quarterly cash dividend from $0.53 to $0.56 per share, or $2.24 per share annually, commencing with the dividend payable in April 2020.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Share Repurchase Program

In November 2019, the Company's Board of Directors authorized the Company to repurchase an additional $1 billion of the Company's common stock. As of December 31, 2019, $1.2 billion remained available under the Company’s share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the year ended December 31, 2019, the Company repurchased 3.5 million shares of its common stock for $350 million.

For the year ended December 31, 2018, the Company repurchased 3.4 million shares of its common stock for $325 million, which included an accrual of $3 million recorded in accounts payable and accrued expenses in the consolidated balance sheet for share repurchases not settled until after December 31, 2018.

For the year ended December 31, 2017, the Company repurchased 4.6 million shares of its common stock for $465 million.

Shares Reissued from Treasury Stock

For the years ended December 31, 2019, 2018 and 2017 the Company reissued 2 million shares, 3 million shares and 2 million shares, respectively, from treasury stock for shares issued under the Employee Stock Purchase Plan ("ESPP") and stock option plans.

Redeemable Noncontrolling Interest

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. The Company records changes in the fair value of the noncontrolling interest immediately as they occur. As of December 31, 2019 and 2018, the redeemable noncontrolling interest was $76 million and $77 million, respectively, and was presented at its fair value.

17.    STOCK OWNERSHIP AND COMPENSATION PLANS

Employee and Non-employee Directors Stock Ownership Programs

In 2005, the Company established the ELTIP to replace the Company's prior plan. The ELTIP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) stock awards. The ELTIP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Company common stock at an exercise price no less than the fair market value of the Company's common stock on the date of grant. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Company common stock in cash, shares of Company common stock or a combination thereof. The stock appreciation rights are granted at an exercise price no less than the fair market value of the Company's common stock on the date of grant. Stock options and stock appreciation rights granted under the ELTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant. No stock appreciation rights have been granted under the ELTIP. The stock options and shares are subject to forfeiture if employment terminates prior to the end of the vesting period prescribed by the Board of Directors. For all award types, the vesting period is generally over three years from the date of grant. For performance share unit awards, the actual amount of shares earned is based on the achievement of the performance goals specified in the awards. The maximum number of shares of Company common stock that may be optioned or granted under the ELTIP is approximately 79 million shares.

In 2005, the Company established the DLTIP to replace the Company's prior plan. The DLTIP provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Company common stock at an exercise price no less than the fair market value of the Company's common stock on the date of grant. The DLTIP also permits awards of

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

restricted stock and restricted stock units to non-employee directors. Stock options granted under the DLTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant. For all award types, the vesting period is generally over three years from the date of grant, regardless of whether the award recipient remains a director of the Company. The maximum number of shares that may be issued under the DLTIP is 2.4 million shares. For the years ended December 31, 2019, 2018 and 2017, grants under the DLTIP totaled 14 thousand shares, 15 thousand shares and 13 thousand shares, respectively.

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

The weighted average assumptions used in valuing stock options granted in the periods presented were:

	2019	2018	2017

Fair value at grant date	$14.30	$18.14	$15.98
Expected volatility	20.4%	19.1%	19.8%
Dividend yield	2.4%	1.9%	1.9%
Risk-free interest rate	2.5%	2.8%	2.1%
Expected holding period, in years	5.2	5.3	5.2

The fair value of restricted stock awards, restricted stock units and performance share units is the average market price of the Company's common stock at the date of grant.

The following summarizes the activity relative to stock option awards for 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding, beginning of year	8.4	$77.35
Options granted	1.8	87.16
Options exercised	(1.8)	65.03
Options forfeited and canceled	(0.4)	94.68
Options outstanding, end of year	8.0	$81.67	6.7	$202

Exercisable, end of year	5.0	$74.72	5.5	$161
Vested and expected to vest, end of year	7.9	$81.51	6.6	$200

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing common stock price on the last trading day of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised in 2019, 2018 and 2017 was $62 million, $67 million and $94 million, respectively.

As of December 31, 2019, there was $11 million of unrecognized stock-based compensation cost related to nonvested stock options which is expected to be recognized over a weighted average period of 1.7 years.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

The following summarizes the activity relative to stock awards, including restricted stock units and performance share units, for 2019, 2018 and 2017:

	2019		2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Shares outstanding, beginning of year	1.1	$88.13	1.3	$77.90	1.5	$63.88
Shares granted	0.4	86.28	0.4	103.51	0.4	96.27
Shares vested	(0.4)	75.58	(0.5)	74.00	(0.6)	57.59
Shares forfeited and canceled	(0.1)	94.09	(0.1)	90.16	—	—
Shares outstanding, end of year	1.0	$93.30	1.1	$88.13	1.3	$77.90

As of December 31, 2019, there was $20 million of unrecognized stock-based compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted average period of 1.7 years. Total fair value of shares vested was $40 million, $54 million and $58 million for the years ended December 31, 2019, 2018 and 2017, respectively. The amount of unrecognized stock-based compensation cost is subject to change based on changes, if any, to management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned at the end of the performance periods.

For the years ended December 31, 2019, 2018 and 2017, stock-based compensation expense totaled $56 million, $61 million and $79 million, respectively. Income tax benefits recognized in the consolidated statements of operations related to stock-based compensation expense totaled $27 million, $33 million and $67 million for the years ended December 31, 2019, 2018 and 2017, respectively, which includes excess tax benefits associated with stock-based compensation arrangements of $13 million, $18 million and $37 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Employee Stock Purchase Plan

Under the Company's ESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock. The purchase price of the stock is 95% of the market price of the Company's common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees is 9 million. Approximately 269 thousand, 326 thousand and 278 thousand shares of common stock were purchased by eligible employees in 2019, 2018 and 2017, respectively.

Defined Contribution Plans

The Company maintains qualified defined contribution plans covering substantially all of its employees. The maximum Company matching contribution is 5% of eligible employee compensation. The Company's expense for contributions to its defined contribution plans aggregated $84 million, $78 million and $76 million for 2019, 2018 and 2017, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Supplemental Deferred Compensation Plans

The Company has a supplemental deferred compensation plan that is an unfunded, non-qualified plan that provides for certain management and highly compensated employees to defer up to 50% of their salary in excess of their defined contribution plan limits and for certain eligible employees, up to 95% of their variable incentive compensation. The maximum Company matching contribution is 5% of eligible employee compensation. The compensation deferred under this plan, together with Company matching amounts, are credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation, Company match and earnings credited to their account. The amounts accrued under the Company's deferred compensation plans were $59 million and $53 million as of December 31, 2019 and 2018, respectively. Although the Company is currently contributing all participant deferrals and matching amounts to trusts, the funds in these trusts, totaling $59 million and $53 million as of December 31, 2019 and 2018, respectively, are general assets of the Company and are subject to any claims of the Company's creditors.

The Company also offers certain employees the opportunity to participate in a non-qualified deferred compensation program. Eligible participants are allowed to defer up to $20 thousand of eligible compensation per year. The Company matches employee contributions equal to 25%, up to a maximum of $5 thousand per plan year. A participant's deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. Each participant is fully vested in their deferred compensation and vests in Company matching contributions over a period of four years at 25% per year. This plan was amended effective January 1, 2018 so that future deferrals under the plan may only be made by participants who made deferrals under the plan in 2017. The amounts accrued under this plan were $51 million and $43 million as of December 31, 2019 and 2018, respectively. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program's liability. The cash surrender value of such life insurance policies was $43 million and $34 million as of December 31, 2019 and 2018, respectively.

For each of the years ended December 31, 2019, 2018 and 2017, the Company's expense for matching contributions to these plans was not material.

18.     COMMITMENTS AND CONTINGENCIES

Letters of Credit and Contractual Obligations

The Company can issue letters of credit under its Secured Receivables Credit Facility and Senior Unsecured Revolving Credit Facility (see Note 13). In support of its risk management program, to ensure the Company’s performance or payment to third parties, $71 million in letters of credit under the Secured Receivables Credit Facility were outstanding as of December 31, 2019. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

The Company has certain noncancelable commitments, primarily under take-or-pay arrangements, to purchase products or services from various suppliers, mainly for consulting and other service agreements, and standing orders to purchase reagents and other laboratory supplies. As of December 31, 2019, the approximate total future purchase commitments are $210 million, of which $83 million are expected to be incurred in 2020, $91 million are expected to be incurred in 2021 through 2022 and the balance thereafter.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Billing and Collection Agreement

In September 2016, the Company entered into a ten-year agreement with a third party to outsource its billing and related operations for the majority of the Company’s revenues. Services under the agreement commenced during the fourth quarter of 2016. The agreement includes an annual fee, which is subject to adjustment based on certain changes in the Company's requisition volume and the achievement of various performance metrics.

Contingent Lease Obligations

The Company remains subject to contingent obligations under certain real estate leases, including real estate leases that were entered into by certain predecessor companies of a subsidiary prior to the Company's acquisition of the subsidiary. While over the course of many years, the title to certain properties and interest in the subject leases have been transferred to third parties and the subject leases have been amended several times by such third parties, the lessors have not formally released the subsidiary predecessor companies from their original obligations under the leases and therefore remain contingently liable in the event of default. The remaining terms of the lease obligations and the Company's corresponding indemnifications range up to 28 years. The lease payments under certain leases are subject to market value adjustments and contingent rental payments and therefore, the total contingent obligations under the leases cannot be precisely determined but are likely to total several hundred million dollars. A claim against the Company would be made only upon the current lessee's default and, in certain cases, after a series of claims and corresponding defaults by third parties that precede the Company in the order of liability. The Company also has certain indemnification rights from other parties to recover losses in the event of default on the lease obligations. The Company believes that the likelihood of its performance under these contingent obligations is remote and no liability has been recorded for any potential payments under the contingent lease obligations.

AMCA Data Security Incident

On June 3, 2019, the Company reported that Retrieval-Masters Creditors Bureau, Inc./American Medical Collection Agency (“AMCA”) had informed the Company and Optum360 LLC that an unauthorized user had access to AMCA’s system between August 1, 2018 and March 30, 2019 (the “AMCA Data Security Incident”). Optum360 provides revenue management services to the Company, and AMCA provided debt collection services to Optum360. AMCA first informed the Company of the AMCA Data Security Incident on May 14, 2019. AMCA’s affected system included financial information (e.g., credit card numbers and bank account information), medical information and other personal information (e.g., social security numbers). Test results were not included. Neither Optum360’s nor the Company’s systems or databases were involved in the incident. AMCA also informed the Company that information pertaining to other laboratories’ customers was also affected. Following announcement of the AMCA Data Security Incident, AMCA sought protection under the U.S. bankruptcy laws.

Following the AMCA Data Security Incident, 39 lawsuits were filed against the Company related to the incident; two of those suits subsequently have been dismissed. All but one of the remaining lawsuits are putative class actions in which the plaintiffs purport to represent various classes of consumers. In the pending cases, (most of which also name other defendants), plaintiffs assert a variety of common law and statutory claims in connection with the AMCA Data Security Incident. The U.S. Judicial Panel on Multidistrict Litigation transferred the cases to, and consolidated them for pre-trial proceedings in, the U.S. District Court for New Jersey. On November 15, 2019, the plaintiffs in the multidistrict proceeding filed a consolidated putative class action complaint against the Company and Optum360 that named additional individuals as plaintiffs and that asserted a variety of common law and statutory claims in connection with the AMCA Data Security Incident. On January 22, 2020, the Company moved to dismiss the consolidated complaint.

In addition, certain federal and state governmental authorities are investigating, or otherwise seeking information and/or documents from the Company related to the AMCA Data Security Incident and related matters, including the Office for Civil Rights of the U.S. Department of Health and Human Services, Attorneys General offices from numerous states and the District of Columbia, and certain U.S. senators.

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

The Company is also involved, from time to time, in other reviews, investigations and proceedings by governmental agencies regarding the Company's business which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

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

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas.  As of December 31, 2019, the Company does not believe that material losses related to legal matters are probable.

Reserves for legal matters totaled $1 million as of both December 31, 2019 and December 31, 2018.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $132 million and $125 million as of December 31, 2019 and December 31, 2018, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

19.    BUSINESS SEGMENT INFORMATION

The Company's DIS business is the only reportable segment based on the manner in which the Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), assesses performance and allocates resources across the organization. The DIS business provides diagnostic information services to a broad range of customers, including patients, clinicians, hospitals, IDNs, health plans, employers and ACOs. The Company is the world's leading provider of diagnostic information services, which includes providing information and insights based on the industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The DIS business accounted for greater than 95% of net revenues in 2019, 2018 and 2017.

All other operating segments include the Company's DS businesses, which consists of its risk assessment services and healthcare information technology businesses. The Company's DS businesses are the leading provider of risk assessment services for the life insurance industry and offer healthcare organizations and clinicians robust information technology solutions.

As of December 31, 2019, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

The following table is a summary of segment information for the years ended December 31, 2019, 2018 and 2017. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2.

	2019	2018	2017
Net revenues:
DIS business	$7,405	$7,204	$7,068
All other operating segments	321	327	334
Total net revenues	$7,726	$7,531	$7,402

Operating earnings (loss):
DIS business	$1,298	$1,235	$1,313
All other operating segments	42	47	52
General corporate activities	(109)	(181)	(200)
Total operating income	1,231	1,101	1,165
Non-operating expenses, net	(155)	(175)	(135)
Income from continuing operations before income taxes and equity in earnings of equity method investees	1,076	926	1,030
Income tax expense	(247)	(182)	(241)
Equity in earnings of equity method investees, net of taxes	57	44	35
Income from continuing operations	886	788	824
Income from discontinued operations, net of taxes	20	—	—
Net income	906	788	824
Less: Net income attributable to noncontrolling interests	48	52	52
Net income attributable to Quest Diagnostics	$858	$736	$772

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017

DIS business	$226	$213	$189
All other operating segments	6	6	6
General corporate	97	90	75
Total depreciation and amortization	$329	$309	$270

Capital expenditures for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017

DIS business	$373	$330	$219
All other operating segments	20	16	15
General corporate	7	37	18
Total capital expenditures	$400	$383	$252

Net revenues by major service for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017

Routine clinical testing services	$4,206	$4,217	$4,006
Gene-based and esoteric (including advanced diagnostics) testing services	2,620	2,409	2,449
Anatomic pathology testing services	579	578	612
All other	321	327	335
Total net revenues	$7,726	$7,531	$7,402

20.    RELATED PARTIES

The Company's equity method investees primarily consist of its clinical trials central laboratory services joint venture and its diagnostic information services joint ventures, which are accounted for under the equity method of accounting. During the years ended December 31, 2019, 2018 and 2017, the Company recognized net revenues of $35 million, $36 million, and $37 million, respectively, associated with diagnostic information services provided to its equity method investees. As of December 31, 2019 and December 31, 2018, there was $4 million and $3 million of accounts receivable from equity method investees related to such services, respectively. During the year ended December 31, 2019, the Company recognized net revenues of $8 million associated with diagnostic information services provided to a noncontrolling interest partner in a joint venture. As of December 31, 2019, there was $4 million of receivables from the noncontrolling interest partner included in accounts receivable and other assets related to such services.

During the years ended December 31, 2019, 2018 and 2017, the Company recognized income of $15 million, $15 million and $16 million, respectively, associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. As of December 31, 2019 and December 31, 2018, there was $1 million and $3 million, respectively, of other receivables from equity method investees included in prepaid expenses and other current assets related to these service agreements and other transition related items. In addition, accounts payable and accrued expenses as of December 31, 2019 and December 31, 2018 included $2 million and $1 million, respectively, due to equity method investees.

During the years ended December 31, 2019, 2018 and 2017, the Company received dividends from its equity method investees of $48 million, $74 million, and $35 million, respectively.

During the year ended December 31, 2018, the Company contributed $10 million to an equity method investee to fund its share of an acquisition made by the equity method investee.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

21.    DISCONTINUED OPERATIONS

Discontinued operations, net of taxes, for the year ended December 31, 2019 includes discrete tax benefits of $20 million associated with the favorable resolution of certain tax contingencies related to NID. In addition, net cash provided by operating activities in the consolidated statement of cash flows for the year ended December 31, 2019 included a $28 million refund from the taxing authorities related to discontinued operations.

22.    SUBSEQUENT EVENTS

Acquisition of Blueprint Genetics Oy

On January 21, 2020, the Company completed its acquisition of Blueprint Genetics Oy ("Blueprint"), in an all cash transaction for approximately $110 million. The final consideration is subject to post closing adjustments related to working capital. Blueprint is a leading specialty genetic testing company with deep expertise in gene variant interpretation based on next generation sequencing and proprietary bioinformatics. Through the acquisition, the Company acquired all of Blueprint's operations. Based on the preliminary purchase price allocation, the Company expects to recognize approximately $40 million of intangible assets, including customer relationships and technology, and approximately $70 million of goodwill.

Acquisition of the Outreach Laboratory Services Business of Memorial Hermann Health System

On January 27, 2020, the Company entered into a definitive agreement to acquire the outreach laboratory services business of Memorial Hermann Health System ("Memorial Hermann"). Memorial Hermann is a not-for-profit health system in Southeast Texas. Closing of the transaction remains subject to customary closing conditions.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited)
(in millions, except per share data)

2019 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(b)	(c)	(d)	(e)
Net revenues	$1,891	$1,953	$1,956	$1,926	$7,726
Gross profit	647	688	692	662	2,689

Income from continuing operations	176	219	226	265	886
Income from discontinued operations, net of taxes	—	20	—	—	20
Net income	176	239	226	265	906
Less: Net income attributable to noncontrolling interests	12	13	11	12	48
Net income attributable to Quest Diagnostics	$164	$226	$215	$253	$858

Earnings per share attributable to Quest Diagnostics' common stockholders - basic:
Income from continuing operations	$1.22	$1.52	$1.59	$1.88	$6.21
Income from discontinued operations	—	0.15	—	—	0.15
Net income	$1.22	$1.67	$1.59	$1.88	$6.36

Earnings per share attributable to Quest Diagnostics' common stockholders - diluted:
Income from continuing operations	$1.20	$1.51	$1.56	$1.86	$6.13
Income from discontinued operations	—	0.15	—	—	0.15
Net income	$1.20	$1.66	$1.56	$1.86	$6.28

2018 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(f)	(g)	(h)	(i)
Net revenues	$1,884	$1,919	$1,889	$1,839	$7,531
Gross profit	658	676	667	604	2,605

Income from continuing operations	189	233	227	139	788
Income from discontinued operations, net of taxes	—	—	—	—	—
Net income	189	233	227	139	788
Less: Net income attributable to noncontrolling interests	12	14	14	12	52
Net income attributable to Quest Diagnostics	$177	$219	$213	$127	$736

Earnings per share attributable to Quest Diagnostics' common stockholders - basic:
Income from continuing operations	$1.30	$1.60	$1.56	$0.93	$5.39
Income from discontinued operations	—	—	—	—	—
Net income	$1.30	$1.60	$1.56	$0.93	$5.39

Earnings per share attributable to Quest Diagnostics' common stockholders - diluted:
Income from continuing operations	$1.27	$1.57	$1.53	$0.92	$5.29
Income from discontinued operations	—	—	—	—	—
Net income	$1.27	$1.57	$1.53	$0.92	$5.29

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited)
(in millions, except per share data)

(a)
During the third quarter of 2006, the Company completed the wind down of Nichols Institute Diagnostics ("NID"), a test kit manufacturing subsidiary. As a result, NID was classified as discontinued operations for all periods presented (see Note 21 to the audited consolidated financial statements). The process for estimating revenues and the ultimate collection of accounts receivable involves significant judgment and estimation. The Company follows a standard process, which considers historical denial and collection experience and other factors, to estimate contractual allowances and implicit price concessions, recording adjustments in the current period as changes in estimates. Based on this process, during the fourth quarter of 2018, the Company increased its reserves for revenues and accounts receivable by approximately $35 million (see Note 3 to the consolidated financial statements).

(b)
Included pre-tax amortization expense of $29 million ($24 million in amortization of intangible assets and $5 million in equity in earnings of equity method investees, net of taxes); pre-tax charges of $22 million, primarily associated with system conversions and integration incurred in connection with further restructuring and integrating the Company ($11 million in cost of services and $11 million in selling, general and administrative expenses); a net pre-tax gain of $8 million, primarily due to a gain associated with an insurance claim for hurricane related losses partially offset by non-cash asset impairment charges ($1 million charge in selling, general and administrative expenses offset by a $9 million gain in other operating (income) expense, net); and excess tax benefits associated with stock-based compensation arrangements of $3 million recorded in income tax expense.

(c)
Included pre-tax amortization expense of $30 million ($25 million in amortization of intangible assets and $5 million in equity in earnings of equity method investees, net of taxes); pre-tax charges of $26 million, primarily associated with system conversions and integration incurred in connection with further restructuring and integrating the Company ($11 million in cost of services and $15 million in selling, general and administrative expenses); a net pretax gain of $6 million in other operating (income) expense, net, primarily due to a gain associated with the decrease in the fair value of the contingent consideration accrual associated with a previous acquisition; and excess tax benefits associated with stock-based compensation arrangements of $5 million recorded in income tax expense. Income from discontinued operations, net of taxes includes discrete tax benefits of $20 million associated with the favorable resolution of certain tax contingencies related to NID.

(d)
Included pre-tax amortization expense of $25 million ($23 million in amortization of intangible assets and $2 million in equity in earnings of equity method investees, net of taxes); pre-tax charges of $16 million, primarily associated with system conversions and integration incurred in connection with further restructuring and integrating the Company ($7 million in cost of services and $9 million in selling, general and administrative expenses); a net pre-tax gain of $3 million, primarily due to a gain associated with the decrease in the fair value of the contingent consideration accrual associated with a previous acquisition partially offset by costs incurred related to the AMCA Data Security Incident (a $7 million gain in other operating (income) expense, net offset by a $4 million charge in selling, general and administrative expenses); and excess tax benefits associated with stock-based compensation arrangements of $3 million recorded in income tax expense.

(e)
Includes a net pre-tax gain of $72 million, primarily associated with the sale and leaseback of a property (a $73 million gain in other operating (income) expense, net offset by a $1 million charge in selling, general and administrative expenses); pre-tax amortization expense of $27 million ($24 million in amortization of intangible assets and $3 million in equity in earnings of equity method investees, net of taxes); pre-tax charges of $14 million, primarily associated with system conversions and integration incurred in connection with further restructuring and integrating the Company ($6 million in cost of services and $8 million in selling, general and administrative expenses); and excess tax benefits associated with stock-based compensation arrangements of $2 million recorded in income tax expense.

(f)
Included pre-tax charges of $31 million, primarily associated with workforce reduction, systems conversions and integration incurred in connection with further restructuring and integrating the Company ($12 million in cost of services, $18 million in selling, general and administrative expenses and $1 million in other operating (income) expense, net); pre-tax amortization expense of $26 million ($22 million in amortization of intangible assets and $4 million in equity in earnings of equity method investees, net of taxes); and excess tax benefits associated with stock-based compensation arrangements of $8 million recorded in income tax expense.

(g)
Included pre-tax charges of $25 million, primarily associated with workforce reduction, systems conversions and integration incurred in connection with further restructuring and integrating the Company ($14 million in cost of services and $11 million in selling, general and administrative expenses); pre-tax amortization expense of $26 million ($22 million

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited)
(in millions, except per share data)

in amortization of intangible assets and $4 million in equity in earnings of equity method investees, net of taxes); net pre-tax charges of $10 million, primarily associated with certain legal matters partially offset by a gain associated with an insurance claim for hurricane related losses ($11 million in cost of services offset by a $1 million gain in other operating (income) expense, net); excess tax benefits associated with stock-based compensation arrangements of $5 million recorded in income tax expense; and an income tax benefit of $15 million associated with a change in a tax return accounting method that enabled the Company to accelerate the deduction of certain expenses on its 2017 tax return at the federal corporate statutory tax rate in effect during 2017.

(h)
Included pre-tax amortization expense of $27 million ($22 million in amortization of intangible assets and $5 million in equity in earnings of equity method investees, net of taxes); pre-tax charges of $19 million, primarily associated with workforce reduction, systems conversions and integration incurred in connection with further restructuring and integrating the Company ($10 million in cost of services and $9 million in selling, general and administrative expenses); a pre-tax benefit of $12 million, primarily associated with the decrease in the fair value of the contingent consideration accrual associated with a previous acquisition partially offset by non-cash asset impairment charges ($13 million gain in other operating (income) expense, net offset by $1 million charge in cost of services); and excess tax benefits associated with stock-based compensation arrangements of $4 million recorded in income tax expense.

(i)
Included pre-tax charges of $47 million, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating the Company ($20 million in cost of services and $27 million in selling, general and administrative expenses); pre-tax amortization expense of $28 million ($24 million in amortization of intangible assets and $4 million in equity in earnings of equity method investees, net of taxes); pre-tax charges of $4 million, primarily associated with the loss on the sale of a foreign subsidiary recorded in other operating (income) expense, net; $1 million of income tax expense associated with finalizing the impact of the enactment of TCJA; and excess tax benefits associated with stock-based compensation arrangements of $1 million recorded in income tax expense.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
(in millions)

	Balance at Beginning of Year	Provision for Doubtful Accounts	Net Deductions and Other		Balance at End of Year
Year Ended December 31, 2019
Doubtful accounts and allowances	$15	$11	$11	(a)	$15

Year Ended December 31, 2018
Doubtful accounts and allowances	$13	$6	$4	(a)	$15

Year Ended December 31, 2017
Doubtful accounts and allowances	$6	$8	$1	(a)	$13

(a)	Primarily represents the write-off of accounts receivable, net of recoveries.