Form 10-Q
period 2020-03-31
QUEST DIAGNOSTICS INC
filed 2020-05-04
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 15, 2020, there were outstanding 133,731,822 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Net revenues	$1,822	$1,891

Operating costs and expenses and other operating income:
Cost of services	1,270	1,244
Selling, general and administrative	347	384
Amortization of intangible assets	25	24
Other operating expense (income), net	5	(9)
Total operating costs and expenses, net	1,647	1,643

Operating income	175	248

Other income (expense):
Interest expense, net	(41)	(44)
Other (expense) income, net	(16)	9
Total non-operating expenses, net	(57)	(35)

Income before income taxes and equity in earnings of equity method investees	118	213
Income tax expense	(26)	(50)
Equity in earnings of equity method investees, net of taxes	14	13
Net income	106	176
Less: Net income attributable to noncontrolling interests	7	12
Net income attributable to Quest Diagnostics	$99	$164

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$0.74	$1.22

Diluted	$0.73	$1.20

Weighted average common shares outstanding:
Basic	134	134

Diluted	135	136

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(unaudited)
(in millions)

	Three Months Ended March 31,
	2020	2019
Net income	$106	$176

Other comprehensive (loss) income:
Foreign currency translation adjustment	(19)	4
Other comprehensive (loss) income	(19)	4

Comprehensive income	87	180
Less: Comprehensive income attributable to noncontrolling interests	7	12
Comprehensive income attributable to Quest Diagnostics	$80	$168

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2020 AND DECEMBER 31, 2019
(unaudited)
(in millions, except per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$342	$1,192
Accounts receivable, net of allowance for credit losses of $20 and $15 as of March 31, 2020 and December 31, 2019, respectively	972	1,063
Inventories	126	123
Prepaid expenses and other current assets	120	112
Total current assets	1,560	2,490
Property, plant and equipment, net	1,461	1,453
Operating lease right-of-use assets	512	518
Goodwill	6,694	6,619
Intangible assets, net	1,138	1,121
Investments in equity method investees	496	482
Other assets	188	160
Total assets	$12,049	$12,843

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$981	$1,041
Current portion of long-term debt	3	804
Current portion of long-term operating lease liabilities	145	145
Total current liabilities	1,129	1,990
Long-term debt	4,033	3,966
Long-term operating lease liabilities	409	413
Other liabilities	699	711
Commitments and contingencies
Redeemable noncontrolling interest	76	76
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both March 31, 2020 and December 31, 2019; 217 shares issued as of both March 31, 2020 and December 31, 2019	2	2
Additional paid-in capital	2,738	2,722
Retained earnings	8,197	8,174
Accumulated other comprehensive loss	(58)	(39)
Treasury stock, at cost; 83 and 84 shares as of March 31, 2020 and December 31, 2019, respectively	(5,222)	(5,218)
Total Quest Diagnostics stockholders’ equity	5,657	5,641
Noncontrolling interests	46	46
Total stockholders’ equity	5,703	5,687
Total liabilities and stockholders’ equity	$12,049	$12,843

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(unaudited)
(in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$106	$176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85	84
Provision for credit losses	7	4
Deferred income tax provision	14	3
Stock-based compensation expense	14	17
Other, net	(2)	(18)
Changes in operating assets and liabilities:
Accounts receivable	85	(71)
Accounts payable and accrued expenses	(47)	32
Income taxes payable	(3)	43
Other assets and liabilities, net	(12)	5
Net cash provided by operating activities	247	275

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(108)	(56)
Capital expenditures	(83)	(47)
Increase in investments and other assets	(15)	(7)
Net cash used in investing activities	(206)	(110)

Cash flows from financing activities:
Proceeds from borrowings	—	1,139
Repayments of debt	(801)	(802)
Purchases of treasury stock	(75)	(53)
Exercise of stock options	80	20
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(13)	(15)
Dividends paid	(71)	(72)
Distributions to noncontrolling interest partners	(7)	(12)
Other financing activities, net	(4)	(41)
Net cash (used in) provided by financing activities	(891)	164

Net change in cash and cash equivalents and restricted cash	(850)	329
Cash and cash equivalents and restricted cash, beginning of period	1,192	135
Cash and cash equivalents and restricted cash, end of period	$342	$464

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(unaudited)
(in millions)

For the Three Months Ended March 31, 2020		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2019	133	$2	$2,722	$8,174	$(39)	$(5,218)	$46	$5,687	$76
Net income				99			6	105	1
Other comprehensive loss, net of taxes					(19)			(19)
Dividends declared				(76)				(76)
Distributions to noncontrolling interest partners							(6)	(6)	(1)
Issuance of common stock under benefit plans			3			3		6
Stock-based compensation expense			14					14
Exercise of stock options	2		12			68		80
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(13)					(13)
Purchases of treasury stock	(1)					(75)		(75)
Balance, March 31, 2020	134	$2	$2,738	$8,197	$(58)	$(5,222)	$46	$5,703	$76

For the Three Months Ended March 31, 2019		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2018	135	$2	$2,667	$7,602	$(59)	$(4,996)	$51	$5,267	$77
Net income				164			10	174	2
Other comprehensive income, net of taxes					4			4
Dividends declared				(72)				(72)
Distributions to noncontrolling interest partners							(10)	(10)	(2)
Issuance of common stock under benefit plans			2			4		6
Stock-based compensation expense			16			1		17
Exercise of stock options			1			19		20
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(15)					(15)
Purchases of treasury stock	(1)					(50)		(50)
Balance, March 31, 2019	134	$2	$2,671	$7,694	$(55)	$(5,022)	$51	$5,341	$77

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, unless otherwise indicated)

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, comprehensive income, financial condition, cash flows and stockholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2019 Annual Report on Form 10-K. The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2019, but does not include all the disclosures required by accounting principles generally accepted in the United States (“GAAP”).

The accounting policies of the Company are the same as those set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2019 Annual Report on Form 10-K except for the impact of the adoption of new accounting standards discussed under New Accounting Pronouncements.

A novel strain of coronavirus (“COVID-19”) continues to spread and severely impact the economy of the United States and other countries around the world. During January and February 2020, the Company experienced growth in its organic testing volume compared to the prior year period. However, in March 2020, the Company experienced, and anticipates it will continue to experience, a material decline in testing volumes due to the COVID-19 pandemic. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies, all of which have had, and the Company believes will likely continue to have, an adverse impact on the Company’s consolidated results of operations, financial position, and cash flows. As a result, operating results for three months ended March 31, 2020 may not be indicative of the results that may be expected for the remainder of the year.

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
(unaudited)
(in millions, unless otherwise indicated)

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

New Accounting Pronouncements

Adoption of New Accounting Standards

On January 1, 2020, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board ("FASB") which aligns the requirements for deferring implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of this standard, which the Company elected to do on a prospective basis, did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

On January 1, 2020, the Company adopted a new accounting standard issued by the FASB that changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses requires entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The adoption of this new standard, which was done using a modified retrospective transition approach, did not have a material impact the Company's consolidated results of operations, financial position or cash flows. See Note 15 for further details on the Company's allowance for credit losses policy.
New Accounting Standards to be Adopted

In March 2020, the FASB issued a new accounting standard which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform due to the risk of cessation of the London Interbank Offered Rate ("LIBOR"). The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The pronouncement is effective immediately and can be applied through December 31, 2022. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended March 31,
	2020	2019
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$99	$164
Less: Earnings allocated to participating securities	—	1
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$99	$163

Weighted average common shares outstanding – basic	134	134
Effect of dilutive securities:
Stock options and performance share units	1	2
Weighted average common shares outstanding – diluted	135	136

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$0.74	$1.22

Diluted	$0.73	$1.20

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended March 31,
	2020	2019
Stock options	2	4

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

Restructuring Charges

The following table provides a summary of the Company's pre-tax restructuring charges for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Employee separation costs	$2	$(3)

The restructuring charges incurred for the three months ended March 31, 2020 were primarily associated with various workforce reduction initiatives as the Company continued to simplify and restructure its organization. Of the total restructuring charges incurred during the three months ended March 31, 2020, $1 million was recorded in both cost of services and selling, general and administrative expenses.

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

The restructuring liability as of March 31, 2020 and December 31, 2019, which is included in accounts payable and accrued expenses, was $5 million and $9 million, respectively.

5.     BUSINESS ACQUISITIONS

On January 21, 2020, the Company completed its acquisition of Blueprint Genetics Oy ("Blueprint Genetics"), in an all cash transaction for $108 million, net of $3 million cash acquired. Blueprint Genetics is a leading specialty genetic testing company with deep expertise in gene variant interpretation based on next generation sequencing and proprietary bioinformatics. Through the acquisition, the Company acquired all of Blueprint Genetics' operations. Based on the preliminary purchase price allocation, the assets acquired and liabilities assumed primarily consist of $77 million of goodwill (none of which is tax deductible), $43 million of intangible assets, an $11 million deferred tax liability, $2 million of property, plant and equipment and working capital. The intangibles assets primarily consist of technology and customer related assets which are being amortized over a useful life of 10 years and 15 years, respectively.

The acquisition was accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed were recorded based on their estimated fair values as of the closing date. Supplemental pro forma combined financial information has not been presented as the impact of the acquisition is not material to the Company's consolidated financial statements. The goodwill recorded primarily includes the expected synergies resulting from combining the operations of the acquired entity with those of the Company and the value associated with an assembled workforce and other intangible assets that do not qualify for separate recognition. All of the goodwill acquired in connection with the acquisition has been allocated to the Company's DIS business. For further details regarding business segment information, see Note 13.

On January 27, 2020, the Company entered into a definitive agreement to acquire select assets which constitute substantially all of the operations of Memorial Hermann Diagnostic Laboratories, the outreach laboratory division of Memorial Hermann Health System ("Memorial Hermann"). Memorial Hermann is a not-for-profit health system in Southeast Texas. The acquisition closed on April 6, 2020. See Note 17 for further details.

For details regarding the Company's 2019 acquisitions, see Note 6 to the audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

6.     FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2020	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$52	$52	$—	$—
Cash surrender value of life insurance policies	36	—	36	—
Available-for-sale debt securities	12	—	—	12
Fixed-to-variable interest rate swaps	41	—	41	—
Total	$141	$52	$77	$12

Liabilities:
Deferred compensation liabilities	$95	$—	$95	$—
Contingent consideration	6	—	—	6
Total	$101	$—	$95	$6

Redeemable noncontrolling interest	$76	$—	$—	$76

		Basis of Fair Value Measurements
December 31, 2019	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$59	$59	$—	$—
Cash surrender value of life insurance policies	43	—	43	—
Available-for-sale debt securities	12	—	—	12
Total	$114	$59	$43	$12

Liabilities:
Deferred compensation liabilities	$110	$—	$110	$—
Fixed-to-variable interest rate swaps	28	—	28	—
Contingent consideration	7	—	—	7
Total	$145	$—	$138	$7

Redeemable noncontrolling interest	$76	$—	$—	$76

A detailed description regarding the Company's fair value measurements is contained in Note 7 to the audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

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

The fair value measurements of the Company's fixed-to-variable interest rate swaps are classified within Level 2 of the fair value hierarchy and are model-derived valuations as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions.

In connection with previous business acquisitions, the Company has contingent consideration obligations that are to be paid based on the achievement of certain testing volume or revenue benchmarks. As of March 31, 2020, the fair value of these contingent consideration liabilities totaled $6 million. These contingent consideration liabilities are measured at fair value using an option-pricing method and are classified within Level 3 of the fair value hierarchy as the fair value is determined based on significant inputs that are not observable. Significant inputs include management’s estimate of volume or revenue and other market inputs including comparable company revenue volatility and a discount rate. A summary of the significant inputs is as follows:

Business Acquisition	Benchmark	Comparable Company Revenue Volatility	Discount rate	Maximum Contingent Consideration Payment

Certain assets of the clinical and anatomic pathology laboratory business of Shiel Holdings, LLC	Volume	6.9%	4.5%	$15
ReproSource, Inc.	Revenue	8.5%	6.5%	$10

For further details regarding the Company's acquisitions, see Note 6 to the audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K and Note 5 to the interim unaudited consolidated financial statements.

The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3 of the fair value hierarchy):

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

Contingent Consideration

Balance, December 31, 2019	$7
Total gains/losses included in earnings - realized/unrealized	(1)
Balance, March 31, 2020	$6

The $1 million net gain included in earnings associated with the change in the fair value of contingent consideration for the three months ended March 31, 2020 is reported in other operating expense (income), net.

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of March 31, 2020, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of March 31, 2020 and December 31, 2019, the fair value of the Company’s debt was estimated at $4.3 billion and $5.1 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the three months ended March 31, 2020 and for the year ended December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Balance, beginning of period	$6,619	$6,563
Goodwill acquired during the period	77	43
Adjustments to goodwill	(2)	13
Balance, end of period	$6,694	$6,619

Principally all of the Company’s goodwill as of March 31, 2020 and December 31, 2019 was associated with its DIS business.

For the three months ended March 31, 2020, goodwill acquired during the period was primarily associated with the acquisition of Blueprint Genetics (see Note 5) and adjustments to goodwill primarily related to foreign currency translation. For the year ended December 31, 2019, goodwill acquired was principally associated with the acquisitions of certain assets of the clinical laboratory services business of Boyce & Bynum Pathology Laboratories, P.C. and adjustments to goodwill primarily related to the finalization of the purchase price allocation for the acquisition of the U.S. laboratory services business of Oxford Immunotec, Inc. (see Note 6 to the audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K).

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

Intangible assets at March 31, 2020 and December 31, 2019 consisted of the following:

	Weighted Average Amortization Period (in years)	March 31, 2020			December 31, 2019
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	18	$1,375	$(575)	$800	$1,367	$(556)	$811
Non-compete agreements	9	3	(2)	1	3	(2)	1
Technology	15	137	(58)	79	104	(56)	48
Other	9	110	(88)	22	110	(85)	25
Total	17	1,625	(723)	902	1,584	(699)	885

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$1,861	$(723)	$1,138	$1,820	$(699)	$1,121

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2020 is as follows:

Year Ending December 31,
Remainder of 2020	$75
2021	94
2022	91
2023	89
2024	86
2025	85
Thereafter	382
Total	$902

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

8.    DEBT

Long-term debt (including finance lease obligations) as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019

4.75% Senior Notes due January 2020	$—	$500
2.50% Senior Notes due March 2020	—	300
4.70% Senior Notes due April 2021	553	554
4.25% Senior Notes due April 2024	319	308
3.50% Senior Notes due March 2025	627	593
3.45% Senior Notes due June 2026	513	490
4.20% Senior Notes due June 2029	499	499
2.95% Senior Notes due June 2030	798	798
6.95% Senior Notes due July 2037	175	175
5.75% Senior Notes due January 2040	245	245
4.70% Senior Notes due March 2045	300	300
Other	32	34
Debt issuance costs	(25)	(26)
Total long-term debt	4,036	4,770
Less: Current portion of long-term debt	3	804
Total long-term debt, net of current portion	$4,033	$3,966

Retirement of Debt

During January 2020, the Company redeemed in full the outstanding indebtedness under the Company's senior notes due January 2020 and senior notes due March 2020 using proceeds from the issuance, in December 2019, of the 2.95% senior notes due June 2030, along with cash on hand. For the three months ended March 31, 2020, the Company recorded a loss on retirement of debt, principally comprised of premiums paid, of $1 million in other (expense) income, net.

Credit Facilities

As of March 31, 2020, the Company had cash and cash equivalents on hand of $342 million and had $1.3 billion of borrowing capacity available under its existing credit facilities, including $529 million available under its secured receivables credit facility and $750 million available under its senior unsecured revolving credit facility. There were no outstanding borrowings under the Company's existing credit facilities as of March 31, 2020. See Note 17 to the interim unaudited consolidated financial statements for further details on borrowings under the Company's credit facilities in April 2020. The secured receivables credit facility includes a $250 million loan commitment, which matures in October 2020, and a $250 million loan commitment and a $100 million letter of credit facility, which mature in October 2021. The senior unsecured revolving credit facility matures in March 2023. For further details regarding the credit facilities, see Note 13 to the audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K.

The secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. The Company's senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of March 31, 2020, the senior unsecured revolving credit facility agreement required the Company to maintain a leverage ratio (as of the last day of each fiscal quarter) of no more than 3.5 times EBITDA, as defined in the agreement. As of March 31, 2020, the Company was in compliance with all such applicable financial covenants.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

On April 30, 2020, the Company entered into an amendment to its senior unsecured revolving credit facility in order to provide for increased flexibility under the leverage ratio covenant. See Note 17 to the interim unaudited consolidated financial statements for further details on the amendment.

Maturities of Long-Term Debt

As of March 31, 2020, long-term debt matures as follows:

Year Ending December 31,
Remainder of 2020	$2
2021	553
2022	3
2023	1
2024	302
Thereafter	3,147

Total maturities of long-term debt	4,008
Unamortized discount	(10)
Debt issuance costs	(25)
Fair value basis adjustments attributable to hedged debt	63

Total long-term debt	4,036
Current portion of long-term debt	3

Total long-term debt, net of current portion	$4,033

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
(unaudited)
(in millions, unless otherwise indicated)

From time to time, the Company has entered into various interest rate lock agreements and forward-starting interest rate swap agreements to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates.

During the first quarter of 2020, the Company entered into forward-starting interest rate swap agreements with financial institutions for a total notional amount of $25 million. The swap agreements, which are accounted for as cash flow hedges, were entered into in order to hedge a portion of the Company's interest rate exposure associated with variability in future cash flows attributable to changes in interest rates over a ten-year period related to an anticipated issuance of debt. The new debt will replace senior notes that are maturing during 2021. Prior to their maturity or settlement, the forward-starting interest rate swaps will be recognized as either an asset or liability, measured at their fair value. To the extent that they are effective, gains and losses related to recording the forward-starting interest rate swap agreements at fair value will be deferred in stockholders' equity, net of taxes, as a component of accumulated other comprehensive loss. Subsequent to the issuance of the debt and settlement of the forward-starting interest rate swaps, the deferred gain/loss will be amortized as an adjustment to interest expense over the term of such debt. The fair value of the outstanding forward-starting interest rate swaps as of March 31, 2020 was not material.

The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges was $4 million as of both March 31, 2020 and December 31, 2019. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $1 million.

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. A summary of the notional amounts of these interest rate swaps as of March 31, 2020 and December 31, 2019 was as follows:

	Notional Amount
Debt Instrument	March 31, 2020	December 31, 2019

4.25% Senior Notes due April 2024	$250	$250
3.50% Senior Notes due March 2025	600	600
3.45% Senior Notes due June 2026	350	350
	$1,200	$1,200

The fixed-to-variable interest rate swap agreements in the table above have variable interest rates ranging from one-month LIBOR plus 2.2% to one-month LIBOR plus 3.0%. In April 2020, the Company terminated its existing fixed-to-variable interest rate swap agreements. See Note 17 to the interim unaudited consolidated financial statements for further details.

As of March 31, 2020 and December 31, 2019, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	March 31, 2020	March 31, 2020	December 31, 2019	December 31, 2019
Long-term debt	$1,254	$63	$1,186	$(3)

(a) The balance includes $22 million and $25 million of remaining unamortized hedging adjustment on a discontinued relationship as of March 31, 2020 and December 31, 2019, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

The following table presents the effect of fair value hedge accounting on the consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	Other (expense) income, net	Other (expense) income, net
Total for line item in which the effects of fair value hedges are recorded	$(16)	$9

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$(69)	$(16)
Derivatives designated as hedging instruments	$69	$16

A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows:

	March 31, 2020		December 31, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Fixed-to-variable interest rate swaps	Other assets	$41	Other liabilities	$28

A detailed description regarding the Company's use of derivative financial instruments is contained in Note 15 to the audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K.

10.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Stockholders' Equity

Changes in Accumulated Other Comprehensive Loss by Component

Comprehensive income (loss) includes foreign currency translation adjustments. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

Dividend Program

During the first quarter of 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.56 per common share. During each of the four quarters of 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.53 per common share.

Share Repurchase Program

As of March 31, 2020, $1.2 billion remained available under the Company’s share repurchase authorizations; however the Company has temporarily suspended additional share repurchases under the existing authorization through the end of 2020. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the three months ended March 31, 2020, the Company repurchased 0.7 million shares of its common stock for $75 million.

For the three months ended March 31, 2019, the Company repurchased 0.6 million shares of its common stock for $50 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

Shares Reissued from Treasury Stock

For the three months ended March 31, 2020 and 2019, the Company reissued 1.1 million shares and 0.4 million shares, respectively, from treasury stock for shares issued under the Employee Stock Purchase Plan and stock option plans. For details regarding the Company's stock ownership and compensation plans, see Note 17 to the audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K.

Redeemable Noncontrolling Interest

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. The Company records changes in the fair value of the noncontrolling interest immediately as they occur. As of March 31, 2020 and December 31, 2019, the redeemable noncontrolling interest was presented at its fair value. For further information regarding the fair value of the redeemable noncontrolling interest, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

11.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

Supplemental cash flow and other data for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Depreciation expense	$60	$60
Amortization expense	25	24
Depreciation and amortization expense	$85	$84

Interest expense	$(42)	$(45)
Interest income	1	1
Interest expense, net	$(41)	$(44)

Interest paid	$48	$28
Income taxes paid	$18	$3

Accounts payable associated with capital expenditures	$11	$13
Dividends payable	$75	$72

Businesses acquired:
Fair value of assets acquired	$131	$61
Fair value of liabilities assumed	(20)	—
Fair value of net assets acquired	111	61
Merger consideration paid payable	—	(5)
Cash paid for business acquisitions	111	56
Less: Cash acquired	3	—
Business acquisitions, net of cash acquired	$108	$56

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$32	$25

12.     COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company can issue letters of credit totaling $100 million under its secured receivables credit facility and $150 million under its senior unsecured revolving credit facility. For further discussion regarding the Company's secured receivables credit facility and senior unsecured revolving credit facility, see Note 13 to the audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K and Note 8 to the interim unaudited consolidated financial statements.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $71 million in letters of credit under the secured receivables credit facility were outstanding as of March 31, 2020. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

Contingent Lease Obligations

The Company remains subject to contingent obligations under certain real estate leases, including leases that were entered into by certain predecessor companies of a subsidiary prior to the Company's acquisition of the subsidiary. No liability has been recorded for any of these potential contingent obligations. For further details, see Note 18 to the audited consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K.

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
(unaudited)
(in millions, unless otherwise indicated)

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

Management cannot predict the outcome of such matters. Although management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing loss estimates related to these types of matters, the outcome of such matters may be material to the Company's consolidated results of operations or cash flows in the period in which the impact of such matters is determined or paid.

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas.  As of March 31, 2020, the Company does not believe that material losses related to legal matters are probable.

Reserves for legal matters totaled $1 million as of both March 31, 2020 and December 31, 2019.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $135 million and $132 million as of March 31, 2020 and December 31, 2019, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures.

13.    BUSINESS SEGMENT INFORMATION

The Company's DIS business is the only reportable segment based on the manner in which the Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), assesses performance and allocates resources across the organization. The DIS business provides diagnostic information services to a broad range of customers, including patients, clinicians, hospitals, IDNs, health plans, employers and ACOs. The Company is the world's leading provider of diagnostic information services, which includes providing information and insights based on the industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The DIS business accounted for greater than 95% of net revenues in 2020 and 2019.

All other operating segments include the Company's DS businesses, which consist of its risk assessment services and healthcare information technology businesses. The Company's DS businesses are the leading provider of risk assessment services for the life insurance industry and offer healthcare organizations and clinicians robust information technology solutions.

As of March 31, 2020, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

The following table is a summary of segment information for the three months ended March 31, 2020 and 2019. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangible assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2019 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended March 31,
	2020	2019
Net revenues:
DIS business	$1,744	$1,812
All other operating segments	78	79
Total net revenues	$1,822	$1,891

Operating earnings (loss):
DIS business	$205	$280
All other operating segments	9	9
General corporate activities	(39)	(41)
Total operating income	175	248
Non-operating expenses, net	(57)	(35)
Income before income taxes and equity in earnings of equity method investees	118	213
Income tax expense	(26)	(50)
Equity in earnings of equity method investees, net of taxes	14	13
Net income	106	176
Less: Net income attributable to noncontrolling interests	7	12
Net income attributable to Quest Diagnostics	$99	$164

14.    RELATED PARTIES

The Company's equity method investees primarily consist of its clinical trials central laboratory services joint venture and its diagnostic information services joint ventures, which are accounted for under the equity method of accounting. During both the three months ended March 31, 2020 and 2019, the Company recognized net revenues of $9 million associated with diagnostic information services provided to its equity method investees. As of March 31, 2020 and December 31, 2019, there was $5 million and $4 million of accounts receivable from equity method investees related to such services, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized net revenues of $1 million and $3 million, respectively, associated with diagnostic information services provided to a noncontrolling interest partner in a joint venture. As of December 31, 2019, there was $4 million of receivables from the noncontrolling interest partner included in accounts receivable and other assets related to such services.

During both the three months ended March 31, 2020 and 2019, the Company recognized income of $4 million associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. As of March 31, 2020 and December 31, 2019, there was $2 million and $1 million, respectively, of other receivables from equity method investees included in prepaid expenses and other current assets related to these service agreements and other transition related items. In addition, accounts payable and accrued expenses as of March 31, 2020 and December 31, 2019 included $1 million and $2 million, respectively, due to equity method investees.

During the three months ended March 31, 2020 and 2019, the Company received dividends from its equity method investees of $5 million and $6 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

15.    REVENUE RECOGNITION AND ALLOWANCE FOR CREDIT LOSSES

DIS

Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three months ended March 31, 2020 and 2019 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues upon completion of the testing process, when results are reported, or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups, using the portfolio approach, in exchange for providing services. These estimates include the impact of contractual allowances, including payer denials and price concessions. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers, client payers and patients.

DS

The Company’s DS businesses primarily satisfy their performance obligations and recognize revenues when delivery has occurred or services have been rendered.

The approximate percentage of net revenue by type of customer was as follows:

	Three Months Ended March 31,
	2020	2019
Healthcare insurers:
Fee-for-service	34%	33%
Capitated	3	4
Total healthcare insurers	37	37
Government payers	14	15
Client payers	33	31
Patients	12	13
Total DIS	96	96
DS	4	4
Net revenues	100%	100%

The approximate percentage of net accounts receivable by type of customer was as follows:

	March 31, 2020	December 31, 2019

Healthcare Insurers	22%	22%
Government Payers	10	11
Client Payers	42	42
Patients (including coinsurance and deductible responsibilities)	21	20
Total DIS	95	95
DS	5	5
Net accounts receivable	100%	100%

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

Allowance for Credit Losses Policy

When estimating its allowance for credit losses, the Company pools its trade receivables based on the following customer types: healthcare insurers, government payers, client payers and patients.

For the healthcare insurers and government payers, collection of the Company’s net revenues is normally a function of providing the complete and correct billing information within the various filing deadlines, and provided that the Company has billed the payers accurately with complete information prior to the established filing deadline, there has historically been little to no collection risk.

Client payers include physicians, hospitals, IDNs, ACOs, employers, other commercial laboratories and institutions for which services are performed on a wholesale basis and are billed based on negotiated fee schedules.  Credit risk and ability to pay are more of a consideration for these payers.

With respect to patients, implicit price concessions, which represent differences between amounts billed and the estimated consideration the Company expects to receive from patients, are recognized as a reduction of revenue.  Estimates of implicit price concessions consider historical collection experience (including the period the receivables have been outstanding) and other factors including current market conditions.

The Company principally estimates the allowance for credit losses by pool based on historical collection experience, the current credit worthiness of the customers, current economic conditions, expectations of future economic conditions and the period that the receivables have been outstanding.  To the extent that any individual payers are identified that have deteriorated in credit quality, the Company removes the customers from their respective pools and establishes allowances based on the individual risk characteristics of such customers.

Although the Company believes that its estimates for contractual allowances and patient price concessions as well as its allowance for credit losses are appropriate, it is possible that the Company will experience an adverse impact on cash collections as a result of the impact of the COVID-19 pandemic.

16.    TAXES ON INCOME

For the three months ended March 31, 2020 and 2019, the effective income tax rate was 22.0% and 23.7%, respectively. The effective income tax rate for the three months ended March 31, 2020 and 2019 benefited from $8 million and $3 million, respectively, of excess tax benefits associated with stock-based compensation arrangements. For the three months ended March 31, 2020, the Company utilized the most likely estimate of its annual income before taxes to determine the annual effective income tax rate for 2020. As a result of uncertainty associated with the impact of the COVID-19 pandemic, it is possible that the Company will experience variability in the annual projections and, as a result, the annual effective tax rate. The Company will update the annual effective tax rate each quarter during 2020 for changes in the latest projections for the Company.

17.    SUBSEQUENT EVENTS

On April 6, 2020, the Company completed its acquisition of select assets which constitute substantially all of the operations of Memorial Hermann Diagnostic Laboratories, the outreach laboratory division of Memorial Hermann, in an all cash transaction for $120 million. Based on the preliminary purchase price allocation, the Company expects to recognize approximately $30 million of customer-related intangible assets, and approximately $90 million of goodwill. All of the goodwill acquired in connection with the acquisition has been allocated to the Company's DIS business. See Note 5 to the interim unaudited consolidated financial statements for more information about the acquisition.

In April 2020, the Company borrowed $100 million under its secured receivables credit facility and $100 million under its senior unsecured revolving credit facility. See Note 8 for further discussion of such facilities.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

In April 2020, the Company terminated its existing fixed-to-variable interest rate swap agreements. As a result of the termination, the Company received proceeds of $40 million. Such amount will be amortized as a reduction of interest expense over the remaining terms of the hedged debt instruments.

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain payroll tax credits associated with the retention of employees. The CARES Act also includes a number of benefits that are applicable to the Company and other healthcare providers including, but not limited to, the appropriation of $100 billion to health care providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic. In April 2020, the Company received approximately $65 million from the initial tranche of $30 billion that was distributed to health care providers.

On April 30, 2020, the Company entered into an amendment to its senior unsecured revolving credit facility in order to provide for increased flexibility under the leverage ratio covenant. Pursuant to the amendment, the leverage ratio covenant was increased from the second quarter of 2020 through the second quarter of 2021 as follows:

As of:	Applicable Covenant:
June 30, 2020	no more than 5 times EBITDA
September 30, 2020	no more than 5.5 times EBITDA
December 31, 2020	no more than 6.5 times EBITDA
March 31, 2021	no more than 6.25 times EBITDA
June 30, 2021	no more than 4.5 times EBITDA

After the second quarter of 2021, the leverage ratio covenant reverts to no more than 3.5 times EBITDA. During the period that the increased covenant applies, which period may be terminated early by the Company provided that it is in compliance with the historical 3.5 times EBITDA leverage ratio, the amended credit agreement contains certain additional limitations and restrictions including, but not limited to, regarding repurchases of the Company's common stock, the amount of funds that can be used on business acquisitions, the incurrence of secured indebtedness, and, under certain circumstances, the payment of dividends. Interest on the amended senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in the Company's credit ratings and current EBITDA leverage ratio.

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

We assesses our revenue performance for the DIS business based upon, among other factors, volume (measured by test requisitions) and revenue per requisition.

Each requisition accompanies patient specimens, indicating the test(s) to be performed and the party to be billed for the test(s). Management utilizes requisition data to assist with assessing the growth of the business. Therefore, we believe that the change in the number of requisitions from period to period is useful information for investors as it allows them to assess our growth.

Revenue per requisition is impacted by various factors, including, among other items, the impact of fee schedule changes (i.e. unit price), test mix, payer mix, and the number of tests per requisition. Management utilizes revenue per requisition data in order to assist with assessing various factors impacting the performance of the business, including pricing and trends impacting mix. Therefore, we believe that the change in this metric from period to period is useful information for investors as it allows them to assess such factors, which are relevant to assessing the revenue performance of the business.

Diagnostic Solutions

In our Diagnostic Solutions ("DS") businesses, which represents the balance of our consolidated net revenues, we are the leading provider of risk assessment services for the life insurance industry and we offer healthcare organizations and clinicians robust information technology solutions.

First Quarter Highlights

•	Our total net revenues of $1.82 billion were down 3.7% from the prior year period.

•	In DIS:

◦
Revenues of $1.74 billion decreased by 3.8% compared to the prior year period, driven by a decrease in organic volume (volume excluding the impact of acquisitions) and a decline in revenue per requisition, partially offset by the impact of recent acquisitions.

◦
Volume, measured by the number of requisitions, decreased by 2.4% compared to the prior year period, with organic volume down approximately 2.7%, partially offset by volume associated with recent acquisitions of 0.3%.

◦	Revenue per requisition decreased by 1.2% compared to the prior year period.

•	DS revenues of $78 million decreased by 1.9% compared to the prior year period.

•	Net income attributable to Quest Diagnostics' stockholders was $99 million, or $0.73 per diluted share, in 2020, compared to $164 million, or $1.20 per diluted share, in the prior year period.

•	For the three months ended March 31, 2020, net cash provided by operating activities was $247 million, compared to $275 million in the prior year period.

Impact of COVID - 19

As a novel strain of coronavirus (“COVID-19”) continues to spread and severely impact the economy of the United States and other countries around the world, we are committed to being a part of the coordinated public and private sector response to this unprecedented challenge. We have made substantial investments to expand the amount of COVID-19 testing available to the country and are currently capable of testing more than 50,000 COVID-19 tests per day. We have been effectively managing challenges in the global supply chain; and, at this point, we have sufficient supplies to conduct our business. We have also begun performing a blood-based COVID-19 antibody test. We currently have the capacity to perform approximately 150 thousand antibody tests per day.

We have put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep colleagues and customers healthy and safe. In line with recommendations to reduce large gatherings and increase social distancing, we have transitioned many office-based colleagues to a remote work environment.

During January and February 2020, we experienced growth in DIS revenues and volumes compared to the prior year period. Through February, year-to-date DIS revenues increased 4.2% compared to the prior year period with organic growth and acquisitions contributing approximately 3.7% and 0.5%, respectively. Year-to-date DIS volume through February increased 6.3% compared to the prior year period. Such growth included the benefit of an extra business day in 2020 and the impact of weather in the prior year period, each of which we estimate favorably impacted the comparison by 0.8%. However, in March 2020, we experienced, and we have continued to experience, a material decline in testing volumes due to the COVID-19 pandemic. During the last two weeks of March, volumes declined in excess of 40% inclusive of COVID-19 testing, across all metro markets. In April, volume declines continued with the declines compared to the prior year period in the range of 50% to

60%. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies, all of which have had, and we believe will likely continue to have, an adverse impact on our operating results, cash flows and financial condition, including continued declines in testing volumes. It is also possible that we will experience an adverse impact on cash collections as a result of the impact of the COVID-19 pandemic.

We believe COVID-19’s adverse impact on our consolidated results of operations, financial position and cash flows will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. healthcare system and the U.S. economy; and the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic. Even after the COVID-19 pandemic has moderated and the business and social distancing restrictions have eased, we may continue to experience similar adverse effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment that may persist. In the longer term, given the many challenges that hospitals will face, we may have more opportunities to partner with hospitals to help achieve their laboratory strategies, and the COVID-19 pandemic may also be a further catalyst for consolidation in the laboratory testing industry.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

In March 2020, in response to the COVID-19 pandemic, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain payroll tax credits associated with the retention of employees.

The CARES Act also includes a number of benefits that are applicable to us and other healthcare providers including, but not limited to:

•	providing coverage for COVID-19 testing at no out of pocket cost to nearly all patients;

•
providing clinical laboratories a one-year reprieve from the reporting requirements under the Protecting Access to Medicare Act ("PAMA") as well as a one-year delay of reimbursement rate reductions for clinical laboratory services provided under Medicare that were scheduled to take place in 2021. Further revisions of the Medicare Clinical Laboratory Fee Schedule for years after 2021 will be based on future surveys of market rates. Reimbursement reduction from 2022-2024 is capped by PAMA at 15% annually;

•
appropriating $100 billion to health care providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic. In April 2020, we received approximately $65 million from the initial tranche of $30 billion that was distributed to health care providers;

•
suspending Medicare sequestration from May 2020 to December 2020. We estimate that the suspension of Medicare sequestration will result in a small benefit to us in the form of higher reimbursement rates for diagnostic testing services performed on behalf of Medicare beneficiaries.

Retirement of Debt

During January 2020, we redeemed in full the outstanding indebtedness under our senior notes due January 2020 and senior notes due March 2020 using proceeds from the issuance, in December 2019, of the 2.95% senior notes due June 2030, along with cash on hand. For the three months ended March 31, 2020, we recorded a loss on retirement of debt, principally comprised of premiums paid, of $1 million in other (expense) income, net. For further details regarding our debt, see Note 8 to the interim unaudited consolidated financial statements.

Acquisition of Blueprint Genetics Oy

On January 21, 2020, we completed the acquisition of Blueprint Genetics Oy ("Blueprint Genetics"), in an all cash transaction for $108 million, net of $3 million cash acquired. Blueprint Genetics is a leading specialty genetic testing company with deep expertise in gene variant interpretation based on next generation sequencing and proprietary bioinformatics. Through the acquisition, we acquired all of Blueprint Genetics' operations. The acquired business is included in our DIS business.

For further details regarding our acquisitions, see Note 5 to the interim unaudited consolidated financial statements and Note 6 to the audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K.

Acquisition of the Outreach Laboratory Services Business of Memorial Hermann Health System

On January 27, 2020, we entered into a definitive agreement to acquire select assets which constitute substantially all of the operations of Memorial Hermann Diagnostic Laboratories, the outreach laboratory division of Memorial Hermann Health System ("Memorial Hermann"). Memorial Hermann is a not-for-profit health system in Southeast Texas. The acquisition closed on April 6, 2020. See Note 17 to the interim unaudited consolidated financial statements for further details regarding the close of the transaction.

Invigorate Program

We are engaged in a multi-year program called Invigorate, which is designed to reduce our cost structure and improve our performance. We currently aim annually to save approximately 3% of our costs. We are assessing whether the COVID-19 pandemic will impact our ability to achieve that objective.

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

For the three months ended March 31, 2020, we incurred $11 million of pre-tax charges under our Invigorate program primarily consisting of systems conversion and integration costs, all of which result in cash expenditures. Additional restructuring charges may be incurred in future periods as we identify additional opportunities to achieve further cost savings.

For further details of the Invigorate program and associated costs, see Note 4 to the interim unaudited consolidated financial statements.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies from those disclosed in our 2019 Annual Report on Form 10-K except for the adoption of new accounting standards as described in Note 2 to the interim unaudited consolidated financial statements.

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

We have a standardized approach to estimate the amount of consideration that we expect to be entitled to; this standardized approach considers, among other things, the impact of contractual allowances, including payer denials, and price concessions. Historical collection and payer reimbursement experience (along with the period the receivables have been outstanding), as well as other factors including current market conditions, are integral parts of the estimation process related to revenues and receivables . Adjustments to our estimated contractual allowances and implicit price concessions are recorded in the current period as changes in estimates. Further adjustments, based on actual receipts, may be recorded upon settlement.

Although we believe that our estimates for contractual allowances and patient price concessions as well as our allowance for credit losses are appropriate, it is possible that we will experience an adverse impact on cash collections as a result of the impact of the COVID-19 pandemic. For further details on revenue and receivables, see Note 15 to the interim unaudited consolidated financial statements.

Accounting for and recoverability of goodwill

We do not amortize goodwill, but evaluate the recoverability and measure the potential impairment of our goodwill annually, or more frequently, in the case of other events that indicate a potential impairment.
Goodwill is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The annual impairment test includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value; the qualitative analysis may be performed prior to, or as an alternative to, performing a quantitative goodwill impairment test. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, we assess relevant events and circumstances, such as: (a) macroeconomic conditions; (b) industry and market considerations; (c) cost factors; (d) overall financial performance; (e) other relevant entity-specific events; (f) events affecting a reporting unit; and (g) a sustained decrease in share price. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we are required to perform the quantitative goodwill impairment test. Otherwise, no further analysis is required.
On a quarterly basis, we perform a review of our business to determine if events or changes in circumstances have occurred that indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an impairment test of goodwill and record any noted impairment loss. In conjunction with the preparation of our March 31, 2020 financial statements, we performed such review and concluded that no impairment test was necessary. However, should the impact of the COVID-19 pandemic be significantly worse than currently expected, it is possible that we could incur impairment charges in the future.

Impact of New Accounting Standards

The adoption of new accounting standards is discussed in Note 2 to the interim unaudited consolidated financial statements.

The impact of recent accounting pronouncements not yet effective on our consolidated financial statements is discussed in Note 2 to the interim unaudited consolidated financial statements.

Results of Operations

The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$1,744	$1,812	$(68)	(3.8)%
DS businesses	78	79	(1)	(1.9)
Total net revenues	$1,822	$1,891	$(69)	(3.7)%

Operating costs and expenses and other operating income:
Cost of services	$1,270	$1,244	$26	2.1%
Selling, general and administrative	347	384	(37)	(9.6)
Amortization of intangible assets	25	24	1	1.1
Other operating expense (income), net	5	(9)	14	NM
Total operating costs and expenses, net	$1,647	$1,643	$4	0.2%

Operating income	$175	$248	$(73)	(29.6)%

Other income (expense):
Interest expense, net	$(41)	$(44)	$3	(6.7)%
Other (expense) income, net	(16)	9	(25)	NM
Total non-operating expenses, net	$(57)	$(35)	$(22)	60.9%

Income tax expense	$(26)	$(50)	$24	(48.6)%

Effective income tax rate	22.0%	23.7%

Equity in earnings of equity method investees, net of taxes	$14	$13	$1	0.4%

Net income attributable to Quest Diagnostics	$99	$164	$(65)	(39.9)%

Diluted earnings per common share attributable to Quest Diagnostics' common stockholders	$0.73	$1.20	$(0.47)	(39.6)%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2020	2019
Net revenues:
DIS business	95.7%	95.8%
DS businesses	4.3	4.2
Total net revenues	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	69.7%	65.7%
Selling, general and administrative	19.0	20.3
Amortization of intangible assets	1.4	1.3
Other operating expense (income), net	0.3	(0.5)
Total operating costs and expenses, net	90.4%	86.8%

Operating income	9.6%	13.2%

Operating Results

Results for the three months ended March 31, 2020 were affected by certain items that on a net basis reduced diluted earnings per share by $0.21 as follows:

•	pre-tax amortization expense of $28 million ($25 million in amortization of intangible assets and $3 million in equity in earnings of equity method investees, net of taxes) or $0.15 per diluted share;

•
pre-tax charges of $16 million ($7 million in cost of services and $9 million in selling, general and administrative expenses), or $0.09 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business;

•
pre-tax charges of $9 million ($1 million in cost of services, $3 million in selling, general and administrative expenses and $5 million in other operating expense (income), net), or $0.03 per diluted share, primarily associated with certain costs incurred as a result of the COVID-19 pandemic and resulting impact on the economy including certain asset impairment charges, and incremental costs incurred primarily to protect the health and safety of our employees and customers and to transition certain employees to a remote work environment; partially offset by

•	excess tax benefits associated with stock-based compensation arrangements of $8 million, or $0.06 per diluted share, recorded in income tax expense.

Results for the three months ended March 31, 2019 were affected by certain items that on a net basis reduced diluted earnings per share by $0.20 as follows:

•
pre-tax amortization expense of $29 million ($24 million in amortization of intangible assets and $5 million in equity in earnings of equity method investees, net of taxes) or $0.16 per diluted share; and

•
pre-tax charges of $22 million ($11 million in cost of services and $11 million in selling, general and administrative expenses), or $0.12 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; partially offset by

•
a net pre-tax gain of $8 million ($1 million charge in selling, general and administrative expenses offset by a $9 million gain in other operating (income) expense, net), or $0.06 per diluted share, primarily due to a gain associated with an insurance claim for hurricane related losses partially offset by non-cash asset impairment charges; and

•	excess tax benefits associated with stock-based compensation arrangements of $3 million, or $0.02 per diluted share, recorded in income tax expense.

Net Revenues

Net revenues for the three months ended March 31, 2020 decreased by 3.7% compared to the prior year period.

DIS revenues for the three months ended March 31, 2020 decreased by 3.8% compared to the prior year period driven by a decrease in organic volume and a decline in revenue per requisition, partially offset by the impact of recent acquisitions. During January and February 2020, we experienced growth compared to the prior year period. Through February, year-to-date DIS revenues increased 4.2% compared to the prior year period with organic growth and acquisitions contributing approximately 3.7% and 0.5%, respectively. Year-to-date DIS volume through February increased 6.3% compared to the prior year period. Such growth included the benefit of an extra business day in 2020 and the impact of weather in the prior year period, each of which we estimate favorably impacted the comparison by 0.8%. However, in March 2020, we experienced, and anticipate that we will continue to experience, a material decline in testing volumes due to the COVID-19 pandemic. During the last two weeks of March, inclusive of COVID-19 testing, volumes declined across all metro markets in excess of 40% compared to the prior year period, as there was a significant reduction in physician office visits, the cancellation of selective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies. For the three months ended March 31, 2020:

•	Organic revenue decreased approximately 4.2% compared to the prior year period, which was partially offset by the impact of recent acquisitions which contributed approximately 0.4% to DIS revenue.

•
DIS volume decreased by 2.4%, with organic volume down approximately 2.7%, partially offset by volume associated with recent acquisitions of 0.3%. Organic volume was negatively impacted by a material decline in testing volumes due to the COVID-19 pandemic. We estimate that testing volumes declined for the three months ended March 31, 2020 by approximately 8.2% compared to the prior year period due to the impact of the COVID-19 pandemic (inclusive of COVID-19 testing).

•
Revenue per requisition decreased by 1.2% compared to the prior year period primarily due to reimbursement pressure, including unit price reductions associated with PAMA and all other sources, of approximately 2.1%; partially offset by favorable mix, driven in part by acquisitions.

Cost of Services

Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

For the three months ended March 31, 2020, cost of services increased by $26 million compared to the prior year period. The increase was primarily driven by higher compensation and benefit costs, including higher costs as there was one more business day compared to the prior year period, and higher supplies expense, partially due to test mix.

Selling, General and Administrative Expenses ("SG&A")

SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

SG&A decreased by $37 million for the three months ended March 31, 2020, compared to the prior year period, primarily driven by a decrease in the value of our deferred compensation obligations and lower compensation and benefit costs.

The decrease in the value of our deferred compensation obligations is largely offset by losses due to the decrease in the value of the associated investments, which are recorded in other (expense) income, net. For further details regarding our deferred compensation plans, see Note 17 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

Amortization Expense

Amortization expense increased by $1 million for the three months ended March 31, 2020, compared to the prior year period as a result of recent acquisitions.

Other Operating Expense (Income), Net

Other operating expense (income), net includes miscellaneous income and expense items and other charges related to operating activities.

For the three months ended March 31, 2020, other operating expense (income), net primarily represents certain costs incurred as a result of the COVID-19 pandemic and resulting impact on the economy including certain asset impairment charges.

Interest Expense, Net

Interest expense, net decreased for the three months ended March 31, 2020 compared to the prior year period, primarily driven by lower interest rates associated with our variable rate indebtedness.

Other (Expense) Income, Net

Other (expense) income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

Other expense, net for the three months ended March 31, 2020 increased by $25 million compared to the prior year period primarily due to losses associated with investments in our deferred compensation plans.

Income Tax Expense

Income tax expense for the three months ended March 31, 2020 and 2019 was $26 million and $50 million, respectively. The decrease in income tax expense for the three months ended March 31, 2020, compared to the prior year period was primarily driven by a decrease in income before taxes and equity in earnings of equity method investees. During the three months ended March 31, 2020 and 2019, we recognized $8 million and $3 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

For the three months ended March 31, 2020, we utilized the most likely estimate of our annual income before taxes to determine the annual effective income tax rate for 2020. As a result of uncertainty associated with the impact of the COVID-19 pandemic, it is possible that we will experience variability in the annual projections and, as a result, the annual effective tax rate. We will update the annual effective tax rate each quarter during 2020 for changes in the latest projections for the Company.

Equity in Earnings of Equity Method Investees, Net of Taxes

Equity in earnings of equity method investees, net of taxes increased for the three months ended March 31, 2020 by $1 million compared to the prior year period primarily associated with our investment in the Q2 Solutions joint venture.

Quantitative and Qualitative Disclosures About Market Risk

We address our exposure to market risks, principally the risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for speculative purposes. We seek to mitigate the variability in cash outflows that result from changes in interest rates by maintaining a balanced mix of fixed-rate and variable-rate debt obligations. In order to achieve this objective, we have entered into interest rate swaps. Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net settlements are recognized as an adjustment to interest expense. We believe that our exposures to foreign exchange impacts and changes in commodity prices are not material to our consolidated results of operations or financial position.

As of March 31, 2020 and December 31, 2019, the fair value of our debt was estimated at approximately $4.3 billion and $5.1 billion, respectively, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of March 31, 2020 and December 31, 2019, the estimated fair value exceeded the carrying value of the debt by $219 million and $313 million, respectively. A hypothetical 10% increase in interest rates (representing 32 basis points as of March 31, 2020 and 28 basis points as of December 31, 2019) would potentially reduce the estimated fair value of our debt by approximately $101 million and $100 million as of March 31, 2020 and December 31, 2019, respectively.

Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either a rate that is intended to approximate commercial paper rates for highly rated issuers, or LIBOR, plus a spread. As of March 31, 2020, interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. As of March 31, 2020, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly rated issuers, or LIBOR, plus a spread of 0.70% to 0.725%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. As of March 31, 2020, there were no borrowings outstanding under either our $600 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility.

In April 2020, we terminated our existing fixed-to-variable interest rate swap agreements. Including the impact of such termination, based on our remaining net exposure to interest rate changes, a hypothetical 10% change to the variable rate component of our variable rate indebtedness would not materially change annual interest expense.

During the first quarter of 2020, we entered into forward-starting interest rate swap agreements with financial institutions for a total notional amount of $25 million to hedge a portion of our interest rate exposure associated with variability in future cash flows attributable to changes in interest rates over a ten-year period related to an anticipated issuance of debt. The new debt will replace senior notes that are maturing during 2021. The aggregate fair value of the forward-starting interest rate swaps was immaterial as of March 31, 2020. A hypothetical 10% change in the forward three-month LIBOR curve (representing an 8 basis points change in the weighted average yield) would also be immaterial.

For further details regarding our outstanding debt, see Note 8 to the interim unaudited consolidated financial statements and Note 13 to the audited consolidated financial statements included in our 2019 Annual Report on Form 10-K. For details regarding our financial instruments and hedging activities, see Note 9 to the interim unaudited consolidated financial statements and Note 15 to the audited consolidated financial statements included in our 2019 Annual Report on Form 10-K.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences and healthcare industries. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values are measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes; we regularly evaluate these equity investments to determine if there are any indicators that the investment is impaired. The carrying value of our equity investments that do not have readily determinable fair values was $25 million as of March 31, 2020.

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

In conjunction with the preparation of our March 31, 2020 financial statements, we considered whether the carrying values of such investments were impaired and concluded that no such impairment existed. However, should the impact of the COVID-19 pandemic be worse than currently expected, it is possible that we could incur impairment charges in the future.

Liquidity and Capital Resources

	Three Months Ended March 31,		Change
	2020	2019
	(dollars in millions)
Net cash provided by operating activities	$247	$275	$(28)
Net cash used in investing activities	(206)	(110)	(96)
Net cash (used in) provided by financing activities	(891)	164	(1,055)
Net change in cash and cash equivalents and restricted cash	$(850)	$329	$(1,179)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly-liquid short-term investments. Cash and cash equivalents as of March 31, 2020 totaled $342 million, compared to $1,192 million as of December 31, 2019.

As of March 31, 2020, approximately 10% of our $342 million of consolidated cash and cash equivalents were held outside of the United States. As a result of changes introduced by the Tax Cuts and Jobs Act, we may repatriate back to the United States the portion of these foreign funds not expected to be used to maintain or expand operations (including through acquisitions) outside of the United States.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2020 and 2019 was $247 million and $275 million, respectively. The $28 million decrease in net cash provided by operating activities for the three months ended March 31, 2020, compared to the prior year period was primarily a result of:

•	higher performance-based compensation payments in 2020 compared to 2019;

•	a $20 million increase in interest payments due to timing; partially offset by

•	timing of movements in our working capital accounts.

Days sales outstanding, a measure of billing and collection efficiency, was 51 days as of March 31, 2020, 54 days as of December 31, 2019 and 51 days as of March 31, 2019. Although we believe that our current revenue reserves and allowance for credit losses are appropriate, it is possible that we will experience an adverse impact on cash collections as a result of the impact of the COVID-19 pandemic.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 was $206 million and $110 million, respectively. This $96 million increase in cash used in investing activities for the three months ended March 31, 2020, compared to the prior year period was primarily a result of:

•	a $52 million increase in net cash paid for business acquisitions; and

•	a $36 million increase in capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2020 was $891 million compared to net cash provided by financing activities for the three months ended March 31, 2019 of $164 million. This $1,055 million increase in cash used in financing activities for the three months ended March 31, 2020, compared to the prior year period was primarily a result of:

•	$801 million of debt repayments in 2020 compared to $337 million of net borrowings (proceeds from borrowing less repayments of debt) in 2019; partially offset by

•	a $60 million increase in proceeds from the exercise of stock options, which was a result of an increase in the volume of stock options exercised compared to the prior year.

During the three months ended March 31, 2020, we redeemed in full the outstanding indebtedness under our senior notes due January 2020 and senior notes due March 2020 using proceeds from the issuance, in December 2019, of the 2.95% senior notes due June 2030, along with cash on hand. During the three months ended March 31, 2020, there were no borrowings or repayments under our secured receivables credit facility or senior unsecured revolving credit facility.

During the three months ended March 31, 2019, we completed the issuance of the senior notes due June 2029. In addition, there were $640 million in cumulative borrowings under the secured receivables credit facility primarily associated with working capital requirements as well as the funding of our 2019 acquisition. During the three months ended March 31, 2019, there were $800 million in repayments under our secured receivables credit facility. During the three months ended March 31, 2019, there were no borrowings under our senior unsecured revolving credit facility.

Dividend Program

During the first quarter of 2020, our Board of Directors declared a quarterly cash dividend of $0.56 per common share. During each of the four quarters of 2019, our Board of Directors declared a quarterly cash dividend of $0.53 per common share.

Share Repurchase Program

As of March 31, 2020, $1.2 billion remained available under our share repurchase authorizations; however we have temporarily suspended additional share repurchases under the existing authorization through the end of 2020. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

For the three months ended March 31, 2020, we repurchased 0.7 million shares of our common stock for $75 million.

For the three months ended March 31, 2019, we repurchased 0.6 million shares of our common stock for $50 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of March 31, 2020:

	Payments due by period
Contractual Obligations	Total	Remainder of 2020	1-3 years	4-5 years	After 5 years
	(dollars in millions)
Outstanding debt	$3,976	$—	$550	$300	$3,126
Finance lease obligations	32	2	5	3	22
Interest payments on outstanding debt	1,650	138	298	277	937
Operating leases	747	164	290	172	121
Purchase obligations	1,860	267	624	491	478
Merger consideration obligations	7	7	—	—	—
Total contractual obligations	$8,272	$578	$1,767	$1,243	$4,684

A description of the terms of our indebtedness and related debt service requirements and future payments of our outstanding debt is contained in Note 8 to the interim unaudited consolidated financial statements and Note 13 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

Interest payments on our outstanding debt includes interest associated with finance lease obligations and has been calculated after giving effect to our interest rate swap agreements, using the interest rates as of March 31, 2020 applied to the March 31, 2020 balances, which are assumed to remain outstanding through their maturity dates.

Operating lease obligations include variable charges (primarily maintenance fees and utilities associated with our real estate leases) in effect as of March 31, 2020. A discussion and analysis regarding our operating lease obligations is contained in Note 14 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

Purchase obligations include our noncancelable commitments to purchase products or services as described in Note 18 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

Merger consideration obligations include consideration owed on our business acquisitions. For details regarding our acquisitions, see Note 5 to the interim unaudited consolidated financial statements and Note 6 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

As of March 31, 2020, our total liabilities associated with unrecognized tax benefits were approximately $88 million, which were excluded from the table above. We expect that these liabilities may decrease by less than $10 million within the next twelve months, primarily as a result of payments, settlements, expiration of statutes of limitations and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 8 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass"), we granted UMass the right to require us to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of March 31, 2020, the fair value of the redeemable noncontrolling interest on the interim unaudited consolidated balance sheet was $76 million, which was excluded from the table above. Since the redemption of the noncontrolling interest is outside of our control, we cannot make a reasonably reliable estimate of the timing of the future payment, if any, of the redeemable noncontrolling interest. For further details regarding the redeemable noncontrolling interest, see Note 10 to the interim unaudited consolidated financial statements and Note 16 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

Equity Method Investees

Our equity method investees primarily consist of our clinical trials central laboratory services joint venture and our diagnostic information services joint ventures, which are accounted for under the equity method of accounting. Our investment in equity method investees is less than 5% of our consolidated total assets. Our proportionate share of income before income taxes associated with our equity method investees is approximately 10% of our consolidated income before income taxes and equity in earnings of equity method investees. We partially guarantee a lease obligation of one of our equity method investees, payment under such guarantee is not likely at this time and we have no other material unconditional obligations or guarantees to, or in support of, our equity method investees and their operations.

In conjunction with the preparation of our March 31, 2020 financial statements, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed. However, should the impact of the COVID-19 pandemic be worse than currently expected, it is possible that we could incur impairment charges in the future.

For further details regarding related party transactions with our equity method investees, see Note 14 to the interim unaudited consolidated financial statements and Note 20 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

Requirements and Capital Resources

During 2020, we will make capital expenditures to support and grow our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including our new multi-year laboratory construction in New Jersey, and additional investments in our advanced and consumer growth strategies. The extent of such investments is subject to future consideration in light of the impact of the COVID-19 pandemic.

As of March 31, 2020, we had cash and cash equivalents on hand of $342 million and had $1.3 billion of borrowing capacity available under our existing credit facilities, including $529 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no outstanding borrowings under these credit facilities as of March 31, 2020. In April 2020, we borrowed $100 million under the secured receivables credit facility and $100 million under the senior unsecured revolving credit facility (see Note 17 to the interim unaudited consolidated financial statements). The secured receivables credit facility includes a $250 million loan commitment which matures in October 2020, and a $250 million loan commitment and a $100 million letter of credit facility which mature in October 2021. The senior unsecured revolving credit facility matures in March 2023. For further details regarding the credit facilities, see Note 13 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K and Note 8 to the interim unaudited consolidated financial statements.

Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of March 31, 2020, the senior unsecured revolving credit facility agreement required us to maintain a leverage ratio (as of the last day of each fiscal quarter) of no more than 3.5 times EBITDA, as defined in the agreement. As of March 31, 2020, we were in compliance with all such applicable financial covenants.

Historically, we have funded seasonal and other working capital requirements, capital expenditures, debt service requirements and other obligations, cash dividends on common shares, share repurchases and additional growth opportunities, including acquisitions, through existing cash and cash equivalents and cash flows from operations, together with our borrowing capacity under our credit facilities. We believe that the COVID-19 pandemic has had and will likely continue to have an adverse impact our consolidated results of operations, financial position, and cash flows, including material declines in testing volumes, the extent of which will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. healthcare system and the U.S. economy; and the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic, including the continuation of social distancing protocols, shelter-in-place protocols, work-from-home mandates and business shutdowns. It is also possible that we will experience an adverse impact on cash collections of our accounts receivable as a result of the impact of the COVID-19 pandemic.

We are taking certain actions to preserve liquidity, including temporarily suspending share repurchases under our existing share repurchase authorization, and implementing a series of temporary actions to manage our workforce costs including: salary reductions; suspension of certain benefits; reduced hours for employees whose work has significantly declined; and approved furloughs for employees with diminished work requirements who expressed an interest. In addition to the $65 million received in April 2020 under the CARES act, we terminated our existing fixed-to-variable interest rate swap agreements, receiving proceeds of $40 million (see Note 17 to the interim unaudited consolidated financial statements).

In addition, we are taking certain steps to ensure adequate access to liquidity. On April 30, 2020, we entered into an amendment to our senior unsecured revolving credit facility in order to provide for increased flexibility under the leverage ratio covenant. Pursuant to the amendment, the leverage ratio covenant was increased from the second quarter of 2020 through the second quarter of 2021 as follows:

As of:	Applicable Covenant:
June 30, 2020	no more than 5 times EBITDA
September 30, 2020	no more than 5.5 times EBITDA
December 31, 2020	no more than 6.5 times EBITDA
March 31, 2021	no more than 6.25 times EBITDA
June 30, 2021	no more than 4.5 times EBITDA

After the second quarter of 2021, the leverage ratio covenant reverts to no more than 3.5 times EBITDA. During the period that the increased covenant applies, which period may be terminated early by us provided that we are in compliance with the historical 3.5 times EBITDA leverage ratio, the amended credit agreement contains certain additional limitations and restrictions including, but not limited to, regarding repurchases of our common stock, the amount of funds that can be used on business acquisitions, the incurrence of secured indebtedness, and, under certain circumstances, the payment of dividends. Interest on the amended senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings and current EBITDA leverage ratio.

We believe that our credit profile should provide us with access to additional financing, if such financing becomes necessary, in order to fund normal business operations, make interest payments, fund growth opportunities and satisfy upcoming debt maturities.

Forward-Looking Statements

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, impacts of the COVID-19 pandemic and measures we have taken in response, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, the complexity of billing, reimbursement and revenue recognition for clinical laboratory testing, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners and other factors discussed in our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including those discussed in the “Business,” “Risk Factors,” “Cautionary Factors that May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports.

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

During the first quarter of 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 12 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 1A. Risk Factors

The COVID-19 pandemic has significantly and adversely affected our consolidated results of operations, financial position and cash flows, and may continue to do so depending on the severity and duration of the COVID-19 pandemic, the pandemic’s impact on the U.S. healthcare system and the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic.

A pandemic caused by a novel strain of coronavirus (“COVID-19”) continues to spread and severely impact the economy of the United States and other countries around the world. Federal, state and local governmental authorities in the United States have implemented numerous policies and initiatives to try and reduce the transmission of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns. These policies and initiatives have resulted in, among other things, a significant reduction in physician office visits, the cancelation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home policies, all of which have had, and we believe will continue to have, an impact on the Company’s consolidated results of operations, financial position and cash flows.

In March 2020, the Company experienced, and anticipates it will continue to experience, a material decline in testing volumes due to the COVID-19 pandemic. For example, in April, volume declines were in the range of 50% to 60% compared to the prior year period. It is possible that the Company will experience an adverse impact on cash collections as a result of the impact of the COVID-19 pandemic. It also is possible that, as a result of the COVID-19 pandemic, we may experience supply chain disruptions, including shortages, delays and price increases in testing equipment and supplies.

The Company believes the COVID-19 pandemic’s adverse impact on its consolidated results of operations, financial position and cash flows will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. healthcare system and the U.S. economy; and the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic. These primary drivers are beyond the Company’s knowledge and control, and as a result, at this time the Company cannot reasonably estimate the adverse impact the COVID-19 pandemic will have on its businesses, consolidated results of operations, financial position and cash flows, but the adverse impact is likely to be material. Even after the COVID-19 pandemic has moderated and the business and social distancing restrictions have eased, we may continue to experience similar adverse effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment that may persist. The impact that the COVID-19 pandemic will have on our businesses, consolidated results of operations, financial position and cash flows could exacerbate the risks identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

Our outstanding debt may impair our financial and operating flexibility and a failure to satisfy the covenants under any of the agreements governing our outstanding debt could limit the availability of borrowings or result in an event of default under such agreements.

As of March 31, 2020, we had approximately $4 billion of debt outstanding. . Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. Our ability to comply with the restrictive covenants in the debt agreements and other instruments governing our indebtedness, including the leverage ratio covenant will depend upon our future performance and various other factors, including but not limited to the impact on our business, consolidated results of operations, financial condition and cash flows associated with the COVID-19 pandemic, any prolonged recessionary economic environment that may develop and competitive and regulatory factors, many of which are beyond our control. We may not be able to maintain compliance with all of these covenants. In that event, we may not be able to access the borrowing availability under our credit facilities and we may need to seek an amendment to our debt agreements or would need to refinance our indebtedness, as we did in April 2020, see “Item 2-Management’s Discussion and Analysis Results of Financial Condition and Results of Operations-Liquidity and Capital Resources-Requirements and Capital Resources.” There can be no assurance that we can obtain future amendments or waivers of our debt agreements and instruments, or refinance our debt, and, even if we were able to obtain an amendment in the future, such relief may only last for a limited period. Any noncompliance by us with the covenants under our debt agreements and instruments could result in an event of default under those debt agreements and instruments, which may allow the lenders to accelerate payment of the related debt and may result in the acceleration of other debt to which a cross-acceleration or cross-default provision applies. In the event our creditors accelerate the repayment of our indebtedness, we cannot assure you that we would have sufficient assets to make such repayment.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2020.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2020 – January 31, 2020
Share Repurchase Program (A)	—	$—	—	$1,242,138
Employee Transactions (B)	1,671	$106.51	N/A	N/A
February 1, 2020 – February 29, 2020
Share Repurchase Program (A)	426,818	$111.63	426,818	$1,194,491
Employee Transactions (B)	68,575	$112.82	N/A	N/A
March 1, 2020 – March 31, 2020
Share Repurchase Program (A)	262,648	$104.14	262,648	$1,167,138
Employee Transactions (B)	51,663	$106.58	N/A	N/A
Total
Share Repurchase Program (A)	689,466	$108.78	689,466	$1,167,138
Employee Transactions (B)	121,909	$110.09	N/A	N/A

(A)
Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $9 billion of share repurchases of our common stock through March 31, 2020. The share repurchase authorization has no set expiration or termination date.

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

Item 6.	Exhibits

Exhibits:

10.1	Amendment No. 4 to The Profit Sharing Plan of Quest Diagnostics Incorporated, effective as of March 1, 2020

10.2	Amendment No. 5 to The Profit Sharing Plan of Quest Diagnostics Incorporated, effective as of January 1, 2020

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20200331.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20200331_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20200331_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20200331_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20200331_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 4, 2020
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
Chairman, Chief Executive Officer
and President

By	/s/ Mark J. Guinan
Mark J. Guinan
Executive Vice President and
Chief Financial Officer