Form 10-Q
period 2020-06-30
QUEST DIAGNOSTICS INC
filed 2020-07-24
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 15, 2020, there were outstanding 134,302,631 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$1,827	$1,953	$3,649	$3,844

Operating costs and expenses and other operating income:
Cost of services	1,221	1,265	2,491	2,509
Selling, general and administrative	360	362	707	746
Amortization of intangible assets	25	25	50	49
Other operating income, net	(62)	(6)	(57)	(15)
Total operating costs and expenses, net	1,544	1,646	3,191	3,289

Operating income	283	307	458	555

Other income (expense):
Interest expense, net	(41)	(45)	(82)	(89)
Other income (expense), net	13	3	(3)	12
Total non-operating expenses, net	(28)	(42)	(85)	(77)

Income from continuing operations before income taxes and equity in earnings of equity method investees	255	265	373	478
Income tax expense	(66)	(63)	(92)	(113)
Equity in earnings of equity method investees, net of taxes	4	17	18	30
Income from continuing operations	193	219	299	395
Income from discontinued operations, net of taxes	—	20	—	20
Net income	193	239	299	415
Less: Net income attributable to noncontrolling interests	8	13	15	25
Net income attributable to Quest Diagnostics	$185	$226	$284	$390

Amounts attributable to Quest Diagnostics’ common stockholders:
Income from continuing operations	$185	$206	$284	$370
Income from discontinued operations, net of taxes	—	20	—	20
Net income	$185	$226	$284	$390

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$1.38	$1.52	$2.12	$2.74
Income from discontinued operations	—	0.15	—	0.15
Net income	$1.38	$1.67	$2.12	$2.89

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$1.36	$1.51	$2.09	$2.71
Income from discontinued operations	—	0.15	—	0.15
Net income	$1.36	$1.66	$2.09	$2.86

Weighted average common shares outstanding:
Basic	134	135	134	134

Diluted	136	136	135	136

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$193	$239	$299	$415

Other comprehensive income (loss):
Foreign currency translation adjustment	3	(4)	(16)	—
Net deferred gain on cash flow hedges, net of taxes	—	1	—	1
Other comprehensive income (loss)	3	(3)	(16)	1

Comprehensive income	196	236	283	416
Less: Comprehensive income attributable to noncontrolling interests	8	13	15	25
Comprehensive income attributable to Quest Diagnostics	$188	$223	$268	$391

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2020 AND DECEMBER 31, 2019
(unaudited)
(in millions, except per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$988	$1,192
Accounts receivable, net of allowance for credit losses of $24 and $15 as of June 30, 2020 and December 31, 2019, respectively	1,126	1,063
Inventories	154	123
Prepaid expenses and other current assets	112	112
Total current assets	2,380	2,490
Property, plant and equipment, net	1,505	1,453
Operating lease right-of-use assets	522	518
Goodwill	6,789	6,619
Intangible assets, net	1,141	1,121
Investments in equity method investees	495	482
Other assets	158	160
Total assets	$12,990	$12,843

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,142	$1,041
Current portion of long-term debt	555	804
Current portion of long-term operating lease liabilities	146	145
Total current liabilities	1,843	1,990
Long-term debt	4,020	3,966
Long-term operating lease liabilities	416	413
Other liabilities	753	711
Commitments and contingencies
Redeemable noncontrolling interest	77	76
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both June 30, 2020 and December 31, 2019; 217 shares issued as of both June 30, 2020 and December 31, 2019	2	2
Additional paid-in capital	2,764	2,722
Retained earnings	8,307	8,174
Accumulated other comprehensive loss	(55)	(39)
Treasury stock, at cost; 83 and 84 shares as of June 30, 2020 and December 31, 2019, respectively	(5,187)	(5,218)
Total Quest Diagnostics stockholders’ equity	5,831	5,641
Noncontrolling interests	50	46
Total stockholders’ equity	5,881	5,687
Total liabilities and stockholders’ equity	$12,990	$12,843

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(unaudited)
(in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$299	$415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174	165
Provision for credit losses	13	5
Deferred income tax provision	23	13
Stock-based compensation expense	31	32
Other, net	3	(33)
Changes in operating assets and liabilities:
Accounts receivable	(75)	(81)
Accounts payable and accrued expenses	42	27
Income taxes payable	51	15
Termination of interest rate swap agreements	40	—
Other assets and liabilities, net	1	38
Net cash provided by operating activities	602	596

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(228)	(56)
Capital expenditures	(165)	(132)
Increase in investments and other assets	(18)	(14)
Net cash used in investing activities	(411)	(202)

Cash flows from financing activities:
Proceeds from borrowings	749	1,484
Repayments of debt	(1,001)	(1,448)
Purchases of treasury stock	(75)	(103)
Exercise of stock options	117	66
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(13)	(16)
Dividends paid	(146)	(143)
Distributions to noncontrolling interest partners	(10)	(27)
Other financing activities, net	(16)	(69)
Net cash used in financing activities	(395)	(256)

Net change in cash and cash equivalents and restricted cash	(204)	138
Cash and cash equivalents and restricted cash, beginning of period	1,192	135
Cash and cash equivalents and restricted cash, end of period	$988	$273

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(unaudited)
(in millions)

For the Three Months Ended June 30, 2020		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, March 31, 2020	134	$2	$2,738	$8,197	$(58)	$(5,222)	$46	$5,703	$76
Net income				185			7	192	1
Other comprehensive income, net of taxes					3			3
Dividends declared				(75)				(75)
Distributions to noncontrolling interest partners							(3)	(3)
Issuance of common stock under benefit plans			3			4		7
Stock-based compensation expense			17					17
Exercise of stock options			6			31		37
Balance, June 30, 2020	134	$2	$2,764	$8,307	$(55)	$(5,187)	$50	$5,881	$77

For the Six Months Ended June 30, 2020		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2019	133	$2	$2,722	$8,174	$(39)	$(5,218)	$46	$5,687	$76
Net income				284			13	297	2
Other comprehensive loss, net of taxes					(16)			(16)
Dividends declared				(151)				(151)
Distributions to noncontrolling interest partners							(9)	(9)	(1)
Issuance of common stock under benefit plans			6			7		13
Stock-based compensation expense			31					31
Exercise of stock options	2		18			99		117
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(13)					(13)
Purchases of treasury stock	(1)					(75)		(75)
Balance, June 30, 2020	134	$2	$2,764	$8,307	$(55)	$(5,187)	$50	$5,881	$77

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(unaudited)
(in millions)

For the Three Months Ended June 30, 2019		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, March 31, 2019	134	$2	$2,671	$7,694	$(55)	$(5,022)	$51	$5,341	$77
Net income				226			12	238	1
Other comprehensive loss, net of taxes					(3)			(3)
Dividends declared				(71)				(71)
Distributions to noncontrolling interest partners							(13)	(13)	(2)
Issuance of common stock under benefit plans			2			5		7
Stock-based compensation expense			15					15
Exercise of stock options	1		(1)			47		46
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(1)					(1)
Purchases of treasury stock						(50)		(50)
Balance, June 30, 2019	135	$2	$2,686	$7,849	$(58)	$(5,020)	$50	$5,509	$76

For the Six Months Ended June 30, 2019		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2018	135	$2	$2,667	$7,602	$(59)	$(4,996)	$51	$5,267	$77
Net income				390			22	412	3
Other comprehensive income, net of taxes					1			1
Dividends declared				(143)				(143)
Distributions to noncontrolling interest partners							(23)	(23)	(4)
Issuance of common stock under benefit plans			4			9		13
Stock-based compensation expense			31			1		32
Exercise of stock options	1					66		66
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(16)					(16)
Purchases of treasury stock	(1)					(100)		(100)
Balance, June 30, 2019	135	$2	$2,686	$7,849	$(58)	$(5,020)	$50	$5,509	$76

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, unless otherwise indicated)

1. DESCRIPTION OF BUSINESS

        Background

        Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") empower people to take action to improve health outcomes.  The Company uses its extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management.  The Company's diagnostic information services business ("DIS") provides information and insights based on the industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The Company provides services to a broad range of customers including patients, clinicians, hospitals, independent delivery networks ("IDNs"), health plans, employers and accountable care organizations ("ACOs"). The Company offers the broadest access in the United States to diagnostic information services through its nationwide network of laboratories, patient service centers and phlebotomists in physician offices and the Company's connectivity resources, including call centers and mobile paramedics, nurses and other health and wellness professionals. The Company is the world's leading provider of diagnostic information services. The Company provides interpretive consultation with one of the largest medical and scientific staffs in the industry and hundreds of M.D.s and Ph.D.s, many of whom are recognized leaders in their fields. The Company's Diagnostic Solutions businesses ("DS") are the leading provider of risk assessment services for the life insurance industry and offer healthcare organizations and clinicians robust information technology solutions.

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

        A novel strain of coronavirus (“COVID-19”) continues to spread and severely impact the economy of the United States and other countries around the world. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home policies, all of which have had, and the Company believes will continue to have, an impact on the Company’s consolidated results of operations, financial position, and cash flows. As a result, operating results for three and six months ended June 30, 2020 may not be indicative of the results that may be expected for the full year.

        Use of Estimates

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

        On January 1, 2020, the Company adopted a new accounting standard issued by the FASB that changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses requires entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The adoption of this new standard, which was done using a modified retrospective transition approach, did not have a material impact on the Company's consolidated results of operations, financial position or cash flows. See Note 15 for further details on the Company's allowance for credit losses policy.

        New Accounting Standards to be Adopted

        In March 2020, the FASB issued a new accounting standard which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform due to the risk of cessation of the London Interbank Offered Rate ("LIBOR"). The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The pronouncement is effective immediately and can be applied through December 31, 2022. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

3. EARNINGS PER SHARE

        The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amounts attributable to Quest Diagnostics’ common stockholders:
Income from continuing operations	$185	$206	$284	$370
Income from discontinued operations, net of taxes	—	20	—	20
Net income attributable to Quest Diagnostics’ common stockholders	$185	$226	$284	$390

Income from continuing operations	$185	$206	$284	$370
Less: Earnings allocated to participating securities	1	—	1	1
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$184	$206	$283	$369

Weighted average common shares outstanding – basic	134	135	134	134
Effect of dilutive securities:
Stock options and performance share units	2	1	1	2
Weighted average common shares outstanding – diluted	136	136	135	136

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$1.38	$1.52	$2.12	$2.74
Income from discontinued operations	—	0.15	—	0.15
Net income	$1.38	$1.67	$2.12	$2.89

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$1.36	$1.51	$2.09	$2.71
Income from discontinued operations	—	0.15	—	0.15
Net income	$1.36	$1.66	$2.09	$2.86

        The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	1	5	2	5

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

        Restructuring Charges

        The following table provides a summary of the Company's pre-tax restructuring charges for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee separation costs	$5	$—	$7	$(3)

        The restructuring charges incurred for the three and six months ended June 30, 2020 were primarily associated with various workforce reduction initiatives as the Company continued to simplify and restructure its organization. Of the total restructuring charges incurred during the three months ended June 30, 2020, $2 million and $3 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the six months ended June 30, 2020, $3 million and $4 million were recorded in cost of services and selling, general and administrative expenses, respectively.

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

        The restructuring liability as of June 30, 2020 and December 31, 2019, which is included in accounts payable and accrued expenses, was $6 million and $9 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

5.  BUSINESS ACQUISITIONS

        On January 21, 2020, the Company completed its acquisition of Blueprint Genetics Oy ("Blueprint Genetics"), in an all cash transaction for $108 million, net of $3 million cash acquired. Blueprint Genetics is a leading specialty genetic testing company with deep expertise in gene variant interpretation based on next generation sequencing and proprietary bioinformatics. Through the acquisition, the Company acquired all of Blueprint Genetics' operations. Based on the preliminary purchase price allocation, which may be revised as additional information becomes available during the measurement period, the assets acquired and liabilities assumed primarily consist of $77 million of goodwill (none of which is tax-deductible), $43 million of intangible assets, an $11 million deferred tax liability, and $2 million of property, plant and equipment and working capital. The intangible assets primarily consist of technology and customer-related assets which are being amortized over a useful life of 10 years and 15 years, respectively.

        On April 6, 2020, the Company completed its acquisition of select assets which constitute substantially all of the operations of Memorial Hermann Diagnostic Laboratories, the outreach laboratory division of Memorial Hermann Health System ("Memorial Hermann"), in an all cash transaction for $120 million. Memorial Hermann is a not-for-profit health system in Southeast Texas. Based on the preliminary purchase price allocation, which may be revised as additional information becomes available during the measurement period, the assets acquired primarily consist of $27 million of customer-related intangible assets and $93 million of tax-deductible goodwill. The intangible assets are being amortized over a useful life of 15 years.

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

        On June 22, 2020, the Company entered into definitive agreements with its joint venture partners to acquire their 56% interest in Mid America Clinical Laboratories, LLC ("MACL"), which the Company currently accounts for as an equity method investment. Closing of the transaction, which is expected to occur during the third quarter of 2020, remains subject to customary closing conditions. MACL is the largest independent clinical laboratory provider in Indiana. Upon close of the transaction, MACL will become a wholly owned subsidiary of the Company and the Company expects to remeasure its previously held equity interest in MACL to its acquisition date fair value and recognize a gain in its consolidated statements of operations.

        For details regarding the Company's 2019 acquisitions, see Note 6 to the audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

6.  FAIR VALUE MEASUREMENTS

        Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2020	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$58	$58	$—	$—
Cash surrender value of life insurance policies	42	—	42	—
Available-for-sale debt securities	12	—	—	12
Total	$112	$58	$42	$12

Liabilities:
Deferred compensation liabilities	$108	$—	$108	$—
Contingent consideration	6	—	—	6
Total	$114	$—	$108	$6

Redeemable noncontrolling interest	$77	$—	$—	$77

		Basis of Fair Value Measurements
December 31, 2019	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$59	$59	$—	$—
Cash surrender value of life insurance policies	43	—	43	—
Available-for-sale debt securities	12	—	—	12
Total	$114	$59	$43	$12

Liabilities:
Deferred compensation liabilities	$110	$—	$110	$—
Fixed-to-variable interest rate swaps	28	—	28	—
Contingent consideration	7	—	—	7
Total	$145	$—	$138	$7

Redeemable noncontrolling interest	$76	$—	$—	$76

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

        The fair value measurements of the Company's fixed-to-variable interest rate swaps, which were terminated during April 2020 (see Note 9), were classified within Level 2 of the fair value hierarchy and were based on model-derived valuations as of a given date in which all significant inputs are observable in active markets, including certain financial information and certain assumptions regarding past, present and future market conditions.

        In connection with previous business acquisitions, the Company has contingent consideration obligations that are to be paid based on the achievement of certain testing volume or revenue benchmarks. As of June 30, 2020, the fair value of these contingent consideration liabilities totaled $6 million. These contingent consideration liabilities are measured at fair value using an option-pricing method and are classified within Level 3 of the fair value hierarchy as the fair value is determined based on significant inputs that are not observable. Significant inputs include management’s estimate of volume or revenue and other market inputs including comparable company revenue volatility and a discount rate. A summary of the significant inputs is as follows:

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

        The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3 of the fair value hierarchy):

Contingent Consideration

Balance, December 31, 2019	$7
Total (gains)/losses included in earnings - realized/unrealized	(1)
Balance, June 30, 2020	$6

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

        The $1 million net gain included in earnings associated with the change in the fair value of contingent consideration for the six months ended June 30, 2020 is reported in other operating income, net.

        In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of June 30, 2020, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

        The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of both June 30, 2020 and December 31, 2019, the fair value of the Company’s debt was estimated at $5.1 billion. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

7. GOODWILL AND INTANGIBLE ASSETS

        The changes in goodwill for the six months ended June 30, 2020 and for the year ended December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Balance, beginning of period	$6,619	$6,563
Goodwill acquired during the period	170	43
Adjustments to goodwill	—	13
Balance, end of period	$6,789	$6,619

        Principally all of the Company’s goodwill as of June 30, 2020 and December 31, 2019 was associated with its DIS business.

        For the six months ended June 30, 2020, goodwill acquired during the period was primarily associated with the acquisitions of Blueprint Genetics and Memorial Hermann (see Note 5). For the year ended December 31, 2019, goodwill acquired was principally associated with the acquisitions of certain assets of the clinical laboratory services business of Boyce & Bynum Pathology Laboratories, P.C. and adjustments to goodwill primarily related to the finalization of the purchase price allocation for the acquisition of the U.S. laboratory services business of Oxford Immunotec, Inc. (see Note 6 to the audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K).

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

        Intangible assets at June 30, 2020 and December 31, 2019 consisted of the following:

	Weighted Average Amortization Period (in years)	June 30, 2020			December 31, 2019
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	17	$1,403	$(596)	$807	$1,367	$(556)	$811
Non-compete agreements	9	3	(2)	1	3	(2)	1
Technology	15	138	(60)	78	104	(56)	48
Other	9	110	(91)	19	110	(85)	25
Total	17	1,654	(749)	905	1,584	(699)	885

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$1,890	$(749)	$1,141	$1,820	$(699)	$1,121

        The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2020 is as follows:

Year Ending December 31,
Remainder of 2020	$51
2021	96
2022	93
2023	91
2024	88
2025	86
Thereafter	400
Total	$905

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

8. DEBT

        Long-term debt (including finance lease obligations) as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019

4.75% Senior Notes due January 2020	$—	$500
2.50% Senior Notes due March 2020	—	300
4.70% Senior Notes due April 2021	552	554
4.25% Senior Notes due April 2024	318	308
3.50% Senior Notes due March 2025	624	593
3.45% Senior Notes due June 2026	513	490
4.20% Senior Notes due June 2029	499	499
2.95% Senior Notes due June 2030	798	798
2.80% Senior Notes due June 2031	549	—
6.95% Senior Notes due July 2037	175	175
5.75% Senior Notes due January 2040	245	245
4.70% Senior Notes due March 2045	300	300
Other	32	34
Debt issuance costs	(30)	(26)
Total long-term debt	4,575	4,770
Less: Current portion of long-term debt	555	804
Total long-term debt, net of current portion	$4,020	$3,966

        Retirement of Debt

        During January 2020, the Company redeemed in full the outstanding indebtedness under the Company's senior notes due January 2020 and senior notes due March 2020 using proceeds from the issuance, in December 2019, of the 2.95% senior notes due June 2030, along with cash on hand. For the six months ended June 30, 2020, the Company recorded a loss on retirement of debt, principally comprised of premiums paid, of $1 million in other income (expense), net.

        May 2020 Senior Notes Offering

        During May 2020, the Company completed a senior notes offering, consisting of $550 million aggregate principal amount of 2.80% senior notes due June 2031 (the "2031 Senior Notes"), which were issued at an original issue discount of $1 million. The 2031 Senior Notes are unsecured obligations of the Company that rank equally with the Company's other senior unsecured obligations. The 2031 Senior Notes do not have a sinking fund requirement. The Company incurred $5 million of debt issuance costs associated with the 2031 Senior Notes, which are included as a reduction to the carrying amount of long-term debt and which are being amortized over the term of the related debt.

        The Company expects to use the net proceeds from the offering for general corporate purposes, which may include the redemption or repayment of indebtedness including the Company's $550 million aggregate principal amount of 4.70% senior notes due April 2021.

        Credit Facilities

        As of June 30, 2020, the Company had cash and cash equivalents on hand of $988 million and had $1.3 billion of borrowing capacity available under its existing credit facilities, including $529 million available under its secured receivables credit facility and $750 million available under its senior unsecured revolving credit facility. There were no outstanding borrowings under the Company's existing credit facilities as of June 30, 2020. The secured receivables credit facility includes a $250 million loan commitment, which matures in October 2020, and a $250 million loan commitment and a $100 million letter

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

of credit facility, which mature in October 2021. The senior unsecured revolving credit facility matures in March 2023. For further details regarding the credit facilities, see Note 13 to the audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K.

        The secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. The Company's senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. On April 30, 2020, the Company entered into an amendment to the senior unsecured revolving credit facility in order to provide for increased flexibility. Pursuant to the amendment, the leverage ratio covenant (as defined in the senior unsecured revolving credit facility) was increased from the second quarter of 2020 as follows:

As of:	Applicable Covenant:
June 30, 2020	no more than 5 times EBITDA
September 30, 2020	no more than 5.5 times EBITDA
December 31, 2020	no more than 6.5 times EBITDA
March 31, 2021	no more than 6.25 times EBITDA
June 30, 2021	no more than 4.5 times EBITDA

        Thereafter, the leverage ratio covenant reverts to no more than 3.5 times EBITDA. During the period that the increased covenant applies, which period may be terminated early by the Company provided that it is in compliance with the historical 3.5 times EBITDA leverage ratio, the amended credit agreement contains certain additional limitations and restrictions including, but not limited to, repurchases of the Company's common stock, the amount of funds that can be used on business acquisitions, the incurrence of secured indebtedness and the payment of dividends. As of June 30, 2020, the Company was in compliance with all such applicable financial covenants. Interest on the amended senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in the Company's credit ratings and its leverage ratio.

        During the six months ended June 30, 2020, the Company borrowed $100 million under its secured receivables credit facility and $100 million under its senior unsecured revolving credit facility, which were repaid prior to June 30, 2020.

        Maturities of Long-Term Debt

        As of June 30, 2020, long-term debt matures as follows:

Year Ending December 31,
Remainder of 2020	$2
2021	553
2022	3
2023	1
2024	302
Thereafter	3,696

Total maturities of long-term debt	4,557
Unamortized discount	(11)
Debt issuance costs	(30)
Fair value basis adjustments attributable to hedged debt	59

Total long-term debt	4,575
Current portion of long-term debt	555

Total long-term debt, net of current portion	$4,020

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

        Interest Rate Risk

        The Company is exposed to interest rate risk on its cash and cash equivalents and its debt obligations. Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows and the impact of interest rate risk is not material. The Company's debt obligations consist of fixed-rate and variable-rate debt instruments. The Company's primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range. In order to achieve this objective, the Company enters into interest rate swaps.

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

        During March 2020, the Company entered into a forward-starting interest rate swap agreement with a financial institution for a total notional amount of $25 million. Additionally, during May 2020, the Company entered into interest rate lock agreements with several financial institutions for a total notional amount of $275 million. The forward-starting interest rate swap agreement and the interest rate lock agreements were entered into in order to hedge a portion of the Company's interest rate exposure associated with variability in future cash flows attributable to changes in interest rates over a ten-year period related to an anticipated issuance of debt and were accounted for as cash flow hedges. In connection with the issuance of the 2031 Senior Notes (see Note 8), these agreements were settled and the Company received net proceeds of $1 million. The net gain is deferred in stockholders' equity, net of taxes, as a component of accumulated other comprehensive loss, and is being amortized as an adjustment to interest expense, net over a ten-year period.

        The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges was $4 million as of both June 30, 2020 and December 31, 2019. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $1 million.

        Interest Rate Derivatives – Fair Value Hedges

        As of December 31, 2019, the Company had various fixed-to-variable interest rate swap agreements outstanding with an aggregate notional amount of $1.2 billion, which were entered into in order to convert a portion of the Company's long-term debt into variable interest rate debt. In April 2020, the Company terminated these existing fixed-to-variable interest rate swap agreements and received proceeds of $40 million. Such amount is reflected as a basis adjustment to the hedged debt instruments and is being amortized as a reduction of interest expense, net over their remaining terms.

        As of June 30, 2020 and December 31, 2019, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	June 30, 2020	June 30, 2020	December 31, 2019	December 31, 2019
Long-term debt	$—	$59	$1,186	$(3)

(a) As of June 30, 2020, the entire balance is associated with remaining unamortized hedging adjustments on discontinued relationships. As of December 31, 2019, the balance includes $25 million of remaining unamortized hedging adjustments on discontinued relationships.

        The following table presents the effect of fair value hedge accounting on the Company's consolidated statements of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	Other income (expense), net	Other income (expense), net	Other income (expense), net	Other income (expense), net
Total for line item in which the effects of fair value hedges are recorded	$13	$3	$(3)	$12

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$1	$(40)	$(68)	$(56)
Derivatives designated as hedging instruments	$(1)	$40	$68	$56

        A detailed description regarding the Company's use of derivative financial instruments is contained in Note 15 to the audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K.

10. STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

        Stockholders' Equity

        Changes in Accumulated Other Comprehensive Loss by Component

        Comprehensive income (loss) includes foreign currency translation adjustments and a net deferred gain on cash flow hedges, which represents deferred gains/losses, net of tax, on interest rate-related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 9).

        The tax effects related to the deferred gains/losses on cash flow hedges were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

        Dividend Program

        During the first and second quarter of 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.56 per common share. During each of the four quarters of 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.53 per common share.

        Share Repurchase Program

        As of June 30, 2020, $1.2 billion remained available under the Company’s share repurchase authorizations; however, in April 2020, the Company temporarily suspended additional share repurchases under the existing authorization through the end of 2020. The share repurchase authorization has no set expiration or termination date.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

        Share Repurchases

        For the six months ended June 30, 2020, the Company repurchased 0.7 million shares of its common stock for $75 million.

        For the six months ended June 30, 2019, the Company repurchased 1.1 million shares of its common stock for $100 million.

        Shares Reissued from Treasury Stock

        For the six months ended June 30, 2020 and 2019, the Company reissued 1.7 million shares and 1.2 million shares, respectively, from treasury stock for shares issued under the Employee Stock Purchase Plan and stock option plans. For details regarding the Company's stock ownership and compensation plans, see Note 17 to the audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K.

        Redeemable Noncontrolling Interest

        In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. The Company records changes in the fair value of the noncontrolling interest immediately as they occur. As of June 30, 2020 and December 31, 2019, the redeemable noncontrolling interest was presented at its fair value. For further information regarding the fair value of the redeemable noncontrolling interest, see Note 6.

11. SUPPLEMENTAL CASH FLOW AND OTHER DATA

        Supplemental cash flow and other data for the three and six months ended June 30, 2020 and 2019 was as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation expense	$64	$56	$124	$116
Amortization expense	25	25	50	49
Depreciation and amortization expense	$89	$81	$174	$165

Interest expense	$(42)	$(46)	$(84)	$(91)
Interest income	1	1	2	2
Interest expense, net	$(41)	$(45)	$(82)	$(89)

Interest paid	$55	$63	$103	$91
Income taxes paid	$2	$80	$20	$83

Accounts payable associated with capital expenditures	$48	$15	$48	$15
Dividends payable	$75	$72	$75	$72

Businesses acquired:
Fair value of assets acquired	$120	$—	$251	$61
Fair value of liabilities assumed	—	—	(20)	—
Fair value of net assets acquired	120	—	231	61
Merger consideration payable	—	—	—	(5)
Cash paid for business acquisitions	120	—	231	56
Less: Cash acquired	—	—	3	—
Business acquisitions, net of cash acquired	$120	$—	$228	$56

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$47	$53	$79	$78

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

        In April 2020, the Company received approximately $65 million from the initial tranche of funds from the government that were distributed to healthcare providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic under the CARES Act. Upon receiving and having satisfied the terms and conditions associated with the distributed funds, which the Company accounts for under a gain contingency model, the Company recognized $65 million of income in other operating income, net for the three and six months ended June 30, 2020. For the six months ended June 30, 2020, net cash provided by operating activities includes the $65 million that the Company received from the initial tranche of funds that were distributed to healthcare providers under the CARES Act.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

        In addition, pursuant to certain rules and regulations promulgated by the U.S. Department of Health and Human Services ("HHS"), the Company applied for additional funds to be distributed by the government under the original $100 billion appropriation to healthcare providers under the CARES Act. As of June 30, 2020, the Company had not yet received approval of its application from HHS for the additional funds requested. As such, the Company's consolidated financial statements as of and for the period ended June 30, 2020 exclude any additional funds that may be distributed by the government for related expenses or lost revenues that are attributable to the COVID-19 pandemic under the CARES Act.

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

        In support of its risk management program, to ensure the Company’s performance or payment to third parties, $71 million in letters of credit under the secured receivables credit facility were outstanding as of June 30, 2020. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

        Certain Legal Matters

        The Company may incur losses associated with these proceedings and investigations, but it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements, fines, penalties, or other resolution of these proceedings and investigations based on the stage of these proceedings and investigations, the absence of specific allegations as to alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and/or the lack of resolution of significant factual and legal issues. The Company has insurance coverage rights in place (limited in amount; subject to deductible) for certain potential costs and liabilities related to these proceedings and investigations.

401(k) Plan Lawsuit

        In June 2020, a putative class action lawsuit, House Johnson v. Quest Diagnostics Incorporated, et. al, was filed in the U.S. District Court for New Jersey against the Company and other defendants with respect to the Company’s 401(k) plan. The complaint alleges, among other things, that the fiduciaries of the 401(k) plan breached their duties by failing to disclose the expenses and risks of plan investment options, allowing unreasonable administration expenses to be charged to plan participants, and selecting and retaining high cost and poor performing investments. The Company plans to vigorously defend this matter.

AMCA Data Security Incident

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

        Following the AMCA Data Security Incident, numerous putative class action lawsuits were filed against the Company related to the incident. The U.S. Judicial Panel on Multidistrict Litigation transferred the cases still pending to, and consolidated them for pre-trial proceedings in, the U.S. District Court for New Jersey. In November 2019, the plaintiffs in the multidistrict proceeding filed a consolidated putative class action complaint against the Company and Optum360 that named additional individuals as plaintiffs and that asserted a variety of common law and statutory claims in connection with the AMCA Data Security Incident. In January 2020, the Company moved to dismiss the consolidated complaint.

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

        These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of June 30, 2020, the Company does not believe that material losses related to legal matters are probable.

        Reserves for legal matters totaled $2 million and $1 million as of June 30, 2020 and December 31, 2019, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

        Reserves for General and Professional Liability Claims

        As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $136 million and $132 million as of June 30, 2020 and December 31, 2019, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures.

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

        As of June 30, 2020, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

        The following table is a summary of segment information for the three and six months ended June 30, 2020 and 2019. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangible assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2019 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues:
DIS business	$1,764	$1,872	$3,508	$3,684
All other operating segments	63	81	141	160
Total net revenues	$1,827	$1,953	$3,649	$3,844

Operating earnings (loss):
DIS business	$280	$338	$485	$618
All other operating segments	4	12	13	21
General corporate activities	(1)	(43)	(40)	(84)
Total operating income	283	307	458	555
Non-operating expenses, net	(28)	(42)	(85)	(77)
Income from continuing operations before income taxes and equity in earnings of equity method investees	255	265	373	478
Income tax expense	(66)	(63)	(92)	(113)
Equity in earnings of equity method investees, net of taxes	4	17	18	30
Income from continuing operations	193	219	299	395
Income from discontinued operations, net of taxes	—	20	—	20
Net income	193	239	299	415
Less: Net income attributable to noncontrolling interests	8	13	15	25
Net income attributable to Quest Diagnostics	$185	$226	$284	$390

14. RELATED PARTIES

        The Company's equity method investees primarily consist of its clinical trials central laboratory services joint venture and its diagnostic information services joint ventures, which are accounted for under the equity method of accounting. During the three months ended June 30, 2020 and 2019, the Company recognized net revenues of $6 million and $9 million, respectively, associated with diagnostic information services provided to its equity method investees. During the six months ended June 30, 2020 and 2019, the Company recognized net revenues of $15 million and $18 million, respectively, associated with diagnostic information services provided to its equity method investees. As of June 30, 2020 and December 31, 2019, there was $5 million and $4 million, respectively, of accounts receivable from equity method investees related to such services. During the three months ended June 30, 2020, net revenues recognized by the Company associated with diagnostic information services provided to a noncontrolling interest partner in a joint venture were not material. For the three months ended June 30, 2019, the Company recognized net revenues of $2 million associated with diagnostic information services provided to a noncontrolling interest partner in a joint venture. During the six months ended June 30, 2020 and 2019, the Company recognized net revenues of $1 million and $5 million, respectively, associated with diagnostic information services provided to a noncontrolling interest partner in a joint venture. As of December 31, 2019, there was $4 million of receivables from the noncontrolling interest partner included in accounts receivable and other assets related to such services.

        During both the three months ended June 30, 2020 and 2019, the Company recognized income of $4 million associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. During both the six months ended June 30, 2020 and 2019, the Company recognized income of $8 million associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. As of June 30, 2020 and December 31, 2019, there was $2 million and $1 million, respectively, of other receivables from equity method investees included in prepaid expenses and other current assets related to these service agreements and other transition related items. In addition, accounts payable and accrued expenses as of both June 30, 2020 and December 31, 2019 included $2 million due to equity method investees.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

        During the six months ended June 30, 2020 and 2019, the Company received dividends from its equity method investees of $13 million and $17 million, respectively.

15. REVENUE RECOGNITION AND ALLOWANCE FOR CREDIT LOSSES

        DIS

        Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three and six months ended June 30, 2020 and 2019 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues upon completion of the testing process, when results are reported, or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups, using the portfolio approach, in exchange for providing services. These estimates include the impact of contractual allowances, including payer denials and price concessions. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers, client payers and patients.

        DS

        The Company’s DS businesses primarily satisfy their performance obligations and recognize revenues when delivery has occurred or services have been rendered.

        The approximate percentage of net revenue by type of customer was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Healthcare insurers:
Fee-for-service	32%	32%	32%	33%
Capitated	3	3	3	3
Total healthcare insurers	35	35	35	36
Government payers	12	15	13	15
Client payers	39	32	36	32
Patients	11	14	12	13
Total DIS	97	96	96	96
DS	3	4	4	4
Net revenues	100%	100%	100%	100%

        The approximate percentage of net accounts receivable by type of customer was as follows:

	June 30, 2020	December 31, 2019

Healthcare Insurers	31%	22%
Government Payers	8	11
Client Payers	42	42
Patients (including coinsurance and deductible responsibilities)	15	20
Total DIS	96	95
DS	4	5
Net accounts receivable	100%	100%

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

16. TAXES ON INCOME

        For the three months ended June 30, 2020 and 2019, the effective income tax rate was 25.5% and 23.6%, respectively. The effective income tax rate for the three months ended June 30, 2020 and 2019 benefited from $4 million and $5 million, respectively, of excess tax benefits associated with stock-based compensation arrangements. For the six months ended June 30, 2020 and 2019, the effective income tax rate was 24.4% and 23.6%, respectively. The effective income tax rate for the six months ended June 30, 2020 and 2019 benefited from $12 million and $8 million, respectively, of excess tax benefits associated with stock-based compensation arrangements. For the three and six months ended June 30, 2020, the Company utilized the most likely estimate of its annual income before taxes to determine the annual effective income tax rate for 2020. As a result of uncertainty associated with the impact of the COVID-19 pandemic, it is possible that the Company will experience variability in the annual projections and, as a result, the annual effective income tax rate. The Company will update the annual effective income tax rate each quarter during 2020 for changes in the latest projections for the Company.

17. DISCONTINUED OPERATIONS

        During the third quarter of 2006, the Company completed the wind down of Nichols Institute Diagnostics ("NID"), a test kit manufacturing subsidiary, which was reported as a discontinued operation for the three and six months ended June 30, 2019. Discontinued operations, net of taxes, for the three and six months ended June 30, 2019 includes discrete tax benefits of $20 million associated with the favorable resolution of certain tax contingencies related to NID. In addition, net cash provided by operating activities in the consolidated statement of cash flows for the six months ended June 30, 2019 included a $28 million refund from the taxing authorities related to discontinued operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

        We assess our revenue performance for the DIS business based upon, among other factors, volume (measured by test requisitions) and revenue per requisition.

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

Second Quarter Highlights

•Our total net revenues of $1.83 billion were down 6.4% from the prior year period.
•In DIS:
◦Revenues of $1.76 billion decreased by 5.7% compared to the prior year period, driven by a decrease in organic volume (volume excluding the impact of acquisitions); partially offset by an increase in revenue per requisition and the impact of acquisitions.
◦Volume, measured by the number of requisitions, decreased by 17.7% compared to the prior year period, with organic volume down approximately 18.2%, partially offset by volume associated with recent acquisitions of 0.5%. Organic volume was negatively impacted by a material decline in testing volumes due to the COVID-19 pandemic, with testing volumes in the base business (which excludes COVID-19 molecular and antibody testing) down approximately 34% compared to the prior year period.
◦Revenue per requisition increased by 15.3% compared to the prior year period driven, in large part, by reimbursement for COVID-19 molecular testing.
•DS revenues of $63 million decreased by 21.8% compared to the prior year period.
•Income from continuing operations attributable to Quest Diagnostics' stockholders was $185 million, or $1.36 per diluted share, in 2020, compared to $206 million, or $1.51 per diluted share, in the prior year period.
•For the six months ended June 30, 2020, net cash provided by operating activities was $602 million, compared to $596 million in the prior year period.

Impact of COVID - 19

        As a novel strain of coronavirus (“COVID-19”) continues to spread and severely impact the economy of the United States and other countries around the world, we are committed to being a part of the coordinated public and private sector response to this unprecedented challenge. We have made substantial investments to expand the amount of COVID-19 testing available to the country and are currently capable of performing up to 130,000 COVID-19 molecular diagnostic tests per day to aid in the diagnosis of COVID-19 and approximately 200,000 COVID-19 antibody tests per day to aid in the detection of immune response. Despite our increase in capacity, surging demand for COVID-19 molecular diagnostic tests recently has increased faster than our capacity to perform the testing, which has impacted the time it takes for us to deliver test results to patients. We are continuing to invest in ways to increase our ability to bring more COVID-19 molecular testing to patients and speed the delivery of test results. However, global supply constraints have limited, and may continue to limit, our ability to do so. In the near future, we expect to have the capacity to perform approximately 150,000 molecular diagnostic tests per day. We have been effectively managing challenges in the global supply chain; and, at this point, we have sufficient supplies to conduct our business.

        We have put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep colleagues and customers healthy and safe. In line with recommendations to reduce large gatherings and increase social distancing, we have transitioned many office-based colleagues to a remote work environment.

        During January and February 2020, we experienced growth in DIS revenues and volumes compared to the prior year period. However, in March and April 2020, we experienced a material decline in testing volumes due to the COVID-19 pandemic. During the last two weeks of March, volumes declined in excess of 40% compared to the prior year period, inclusive of COVID-19 testing, which continued in April with volume declines in the range of 50 to 60% compared to the prior year period as government policies were implemented to reduce the transmission of COVID-19. During May and June 2020, we began to experience a recovery in base testing volumes (which excludes COVID-19 molecular and antibody testing), as well as growing demand for COVID-19 testing services. The recovery in base testing volumes was more significant in the geographies where governmental policies designed to reduce the transmission of COVID-19 were eased more quickly than other geographies. Volumes in our base business (which excludes COVID-19 molecular and antibody testing) for the second quarter of 2020 decreased approximately 34% compared to the prior year period, which was partially offset by COVID-19 molecular and antibody testing, as well as an increase in revenue per requisition driven in large part by reimbursement for COVID-19 molecular testing.

        DIS revenues were positively impacted in the period as a result of the April 2020 announcement by the Centers for Medicare and Medicaid Services that it would increase the reimbursement for certain COVID-19 molecular tests making use of high-throughput technologies developed by the private sector that allow for increased testing capacity, faster results, and more effective means of combatting the spread of the virus to $100 per test, effective April 14, 2020 through the duration of the COVID-19 national emergency. If the current public health emergency is not renewed, reimbursement for such tests will revert to the initial rate of $51 per test.

        Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home policies, all of which have had, and we believe will continue to have, an impact on our operating results, financial position and cash flows, including continued declines in base testing volumes (which excludes COVID-19 molecular and antibody testing). It is also possible that we will experience an adverse impact on cash collections as a result of the impact of the COVID-19 pandemic.

        In order to mitigate the impact that the COVID-19 pandemic had on our business, we implemented a series of temporary actions in April 2020 to manage our workforce costs and preserve cash including temporary salary reductions; suspension of certain benefits; reduced hours for employees whose work has significantly declined; and approved furloughs for employees with diminished work requirements who expressed an interest. Recently, as our testing volumes started to recover, we have recalled the vast majority of employees from furlough and reinstated full working hours for almost all employees who were asked to work reduced hours. Salary has been restored for the majority of exempt employees that had temporary salary reductions, with the remainder scheduled to be restored by the end of July 2020.

        We believe the COVID-19 pandemic’s impact on our consolidated results of operations, financial position and cash flows will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. healthcare system and the U.S. economy; and the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic. We may also be impacted by changes in the severity of the COVID-19 pandemic at different times in the various cities and regions where we operate and offer services. Even after the COVID-19 pandemic has moderated and the business and social distancing restrictions have eased, we may continue to experience similar adverse effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment that may persist. In the longer term, given the many challenges that hospitals will face, we may have more opportunities to partner with hospitals to help achieve their laboratory strategies, and the COVID-19 pandemic may also be a further catalyst for consolidation in the laboratory testing industry.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

        In March 2020, in response to the COVID-19 pandemic, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain payroll tax credits associated with the retention of employees. During the three months ended June 30, 2020, we started taking advantage of the temporary suspension of payment requirements for the employer portion of Social Security taxes.

        The CARES Act also includes a number of benefits that are applicable to us and other healthcare providers including, but not limited to:

•providing coverage for COVID-19 testing at no out-of-pocket cost to nearly all patients;
•providing clinical laboratories a one-year reprieve from the reporting requirements under the Protecting Access to Medicare Act ("PAMA") as well as a one-year delay of reimbursement rate reductions for clinical laboratory services provided under Medicare that were scheduled to take place in 2021. Further revisions of the Medicare Clinical Laboratory Fee Schedule for years after 2021 will be based on future surveys of market rates. Reimbursement reduction from 2022-2024 is capped by PAMA at 15% annually;
•appropriating $100 billion to health care providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic. In April 2020, we received approximately $65 million from the initial tranche of funds from the government that were distributed to health care providers. In addition, pursuant to certain rules and regulations promulgated by the U.S. Department of Health and Human Services ("HHS"), we applied for additional funds to be distributed by the government under the original $100 billion appropriation to healthcare providers under the CARES Act.
•suspending Medicare sequestration from May 2020 to December 2020. We estimate that the suspension of Medicare sequestration will result in a small benefit to us in the form of higher reimbursement rates for diagnostic testing services performed on behalf of Medicare beneficiaries.

Retirement of Debt

        During January 2020, we redeemed in full the outstanding indebtedness under our senior notes due January 2020 and senior notes due March 2020 using proceeds from the issuance, in December 2019, of the 2.95% senior notes due June 2030, along with cash on hand. For the six months ended June 30, 2020, we recorded a loss on retirement of debt, principally comprised of premiums paid, of $1 million in other income (expense), net.

Senior Notes Offering

        During May 2020, we completed a senior notes offering, consisting of $550 million aggregate principal amount of 2.80% senior notes due June 2031 (the “2031 Senior Notes”), which were issued at an original issue discount of $1 million. We expect to use the net proceeds from the offering for general corporate purposes, which may include the redemption or repayment of indebtedness including our $550 million aggregate principal amount of 4.70% senior notes due April 2021.

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

Acquisition of the Outreach Laboratory Services Business of Memorial Hermann Health System

        On April 6, 2020, we completed the acquisition of select assets which constitute substantially all of the operations of Memorial Hermann Diagnostic Laboratories, the outreach laboratory division of Memorial Hermann Health System ("Memorial Hermann") in an all cash transaction for $120 million. Memorial Hermann is a not-for-profit health system in Southeast Texas. The acquired business is included in our DIS business.

Agreement to Acquire Remaining 56% Interest in Mid America Clinical Laboratories, LLC

        On June 22, 2020, we entered into definitive agreements with our joint venture partners to acquire their remaining 56% interest in Mid America Clinical Laboratories, LLC ("MACL"), which we currently account for as an equity method investment. Closing of the transaction, which is expected to occur during the third quarter of 2020, remains subject to customary closing conditions. Upon close of the transaction, MACL will become a wholly owned subsidiary of the Company and we expect to remeasure our previously held equity interest in MACL to its acquisition date fair value and recognize a gain in our consolidated statements of operations.

        For further details regarding our acquisitions, see Note 5 to the interim unaudited consolidated financial statements and Note 6 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

Invigorate Program

        We are engaged in a multi-year program called Invigorate, which is designed to reduce our cost structure and improve our performance. We currently aim annually to save approximately 3% of our costs. We are assessing whether the COVID-19 pandemic will impact our ability to achieve that objective in 2020.

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

        For the six months ended June 30, 2020, we incurred $21 million of pre-tax charges under our Invigorate program primarily consisting of systems conversion and integration costs, all of which result in cash expenditures. Additional restructuring charges may be incurred in future periods as we identify additional opportunities to achieve further cost savings.

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

        Revenues and accounts receivable associated with DIS

        The process for estimating revenues and the ultimate collection of receivables associated with our DIS business involves significant assumptions and judgments. We recognize as revenue the amount of consideration to which we expect to be entitled upon completion of the testing process, when results are reported, or when services have been rendered. We estimate the amount of consideration we expect to be entitled to receive from customer groups, using the portfolio approach, in exchange for providing services. These estimates include the impact of contractual allowances, including payer denials, and price concessions. The portfolios determined using the portfolio approach consist of the following customers:

•Healthcare Insurers
•Government Payers
•Client Payers
•Patients

        We have a standardized approach to estimate the amount of consideration that we expect to be entitled to; this standardized approach considers, among other things, the impact of contractual allowances, including payer denials, and price concessions. Historical collection and payer reimbursement experience (along with the period the receivables have been outstanding), as well as other factors including current market conditions, are integral parts of the estimation process related to revenues and receivables. Adjustments to our estimated contractual allowances and implicit price concessions are recorded in the current period as changes in estimates. Further adjustments, based on actual receipts, may be recorded upon settlement.

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
        On a quarterly basis, we perform a review of our business to determine if events or changes in circumstances have occurred that indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an impairment test of goodwill and record any noted impairment loss. In conjunction with the preparation of our June 30, 2020 financial statements, we performed such review and concluded that no impairment test was necessary. However, should the impact of the COVID-19 pandemic be significantly worse than currently expected, it is possible that we could incur impairment charges in the future.

Impact of New Accounting Standards

        The adoption of new accounting standards is discussed in Note 2 to the interim unaudited consolidated financial statements.

        The impact of recent accounting pronouncements not yet effective on our consolidated financial statements is discussed in Note 2 to the interim unaudited consolidated financial statements.

Results of Operations

        The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$1,764	$1,872	$(108)	(5.7)%	$3,508	$3,684	$(176)	(4.8)%
DS businesses	63	81	(18)	(21.8)	141	160	(19)	(12.0)
Total net revenues	$1,827	$1,953	$(126)	(6.4)%	$3,649	$3,844	$(195)	(5.1)%

Operating costs and expenses and other operating income:
Cost of services	$1,221	$1,265	$(44)	(3.5)%	$2,491	$2,509	$(18)	(0.7)%
Selling, general and administrative	360	362	(2)	(0.5)	707	746	(39)	(5.2)
Amortization of intangible assets	25	25	—	4.2	50	49	1	2.6
Other operating income, net	(62)	(6)	(56)	NM	(57)	(15)	(42)	NM
Total operating costs and expenses, net	$1,544	$1,646	$(102)	(6.2)%	$3,191	$3,289	$(98)	(3.0)%

Operating income	$283	$307	$(24)	(7.6)%	$458	$555	$(97)	(17.5)%

Other income (expense):
Interest expense, net	$(41)	$(45)	$4	(9.7)%	$(82)	$(89)	$7	(8.2)%
Other income (expense), net	13	3	10	NM	(3)	12	(15)	NM
Total non-operating expenses, net	$(28)	$(42)	$14	(33.6)%	$(85)	$(77)	$(8)	9.5%

Income tax expense	$(66)	$(63)	$(3)	4.5%	$(92)	$(113)	$21	(19.3)%

Effective income tax rate	25.5%	23.6%			24.4%	23.6%

Equity in earnings of equity method investees, net of taxes	$4	$17	$(13)	(76.9)%	$18	$30	$(12)	(41.8)%

Amounts attributable to Quest Diagnostics’ common stockholders:
Income from continuing operations	$185	$206	$(21)	(10.1)%	$284	$370	$(86)	(23.3)%
Income from discontinued operations, net of taxes	$—	$20	$(20)	NM	$—	$20	$(20)	NM

Diluted earnings per common share from continuing operations attributable to Quest Diagnostics' common stockholders	$1.36	$1.51	$(0.15)	(9.7)%	$2.09	$2.71	$(0.62)	(23.0)%

NM - Not Meaningful

        The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues:
DIS business	96.5%	95.9%	96.1%	95.8%
DS businesses	3.5	4.1	3.9	4.2
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	66.8%	64.8%	68.3%	65.3%
Selling, general and administrative	19.7	18.6	19.4	19.4
Amortization of intangible assets	1.4	1.3	1.4	1.3
Other operating income, net	(3.4)	(0.4)	(1.6)	(0.4)
Total operating costs and expenses, net	84.5%	84.3%	87.5%	85.6%

Operating income	15.5%	15.7%	12.5%	14.4%

        Operating Results

        Results for the three months ended June 30, 2020 were affected by certain items that on a net basis reduced diluted earnings per share by $0.06 as follows:

•pre-tax amortization expense of $28 million ($25 million in amortization of intangible assets and $3 million in equity in earnings of equity method investees, net of taxes) or $0.16 per diluted share; and
•pre-tax charges of $9 million ($3 million in cost of services and $6 million in selling, general and administrative expenses), or $0.06 per diluted share, representing costs primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; partially offset by
•a pre-tax net gain of $26 million (a $62 million gain in other operating income, net and a $3 million gain in equity in earnings of equity method investees, net of taxes, partially offset by $34 million of charges in cost of services and $5 million of charges in selling, general and administrative expenses), or $0.13 per diluted share, representing the impact of certain items resulting from the COVID-19 pandemic including $65 million of income recognized attributable to the receipt of the initial tranche of funds from the government that were appropriated to healthcare providers under the CARES Act, partially offset by expense associated with a one-time payment to eligible employees to help offset expenses they incurred as a result of COVID-19, certain asset impairment charges, and incremental costs incurred primarily to protect the health and safety of our employees and customers; and
•excess tax benefits associated with stock-based compensation arrangements of $4 million, or $0.03 per diluted share, recorded in income tax expense.

        Results for the six months ended June 30, 2020 were affected by certain items that on a net basis reduced diluted earnings per share by $0.27 as follows:

•pre-tax amortization expense of $56 million ($50 million in amortization of intangible assets and $6 million in equity in earnings of equity method investees, net of taxes) or $0.31 per diluted share; and
•pre-tax charges of $25 million ($10 million in cost of services and $15 million in selling, general and administrative expenses), or $0.15 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; partially offset by
•a pre-tax net gain of $17 million (a $57 million gain in other operating income, net and a $3 million gain in equity in earnings of equity method investees, net of taxes, partially offset by $35 million of charges in cost of services, and $8 million of charges in selling, general and administrative expenses ), or $0.10 per diluted share, representing the impact of certain items resulting from the COVID-19 pandemic including $65 million of income recognized attributable to the receipt of the initial tranche of funds from the government that were appropriated to healthcare providers under the CARES Act, partially offset by expense associated with a one-time payment to eligible employees to help offset expenses they incurred as a result of COVID-19, certain asset impairment charges, and incremental costs incurred primarily to protect the health and safety of our employees and customers; and

•excess tax benefits associated with stock-based compensation arrangements of $12 million, or $0.09 per diluted share, recorded in income tax expense.

        Results for the three months ended June 30, 2019 were affected by certain items that on a net basis reduced diluted earnings per share by $0.22 as follows:

•pre-tax amortization expense of $30 million ($25 million in amortization of intangible assets and $5 million in equity in earnings of equity method investees, net of taxes) or $0.16 per diluted share; and
•pre-tax charges of $26 million ($11 million in cost of services and $15 million in selling, general and administrative expenses), or $0.14 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; partially offset by
•a net pre-tax gain of $6 million in other operating income, net, or $0.04 per diluted share, primarily due to a gain associated with the decrease in the fair value of the contingent consideration accrual associated with a previous acquisition; and
•excess tax benefits associated with stock-based compensation arrangements of $5 million, or $0.04 per diluted share, recorded in income tax expense.

        Results for the six months ended June 30, 2019 were affected by certain items that on a net basis reduced diluted earnings per share by $0.42 as follows:

•pre-tax amortization expense of $59 million ($49 million in amortization of intangible assets and $10 million in equity in earnings of equity method investees, net of taxes) or $0.32 per diluted share; and
•pre-tax charges of $48 million ($22 million in cost of services and $26 million in selling, general and administrative expenses), or $0.26 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; partially offset by
•a net pre-tax gain of $14 million (a $15 million gain in other operating income, net offset by a $1 million charge in selling, general and administrative expenses), or $0.10 per diluted share, primarily due to a gain associated with an insurance claim for hurricane related losses and a gain associated with the decrease in the fair value of the contingent consideration accrual associated with a previous acquisition partially offset by non-cash asset impairment charges; and
•excess tax benefit associated with stock-based compensation arrangements of $8 million, or $0.06 per diluted share, recorded in income tax expense.

        Net Revenues

        Net revenues for the three months ended June 30, 2020 decreased by 6.4% compared to the prior year period.

        DIS revenues for the three months ended June 30, 2020 decreased by 5.7% compared to the prior year period driven by a decrease in organic volume, partially offset by an increase in revenue per requisition and the impact of recent acquisitions. For the three months ended June 30, 2020:

•Organic revenue decreased approximately 6.6% compared to the prior year period, which was partially offset by the impact of recent acquisitions which contributed approximately 0.9% to DIS revenue.
•DIS volume decreased by 17.7% compared to the prior year period, with organic volume down approximately 18.2%, partially offset by volume associated with recent acquisitions of 0.5%. Organic volume was negatively impacted by a material decline in testing volumes due to the COVID-19 pandemic, partially offset by COVID-19 molecular and antibody testing. Testing volumes in the base business (which excludes COVID-19 molecular and antibody testing) declined approximately 34% for the three months ended June 30, 2020 compared to the prior year period.
•Revenue per requisition increased by 15.3% compared to the prior year period primarily due to favorable mix, driven in large part by reimbursement for COVID-19 molecular testing; partially offset by reimbursement pressure, including unit price reductions associated with PAMA and all other sources, of approximately 1.8%.

        Net revenues for the six months ended June 30, 2020 decreased by 5.1% compared to the prior year period.

        DIS revenues for the six months ended June 30, 2020 decreased by 4.8% compared to the prior year period driven by a decrease in organic volume, partially offset by an increase in revenue per requisition and the impact of recent acquisitions. For the six months ended June 30, 2020:

•Organic revenue decreased approximately 5.5% compared to the prior year period, which was partially offset by the impact of recent acquisitions which contributed approximately 0.7% to DIS revenues.

•DIS volume decreased by 10.2% compared to the prior year period, with organic volume down approximately 10.5%, partially offset by volume associated with recent acquisitions of 0.3%. Organic volume was negatively impacted by a material decline in testing volumes due to the COVID-19 pandemic, partially offset by COVID-19 molecular and antibody testing as well as an extra business day in 2020 and the impact of weather in the prior year period, both of which favorably impacted the comparison by 1.0%. Testing volumes in the base business (which excludes COVID-19 molecular and antibody testing) declined approximately 19% for the six months ended June 30, 2020 compared to the prior year period.
•Revenue per requisition increased by 6.4% compared to the prior year period primarily due to favorable mix, driven in large part by reimbursement for COVID-19 molecular testing; partially offset by reimbursement pressure, including unit price reductions associated with PAMA and all other sources, of approximately 2.0%.

        Cost of Services

        Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

        For the three months ended June 30, 2020, cost of services decreased by $44 million compared to the prior year period. The decrease was primarily driven by lower compensation and benefit costs as a result of a series of temporary actions implemented to manage our workforce costs. These decreases were partially offset by higher supplies expense, due to mix and a higher supply cost associated with COVID-19 molecular testing, and incremental costs incurred related to the COVID-19 pandemic including expense associated with a one-time payment to eligible employees to help offset expenses they incurred as a result of COVID-19 and incremental costs incurred primarily to protect the health and safety of our employees and customers.

        For the six months ended June 30, 2020, cost of services decreased by $18 million compared to the prior year period. The decrease was primarily driven by lower compensation and benefit costs as a result of a series of temporary actions implemented to manage our workforce costs. These decreases were partially offset by higher supplies expense, due to mix and a higher supply cost associated with COVID-19 testing, and incremental costs incurred related to the COVID-19 pandemic including expense associated with a one-time payment to eligible employees to help offset expenses they incurred as a result of COVID-19 and incremental costs incurred primarily to protect the health and safety of our employees and customers.

        Selling, General and Administrative Expenses ("SG&A")

        SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

        SG&A decreased by $2 million for the three months ended June 30, 2020, compared to the prior year period, primarily driven by lower compensation and benefit costs as a result of a series of temporary actions implemented to manage our workforce costs, partially offset by an increase in the value of our deferred compensation obligations.

        SG&A decreased by $39 million for the six months ended June 30, 2020, compared to the prior year period primarily driven by a decrease in the value of our deferred compensation obligations and lower compensation and benefit costs as a result of a series of temporary actions implemented to manage our workforce costs.

        The change in the value of our deferred compensation obligations is largely offset by gains or losses due to the changes in the value of the associated investments, which are recorded in other income (expense), net. For further details regarding our deferred compensation plans, see Note 17 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

        Amortization Expense

        Amortization expense remained constant for the three months ended June 30, 2020, compared to the prior year period.

        Amortization expense increased by $1 million for the six months ended June 30, 2020, compared to the prior year period as a result of recent acquisitions.

        Other Operating Income, Net

        Other operating income, net includes miscellaneous income and expense items and other charges related to operating activities.

        For the three and six months ended June 30, 2020, other operating income, net primarily represents $65 million of income recognized attributable to the receipt of the initial tranche of funds from the government that were appropriated to healthcare providers under the CARES Act.

        Interest Expense, Net

        Interest expense, net decreased for both the three and six months ended June 30, 2020 compared to the prior year periods, primarily driven by lower interest rates associated with our variable rate indebtedness, partially offset by higher average outstanding indebtedness.

        Other Income (Expense), Net

        Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

        Other income (expense), net for the three months ended June 30, 2020 and 2019 was $13 million and $3 million, respectively. The increase compared to the prior year period was primarily due to gains associated with investments in our deferred compensation plans.

        Other income (expense), net for the six months ended June 30, 2020 and 2019 was $(3) million and $12 million, respectively. The change was primarily due to losses associated with investments in our deferred compensation plans.

        Income Tax Expense

        Income tax expense for the three months ended June 30, 2020 and 2019 was $66 million and $63 million, respectively. During the three months ended June 30, 2020 and 2019, we recognized $4 million and $5 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

        Income tax expense for the six months ended June 30, 2020 and 2019 was $92 million and $113 million, respectively. The decrease in income tax expense for the six months ended June 30, 2020, compared to the prior year period was primarily driven by a decrease in income from continuing operations before income taxes and equity in earnings of equity method investees. During the six months ended June 30, 2020 and 2019, we recognized $12 million and $8 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

        For both the three and six months ended June 30, 2020, we utilized the most likely estimate of our annual income before taxes to determine the annual effective income tax rate for 2020. As a result of uncertainty associated with the impact of the COVID-19 pandemic, it is possible that we will experience variability in the annual projections and, as a result, the annual effective income tax rate. We will update the annual effective income tax rate each quarter during 2020 for changes in the latest projections for the Company.

        Equity in Earnings of Equity Method Investees, Net of Taxes

        Equity in earnings of equity method investees, net of taxes decreased for the three months ended June 30, 2020 by $13 million compared to the prior year period primarily due to the impact of the COVID-19 pandemic on our Q2 Solutions joint venture.

        Equity in earnings of equity method investees, net of taxes decreased for the six months ended June 30, 2020 by $12 million compared to the prior year period primarily due to the impact of the COVID-19 pandemic on our Q2 Solutions joint venture.

        Discontinued Operations

        During the third quarter of 2006, we completed the wind down of Nichols Institute Diagnostics ("NID"), a test kit manufacturing subsidiary, which has been classified as discontinued operations for the three and six months ended June 30, 2019. Discontinued operations, net of taxes, for the three and six months ended June 30, 2019 includes discrete tax benefits of $20 million associated with the favorable resolution of certain tax contingencies related to NID.

Quantitative and Qualitative Disclosures About Market Risk

        We address our exposure to market risks, principally the risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for speculative purposes. We seek to mitigate the variability in cash outflows that result from changes in interest rates by maintaining a balanced mix of fixed-rate and variable-rate debt obligations. In order to achieve this objective, we have historically entered into interest rate swaps. Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net settlements are recognized as an adjustment to interest expense. We believe that our exposures to foreign exchange impacts and changes in commodity prices are not material to our consolidated results of operations or financial position.

        As of both June 30, 2020 and December 31, 2019, the fair value of our debt was estimated at approximately $5.1 billion, using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of June 30, 2020 and December 31, 2019, the estimated fair value exceeded the carrying value of the debt by $481 million and $313 million, respectively. A hypothetical 10% increase in interest rates (representing 19 basis points as of June 30, 2020 and 28 basis points as of December 31, 2019) would potentially reduce the estimated fair value of our debt by approximately $94 million and $100 million as of June 30, 2020 and December 31, 2019, respectively.

        Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either a rate that is intended to approximate commercial paper rates for highly rated issuers, or LIBOR, plus a spread. As of June 30, 2020, interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings and our leverage ratio. As such, our borrowing cost under this credit arrangement will be subject to fluctuations in interest rates, our leverage ratio and changes in our credit ratings. As of June 30, 2020, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly rated issuers, or LIBOR, plus a spread of 0.70% to 0.725%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. As of June 30, 2020, there were no borrowings outstanding under either our $600 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility.

        In April 2020, we terminated our existing fixed-to-variable interest rate swap agreements. Based on our remaining net exposure to interest rate changes, a hypothetical 10% change to the variable rate component of our variable rate indebtedness would not materially change annual interest expense.

        During March 2020, we entered into a forward-starting interest rate swap agreement with a financial institution for a total notional amount of $25 million. Additionally, during May 2020, we entered into interest rate lock agreements with several financial institutions for a total notional amount of $275 million. The forward-starting interest rate swap agreement and the interest rate lock agreements were entered into in order to hedge a portion of our interest rate exposure associated with variability in future cash flows attributable to changes in interest rates over a ten-year period related to an anticipated issuance of debt and were accounted for as cash flow hedges. In connection with the issuance of the 2031 Senior Notes, these agreements were settled and we received net proceeds of $1 million. The net gain is deferred in stockholders' equity, net of taxes, as a component of accumulated other comprehensive loss, and is being amortized as an adjustment to interest expense, net over a ten-year period.

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

        Risk Associated with Investment Portfolio

        Our investment portfolio includes equity investments comprised primarily of strategic holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences and healthcare industries. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values are measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes; we regularly evaluate these equity investments to determine if there are any indicators that the investment is impaired. The carrying value of our equity investments that do not have readily determinable fair values was $25 million as of June 30, 2020.

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

        In conjunction with the preparation of our June 30, 2020 financial statements, we considered whether the carrying values of such investments were impaired and concluded that no such impairment existed. However, should the impact of the COVID-19 pandemic be worse than currently expected, it is possible that we could incur impairment charges in the future.

Liquidity and Capital Resources

	Six Months Ended June 30,		Change
	2020	2019
	(dollars in millions)
Net cash provided by operating activities	$602	$596	$6
Net cash used in investing activities	(411)	(202)	(209)
Net cash used in financing activities	(395)	(256)	(139)
Net change in cash and cash equivalents and restricted cash	$(204)	$138	$(342)

        Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and highly-liquid short-term investments. Cash and cash equivalents as of June 30, 2020 totaled $988 million, compared to $1,192 million as of December 31, 2019.

        As of June 30, 2020, approximately 4% of our $988 million of consolidated cash and cash equivalents were held outside of the United States. As a result of changes introduced by the Tax Cuts and Jobs Act, we may repatriate back to the United States the portion of these foreign funds not expected to be used to maintain or expand operations (including through acquisitions) outside of the United States.

        Cash Flows from Operating Activities

        Net cash provided by operating activities for the six months ended June 30, 2020 and 2019 was $602 million and $596 million, respectively. The $6 million increase in net cash provided by operating activities for the six months ended June 30, 2020, compared to the prior year period was primarily a result of:

•$65 million of proceeds in 2020 that we received from the initial tranche of funds that were appropriated to healthcare providers under the CARES Act;
•a $63 million decrease in tax payments;
•$40 million of proceeds received in 2020 from the termination of interest rate swaps; and
•timing of movements in other working capital accounts; partially offset by
•lower operating income in 2020 as compared to 2019; and
•higher performance-based compensation payments in 2020 compared to 2019.

        Days sales outstanding, a measure of billing and collection efficiency, was 44 days as of June 30, 2020, 54 days as of December 31, 2019 and 51 days as of June 30, 2019. The decrease in DSO is partially due to recent fluctuations in our monthly revenue due to the impact of the COVID-19 pandemic. Although we believe that our current revenue reserves and allowance for credit losses are appropriate, it is possible that we will experience an adverse impact on cash collections as a result of the impact of the COVID-19 pandemic.

        Cash Flows from Investing Activities

        Net cash used in investing activities for the six months ended June 30, 2020 and 2019 was $411 million and $202 million, respectively. This $209 million increase in cash used in investing activities for the six months ended June 30, 2020, compared to the prior year period was primarily a result of:

•a $172 million increase in net cash paid for business acquisitions; and
•a $33 million increase in capital expenditures.

        Cash Flows from Financing Activities

        Net cash used in financing activities for the six months ended June 30, 2020 and 2019 was $395 million and $256 million, respectively. This $139 million increase in cash used in financing activities for the six months ended June 30, 2020, compared to the prior year period was primarily a result of:

•$252 million of net debt repayments (repayments of debt less proceeds of borrowing) in 2020 compared to $36 million of net borrowings in 2019; partially offset by
•a $58 million change in bank overdrafts, which are generally settled in cash the following business day;
•a $51 million increase in proceeds from the exercise of stock options, which was a result of an increase in the volume of stock options exercised compared to the prior year;
•a $28 million decrease in repurchases of our common stock (see "Share Repurchase Program" for further details); and
•a $17 million decrease in distributions to noncontrolling interest partners.

        During the six months ended June 30, 2020, we completed the issuance of the 2031 Senior Notes. Additionally, during the six months ended June 30, 2020, we redeemed in full the outstanding indebtedness under our senior notes due January 2020 and senior notes due March 2020 using proceeds from the issuance, in December 2019, of the 2.95% senior notes due June 2030, along with cash on hand. During the six months ended June 30, 2020, we borrowed $100 million under our secured receivables credit facility and $100 million under our senior unsecured revolving credit facility, which were repaid prior to June 30, 2020.

        During the six months ended June 30, 2019, we completed the issuance of $500 million of senior notes due June 2029 and repaid in full our $300 million senior notes due April 1, 2019 at maturity. In addition, there were $985 million in cumulative borrowings under the secured receivables credit facility primarily associated with working capital requirements as well as the funding of our 2019 acquisition and $1,145 million in repayments under our secured receivables credit facility. During the six months ended June 30, 2019, there were no borrowings under our senior unsecured revolving credit facility.

        Dividend Program

        During the first and second quarter of 2020, our Board of Directors declared a quarterly cash dividend of $0.56 per common share. During each of the four quarters of 2019, our Board of Directors declared a quarterly cash dividend of $0.53 per common share.

        Share Repurchase Program

        As of June 30, 2020, $1.2 billion remained available under our share repurchase authorizations; however, in April 2020, we temporarily suspended additional share repurchases under the existing authorization through the end of 2020. The share repurchase authorization has no set expiration or termination date.

        Share Repurchases

        For the six months ended June 30, 2020, we repurchased 0.7 million shares of our common stock for $75 million.

        For the six months ended June 30, 2019, we repurchased 1.1 million shares of our common stock for $100 million.

        Contractual Obligations and Commitments

        The following table summarizes certain of our contractual obligations as of June 30, 2020:

	Payments due by period
Contractual Obligations	Total	Remainder of 2020	1-3 years	4-5 years	After 5 years
	(dollars in millions)
Outstanding debt	$4,526	$—	$551	$300	$3,675
Finance lease obligations	31	2	5	3	21
Interest payments on outstanding debt	1,748	92	321	301	1,034
Operating leases	720	101	310	188	121
Purchase obligations	1,769	172	628	491	478
Merger consideration obligations	6	6	—	—	—
Total contractual obligations	$8,800	$373	$1,815	$1,283	$5,329

        A description of the terms of our indebtedness and related debt service requirements and future payments of our outstanding debt is contained in Note 8 to the interim unaudited consolidated financial statements and Note 13 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

        Interest payments on our outstanding debt include interest associated with finance lease obligations and have been calculated using the interest rates as of June 30, 2020 applied to the June 30, 2020 balances, which are assumed to remain outstanding through their maturity dates.

        Operating lease obligations include variable charges (primarily maintenance fees and utilities associated with our real estate leases) in effect as of June 30, 2020. A discussion and analysis regarding our operating lease obligations is contained in Note 14 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

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

        As of June 30, 2020, our total liabilities associated with unrecognized tax benefits were approximately $89 million, which were excluded from the table above. We expect that these liabilities may decrease by less than $15 million within the next twelve months, primarily as a result of payments, settlements, expiration of statutes of limitations and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 8 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

        In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass"), we granted UMass the right to require us to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of June 30, 2020, the fair value of the redeemable noncontrolling interest on the interim unaudited consolidated balance sheet was $77 million, which was excluded from the table above. Since the redemption of the noncontrolling interest is outside of our control, we cannot make a reasonably reliable estimate of the timing of the future payment, if any, of the redeemable noncontrolling interest. For further details regarding the redeemable noncontrolling interest, see Note 10 to the interim unaudited consolidated financial statements and Note 16 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

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

        In conjunction with the preparation of our June 30, 2020 financial statements, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed. However, should the impact of the COVID-19 pandemic be worse than currently expected, it is possible that we could incur impairment charges in the future.

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

        As of June 30, 2020, we had cash and cash equivalents on hand of $988 million and had $1.3 billion of borrowing capacity available under our existing credit facilities, including $529 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no outstanding borrowings under these credit facilities as of June 30, 2020. The secured receivables credit facility includes a $250 million loan commitment which matures in October 2020, and a $250 million loan commitment and a $100 million letter of credit facility which mature in October 2021. The senior unsecured revolving credit facility matures in March 2023. For further details regarding the credit facilities, see Note 13 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K and Note 8 to the interim unaudited consolidated financial statements.

        Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of June 30, 2020, we were in compliance with all such applicable financial covenants.

        We believe that the COVID-19 pandemic has had and may continue to have an adverse impact our consolidated results of operations, financial position, and cash flows, including material declines in testing volumes, the extent of which will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. healthcare system and the U.S. economy; and the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic. It is also possible that we will experience an adverse impact on cash collections of our accounts receivable as a result of the impact of the COVID-19 pandemic.

        We have taken certain actions to preserve liquidity. We have temporarily suspended share repurchases under our existing share repurchase authorization, and, in April 2020, implemented a series of temporary actions to manage our workforce costs.

        In addition, we have taken certain steps to ensure adequate access to liquidity. In April 2020, we entered into an amendment to our senior unsecured revolving credit facility in order to provide for increased flexibility. Pursuant to the amendment, the leverage ratio covenant was increased from the second quarter of 2020 as follows:

As of:	Applicable Covenant:
June 30, 2020	no more than 5 times EBITDA
September 30, 2020	no more than 5.5 times EBITDA
December 31, 2020	no more than 6.5 times EBITDA
March 31, 2021	no more than 6.25 times EBITDA
June 30, 2021	no more than 4.5 times EBITDA

        Thereafter, the leverage ratio covenant reverts to no more than 3.5 times EBITDA. During the period that the increased covenant applies, which period may be terminated early by us provided that we are in compliance with the historical 3.5 times EBITDA leverage ratio, the amended credit agreement contains certain additional limitations and restrictions including, but not limited to, repurchases of our common stock, the amount of funds that can be used on business acquisitions, the incurrence of secured indebtedness and the payment of dividends. Interest on the amended senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings and current EBITDA leverage ratio.

        In addition, in May 2020, we completed a senior notes offering, consisting of $550 million aggregate principal amount of 2.80% senior notes due June 2031, which were issued at an original issue discount of $1 million. We expect to use the net proceeds from the offering for general corporate purposes, which may include the redemption or repayment of indebtedness including our $550 million aggregate principal amount of 4.70% senior notes due April 2021.

        We believe that our cash and cash equivalents and cash from operations, together with our borrowing capacity under our credit facilities, will provide sufficient financial flexibility to fund seasonal and other working capital requirements, capital expenditures, debt service requirements and other obligations, cash dividends on common shares, and additional growth opportunities for the foreseeable future. However, should it become necessary, we believe that our credit profile should provide us with access to additional financing in order to fund normal business operations, make interest payments, fund growth opportunities and satisfy upcoming debt maturities.

Forward-Looking Statements

        Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, impacts of the COVID-19 pandemic and measures taken in response, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, the complexity of billing, reimbursement and revenue recognition for clinical laboratory testing, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners and other factors discussed in our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including those discussed in the “Business,” “Risk Factors,” “Cautionary Factors that May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports.

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

        During the second quarter of 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 12 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 1A. Risk Factors

        Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 include a discussion of our risk factors. There have been no material changes in the risk factors described in those reports, except as discussed below.

The COVID-19 pandemic has significantly and adversely affected our consolidated results of operations, financial position and cash flows, and may continue to do so.

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

        Due to the COVID-19 pandemic, the Company has experienced significant volatility, including periods of material decline compared to prior year periods, in testing volumes in the Company’s base business (which excludes COVID-19 molecular and antibody testing) and it expects this volatility, including periods of material decline, will continue.

        Although the Company also has experienced heavy demand for COVID-19 molecular testing as a result of the COVID-19 pandemic, which has had a positive impact on its overall testing volume, the duration and level of the demand for COVID-19 molecular testing is uncertain. Further, the existing $100 Medicare reimbursement for COVID-19 molecular testing is tied to the public health emergency declared by the U.S. Department of Health and Human Services, and will, unless extended, revert to a lower reimbursement rate.

        The Company may also experience an adverse impact on cash collections and supply chain disruptions, including shortages, delays and price increases in testing equipment and supplies, as a result of the impact of the COVID-19 pandemic. Any of these events could have an adverse impact on our business, consolidated results of operation, financial position and cash flows.

        The Company believes the COVID-19 pandemic’s adverse impact on its consolidated results of operations, financial position and cash flows will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. healthcare system and the U.S. economy; and the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic. These primary drivers are beyond the Company’s knowledge and control and will change over time, and as a result, at this time the Company cannot reasonably estimate the adverse impact the COVID-19 pandemic will have on its businesses, consolidated results of operations, financial position and cash flows, and the adverse impact may be material. The Company’s business also may be impacted by changes in the severity of the COVID-19 pandemic at different times in the various cities and regions where it operates and offers services. Even after the COVID-19 pandemic has moderated and the business and social distancing restrictions have eased, the Company may continue to experience similar adverse effects to its businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment that may persist. The impact that the COVID-19 pandemic will have on our businesses, consolidated results of operations, financial position and cash flows could exacerbate the risks identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the second quarter of 2020.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2020 – April 30, 2020
Share Repurchase Program (A)	—	$—	—	$1,167,138
Employee Transactions (B)	—	$—	N/A	N/A
May 1, 2020 – May 31, 2020
Share Repurchase Program (A)	—	$—	—	$1,167,138
Employee Transactions (B)	1,161	$108.57	N/A	N/A
June 1, 2020 – June 30, 2020
Share Repurchase Program (A)	—	$—	—	$1,167,138
Employee Transactions (B)	—	$—	N/A	N/A
Total
Share Repurchase Program (A)	—	$—	—	$1,167,138
Employee Transactions (B)	1,161	$108.57	N/A	N/A

(A)Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $9 billion of share repurchases of our common stock through June 30, 2020. The share repurchase authorization has no set expiration or termination date.

(B)Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options (granted under the Company’s Amended and Restated Employee Long-Term Incentive Plan) who exercised options; and (2) shares withheld (under the terms of grants under the Amended and Restated Employee Long-Term Incentive Plan) to offset tax withholding obligations that occur upon the delivery of outstanding common shares underlying restricted stock units and performance share units.

Item 6.Exhibits

        Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20200630.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20200630_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20200630_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20200630_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20200630_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
July 24, 2020
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
Chairman, Chief Executive Officer
and President

By	/s/ Mark J. Guinan
Mark J. Guinan
Executive Vice President and
Chief Financial Officer