Form 10-Q
period 2020-09-30
QUEST DIAGNOSTICS INC
filed 2020-10-23
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 15, 2020, there were outstanding 134,765,984 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$2,786	$1,956	$6,435	$5,800

Operating costs and expenses and other operating income:
Cost of services	1,580	1,264	4,071	3,773
Selling, general and administrative	396	362	1,103	1,108
Amortization of intangible assets	27	23	77	72
Other operating expense (income), net	65	(6)	8	(21)
Total operating costs and expenses, net	2,068	1,643	5,259	4,932

Operating income	718	313	1,176	868

Other income (expense):
Interest expense, net	(42)	(44)	(124)	(133)
Other income, net	77	1	74	13
Total non-operating income (expense), net	35	(43)	(50)	(120)

Income from continuing operations before income taxes and equity in earnings of equity method investees	753	270	1,126	748
Income tax expense	(177)	(62)	(269)	(175)
Equity in earnings of equity method investees, net of taxes	15	18	33	48
Income from continuing operations	591	226	890	621
Income from discontinued operations, net of taxes	—	—	—	20
Net income	591	226	890	641
Less: Net income attributable to noncontrolling interests	23	11	38	36
Net income attributable to Quest Diagnostics	$568	$215	$852	$605

Amounts attributable to Quest Diagnostics’ common stockholders:
Income from continuing operations	$568	$215	$852	$585
Income from discontinued operations, net of taxes	—	—	—	20
Net income	$568	$215	$852	$605

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$4.20	$1.59	$6.33	$4.33
Income from discontinued operations	—	—	—	0.15
Net income	$4.20	$1.59	$6.33	$4.48

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$4.14	$1.56	$6.25	$4.27
Income from discontinued operations	—	—	—	0.15
Net income	$4.14	$1.56	$6.25	$4.42

Weighted average common shares outstanding:
Basic	135	135	134	135

Diluted	137	137	136	136

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$591	$226	$890	$641

Other comprehensive income (loss):
Foreign currency translation adjustment	10	(6)	(6)	(6)
Net change in available-for-sale debt securities, net of taxes	—	8	—	8
Net deferred gain on cash flow hedges, net of taxes	3	1	3	2
Other comprehensive income (loss)	13	3	(3)	4

Comprehensive income	604	229	887	645
Less: Comprehensive income attributable to noncontrolling interests	23	11	38	36
Comprehensive income attributable to Quest Diagnostics	$581	$218	$849	$609

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2020 AND DECEMBER 31, 2019
(unaudited)
(in millions, except per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,605	$1,192
Accounts receivable, net of allowance for credit losses of $27 and $15 as of September 30, 2020 and December 31, 2019, respectively	1,421	1,063
Inventories	205	123
Prepaid expenses and other current assets	117	112
Total current assets	3,348	2,490
Property, plant and equipment, net	1,544	1,453
Operating lease right-of-use assets	535	518
Goodwill	6,880	6,619
Intangible assets, net	1,192	1,121
Investments in equity method investees	480	482
Other assets	164	160
Total assets	$14,143	$12,843

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,686	$1,041
Current portion of long-term debt	555	804
Current portion of long-term operating lease liabilities	148	145
Total current liabilities	2,389	1,990
Long-term debt	4,018	3,966
Long-term operating lease liabilities	428	413
Other liabilities	782	711
Commitments and contingencies
Redeemable noncontrolling interest	80	76
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both September 30, 2020 and December 31, 2019; 217 shares issued as of both September 30, 2020 and December 31, 2019	2	2
Additional paid-in capital	2,801	2,722
Retained earnings	8,800	8,174
Accumulated other comprehensive loss	(42)	(39)
Treasury stock, at cost; 82 and 84 shares as of September 30, 2020 and December 31, 2019, respectively	(5,161)	(5,218)
Total Quest Diagnostics stockholders’ equity	6,400	5,641
Noncontrolling interests	46	46
Total stockholders’ equity	6,446	5,687
Total liabilities and stockholders’ equity	$14,143	$12,843

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$890	$641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	263	247
Provision for credit losses	18	9
Deferred income tax provision	12	15
Stock-based compensation expense	63	44
Other, net	(60)	(44)
Changes in operating assets and liabilities:
Accounts receivable	(355)	(113)
Accounts payable and accrued expenses	514	80
Income taxes payable	95	9
Termination of interest rate swap agreements	40	—
Other assets and liabilities, net	(16)	7
Net cash provided by operating activities	1,464	895

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(329)	(56)
Capital expenditures	(256)	(228)
Increase in investments and other assets	(19)	(27)
Net cash used in investing activities	(604)	(311)

Cash flows from financing activities:
Proceeds from borrowings	749	1,484
Repayments of debt	(1,002)	(1,448)
Purchases of treasury stock	(75)	(153)
Exercise of stock options	144	98
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(13)	(16)
Dividends paid	(222)	(215)
Distributions to noncontrolling interest partners	(34)	(39)
Other financing activities, net	6	4
Net cash used in financing activities	(447)	(285)

Net change in cash and cash equivalents and restricted cash	413	299
Cash and cash equivalents and restricted cash, beginning of period	1,192	135
Cash and cash equivalents and restricted cash, end of period	$1,605	$434

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(unaudited)
(in millions)

For the Three Months Ended September 30, 2020		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, June 30, 2020	134	$2	$2,764	$8,307	$(55)	$(5,187)	$50	$5,881	$77
Net income				568			18	586	5
Other comprehensive income, net of taxes					13			13
Dividends declared				(75)				(75)
Distributions to noncontrolling interest partners							(22)	(22)	(2)
Issuance of common stock under benefit plans	1		1			3		4
Stock-based compensation expense			32					32
Exercise of stock options			4			23		27
Balance, September 30, 2020	135	$2	$2,801	$8,800	$(42)	$(5,161)	$46	$6,446	$80

For the Nine Months Ended September 30, 2020		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2019	133	$2	$2,722	$8,174	$(39)	$(5,218)	$46	$5,687	$76
Net income				852			31	883	7
Other comprehensive loss, net of taxes					(3)			(3)
Dividends declared				(226)				(226)
Distributions to noncontrolling interest partners							(31)	(31)	(3)
Issuance of common stock under benefit plans	1		7			10		17
Stock-based compensation expense			63					63
Exercise of stock options	2		22			122		144
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(13)					(13)
Purchases of treasury stock	(1)					(75)		(75)
Balance, September 30, 2020	135	$2	$2,801	$8,800	$(42)	$(5,161)	$46	$6,446	$80

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
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

    A novel strain of coronavirus (“COVID-19”) continues to spread and severely impact the economy of the United States and other countries around the world. Since March 2020, federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home policies, all of which have had, and the Company believes will continue to have, an impact on the Company’s consolidated results of operations, financial position, and cash flows. Additionally, beginning during the second quarter of 2020, the Company experienced growing demand for COVID-19 molecular and antibody testing services and has expanded its capacity in order to satisfy such demand. As a result, operating results for the three and nine months ended September 30, 2020 may not be indicative of the results that may be expected for the full year.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

3.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amounts attributable to Quest Diagnostics’ common stockholders:
Income from continuing operations	$568	$215	$852	$585
Income from discontinued operations, net of taxes	—	—	—	20
Net income attributable to Quest Diagnostics’ common stockholders	$568	$215	$852	$605

Income from continuing operations	$568	$215	$852	$585
Less: Earnings allocated to participating securities	2	1	3	2
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$566	$214	$849	$583

Weighted average common shares outstanding – basic	135	135	134	135
Effect of dilutive securities:
Stock options and performance share units	2	2	2	1
Weighted average common shares outstanding – diluted	137	137	136	136

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$4.20	$1.59	$6.33	$4.33
Income from discontinued operations	—	—	—	0.15
Net income	$4.20	$1.59	$6.33	$4.48

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$4.14	$1.56	$6.25	$4.27
Income from discontinued operations	—	—	—	0.15
Net income	$4.14	$1.56	$6.25	$4.42

    The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	1	2	1	3

    The sum of basic and diluted earnings per share attributable to Quest Diagnostics' common stockholders for the first three quarters of 2020 did not equal the totals for the nine months ended September 30, 2020 due to quarterly fluctuations in the Company's earnings and weighted average common shares outstanding throughout the period as a result of the impact of COVID-19 (see Note 2 for further details) and the temporary cessation of repurchases under the Company's share repurchase program (see Note 10 for further details).

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

    Restructuring Charges

    The following table provides a summary of the Company's pre-tax restructuring charges for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee separation costs	$6	$—	$13	$(3)

    The restructuring charges incurred for the three and nine months ended September 30, 2020 were primarily associated with various workforce reduction initiatives as the Company continued to simplify and restructure its organization. The $6 million of restructuring charges incurred during the three months ended September 30, 2020 were recorded in cost of services. Of the total restructuring charges incurred during the nine months ended September 30, 2020, $9 million and $4 million were recorded in cost of services and selling, general and administrative expenses, respectively.

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

    The restructuring liability as of both September 30, 2020 and December 31, 2019, which is included in accounts payable and accrued expenses, was $9 million.

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

    On August 1, 2020, the Company completed its acquisition of the remaining 56% interest in Mid America Clinical Laboratories, LLC ("MACL") from its joint venture partners in an all cash transaction for $93 million, net of $18 million cash acquired. The final consideration is subject to post closing adjustments related to working capital. MACL is the largest independent clinical laboratory provider in Indiana. Prior to the acquisition, the Company accounted for its 44% interest in MACL as an equity method investment, which was remeasured to its fair value of $87 million on the acquisition date, resulting in a gain of $70 million that was recognized in other income, net in the consolidated statements of operations. The fair value of the previously held equity interest was determined using a discounted cash flow analysis that takes into account, among other items, MACL's expected future cash flows, long-term growth rate (1.5%), and a discount rate commensurate with economic risk (7.5%). Based on the preliminary purchase price allocation, which may be revised as additional information becomes available during the measurement period, the assets acquired and liabilities assumed consist of $84 million of goodwill (of which $47 million is tax-deductible), $74 million of intangible assets, $11 million of working capital and $11 million of property, plant and equipment. The intangible assets consist of customer-related assets which are being amortized over a useful life of 15 years. As a result of the acquisition, MACL became a wholly owned subsidiary of the Company.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

6.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2020	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$60	$60	$—	$—
Cash surrender value of life insurance policies	45	—	45	—
Available-for-sale debt securities	12	—	—	12
Total	$117	$60	$45	$12

Liabilities:
Deferred compensation liabilities	$114	$—	$114	$—

Redeemable noncontrolling interest	$80	$—	$—	$80

		Basis of Fair Value Measurements
December 31, 2019	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$59	$59	$—	$—
Cash surrender value of life insurance policies	43	—	43	—
Available-for-sale debt securities	12	—	—	12
Total	$114	$59	$43	$12

Liabilities:
Deferred compensation liabilities	$110	$—	$110	$—
Fixed-to-variable interest rate swaps	28	—	28	—
Contingent consideration	7	—	—	7
Total	$145	$—	$138	$7

Redeemable noncontrolling interest	$76	$—	$—	$76

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

    In connection with previous business acquisitions, the Company has contingent consideration liabilities that are to be paid based on the achievement of certain testing volume or revenue benchmarks. As of September 30, 2020, the fair value of these contingent consideration liabilities was immaterial. These contingent consideration liabilities are measured at fair value using an option-pricing method and are classified within Level 3 of the fair value hierarchy as the fair value is determined based on significant inputs that are not observable. Significant inputs include management’s estimate of volume or revenue and other market inputs including comparable company revenue volatility and a discount rate. A summary of the significant inputs as of September 30, 2020 is as follows:

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

    The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3 of the fair value hierarchy):

Contingent Consideration

Balance, December 31, 2019	$7
Settlements	(6)
Total (gains)/losses included in earnings - realized/unrealized	(1)
Balance, September 30, 2020	$—

    The $1 million net gain included in earnings associated with the change in the fair value of contingent consideration for the nine months ended September 30, 2020 is reported in other operating expense (income), net.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of September 30, 2020, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of September 30, 2020 and December 31, 2019, the fair value of the Company’s debt was estimated at $5.2 billion and $5.1 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

7.    GOODWILL AND INTANGIBLE ASSETS

    The changes in goodwill for the nine months ended September 30, 2020 and for the year ended December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Balance, beginning of period	$6,619	$6,563
Goodwill acquired during the period	258	43
Adjustments to goodwill	3	13
Balance, end of period	$6,880	$6,619

    Principally all of the Company’s goodwill as of September 30, 2020 and December 31, 2019 was associated with its DIS business.

    For the nine months ended September 30, 2020, goodwill acquired during the period was primarily associated with the acquisitions of Blueprint Genetics, Memorial Hermann and MACL (see Note 5) and adjustments to goodwill primarily related to foreign currency translation. For the year ended December 31, 2019, goodwill acquired was principally associated with the acquisitions of certain assets of the clinical laboratory services business of Boyce & Bynum Pathology Laboratories, P.C. and adjustments to goodwill primarily related to the finalization of the purchase price allocation for the acquisition of the U.S. laboratory services business of Oxford Immunotec, Inc. (see Note 6 to the audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K).

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Intangible assets at September 30, 2020 and December 31, 2019 consisted of the following:

	Weighted Average Amortization Period (in years)	September 30, 2020			December 31, 2019
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	17	$1,479	$(617)	$862	$1,367	$(556)	$811
Non-compete agreements	9	3	(2)	1	3	(2)	1
Technology	15	140	(63)	77	104	(56)	48
Other	9	110	(94)	16	110	(85)	25
Total	17	1,732	(776)	956	1,584	(699)	885

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$1,968	$(776)	$1,192	$1,820	$(699)	$1,121

    The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2020 is as follows:

Year Ending December 31,
Remainder of 2020	$27
2021	101
2022	98
2023	96
2024	93
2025	91
Thereafter	450
Total	$956

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

8.    DEBT

    Long-term debt (including finance lease obligations) as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019

4.75% Senior Notes due January 2020	$—	$500
2.50% Senior Notes due March 2020	—	300
4.70% Senior Notes due April 2021	551	554
4.25% Senior Notes due April 2024	317	308
3.50% Senior Notes due March 2025	623	593
3.45% Senior Notes due June 2026	513	490
4.20% Senior Notes due June 2029	499	499
2.95% Senior Notes due June 2030	798	798
2.80% Senior Notes due June 2031	549	—
6.95% Senior Notes due July 2037	175	175
5.75% Senior Notes due January 2040	245	245
4.70% Senior Notes due March 2045	300	300
Other	32	34
Debt issuance costs	(29)	(26)
Total long-term debt	4,573	4,770
Less: Current portion of long-term debt	555	804
Total long-term debt, net of current portion	$4,018	$3,966

    Retirement of Debt

    During January 2020, the Company redeemed in full the outstanding indebtedness under the Company's senior notes due January 2020 and senior notes due March 2020 using proceeds from the issuance, in December 2019, of the 2.95% senior notes due June 2030, along with cash on hand. For the nine months ended September 30, 2020, the Company recorded a loss on retirement of debt, principally comprised of premiums paid, of $1 million in other income, net.

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

    During October 2020, the Company issued a redemption notice to the holders of the Company's $550 million aggregate principal amount of 4.70% senior notes due April 2021. The Company intends to use the net proceeds from the 2031 Senior Notes, along with cash on hand, to satisfy the redemption. See Note 18 for further details.

    Credit Facilities

    As of September 30, 2020, the Company had cash and cash equivalents on hand of $1,605 million and had $1.3 billion of borrowing capacity available under its existing credit facilities, including $529 million available under its secured receivables credit facility and $750 million available under its senior unsecured revolving credit facility. There were no outstanding borrowings under the Company's existing credit facilities as of September 30, 2020. The secured receivables credit facility was amended in October 2020 in order to extend the maturity dates for each underlying commitment by one year, while maintaining

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

the borrowing capacity at $600 million. See Note 18 for further details. The senior unsecured revolving credit facility matures in March 2023. For further details regarding the credit facilities, see Note 13 to the audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K.

    The secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. The Company's senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. On April 30, 2020, the Company entered into an amendment to the senior unsecured revolving credit facility in order to provide for increased flexibility. Pursuant to the amendment, the leverage ratio covenant (as defined in the senior unsecured revolving credit facility) was increased as follows:

As of:	Applicable Covenant:
September 30, 2020	no more than 5.5 times EBITDA
December 31, 2020	no more than 6.5 times EBITDA
March 31, 2021	no more than 6.25 times EBITDA
June 30, 2021	no more than 4.5 times EBITDA

    Thereafter, the leverage ratio covenant reverts to no more than 3.5 times EBITDA. During the period that the increased covenant applies, which period may be terminated early by the Company provided that it is in compliance with the historical 3.5 times EBITDA leverage ratio, the amended credit agreement contains certain additional limitations and restrictions including, but not limited to, repurchases of the Company's common stock, the amount of funds that can be used on business acquisitions, the incurrence of secured indebtedness and the payment of dividends. As of September 30, 2020, the Company was in compliance with all such applicable financial covenants. Interest on the amended senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in the Company's credit ratings and its leverage ratio.

    During the nine months ended September 30, 2020, the Company borrowed $100 million under its secured receivables credit facility and $100 million under its senior unsecured revolving credit facility, both of which were repaid prior to September 30, 2020.

    Maturities of Long-Term Debt

    As of September 30, 2020, long-term debt matures as follows:

Year Ending December 31,
Remainder of 2020	$1
2021	553
2022	3
2023	2
2024	302
Thereafter	3,696

Total maturities of long-term debt	4,557
Unamortized discount	(11)
Debt issuance costs	(29)
Fair value basis adjustments attributable to hedged debt	56

Total long-term debt	4,573
Current portion of long-term debt	555

Total long-term debt, net of current portion	$4,018

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

    The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges was $1 million and $4 million as of September 30, 2020 and December 31, 2019, respectively. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $1 million.

    Interest Rate Derivatives – Fair Value Hedges

    As of December 31, 2019, the Company had various fixed-to-variable interest rate swap agreements outstanding with an aggregate notional amount of $1.2 billion, which were entered into in order to convert a portion of the Company's long-term debt into variable interest rate debt. In April 2020, the Company terminated these existing fixed-to-variable interest rate swap agreements and received proceeds of $40 million. Such amount was reflected as a basis adjustment to the hedged debt instruments and is being amortized as a reduction of interest expense, net over their remaining terms.

    As of September 30, 2020 and December 31, 2019, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	September 30, 2020	September 30, 2020	December 31, 2019	December 31, 2019
Long-term debt	$—	$56	$1,186	$(3)

(a) As of September 30, 2020, the entire balance is associated with remaining unamortized hedging adjustments on discontinued relationships. As of December 31, 2019, the balance includes $25 million of remaining unamortized hedging adjustments on discontinued relationships.

    The following table presents the effect of fair value hedge accounting on the Company's consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	Other income, net	Other income, net	Other income, net	Other income, net
Total for line item in which the effects of fair value hedges are recorded	$77	$1	$74	$13

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$—	$(20)	$(68)	$(76)
Derivatives designated as hedging instruments	$—	$20	$68	$76

    A detailed description regarding the Company's use of derivative financial instruments is contained in Note 15 to the audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K.

10.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

    Stockholders' Equity

Changes in Accumulated Other Comprehensive Loss by Component

Comprehensive income (loss) includes:

•Foreign currency translation adjustments;
•Net deferred gain on cash flow hedges, which represents deferred gains/losses, net of tax, on interest rate-related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 9); and
•Net change on available-for-sale debt securities, which represents unrealized holding gains, net of taxes on available-for-sale debt securities.

    For the three and nine months ended September 30, 2020 and 2019, the tax effects related to the deferred gains/losses on cash flow hedges and net change on available-for-sale debt securities were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

Dividend Program

    During each of the first three quarters of 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.56 per common share. During each of the four quarters of 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.53 per common share.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

Share Repurchase Program

    As of September 30, 2020, $1.2 billion remained available under the Company’s share repurchase authorizations; however, in April 2020, the Company temporarily suspended additional share repurchases under the existing authorization. The share repurchase authorization has no set expiration or termination date.

Share Repurchases

    For the nine months ended September 30, 2020, the Company repurchased 0.7 million shares of its common stock for $75 million.

    For the nine months ended September 30, 2019, the Company repurchased 1.6 million shares of its common stock for $150 million.

Shares Reissued from Treasury Stock

    For the nine months ended September 30, 2020 and 2019, the Company reissued 2.1 million shares and 1.8 million shares, respectively, from treasury stock for shares issued under the Employee Stock Purchase Plan and stock option plans. For details regarding the Company's stock ownership and compensation plans, see Note 17 to the audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K.

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. As of September 30, 2020 and December 31, 2019, the redeemable noncontrolling interest was presented at its fair value. For further information regarding the fair value of the redeemable noncontrolling interest, see Note 6.

11.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the three and nine months ended September 30, 2020 and 2019 was as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense	$62	$59	$186	$175
Amortization expense	27	23	77	72
Depreciation and amortization expense	$89	$82	$263	$247

Interest expense	$(42)	$(45)	$(126)	$(136)
Interest income	—	1	2	3
Interest expense, net	$(42)	$(44)	$(124)	$(133)

Interest paid	$33	$58	$136	$149
Income taxes paid	$148	$65	$168	$148

Accounts payable associated with capital expenditures	$55	$24	$55	$24
Dividends payable	$76	$72	$76	$72

Businesses acquired:
Fair value of assets acquired	$126	$—	$377	$61
Fair value of liabilities assumed	(9)	—	(29)	—
Fair value of net assets acquired	117	—	348	61
Merger consideration receivable/payable	2	—	2	(5)
Cash paid for business acquisitions	119	—	350	56
Less: Cash acquired	18	—	21	—
Business acquisitions, net of cash acquired	$101	$—	$329	$56

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$40	$38	$119	$116
Leased assets obtained in exchange for new finance lease liabilities	$—	$1	$—	$1

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

    In April 2020 and August 2020, the Company received approximately $65 million and $73 million, respectively, of funds that were distributed to healthcare providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic under the CARES Act. In October 2020, the Company announced that it plans to return the entire $138 million of funds received.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The Company accounts for the receipt of the funds under a gain contingency model. Accordingly, such amounts are recognized when the funds are received and the Company has determined that it has satisfied the associated terms and conditions. During the three months ended June 30, 2020, based on the terms and conditions that were in effect at such time, the Company concluded that it had satisfied such terms and conditions for the $65 million of funds that were received in April 2020 and, therefore, the Company recognized such amount in other operating expense (income), net during the second quarter. During the three months ended September 30, 2020, the Company reversed the $65 million of funds that had previously been recognized in other operating expense (income), net. As of September 30, 2020, no amounts are recorded in the Company's year-to-date consolidated statement of operations and the entire $138 million of funds that the Company intends to return are recorded in accounts payable and accrued expenses on the Company’s consolidated balance sheet. For the nine months ended September 30, 2020, net cash provided by operating activities included the $138 million that the Company received from the funds that were distributed to healthcare providers under the CARES Act.

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

    In support of its risk management program, to ensure the Company’s performance or payment to third parties, $71 million in letters of credit under the secured receivables credit facility were outstanding as of September 30, 2020. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

401(k) Plan Lawsuit

    In June 2020, a putative class action lawsuit, House Johnson v. Quest Diagnostics Incorporated, et. al, was filed in the U.S. District Court for New Jersey against the Company and other defendants with respect to the Company’s 401(k) plan. The complaint alleges, among other things, that the fiduciaries of the 401(k) plan breached their duties by failing to disclose the expenses and risks of plan investment options, allowing unreasonable administration expenses to be charged to plan participants, and selecting and retaining high cost and poor performing investments. In July 2020, a putative class action lawsuit, Rice, et. al v. Quest Diagnostics Incorporated, et. al, was filed in the U.S. District Court for New Jersey. The plaintiffs in the Rice case named the same defendants as those named in the House Johnson case and alleged substantially similar claims to those made in the House Johnson matter. In October 2020, the court consolidated the two lawsuits and plaintiffs filed a consolidated amended complaint. The Company plans to vigorously defend this matter.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

AMCA Data Security Incident.

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

    Numerous putative class action lawsuits were filed against the Company related to the AMCA Data Security Incident. The U.S. Judicial Panel on Multidistrict Litigation transferred the cases still pending to, and consolidated them for pre-trial proceedings in, the U.S. District Court for New Jersey. In November 2019, the plaintiffs in the multidistrict proceeding filed a consolidated putative class action complaint against the Company and Optum360 that named additional individuals as plaintiffs and that asserted a variety of common law and statutory claims in connection with the AMCA Data Security Incident. In January 2020, the Company moved to dismiss the consolidated complaint.

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

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of September 30, 2020, the Company does not believe that material losses related to legal matters are probable.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Reserves for legal matters totaled $1 million as of both September 30, 2020 and December 31, 2019, respectively.

    Reserves for General and Professional Liability Claims

    As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $134 million and $132 million as of September 30, 2020 and December 31, 2019, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures.

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

    As of September 30, 2020, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

    The following table is a summary of segment information for the three and nine months ended September 30, 2020 and 2019. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangible assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2019 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues:
DIS business	$2,709	$1,877	$6,217	$5,561
All other operating segments	77	79	218	239
Total net revenues	$2,786	$1,956	$6,435	$5,800

Operating earnings (loss):
DIS business	$840	$345	$1,325	$963
All other operating segments	16	10	29	31
General corporate activities	(138)	(42)	(178)	(126)
Total operating income	718	313	1,176	868
Non-operating income (expense), net	35	(43)	(50)	(120)
Income from continuing operations before income taxes and equity in earnings of equity method investees	753	270	1,126	748
Income tax expense	(177)	(62)	(269)	(175)
Equity in earnings of equity method investees, net of taxes	15	18	33	48
Income from continuing operations	591	226	890	621
Income from discontinued operations, net of taxes	—	—	—	20
Net income	591	226	890	641
Less: Net income attributable to noncontrolling interests	23	11	38	36
Net income attributable to Quest Diagnostics	$568	$215	$852	$605

14.    RELATED PARTIES

    The Company's equity method investees primarily consist of its clinical trials central laboratory services joint venture and its diagnostic information services joint ventures, which are accounted for under the equity method of accounting. During the three months ended September 30, 2020 and 2019, the Company recognized net revenues of $10 million and $8 million, respectively, associated with diagnostic information services provided to its equity method investees. During the nine months ended September 30, 2020 and 2019, the Company recognized net revenues of $25 million and $26 million, respectively, associated with diagnostic information services provided to its equity method investees. As of both September 30, 2020 and December 31, 2019, there was $4 million of accounts receivable from equity method investees related to such services. During both the three months ended September 30, 2020 and 2019, the Company recognized net revenues of $1 million associated with diagnostic information services provided to a noncontrolling interest partner in a joint venture. During the nine months ended September 30, 2020 and 2019, the Company recognized net revenues of $2 million and $6 million, respectively, associated with diagnostic information services provided to a noncontrolling interest partner in a joint venture. As of December 31, 2019, there was $4 million of receivables from the noncontrolling interest partner included in accounts receivable and other assets related to such services.

    During both the three months ended September 30, 2020 and 2019, the Company recognized income of $4 million associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. During both the nine months ended September 30, 2020 and 2019, the Company recognized income of $12 million associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. As of September 30, 2020 and December 31, 2019, there was $2 million and $1 million, respectively, of other receivables from equity method investees included in prepaid expenses and other current assets related to these service agreements and other transition related items. In addition, accounts payable and accrued expenses as of September 30, 2020 and December 31, 2019 included $1 million and $2 million, respectively, due to equity method investees.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    During the nine months ended September 30, 2020 and 2019, the Company received dividends from its equity method investees of $34 million and $27 million, respectively.

15.    REVENUE RECOGNITION AND ALLOWANCE FOR CREDIT LOSSES

    DIS

    Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three and nine months ended September 30, 2020 and 2019 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process, when results are reported, or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups, using the portfolio approach, in exchange for providing services. These estimates include the impact of contractual allowances, including payer denials and price concessions. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers (Medicare and Medicaid programs), client payers and patients.

    DS

    The Company’s DS businesses primarily satisfy their performance obligations and recognize revenues when delivery has occurred or services have been rendered.

    The approximate percentage of net revenue by type of customer was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Healthcare insurers:
Fee-for-service	33%	32%	33%	33%
Capitated	2	3	3	3
Total healthcare insurers	35	35	36	36
Government payers	10	15	12	15
Client payers	40	33	37	32
Patients	12	13	12	13
Total DIS	97	96	97	96
DS	3	4	3	4
Net revenues	100%	100%	100%	100%

    The approximate percentage of net accounts receivable by type of customer was as follows:

	September 30, 2020	December 31, 2019

Healthcare Insurers	30%	22%
Government Payers	6	11
Client Payers	48	42
Patients (including coinsurance and deductible responsibilities)	12	20
Total DIS	96	95
DS	4	5
Net accounts receivable	100%	100%

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

    Client payers primarily include physicians, hospitals, IDNs, ACOs, employers, other commercial laboratories and institutions for which services are performed on a wholesale basis and are billed based on negotiated fee schedules.  Credit risk and ability to pay are more of a consideration for these payers.

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

    Although the Company believes that its estimates for contractual allowances and patient price concessions as well as its allowance for credit losses are appropriate, it is possible that the Company will experience an impact on cash collections as a result of the impact of the COVID-19 pandemic.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

16.    TAXES ON INCOME

    For the three months ended September 30, 2020 and 2019, the effective income tax rate was 23.7% and 22.9%, respectively. The effective income tax rate for the three months ended September 30, 2020, benefited from a lower effective income tax rate associated with a $70 million gain recognized as a result of the remeasurement of the Company's previously held equity interest in MACL to fair value (see Note 5); and $3 million of excess tax benefits associated with stock-based compensation arrangements. The effective income tax rate for the three months ended September 30, 2019 benefited from a $6 million income tax benefit due to the release of a valuation allowance associated with net operating loss carryforwards; and $3 million of excess tax benefits associated with stock-based compensation arrangements.

    For the nine months ended September 30, 2020 and 2019, the effective income tax rate was 23.9% and 23.4%, respectively. The effective income tax rate for the nine months ended September 30, 2020, benefited from a lower effective income tax rate associated with a $70 million gain recognized as a result of the remeasurement of the Company's previously held equity interest in MACL to fair value (see Note 5); and $15 million of excess tax benefits associated with stock-based compensation arrangements. The effective income tax rate for the nine months ended September 30, 2019 benefited from $11 million of excess tax benefits associated with stock-based compensation arrangements; and a $10 million income tax benefit due to the release of valuation allowances associated with net operating loss carryforwards.

    The effective income tax rate associated with the $70 million gain recognized as a result of the remeasurement of the Company's previously held equity interest in MACL to fair value was 11.8% due to a permanent difference in the financial reporting and tax basis of goodwill.

    For the three and nine months ended September 30, 2020, the Company utilized the most likely estimate of its annual income before taxes to determine the annual effective income tax rate for 2020. As a result of uncertainty associated with the impact of the COVID-19 pandemic, it is possible that the Company will experience variability in the annual projections and, as a result, the annual effective income tax rate.

17.    DISCONTINUED OPERATIONS

    During the third quarter of 2006, the Company completed the wind down of Nichols Institute Diagnostics ("NID"), a test kit manufacturing subsidiary, which was reported as a discontinued operation for the nine months ended September 30, 2019. Discontinued operations, net of taxes, for the nine months ended September 30, 2019 includes discrete tax benefits of $20 million associated with the favorable resolution of certain tax contingencies related to NID. In addition, net cash provided by operating activities in the consolidated statement of cash flows for the nine months ended September 30, 2019 included a $28 million refund from the taxing authorities related to discontinued operations.

18.    SUBSEQUENT EVENTS

    During October 2020, the Company amended its $600 million secured receivables credit facility in order to extend the maturity dates for each underlying commitment by one year while maintaining the borrowing capacity under the facility at $600 million. Under the secured receivables credit facility, the Company can borrow against a $250 million loan commitment maturing October 2021 and a $250 million loan commitment maturing October 2022. Additionally, the Company can issue up to $100 million of letters of credit through October 2022. Borrowings under the facility are collateralized by certain domestic receivables. Interest on borrowings under the facility is based on either commercial paper rates for highly-rated issuers or LIBOR, plus a spread of 0.825% to 0.95%.

    In October 2020, the Company issued a redemption notice to the holders of the Company's $550 million aggregate principal amount of 4.70% senior notes due April 2021, to redeem such notes in November 2020. Upon redemption, the Company will recognize a loss on extinguishment of debt based on the difference between the reacquisition price of the debt and the net carrying amount. The Company will pay a redemption premium in accordance with the requirements of such notes using a treasury rate calculated on the third business day preceding the redemption date.

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

Third Quarter Highlights

•Our total net revenues of $2.79 billion were up 42.5% from the prior year period.
•In DIS:
◦Revenues of $2.71 billion increased by 44.3% compared to the prior year period, driven by demand for COVID-19 molecular and antibody testing, and, to a lesser extent, the impact of recent acquisitions, partially offset by a decline in testing volume in our base business (which excludes COVID-19 molecular and antibody testing).
◦Volume, measured by the number of requisitions, increased by 19.7% compared to the prior year period, with organic growth (which excludes the impact of recent acquisitions) and acquisitions contributing approximately 16.6% and 3.1%, respectively. Organic volume growth was driven by demand for COVID-19 molecular testing, partially offset by declines in testing volumes in the base business. Testing volumes in the base business were negatively impacted by the COVID-19 pandemic and declined by 5% compared to the prior year period.
◦Revenue per requisition increased by 20.9% compared to the prior year period driven, in large part, by COVID-19 molecular testing.
•DS revenues of $77 million decreased by 1.9% compared to the prior year period.
•Income from continuing operations attributable to Quest Diagnostics' stockholders was $568 million, or $4.14 per diluted share, in 2020, compared to $215 million, or $1.56 per diluted share, in the prior year period.
•For the nine months ended September 30, 2020, net cash provided by operating activities was $1,464 million, compared to $895 million in the prior year period.

Impact of COVID - 19

    As a novel strain of coronavirus (“COVID-19”) continues to spread and severely impact the economy of the United States and other countries around the world, we are committed to being a part of the coordinated public and private sector response to this unprecedented challenge. We have made substantial investments to expand the amount of COVID-19 testing available to the country and are currently capable of performing more than 200,000 COVID-19 molecular diagnostic tests per day to aid in the diagnosis of COVID-19 and approximately 200,000 COVID-19 antibody tests per day to aid in the detection of immune response. We have been effectively managing challenges in the global supply chain; and, at this point, we have sufficient supplies to conduct our business.

    We have put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep colleagues and customers healthy and safe. In line with recommendations to reduce large gatherings and increase social distancing, many of our office-based colleagues are working in a remote environment. We are evaluating the best way to bring them back into the office.

    During January and February 2020, we experienced growth in DIS revenues and volumes compared to the prior year period. However, in March and April 2020, we experienced a material decline in testing volumes due to the COVID-19 pandemic. During the last two weeks of March, volumes declined in excess of 40% compared to the prior year period, inclusive of COVID-19 testing, which continued in April with volume declines in the range of 50 to 60% compared to the prior year period as government policies were implemented to reduce the transmission of COVID-19. During May and June 2020, we began to experience a recovery in base testing volumes (which excludes COVID-19 molecular and antibody testing), which continued in the third quarter of 2020. Additionally, beginning during the second quarter, we experienced growing demand for COVID-19 testing services and have expanded our capacity in order to satisfy such demand. Volumes in our base business for the second and third quarters of 2020 decreased approximately 34% and 5%, respectively, compared to the prior year periods.

    The decrease in base testing volumes was driven by federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 which have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home policies, all of which have had, and we believe will continue to have, an impact on our operating results, financial position and cash flows, including continued declines in base testing volumes. It is also possible that we will experience an impact on cash collections as a result of the impact of the COVID-19 pandemic.

    During the second quarter of 2020, the decrease in base testing volumes was partially offset by COVID-19 molecular and antibody testing, including an increase in revenue per requisition driven in large part by COVID-19 molecular testing. During the third quarter of 2020, the decrease in base testing volumes was more than offset by the impact of the COVID-19 testing.

    In April 2020 the Centers for Medicare and Medicaid Services ("CMS") announced that it would increase the reimbursement for certain COVID-19 molecular tests making use of high-throughput technologies developed by the private sector that allow for increased testing capacity, faster results, and more effective means of combating the spread of the virus to $100 per test, effective April 14, 2020. In October 2020, CMS announced that, beginning January 1, 2021, Medicare will change the base reimbursement rate for COVID-19 diagnostic tests run on high-throughput technologies to $75 per test with an additional payment of $25 per test if certain additional requirements are met. In conjunction with our trade association, we are currently reviewing how this reimbursement policy will impact laboratories and the patients we serve.

    In order to mitigate the impact that the COVID-19 pandemic had on our business, we implemented a series of temporary actions in April 2020 to manage our workforce costs and preserve cash including temporary salary reductions; suspension of certain benefits; reduced hours for employees whose work has significantly declined; and approved furloughs for employees with diminished work requirements who expressed an interest. As our testing volumes started to recover, we recalled the vast majority of employees from furlough and reinstated full working hours for almost all employees who were asked to work reduced hours. By the end of the third quarter of 2020, salaries were restored for all exempt employees that had temporary salary reductions.

    We believe the COVID-19 pandemic’s impact on our consolidated results of operations, financial position and cash flows will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. healthcare system and the U.S. economy; and the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic. We may also be impacted by changes in the severity of the COVID-19 pandemic at different times in the various cities and regions where we operate and offer services. Even after the COVID-19 pandemic has moderated and the business and social distancing restrictions have eased, we may continue to experience similar effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment that may persist. In the longer term, given the many challenges that hospitals will face, we may have more opportunities to partner with hospitals to help achieve their laboratory strategies, and the COVID-19 pandemic may also be a further catalyst for consolidation in the laboratory testing industry.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

    In March 2020, in response to the COVID-19 pandemic, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain payroll tax credits associated with the retention of employees. Beginning in the second quarter of 2020, we started taking advantage of the temporary suspension of payment requirements for the employer portion of Social Security taxes.

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
•appropriating $100 billion to health care providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic. In April 2020 and August 2020, we received approximately $65 million and $73 million, respectively, of funds that were distributed to healthcare providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic under the CARES Act. In October 2020, we announced that we plan to return the entire $138 million of funds received. During the three months ended June 30, 2020, we recognized $65 million in other operating expense (income), net related to the first tranche of funds. During the three months ended September 30, 2020, we reversed the $65 million of funds that had previously been recognized in other operating expense (income), net. As of September 30, 2020, no amounts are recorded in our year-to-date consolidated statement of operations and the entire $138 million of funds that we intend to return are recorded in accounts payable and accrued expenses on our consolidated balance sheet; and
•suspending Medicare sequestration from May 2020 to December 2020. The suspension of the Medicare sequestration has resulted in a small benefit to us in the form of higher reimbursement rates for diagnostic testing services performed on behalf of Medicare beneficiaries.

Retirement of Debt

    During January 2020, we redeemed in full the outstanding indebtedness under our senior notes due January 2020 and senior notes due March 2020 using proceeds from the issuance, in December 2019, of the 2.95% senior notes due June 2030, along with cash on hand. For the nine months ended September 30, 2020, we recorded a loss on retirement of debt, principally comprised of premiums paid, of $1 million in other income, net.

Senior Notes Offering

    During May 2020, we completed a senior notes offering, consisting of $550 million aggregate principal amount of 2.80% senior notes due June 2031 (the “2031 Senior Notes”), which were issued at an original issue discount of $1 million. In October 2020, we issued a redemption notice to the holders of our $550 million aggregate principal amount of 4.70% senior notes due April 2021, to redeem such notes in November 2020. We intend to use the net proceeds from the 2031 Senior Notes, along with cash on hand, to satisfy the redemption.

    For further details regarding our debt, see Notes 8 and 18 to the interim unaudited consolidated financial statements.

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

Acquisition of the Remaining 56% Interest in Mid America Clinical Laboratories, LLC

    On August 1, 2020, we completed the acquisition of the remaining 56% interest in Mid America Clinical Laboratories, LLC ("MACL") from our joint venture partners in an all cash transaction for $93 million, net of $18 million cash acquired. MACL is the largest independent clinical laboratory provider in Indiana. Prior to the acquisition, we accounted for our 44% interest in MACL as an equity method investment which was remeasured to its fair value of $87 million on the acquisition date, resulting in a gain of $70 million that was recognized in other income, net in the consolidated statements of operations. As a result of the acquisition, MACL became our wholly owned subsidiary. The acquired business is included in our DIS business.

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

    For the nine months ended September 30, 2020, we incurred $34 million of pre-tax charges under our Invigorate program primarily consisting of systems conversion and integration costs, all of which result in cash expenditures. Additional restructuring charges may be incurred in future periods as we identify additional opportunities to achieve further cost savings.

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

    Revenues and accounts receivable associated with DIS

    The process for estimating revenues and the ultimate collection of receivables associated with our DIS business involves significant assumptions and judgments. We recognize as revenue the amount of consideration to which we expect to be entitled primarily upon completion of the testing process, when results are reported, or when services have been rendered. We estimate the amount of consideration we expect to be entitled to receive from customer groups, using the portfolio approach, in exchange for providing services. These estimates include the impact of contractual allowances, including payer denials, and price concessions. The portfolios determined using the portfolio approach consist of the following customers:

•Healthcare Insurers
•Government Payers (Medicare and Medicaid programs)
•Client Payers
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

    Although we believe that our estimates for contractual allowances and patient price concessions as well as our allowance for credit losses are appropriate, it is possible that we will experience an impact on cash collections as a result of the impact of the COVID-19 pandemic. For further details on revenue and receivables, see Note 15 to the interim unaudited consolidated financial statements.

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
    On a quarterly basis, we perform a review of our business to determine if events or changes in circumstances have occurred that indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an impairment test of goodwill and record any noted impairment loss. In conjunction with the preparation of our September 30, 2020 financial statements, we performed such review and concluded that no impairment test was necessary. However, should the impact of the COVID-19 pandemic be significantly worse than currently expected, it is possible that we could incur impairment charges in the future.
Impact of New Accounting Standards

    The adoption of new accounting standards is discussed in Note 2 to the interim unaudited consolidated financial statements.

    The impact of recent accounting pronouncements not yet effective on our consolidated financial statements is discussed in Note 2 to the interim unaudited consolidated financial statements.

Results of Operations

    The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$2,709	$1,877	$832	44.3%	$6,217	$5,561	$656	11.8%
DS businesses	77	79	(2)	(1.9)	218	239	(21)	(8.6)
Total net revenues	$2,786	$1,956	$830	42.5%	$6,435	$5,800	$635	11.0%

Operating costs and expenses and other operating income:
Cost of services	$1,580	$1,264	$316	25.0%	$4,071	$3,773	$298	7.9%
Selling, general and administrative	396	362	34	9.5	1,103	1,108	(5)	(0.4)
Amortization of intangible assets	27	23	4	12.8	77	72	5	5.9
Other operating expense (income), net	65	(6)	71	NM	8	(21)	29	NM
Total operating costs and expenses, net	$2,068	$1,643	$425	25.9%	$5,259	$4,932	$327	6.6%

Operating income	$718	$313	$405	129.5%	$1,176	$868	$308	35.5%

Other income (expense):
Interest expense, net	$(42)	$(44)	$2	(3.3)%	$(124)	$(133)	$9	(6.6)%
Other income, net	77	1	76	NM	74	13	61	NM
Total non-operating income (expense), net	$35	$(43)	$78	NM	$(50)	$(120)	$70	NM

Income tax expense	$(177)	$(62)	$(115)	187.2%	$(269)	$(175)	$(94)	54.0%

Effective income tax rate	23.7%	22.9%			23.9%	23.4%

Equity in earnings of equity method investees, net of taxes	$15	$18	$(3)	(9.1)%	$33	$48	$(15)	(29.9)%

Amounts attributable to Quest Diagnostics’ common stockholders:
Income from continuing operations	$568	$215	$353	164.7%	$852	$585	$267	45.6%
Income from discontinued operations, net of taxes	$—	$—	$—	NM	$—	$20	$(20)	NM

Diluted earnings per common share from continuing operations attributable to Quest Diagnostics' common stockholders	$4.14	$1.56	$2.58	164.6%	$6.25	$4.27	$1.98	46.0%

NM - Not Meaningful

    The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues:
DIS business	97.2%	96.0%	96.6%	95.9%
DS businesses	2.8	4.0	3.4	4.1
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	56.7%	64.6%	63.3%	65.1%
Selling, general and administrative	14.2	18.5	17.1	19.1
Amortization of intangible assets	1.0	1.2	1.2	1.2
Other operating expense (income), net	2.3	(0.3)	0.1	(0.4)
Total operating costs and expenses, net	74.2%	84.0%	81.7%	85.0%

Operating income	25.8%	16.0%	18.3%	15.0%

    Operating Results

    Results for the three months ended September 30, 2020 were affected by certain items that on a net basis reduced diluted earnings per share by $0.17 as follows:

•net pre-tax charges of $69 million (charges of $65 million in other operating expense (income), net, $3 million in cost of services and $1 million in equity in earnings of equity method investees, net of taxes), or $0.39 per diluted share, representing the impact of certain items resulting from the COVID-19 pandemic, including the reversal of $65 million of income previously recognized during the second quarter of 2020 attributable to the receipt of funds from the government that were appropriated to healthcare providers under the CARES Act and, to a lesser extent, incremental costs incurred primarily to protect the health and safety of our employees and customers;
•pre-tax amortization expense of $30 million ($27 million in amortization of intangible assets and $3 million in equity in earnings of equity method investees, net of taxes) or $0.16 per diluted share; and
•pre-tax charges of $18 million ($11 million in cost of services and $7 million in selling, general and administrative expenses), or $0.10 per diluted share, representing costs primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; partially offset by
•a pre-tax gain of $70 million, or $0.46 per diluted share, recognized in other income, net based on the difference between the fair value and the carrying value of an equity interest; and
•excess tax benefits associated with stock-based compensation arrangements of $3 million, or $0.02 per diluted share, recorded in income tax expense.

    Results for the nine months ended September 30, 2020 were affected by certain items that on a net basis reduced diluted earnings per share by $0.44 as follows:

•pre-tax amortization expense of $86 million ($77 million in amortization of intangible assets and $9 million in equity in earnings of equity method investees, net of taxes) or $0.47 per diluted share;
•pre-tax charges of $52 million ($38 million of charges in cost of services, $8 million of charges in selling, general and administrative expenses and $8 million of charges in other operating expense (income), net, partially offset by a $2 million gain in equity in earnings of equity method investees, net of taxes), or $0.29 per diluted share, representing the impact of certain items resulting from the COVID-19 pandemic, principally including expense associated with a one-time payment to eligible employees to help offset expenses they incurred as a result of COVID-19, certain asset impairment charges, and incremental costs incurred primarily to protect the health and safety of our employees and customers; and
•pre-tax charges of $43 million ($21 million in cost of services and $22 million in selling, general and administrative expenses), or $0.25 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; partially offset by
•a pre-tax gain of $70 million, or $0.46 per diluted share, recognized in other income, net based on the difference between the fair value and the carrying value of an equity interest; and

•excess tax benefits associated with stock-based compensation arrangements of $15 million, or $0.11 per diluted share, recorded in income tax expense.

    Results for the three months ended September 30, 2019 were affected by certain items that on a net basis reduced diluted earnings per share by $0.20 as follows:

•pre-tax amortization expense of $25 million ($23 million in amortization of intangible assets and $2 million in equity in earnings of equity method investees, net of taxes) or $0.14 per diluted share; and
•pre-tax charges of $16 million ($7 million in cost of services and $9 million in selling, general and administrative expenses), or $0.09 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; partially offset by
•a net pre-tax gain of $3 million (a $7 million gain in other operating expense (income), net partially offset by a $4 million charge in selling, general and administrative expenses), or $0.01 per diluted share, primarily due to a gain associated with the decrease in the fair value of the contingent consideration accrual associated with a previous acquisition partially offset by costs incurred related to a data security incident, and
•excess tax benefits associated with stock-based compensation arrangements of $3 million, or $0.02 per diluted share, recorded in income tax expense.

    Results for the nine months ended September 30, 2019 were affected by certain items that on a net basis reduced diluted earnings per share by $0.62 as follows:

•pre-tax amortization expense of $84 million ($72 million in amortization of intangible assets and $12 million in equity in earnings of equity method investees, net of taxes) or $0.46 per diluted share; and
•pre-tax charges of $64 million ($29 million in cost of services and $35 million in selling, general and administrative expenses), or $0.35 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; partially offset by
•a net pre-tax gain of $17 million (a $22 million gain in other operating expense (income), net partially offset by a $5 million charge in selling, general and administrative expenses), or $0.11 per diluted share, primarily due to a gain associated with an insurance claim for hurricane related losses, and a gain associated with the decrease in the fair value of the contingent consideration accruals associated with previous acquisitions, partially offset by non-cash asset impairment charges, and costs incurred related to a data security incident, and
•excess tax benefits associated with stock-based compensation arrangements of $11 million, or $0.08 per diluted share, recorded in income tax expense.

    Net Revenues

    Net revenues for the three months ended September 30, 2020 increased by 42.5% compared to the prior year period.

    DIS revenues for the three months ended September 30, 2020 increased by 44.3% compared to the prior year period driven by demand for COVID-19 molecular and antibody testing, and, to a lesser extent, the impact of recent acquisitions, partially offset by a decline in testing volume in our base business (which excludes COVID-19 molecular and antibody testing). For the three months ended September 30, 2020:

•Organic revenue and acquisitions contributed approximately 41.8% and 2.5%, respectively, to DIS revenue growth compared to the prior year period.
•DIS volume increased by 19.7% with organic volume and acquisitions contributing approximately 16.6% and 3.1%, respectively. Organic volume growth was driven by demand for COVID-19 molecular testing, partially offset by declines in testing volumes in the base business. Testing volumes in the base business were negatively impacted by the COVID-19 pandemic and declined by 5% compared to the prior year period.
•Revenue per requisition increased by 20.9% compared to the prior year period primarily due to favorable mix, driven in large part by COVID-19 molecular testing; partially offset by reimbursement pressure, including unit price reductions associated with PAMA and all other sources, of approximately 1.7%.

    Net revenues for the nine months ended September 30, 2020 increased by 11.0% compared to the prior year period.

    DIS revenues for the nine months ended September 30, 2020 increased by 11.8% compared to the prior year period driven by demand for COVID-19 molecular and antibody testing, and, to a lesser extent, the impact of recent acquisitions, partially offset by a decline in testing volume in our base business. For the nine months ended September 30, 2020:

•Organic revenue and acquisitions contributed approximately 10.5% and 1.3%, respectively, to DIS revenue growth compared to the prior year period.

•DIS volume decreased by 0.1%, with organic volume down approximately 1.4%, partially offset by volume associated with recent acquisitions of 1.3%. Organic volume was negatively impacted by declines in testing volumes in the base business due to the COVID-19 pandemic, partially offset by COVID-19 molecular and antibody testing and, to a lesser extent, the impact of an extra business day in 2020 and the impact of weather in the prior year period, both of which favorably impacted the comparison by approximately 1.0%. Testing volumes in the base business declined approximately 14.4% for the nine months ended September 30, 2020 compared to the prior year period.
•Revenue per requisition increased by 12.4% compared to the prior year period primarily due to favorable mix, driven in large part by COVID-19 molecular testing; partially offset by reimbursement pressure, including unit price reductions associated with PAMA and all other sources, of approximately 1.8%.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    For the three months ended September 30, 2020, cost of services increased by $316 million compared to the prior year period. The increase was primarily driven by higher variable expenses related to increased testing volumes as well as test mix and a higher supply cost associated with COVID-19 testing, and higher performance-based compensation.

    For the nine months ended September 30, 2020, cost of services increased by $298 million compared to the prior year period. The increase was primarily driven by higher variable expenses related to test mix and a higher supply cost associated with COVID-19 testing, higher performance-based compensation, and incremental costs incurred related to the COVID-19 pandemic including expense associated with a one-time payment to eligible employees to help offset expenses they incurred as a result of COVID-19. These increases were partially offset by lower compensation and benefit costs as a result of a series of temporary actions implemented to manage our workforce costs.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    SG&A increased by $34 million for the three months ended September 30, 2020, compared to the prior year period, primarily driven by higher performance-based compensation costs, and higher costs associated with changes in the value of our deferred compensation obligations, partially offset by lower travel related costs.

    SG&A decreased by $5 million for the nine months ended September 30, 2020, compared to the prior year period primarily driven by lower compensation and benefit costs as a result of a series of temporary actions implemented to manage our workforce costs, lower travel related costs, lower costs associated with our Invigorate program, and lower costs associated with changes in the value of our deferred compensation obligations, partially offset by higher performance-based compensation costs.

    The change in the value of our deferred compensation obligations is largely offset by gains or losses due to the changes in the value of the associated investments, which are recorded in other income, net. For further details regarding our deferred compensation plans, see Note 17 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

    Amortization Expense

    For the three and nine months ended September 30, 2020, amortization expense increased by $4 million and $5 million, respectively, compared to the prior year periods as a result of recent acquisitions.

    Other Operating Expense (Income), Net

    Other operating expense (income), net includes miscellaneous income and expense items and other charges related to operating activities.

    For the three months ended September 30, 2020, other operating expense (income), net primarily represents the reversal of $65 million of income that was previously recognized during the three months ended June 30, 2020 relating to the receipt of funds that were appropriated to healthcare providers under the CARES Act (see Note 11 to the interim unaudited consolidated financial statements).

    For the nine months ended September 30, 2020, other operating expense (income), net primarily represents impairment charges due to the impact of the COVID-19 pandemic.

    For the three months ended September 30, 2019, other operating expense (income), net primarily represents a gain associated with the decrease in the fair value of a contingent consideration accrual associated with a previous acquisition.

    For the nine months ended September 30, 2019, other operating expense (income), net includes a $12 million gain associated with an insurance claim for hurricane related losses and a $12 million gain associated with the decrease in the fair value of the contingent consideration accruals associated with previous acquisitions, partially offset by non-cash asset impairment charges of $2 million.

    Interest Expense, Net

    Interest expense, net decreased for both the three and nine months ended September 30, 2020 compared to the prior year periods, primarily driven by lower interest rates associated with our variable rate indebtedness, partially offset by higher average outstanding indebtedness.

    Other Income, Net

    Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the three and nine months ended September 30, 2020, other income, net increased by $76 million and $61 million, respectively, compared to the prior year periods. For the three months ended September 30, 2020, the increase was primarily due to a $70 million gain recognized as a result of the remeasurement of our previously held equity interest in MACL to fair value (see Note 5 to the interim unaudited consolidated financial statements) and higher gains associated with investments in our deferred compensation plans compared to the prior year period. For the nine months ended September 30, 2020, the increase was primarily due to a $70 million gain recognized as a result of the remeasurement of our previously held equity interest in MACL to fair value (see Note 5 to the interim unaudited consolidated financial statements), partially offset by lower gains associated with investments in our deferred compensation plans compared to the prior year period.

    Income Tax Expense

    Income tax expense for the three months ended September 30, 2020 and 2019 was $177 million and $62 million, respectively. Income tax expense for the nine months ended September 30, 2020 and 2019 was $269 million and $175 million, respectively. The increase in income tax expense for both the three and nine months ended September 30, 2020 compared to the prior year period was primarily driven by an increase in income from continuing operations before income taxes and equity in earnings of equity method investees.

    For the three months ended September 30, 2020 and 2019, the effective income tax rate was 23.7% and 22.9%, respectively. The effective income tax rate for the three months ended September 30, 2020, benefited from a lower effective income tax rate associated with a $70 million gain recognized as a result of the remeasurement of our previously held equity interest in MACL to fair value; and $3 million of excess tax benefits associated with stock-based compensation arrangements. The effective income tax rate for the three months ended September 30, 2019 benefited from a $6 million income tax benefit due to the release of a valuation allowance associated with net operating loss carryforwards; and $3 million of excess tax benefits associated with stock-based compensation arrangements.

    For the nine months ended September 30, 2020 and 2019, the effective income tax rate was 23.9% and 23.4%, respectively. The effective income tax rate for the nine months ended September 30, 2020, benefited from a lower effective income tax rate associated with a $70 million gain recognized as a result of the remeasurement of our previously held equity interest in MACL to fair value; and $15 million of excess tax benefits associated with stock-based compensation arrangements. The effective income tax rate for the nine months ended September 30, 2019 benefited from $11 million of excess tax benefits associated with stock-based compensation arrangements; and a $10 million income tax benefit due to the release of valuation allowances associated with net operating loss carryforwards.

    The effective income tax rate associated with the $70 million gain recognized as a result of the remeasurement of our previously held equity interest in MACL to fair value was 11.8% due to a permanent difference in the financial reporting and tax basis of goodwill.

    For both the three and nine months ended September 30, 2020, we utilized the most likely estimate of our annual income before taxes to determine the annual effective income tax rate for 2020. As a result of uncertainty associated with the impact of the COVID-19 pandemic, it is possible that we will experience variability in the annual projections and, as a result, the annual effective income tax rate.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    Equity in earnings of equity method investees, net of taxes decreased for the three and nine months ended September 30, 2020 by $3 million and $15 million, respectively, compared to the prior year periods primarily due to the impact of the COVID-19 pandemic on our equity method investees.

    Discontinued Operations

    During the third quarter of 2006, we completed the wind down of Nichols Institute Diagnostics ("NID"), a test kit manufacturing subsidiary, which has been classified as discontinued operations for the nine months ended September 30, 2019. Income from discontinued operations, net of taxes, for the nine months ended September 30, 2019 includes discrete tax benefits of $20 million associated with the favorable resolution of certain tax contingencies related to NID.

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

    As of September 30, 2020 and December 31, 2019, the fair value of our debt was estimated at approximately $5.2 billion and $5.1 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of September 30, 2020 and December 31, 2019, the estimated fair value exceeded the carrying value of the debt by $609 million and $313 million, respectively. A hypothetical 10% increase in interest rates (representing 17 basis points as of September 30, 2020 and 28 basis points as of December 31, 2019) would potentially reduce the estimated fair value of our debt by approximately $84 million and $100 million as of September 30, 2020 and December 31, 2019, respectively.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either a rate that is intended to approximate commercial paper rates for highly rated issuers, or LIBOR, plus a spread. As of September 30, 2020, interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings and our leverage ratio. As such, our borrowing cost under this credit arrangement will be subject to fluctuations in interest rates, our leverage ratio and changes in our credit ratings. As of September 30, 2020, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly rated issuers, or LIBOR, plus a spread of 0.70% to 0.725%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. During October 2020, we amended the secured receivables credit facility and the borrowing rates are now based on commercial paper rates for highly rated issuers, or LIBOR, plus a spread of 0.825% to 0.95%. As of September 30, 2020, there were no borrowings outstanding under either our $600 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility. The amendment to the secured receivables credit facility did not change the total borrowing capacity under the facility.

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

    For further details regarding our outstanding debt, see Notes 8 and 18 to the interim unaudited consolidated financial statements and Note 13 to the audited consolidated financial statements included in our 2019 Annual Report on Form 10-K. For details regarding our financial instruments and hedging activities, see Note 9 to the interim unaudited consolidated financial statements and Note 15 to the audited consolidated financial statements included in our 2019 Annual Report on Form 10-K.

    Risk Associated with Investment Portfolio

    Our investment portfolio includes equity investments comprised primarily of strategic holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences and healthcare industries. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values are measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes; we regularly evaluate these equity investments to determine if there are any indicators that the investment is impaired. The carrying value of our equity investments that do not have readily determinable fair values was $25 million as of September 30, 2020.

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

    In conjunction with the preparation of our September 30, 2020 financial statements, we considered whether the carrying values of such investments were impaired and concluded that no such impairment existed. However, should the impact of the COVID-19 pandemic be worse than currently expected, it is possible that we could incur impairment charges in the future.

Liquidity and Capital Resources

	Nine Months Ended September 30,		Change
	2020	2019
	(dollars in millions)
Net cash provided by operating activities	$1,464	$895	$569
Net cash used in investing activities	(604)	(311)	(293)
Net cash used in financing activities	(447)	(285)	(162)
Net change in cash and cash equivalents and restricted cash	$413	$299	$114

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments. Cash and cash equivalents as of September 30, 2020 totaled $1,605 million, compared to $1,192 million as of December 31, 2019.

    As of September 30, 2020, approximately 2% of our $1,605 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the nine months ended September 30, 2020 and 2019 was $1,464 million and $895 million, respectively. The $569 million increase in net cash provided by operating activities for the nine months ended September 30, 2020, compared to the prior year period was primarily a result of:

•higher operating income in 2020 as compared to 2019;
•$138 million of proceeds that we received in 2020 from funds that were appropriated to healthcare providers under the CARES Act (during October 2020 we announced our plan to return such funds);
•timing of movements in our working capital accounts including as a result of the temporary suspension of certain payment requirements for the employer portion of Social Security taxes; and
•$40 million of proceeds received in 2020 from the termination of interest rate swaps; partially offset by
•higher performance-based compensation payments in 2020 compared to 2019; and

•a $28 million refund received in the prior year period from the taxing authorities associated with the favorable resolution of certain tax contingencies related to a discontinued operation.

    Days sales outstanding, a measure of billing and collection efficiency, was 47 days as of September 30, 2020, 54 days as of December 31, 2019 and 52 days as of September 30, 2019. The decrease in DSO is partially due to recent fluctuations in our monthly revenue due to the impact of the COVID-19 pandemic. Although we believe that our current revenue reserves and allowance for credit losses are appropriate, it is possible that we will experience an impact on cash collections as a result of the impact of the COVID-19 pandemic.

    Cash Flows from Investing Activities

    Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 was $604 million and $311 million, respectively. This $293 million increase in cash used in investing activities for the nine months ended September 30, 2020, compared to the prior year period was primarily a result of:

•a $273 million increase in net cash paid for business acquisitions; and
•a $28 million increase in capital expenditures.

    Cash Flows from Financing Activities

    Net cash used in financing activities for the nine months ended September 30, 2020 and 2019 was $447 million and $285 million, respectively. This $162 million increase in cash used in financing activities for the nine months ended September 30, 2020, compared to the prior year period was primarily a result of:

•$253 million of net debt repayments (repayments of debt less proceeds from borrowings) in 2020 compared to $36 million of net borrowings in 2019; partially offset by
•a $78 million decrease in repurchases of our common stock (see "Share Repurchase Program" for further details); and
•a $46 million increase in proceeds from the exercise of stock options, which was a result of an increase in the volume of stock options exercised and the average exercise price compared to the prior year.

    During the nine months ended September 30, 2020, we completed the issuance of the 2031 Senior Notes. Additionally, during the nine months ended September 30, 2020, we redeemed in full the outstanding indebtedness under our senior notes due January 2020 and senior notes due March 2020 using proceeds from the issuance, in December 2019, of the 2.95% senior notes due June 2030, along with cash on hand. During the nine months ended September 30, 2020, we borrowed $100 million under our secured receivables credit facility and $100 million under our senior unsecured revolving credit facility, both of which were repaid prior to September 30, 2020.

    During the nine months ended September 30, 2019, we completed the issuance of the senior notes due June 2029 and repaid in full our $300 million senior notes due April 1, 2019 at maturity. In addition, there were $985 million in cumulative borrowings under the secured receivables credit facility primarily associated with working capital requirements as well as the funding of our 2019 acquisition and $1,145 million in repayments under our secured receivables credit facility. During the nine months ended September 30, 2019, there were no borrowings under our senior unsecured revolving credit facility.

    Dividend Program

    During each of the first three quarters of 2020, our Board of Directors declared a quarterly cash dividend of $0.56 per common share. During each of the four quarters of 2019, our Board of Directors declared a quarterly cash dividend of $0.53 per common share.

    Share Repurchase Program

    As of September 30, 2020, $1.2 billion remained available under our share repurchase authorizations; however, in April 2020, we temporarily suspended additional share repurchases under the existing authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the nine months ended September 30, 2020, we repurchased 0.7 million shares of our common stock for $75 million.

    For the nine months ended September 30, 2019, we repurchased 1.6 million shares of our common stock for $150 million.

    Contractual Obligations and Commitments

    The following table summarizes certain of our contractual obligations as of September 30, 2020:

	Payments due by period
Contractual Obligations	Total	Remainder of 2020	1-3 years	4-5 years	After 5 years
	(dollars in millions)
Outstanding debt	$4,526	$—	$551	$300	$3,675
Finance lease obligations	31	1	5	4	21
Interest payments on outstanding debt	1,716	60	321	301	1,034
Operating leases	748	41	335	215	157
Purchase obligations	1,677	86	625	494	472
Total contractual obligations	$8,698	$188	$1,837	$1,314	$5,359

    A description of the terms of our indebtedness and related debt service requirements and future payments of our outstanding debt is contained in Note 8 to the interim unaudited consolidated financial statements and Note 13 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

    Interest payments on our outstanding debt include interest associated with finance lease obligations and have been calculated using the interest rates as of September 30, 2020 applied to the September 30, 2020 balances, which are assumed to remain outstanding through their maturity dates.

    Operating lease obligations include variable charges (primarily maintenance fees and utilities associated with our real estate leases) in effect as of September 30, 2020. A discussion and analysis regarding our operating lease obligations is contained in Note 14 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

    Purchase obligations include our noncancelable commitments to purchase products or services as described in Note 18 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

    As of September 30, 2020, our total liabilities associated with unrecognized tax benefits were approximately $79 million, which were excluded from the table above. We expect that these liabilities may decrease by less than $10 million within the next twelve months, primarily as a result of payments, settlements, expiration of statutes of limitations and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 8 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass"), we granted UMass the right to require us to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of September 30, 2020, the fair value of the redeemable noncontrolling interest on the interim unaudited consolidated balance sheet was $80 million, which was excluded from the table above. Since the redemption of the noncontrolling interest is outside of our control, we cannot make a reasonably reliable estimate of the timing of the future payment, if any, of the redeemable noncontrolling interest. For further details regarding the redeemable noncontrolling interest, see Note 10 to the interim unaudited consolidated financial statements and Note 16 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

    Equity Method Investees

    Our equity method investees primarily consist of our clinical trials central laboratory services joint venture and our diagnostic information services joint venture, which are accounted for under the equity method of accounting. Our investment in equity method investees is less than 5% of our consolidated total assets. Our proportionate share of income before income taxes associated with our equity method investees is less than 5% of our consolidated income from continuing operations before income taxes and equity in earnings of equity method investees. We partially guarantee a lease obligation of one of our equity method investees, payment under such guarantee is not likely at this time and we have no other material unconditional obligations or guarantees to, or in support of, our equity method investees and their operations.

    In conjunction with the preparation of our September 30, 2020 financial statements, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed. However, should the impact of the COVID-19 pandemic be worse than currently expected, it is possible that we could incur impairment charges in the future.

    For further details regarding related party transactions with our equity method investees, see Note 14 to the interim unaudited consolidated financial statements and Note 20 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

    Requirements and Capital Resources

    We estimate that we will invest approximately $400 million during 2020 for capital expenditures, to support and grow our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including our new multi-year laboratory construction in New Jersey, and additional investments in our advanced and consumer growth strategies.

    Together with the Quest Diagnostics Foundation, we launched a multi-year initiative to reduce health disparities in underserved communities, including those impacted by the COVID-19 pandemic. As part of this initiative, we plan to donate testing services and fund a range of initiatives estimated to total more than $100 million aimed at improving access to testing and awareness of the value of diagnostic insights in managing overall health.

    In April 2020 and August 2020, we received approximately $65 million and $73 million, respectively, of funds from the government that were distributed to healthcare providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic under the CARES Act. During October 2020, we announced our plan to return the entire $138 million of funds received.

    As of September 30, 2020, we had $1.3 billion of borrowing capacity available under our existing credit facilities, including $529 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no outstanding borrowings under these credit facilities as of September 30, 2020. The secured receivables credit facility includes a $250 million loan commitment which matures in October 2021, and a $250 million loan commitment and a $100 million letter of credit facility which mature in October 2022. The senior unsecured revolving credit facility matures in March 2023. For further details regarding the credit facilities, see Note 13 to the audited consolidated financial statements in our 2019 Annual Report on Form 10-K and Notes 8 and 18 to the interim unaudited consolidated financial statements.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of September 30, 2020, we were in compliance with all such applicable financial covenants.

    We believe that the COVID-19 pandemic has had and may continue to have an impact our consolidated results of operations, financial position, and cash flows, including declines in testing volumes for our base business (which excludes COVID-19 molecular and antibody testing), the extent of which will continue to be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. healthcare system and the U.S. economy; and the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic. It is also possible that we will experience an impact on cash collections of our accounts receivable as a result of the impact of the COVID-19 pandemic.

    We took certain actions to preserve liquidity. We temporarily suspended share repurchases under our existing share repurchase authorization, and, in April 2020, implemented a series of temporary actions to manage our workforce costs.

    In addition, we took certain steps to ensure adequate access to liquidity. In April 2020, we entered into an amendment to our senior unsecured revolving credit facility in order to provide for increased flexibility. Pursuant to the amendment, the leverage ratio covenant was increased as follows:

As of:	Applicable Covenant:
September 30, 2020	no more than 5.5 times EBITDA
December 31, 2020	no more than 6.5 times EBITDA
March 31, 2021	no more than 6.25 times EBITDA
June 30, 2021	no more than 4.5 times EBITDA

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

    In addition, in May 2020, we completed a senior notes offering, consisting of $550 million aggregate principal amount of 2.80% senior notes due June 2031, which were issued at an original issue discount of $1 million. In October 2020, we issued a redemption notice to the holders of our $550 million aggregate principal amount of 4.70% senior notes due April 2021, to redeem such notes in November 2020. We intend to use the net proceeds from the 2031 Senior Notes, along with cash on hand, to satisfy the redemption.

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

    During the third quarter of 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    See Note 12 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 1A. Risk Factors

    Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 include a discussion of our risk factors. There have been no material changes in the risk factors described in those reports.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2020.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2020 – July 31, 2020
Share Repurchase Program (A)	—	$—	—	$1,167,138
Employee Transactions (B)	—	$—	N/A	N/A
August 1, 2020 – August 31, 2020
Share Repurchase Program (A)	—	$—	—	$1,167,138
Employee Transactions (B)	875	$120.58	N/A	N/A
September 1, 2020 – September 30, 2020
Share Repurchase Program (A)	—	$—	—	$1,167,138
Employee Transactions (B)	—	$—	N/A	N/A
Total
Share Repurchase Program (A)	—	$—	—	$1,167,138
Employee Transactions (B)	875	$120.58	N/A	N/A

(A)Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $9 billion of share repurchases of our common stock through September 30, 2020. The share repurchase authorization has no set expiration or termination date.

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

Item 6.Exhibits

    Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

10.1	Amendment No. 6 to The Profit Sharing Plan of Quest Diagnostics Incorporated

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20200930.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20200930_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20200930_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20200930_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20200930_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 23, 2020
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
Chairman, Chief Executive Officer
and President

By	/s/ Mark J. Guinan
Mark J. Guinan
Executive Vice President and
Chief Financial Officer