Form 10-K
period 2020-12-31
QUEST DIAGNOSTICS INC
filed 2021-02-22
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [☐ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [☒]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No      X

As of June 30, 2020, the aggregate market value of the approximately 134 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $15.2 billion, based on the closing price on such date of the registrant's Common Stock on the New York Stock Exchange.
As of January 31, 2021, there were outstanding 133,454,761 shares of the registrant’s common stock, $.01 par value.

Documents Incorporated by Reference	Part of Form 10-K into which incorporated
Document
Portions of the registrant's Proxy Statement to be filed by April 30, 2021	Part III
Such Proxy Statement, except for the portions thereof which have been specifically incorporated by reference, shall not be deemed “filed” as part of this report on Form 10-K.

i

    The discussion in Item 1 below includes several defined terms:

ACA - Affordable Care Act
ACO - Accountable Care Organization
CAP - The College of American Pathologists
CARES Act - Coronavirus Aid, Relief and Economic Security Act
CLIA - Clinical Laboratory Improvement Act
CMS - Centers for Medicare and Medicaid Services
DCE - Direct Contract Entity
FDA - U.S. Food and Drug Administration
FQHC - Federally Qualified Health Center
HHS - U. S. Department of Health and Human Services
IDN - Independent Delivery Network (including hospital health systems)
IPA - Independent Physician Association
LAB Act - Laboratory Access for Beneficiaries Act
LDT - Laboratory-Developed Test
PAMA - The Protecting Access to Medicare Act of 2014

    The discussion also includes several tables, indexed in the following guide.

Guide to Tables
Services Portfolio	Table 1
Approaches to Accelerate Growth	Table 2
Key Professional Laboratory Services Offerings	Table 3
Clinical Franchises	Table 4
Consumer-Centric Initiatives	Table 5
Major Themes to Drive Operational Excellence	Table 6
Our Strengths	Table 7
Assets and Capabilities	Table 8
2020 Net Revenues	Table 9
Clinical Testing Industry	Table 10
Key Trends	Table 11
Reducing Healthcare Costs and Improving Care	Table 12
Customers	Table 13
Potential Factors Considered When Selecting a Diagnostics Information Services Provider	Table 14
2020 Medicare and Medicaid Revenues as % of Consolidated Net Revenues	Table 15
Key Regulatory Schemes	Table 16
Information Available at Our Corporate Governance Webpage	Table 17
Executive Officers	Table 18

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

    During 2020, we generated net revenues of $9.4 billion. Additional financial information concerning Quest Diagnostics for each of the years ended December 31, 2020, 2019 and 2018 is included in the consolidated financial statements and notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

    Our vision, aspirational goals and values are set forth below.

    We believe that our vision, aspirational goals and strategy align very well with, and our strong value proposition supports, the triple aim of healthcare: improving medical quality and the patient experience while reducing the cost of care.

    In 2020, Quest Diagnostics was at the forefront of the response to the COVID-19 pandemic, playing a pivotal role to broaden access to laboratory insights to help people lead healthier and safer lives. We provided both molecular diagnostic and antibody serology tests to aid in the diagnosis of COVID-19 and the detection of immune response to the virus, and performed over 30 million of these tests. Beginning in March 2020, we worked closely with federal, state and local governments, healthcare organizations, payers, suppliers, retailers, trade associations and other laboratories in the effort to bring as much COVID-19 testing as possible to the American people. We also provided data on COVID-19 testing that we conducted to federal, state and local public health authorities, including the federal Centers for Disease Control and Prevention, and participated in studies with government and private institutions, aiding COVID-19 public health response and research. All of our employees, including our dedicated laboratory professionals, phlebotomists, air fleet team, and couriers take tremendous pride in the role we played and worked tirelessly to help patients and communities access quality COVID-19 testing.

    During 2020, we also saw how underserved communities were disproportionately impacted by COVID-19 with tragic consequences. With the Quest Diagnostics Foundation, we launched Quest for Health Equity, a $100 million-plus initiative to reduce health disparities in underserved communities. This multi-year initiative, which will focus on people of color, elderly and homeless populations in locations throughout the United States, will provide a combination of testing services, education programs, alliances and financial support to efforts seeking to find new ways to address health disparities.

    Our approach to fighting the pandemic has been rooted in our vision of empowering better health through diagnostic insights. We believe that the challenges we are facing from the COVID-19 pandemic have brought us together, made us a stronger company and will help us capture the substantial opportunities in front of us.

OUR STRATEGY

    We have a two-point business strategy, reviewed by our Board of Directors, to achieve our vision and our goals.

Accelerate Growth

Our strategy to accelerate revenue growth is based on the Company’s portfolio of services.
Services Portfolio (Table 1)
Activity	Key Characteristics	At A Glance	Quest Value Proposition
General Diagnostics	Testing services generating strong cash flows and steady growth	• Routine and non-routine testing services • Largest revenue stream • Essential portion of healthcare delivery	• Scale • Operational excellence • Access and convenience
Advanced Diagnostics	Testing services targeting faster growth through innovation testing model	• Genetic and advanced molecular testing services • An important part of precision medicine • Innovation-based competitors	• Rich clinical, scientific and medical innovation expertise • Quality and reliability of new assays • Ability to manage potential new regulatory requirements
Diagnostic Services	Laboratory and data-related healthcare opportunities targeting faster growth
• Enables partners to deliver healthcare more efficiently (e.g., risk assessment; Professional Laboratory Services; Employer Population Health)
• Services to support population health (e.g., data analytics; extended care services)
• Extensive diagnostic capability • Large and growing database and analytics expertise • Partnerships with industry leaders across healthcare landscape

We have identified the following five approaches to accelerate growth.
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

    1. Growing through acquisitions. We have maintained a strategy since November 2018 to grow revenue each year by more than 2% compound annual growth rate through accretive, strategic acquisitions. Although the merger and acquisition environment significantly slowed in 2020 due to the COVID-19 pandemic, we were able to consummate important acquisitions during 2020. Our approach to acquisitions is discussed below under the heading Deliver disciplined capital deployment.

    2. Partnering with health plans, IDNs and other risk bearing entities. To help accelerate growth, we focus on large opportunities to partner with outside entities. We strengthen our relationships with health plans and increase the volume of our services for their members by driving value with employers and providing strong value propositions for members and clinicians. This includes building an information platform to help health plans manage utilization and population health, and enhancing processes to help health plans keep laboratory testing in network. For example, in 2020 we established a strategic relationship with Anthem to collaborate on a variety of outcomes-based programs designed to create an improved healthcare experience for consumers and healthcare providers, and we advanced our position with UnitedHealthcare in its Preferred Lab Network.

    We believe that the growing market challenges faced by IDNs, including continued price transparency, cost and utilization pressure, evolving healthcare payment models, capital needs, changing technology and limited resources, provides us with an opportunity to more effectively partner with them as they consider their laboratory testing strategy and will drive demand for our expertise. We have deployed a dedicated health systems team to strengthen our relationships with IDNs, including with respect to their reference testing. We provide reference testing for approximately half of the hospitals in the U.S., and are the leading provider of this testing in the country. In 2020, we logged a record amount of new Professional Laboratory Services business, representing larger and longer term agreements than in the past, and implemented new relationships with, among others, Memorial Hermann Health System, Hackensack Meridian Health, Montefiore Nyack Hospital and Goshen Hospital.

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

    3. Offering the broadest access to diagnostic innovation. Our diagnostic solutions deliver high clinical value to the medical community nationwide. We create value through scientific and product innovation and solution delivery for major clinical opportunities. Starting with a clinical focus on a specific disease state or clinical problem, we take advantage of advanced technology for more precise, comprehensive and actionable information, and deliver the information to the medical community in a meaningful way. We make innovative diagnostic solutions available to community physicians through our connectivity solutions, operational footprint and by making complex results actionable. We plan to expand our innovative diagnostic solutions through research and development, as well as partnerships with academic institutions, other technology and healthcare leaders and public health agencies. In 2020, our approach delivered numerous innovations, including those discussed below under the headings "Innovation" (page 9), "Collaboration" (page 10), "Medical and Scientific Expertise" (page 10) and "Health Information Technology Solutions and Information Assets" (page 10).

Our clinical franchises enable us to perform like a boutique while maintaining our scale advantages, and work with our research and development and commercial organizations to identify/deliver new and improved solutions.
Clinical Franchises (Table 4)
Cardiovascular, Metabolic and Endocrinology	Cancer Diagnostics
General Health and Wellness	Drug Monitoring and Toxicology
Infectious Diseases and Immunology	Sports Science and Human Performance
Neurology	Women’s and Reproductive Health

    The performance in 2020 of our Infectious Disease and Immunology franchise, which was leading our COVID-19 pandemic response, is an example of the power of our franchises.

    4. Being recognized as the consumer-friendly provider of choice of diagnostic information services. We are focused on the consumer. The Company has a long history of focusing on consumer interests, and continues to focus on improving the consumer experience, including through improved digitization and other enhancements of our operations. Examples of our strong consumer focus during 2020 include the strong growth in our QuestDirectTM consumer-initiated testing and establishing special hours at our patient service centers for non-COVID-19 testing to accommodate the needs of older and highly vulnerable patients. Our industry-leading Net Promoter Scores reflect our consumer focus.

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

• Consumers can choose from test packages (e.g., general health, men's and women's health, digestive health, heart health, infectious disease, sexually transmitted disease), which expanded in 2020 to include testing for COVID-19 with at-home specimen collection.

Consumer connectivity and access to information
• >14.5 million registered users in our MyQuest® health portal and mobile connectivity solution.

• During 2020, partnered with The Commons Project to make Quest lab results available for Android users through the CommonHealth app.

• MyQuest® supports Health Records using the Apple Health app.

• Using MyQuest,® consumers can manage healthcare for a group of individuals.

Expanded access to basic healthcare services	• Partnership with Walmart to expand access to basic healthcare services.
Self-collection technology	• Proprietary, consumer-friendly self-collection technology offered to consumers at home.
Consumer satisfaction	• We are measuring consumer satisfaction, including Net Promoter Score based on experience at our patient service centers.

    5. Supporting population health with data analytics and extended care services. We support population health by offering services (e.g., home-based health risk assessments and related services) designed to identify gaps in care in a population, provide clinical solutions to close the gaps and foster consumer engagement with a solution. Our services help healthcare providers, health plans, sponsors and IDNs deliver better care to their patient populations by identifying and filling gaps in care for their patient populations and by enabling them to deliver the most effective healthcare to the right populations and individuals. Our offerings leverage the power of our assets and capabilities (e.g., call centers; patient service centers; and mobile workforce, including professionals) and integrate our extensive clinical data, and include data analytics and extended care services. For example, Quest Lab StewardshipTM employs machine learning to help optimize laboratory test utilization.

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

    Improving our operations will yield many benefits, including: enhancing customer experience; improving our quality and competitiveness; strengthening our foundation for growth; and increasing employee engagement and shareholder value. We are building a superior experience, at lower cost, for all of our customers, including consumers, health plans, IDNs and clinicians. We endeavor to improve our processes and effectiveness at the same time. We are guided by a service dashboard that focuses throughout our operations on quality for consumers, healthcare providers and employees, including medical quality, on-time delivery, competitive costs and employee safety.

    During 2020, our focus on and strength in operational excellence enabled us to rapidly scale up COVID-19 testing capacity without sacrificing our other test offerings. We also made strong progress on our improvement initiatives. For example, we continued (i) consolidating and simplifying our immunoassay platforms, moving to a single supplier to provide greater throughput, autonomy and a more efficient footprint and (ii) optimizing our lab network through investments in our new 250,000 square foot flagship laboratory in Clifton, New Jersey, which we opened early in 2021 and will provide greater capacity, increased throughput and improved productivity.

    Our cost excellence program, Invigorate, includes structured plans to drive savings and improve performance across the value chain, including in such areas as revenue services, information technology and procurement. We currently aim annually to save approximately 3% of our costs. In 2020, we achieved our goal; our Invigorate program delivered approximately $200 million of cost savings.

OUR STRENGTHS

We offer high value diagnostic information services and diagnostic solutions that are attractive to our customers.
Our Strengths (Table 7)
Quality	Strong Operating Principles
Assets and Capabilities to Deliver Value	Health Information Technology Solutions and Information Assets
Innovation	Medical and Scientific Expertise
Collaboration	Customer Focus

    Quality

    Our goal is to provide every patient with services and products of superior quality. We strive to accomplish that through commitment, leadership, and establishing rigorous processes which we measure and continually seek to improve, and by using the Quest Management System, which provides best-in-class business performance tools to create and implement effective and sustainable quality processes. The Quest Diagnostics Quality Program includes policies and procedures to document, measure and monitor the effectiveness of our laboratory operations in providing and improving quality and meeting applicable regulatory requirements. The Quality Program is designed so that the quality of laboratory services is monitored objectively and evaluated systematically to deliver superior quality care, identify opportunities to improve patient care and resolve identified problems. To help achieve our goal of becoming recognized as the undisputed quality leader in the diagnostics information services industry, we have implemented our Quality System Framework, which serves as a reference guide for our employees and describes our Quality System Elements, which provide the structure for each laboratory to achieve and maintain quality processes. We also have a robust Supplier Quality Program designed to ensure we have a high quality supplier network and to raise the bar of quality expectations across that network. Being chosen by UnitedHealthcare as a participant in the UnitedHealthcare Preferred Lab Network reflects the strength of our quality. For additional information about our commitment to quality, see "General - Quality Assurance" on page 24.

    Strong operating principles

    We have a foundation of three strong operating principles:

•strengthen organizational capabilities;
•remain focused on diagnostic information services; and
•deliver disciplined capital deployment.

    Strengthen organizational capabilities. We continuously strive to strengthen our organizational capabilities to support our two-point strategy, enable growth and productivity, better focus on our customers, speed decision-making and empower employees. Highlights include:

•Align for Growth, Execution and Efficiency. Our organization is designed to align around future growth opportunities, coordinate business units for seamless execution and leverage our company-wide infrastructure to gain more capability, value and efficiency. We relied on this organizational design to allow us to develop a coordinated and sustained strategy to respond to the unprecedented challenges we face responding to the COVID-19 pandemic. The value creation side of our business includes product and commercial marketing and is organized by clinical franchise and focuses on customer solutions for the marketplace, including new test development and diagnostic insights. The value delivery side includes sales, laboratory operations, field operations, logistics and client services.

•Quest Management System. This system provides a foundation for day-to-day management, and includes best-in-class business performance tools to help develop new capabilities to improve our Company. The system enables us to run the Company with a common language, approach and philosophy, and supports our efforts as we build a high-performance culture, with employees focused on behaviors to make us more agile, transparent, customer-focused, collaborative and performance oriented.

    Remain focused on diagnostic information services. We maintain a sharp focus on providing diagnostic information services.

    Deliver disciplined capital deployment. Our disciplined capital deployment framework includes investment in our business, dividends and share repurchases. The framework is grounded in maintaining an investment grade credit rating. We expect to return a majority of our free cash flow to investors through a combination of dividends and share repurchases. Consistent with that expectation, in February 2021 we announced that we increased our quarterly common stock cash dividend by approximately 11%, from $0.56 per common share to $0.62 per common share. This represents our tenth increase in the dividend since 2011. For many years, we have maintained a common stock repurchase program. Since the beginning of 2013, we have returned approximately $3.4 billion to stockholders through repurchases of our common stock. Our share repurchases, dividends and capital expenditures in each of the last three years are presented in our consolidated financial statements (Part II, Item 8 of this Report). For most of 2020, we suspended our share repurchase program due to the challenges and uncertainty associated with the COVID-19 pandemic.

    The Company's strategy includes generating growth through value-creating, strategically-aligned acquisitions using disciplined investment criteria. We screen potential acquisitions using guidelines that assess strategic fit and financial considerations, including value creation, return on invested capital and impact on our earnings. In 2020, we consummated the acquisition of Blueprint Genetics, acquired substantially all the operations of Memorial Hermann Diagnostics Laboratories, the outreach laboratory division of Memorial Hermann Health System, and acquired from our joint venture partners the remaining 56% interest in Mid America Clinical Laboratories, LLC. Our material acquisitions in each of the last three years are further discussed in Note 6 to the audited consolidated financial statements (Part II, Item 8 of this Report).

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

    Assets and capabilities to deliver value

We use our unmatched size, scale and capabilities to deliver a very attractive value proposition to our customers.
Assets and Capabilities (Table 8)
Connectivity	● Provide healthcare connectivity solutions to >406,000 clinician and hospital accounts and interface with approximately 760 electronic health records systems
Data	● The largest private database of de-identifiable laboratory test results: >56 billion patient data points
Logistics	● Strong logistics capabilities • make approximately 72,000 stops daily • approximately 4,000 courier vehicles • 24 aircraft serving the U.S.
Medical and Scientific Staff	● One of the largest medical and scientific staffs in the industry to provide interpretive consultation • >600 M.D.s and Ph.Ds, many of whom are recognized leaders in their field • Genetic counselors
Other Healthcare Professionals	● Approximately 23,000 phlebotomists, paramedics, nurses and other health and wellness professionals
Consumer Access	● >6,850 patient access points, including phlebotomists in physician offices and the most extensive patient service center network in the U.S. with >2,200 locations
Health Plan Participation	● Access to approximately 90% of U.S. insured lives
Processing Volume	● Processed approximately 187 million test requisitions in 2020
Range of Testing	● Industry-leading test menu across clinical sub-specialty areas and diagnostic technologies
Patents	● Own or control approximately 1,100 issued and 450 pending patents worldwide in 2020

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

    We seek innovations and solutions that help healthcare providers care for their patients through better testing for predisposition, screening, monitoring, diagnosis, prognosis and treatment choices, and that will reduce the overall cost of healthcare. We seek to develop innovations and solutions that help to determine a patient's genotype or gene expression profile relative to a particular disease and its potential therapies, because they can help healthcare providers to determine a patient's susceptibility to disease or to tailor medical care to an individual's needs. This would include determining if a medication might be an optimum choice for a particular person, or tailoring the right dosage once the proper medicine is prescribed. We endeavor to improve test processes, including through increased automation. In addition, we aim to develop holistic solutions responsive to challenges that healthcare providers and patients face, by developing solutions of tests, information and services focused on specific clinical challenges, and taking advantage of the latest informatics capabilities. We also look for innovations and solutions that are less invasive than currently available options, to increase the choices that healthcare providers and patients have for the collection of diagnostic samples. We additionally seek innovation in the ways we bring solutions to customers, and in the customer experience, including enhanced services and end-to-end solutions for convenience and support. Further, we seek innovative solutions to other challenges related to diagnostics information services faced by IDNs, health plans and other healthcare market participants.

    In 2020, we secured Emergency Use Authorization from the FDA for pooled specimen testing in connection with molecular diagnostic COVID-19 testing. We also developed and launched new test offerings to educational institutions, such as colleges and universities, to help facilitate the return to classrooms. In addition, we launched automated next generation genetic sequencing, which will enable genetic screening faster and at much lower cost. With government and private sector partners, we developed and built "pop-up" COVID-19 testing sites that offered a new, efficient model for consumer access to testing. These initiatives, along with other 2020 developments highlighted below under the headings "Collaboration," Medical and Scientific Expertise," and "Healthcare Information Technology Solutions and Information Assets," demonstrated our strength in innovation during 2020.

    Collaboration

    We believe that strategic relationships, including with healthcare providers, public health authorities, consumer-focused entities and others, can position us for growth at the center of healthcare and that healthcare companies that can partner effectively with others will be successful in the long term. We collaborate with partners that can help us to achieve our vision of empowering better health through diagnostic insights and have relationships across the spectrum of healthcare, including with world class healthcare and consumer-focused leaders, to foster important advances in healthcare, including in precision medicine and healthcare delivery. We plan to continue to pursue strategic relationships to help accelerate growth and drive operational excellence. Our collaborations with CVS Health, Walmart and other partners regarding expanding access to COVID-19 testing during 2020 demonstrate this strength.

    Medical and Scientific Expertise

    We have strong medical and scientific expertise and aspire to be a trusted authority in diagnostic medicine, provide insights and tools to support public and personal health, lead and facilitate scientific discussion and inspire innovation. Our medical and scientific experts regularly provide presentations, symposia and webinars regarding diagnostic testing and participate on scientific committees determining guidelines for diagnostic usage. They also publish research that demonstrates the clinical value and importance of diagnostic testing, including in connection with our research and development efforts, in peer-reviewed journals, textbooks and other publications. For over 30 years, the Company has published the Quest Diagnostics Drug Testing Index,TM a series of reports on national workplace drug positivity trends based on the Company's employer workplace drug testing data, that is widely cited by employers, the federal government and the media to help identify and quantify drug abuse among the nation's workforce. The Company also publishes Quest Diagnostics Health Trends,TM a series of scientific reports that provide insights into health topics, based on analysis of objective clinical laboratory data, to empower better patient care, population health management and public health policy. Our role at the forefront of the response to the COVID-19 pandemic demonstrated this strength. We secured numerous Emergency Use Authorizations from the FDA for innovations in connection with COVID-19 testing and specimen collection, including regarding unobserved nasal specimen self-collection, combined COVID-19 and respiratory virus tests, COVID-19 testing ordered by consumers, and methods to increase testing capacity and expand the testing supply base. We also published over ten Health Trends reports on COVID-19 during 2020, including reports addressing the "hidden pandemic": reduced hemoglobin A1c diabetes monitoring as a consequence of the COVID-19 pandemic; a 46% decrease in newly identified cancer patients during the COVID-19 pandemic; and drug testing decreased by as much as 70%, while drug positivity rates increased (e.g., 35% increase for non-prescribed fentanyl; 44% increase for heroin), during the COVID-19 pandemic.

    Health Information Technology Solutions and Information Assets

    We have a history of providing leading information technology for diagnostic information services, including for patients, clinicians and healthcare organizations. We were the first national diagnostic information services provider to offer online patient appointment scheduling and a patient connectivity solution. Our MyQuest® patient healthcare portal, with over 14.5 million registered users at year-end 2020, enables patients to manage healthcare and medical information for themselves and a circle of others and, among other things, use their smartphone or computer to order a test, find a Quest Diagnostics location, schedule appointments, receive appointment reminders, and receive and archive their test results. During 2020, we collaborated with CLEAR to integrate CLEAR's safe and secure "Health Pass" technology with the Company's advanced COVID-19 testing capabilities to foster safer public environments and help reduce public health risk. We also are a founding member of the Synaptic Healthcare Alliance, which is working to create a platform, powered by blockchain technology, that enables a culture of innovation, removes friction and solves shared challenges impacting constituents across healthcare today.

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

BUSINESS OPERATIONS

    The Company is made up of two businesses: Diagnostic Information Services and Diagnostic Solutions. Our Diagnostic Information Services business develops and delivers diagnostic information services, providing insights that empower and enable a broad range of customers, including patients, clinicians, hospitals, IDNs, health plans, employers, ACOs and DCEs. Our Diagnostic Solutions group includes our risk assessment services business, which offers solutions for insurers, and our healthcare information technology businesses, which offers solutions for healthcare providers. Our services primarily are provided under the Quest Diagnostics brand, but we also provide services under other brands, including AmeriPath,® Dermpath Diagnostics,® ExamOne,® and Quanum.®

    We are the leading provider in the United States, where we conduct substantially all of our business, of clinical laboratory and anatomic pathology testing, and related services. We see opportunities to bring our experience and expertise in diagnostic information services to markets outside the United States, including leveraging existing facilities to serve new markets. We have laboratory facilities in Mexico and Puerto Rico. We are a founding member, with other leading diagnostic laboratories outside the United States, of the Global Diagnostics Network,TM a strategic working group of diagnostic laboratories committed to unleashing and sharing local innovation to increase global access to diagnostic science, information and services and generating enhanced diagnostic insights to improve the delivery of global healthcare. During 2020, COVID-19 was a key focus area for the Global Diagnostics Network, as members shared experiences and best practices regarding COVID-19 testing.

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

    Clinical laboratory testing, which can be characterized as routine, non-routine or advanced, generally is performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens such as microbiology samples. Clinical laboratory tests which can be performed by most clinical laboratories are considered routine. Routine testing measures various important bodily health parameters such as the functions of the kidney, heart, liver, thyroid and other organs. Commonly ordered routine tests include blood chemistries, urinalysis, allergy tests and complete blood cell counts. Non-routine tests may require professional “hands-on” attention from highly-skilled technical personnel, generally require more sophisticated informatics, technology, equipment or materials, may be performed less frequently than routine tests and may be reimbursed at higher levels than routine tests. It may not be practical, from a cost-effectiveness or infrastructure perspective, for many hospitals, IDNs, ACOs, DCEs, commercial laboratories or physician office laboratories to develop and perform a broad menu of non-routine tests, or to perform low-volume non-routine testing in-house. Such tests generally are outsourced to a clinical testing laboratory which can perform these non-routine tests. Some non-routine tests are advanced. Advanced tests include procedures in the areas of molecular diagnostics (including next-generation sequencing), oncology, neurology, companion diagnostics and non-invasive pre-natal and other germline genetic testing.

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

     We are a leading provider of diagnostic information services for infectious disease, such as COVID-19 (including molecular diagnostic and serology antibody offerings), tuberculosis (e.g., our T.SPOT.TB and Quantiferon offerings) and tick-borne disease (e.g., our Accutix® offering). We strive to be the first to provide diagnostic solutions for emerging infectious diseases (e.g., our offerings for Zika, West Nile Virus, SARS and Influenza A H1N1). We have leading positions in drug monitoring and toxicology, in neurology diagnostics, in advanced cardiovascular diagnostic information services (e.g., our CardioIQ® and Cleveland HeartLab® offerings), and in cancer diagnostics (e.g., our QuestVantage® and Med FusionTM offerings). We are a leader in providing testing for the detection of employee use of drugs of abuse, offering a full range of solutions, including urine, hair, blood and oral fluid tests. We are the largest workplace drug testing provider certified by the U.S. Department of Health and Human Services to perform drug testing using electronic custody and control forms for federally-mandated, safety-sensitive workers.

    We are a leading provider of employer population health services, including biometric screenings, flu shots and related preventative services that leverage clinical data to improve population health outcomes and reduce healthcare spend. Our solutions enable employers to leverage screening insights to identify chronic disease risks, connect employees to needed in-network care, and empower better health. Our offerings include connecting participants to the right care at the right time, such as (i) a program designed to prevent diabetes and other chronic conditions, (ii) a program that enables participants to engage with a board-certified physician about their results and to be guided about actions based on those results and (iii) a mental health assessment program that links participants to virtual support. These services are sold directly to employers and through reseller partnerships with health plans. During 2020, in response to the COVID-19 pandemic, we developed and offered to employers COVID-19 Return to Work services, to assist organizations develop plans for safer workplaces. We also collaborated with Catapult Health, the leading national provider of employer-sponsored preventative checkups, to help organizations facilitate virtual telehealth access to clinical services for their employees and adult dependents, with emphasis on reducing risks related to preventable chronic diseases.

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

    We offer services to pharmaceutical companies, including clinical trials testing. We have expertise in developing laboratory tests for FDA submission as companion diagnostics and laboratory developed tests for complementary diagnostics, and offer an array of assets and services to support the development of companion diagnostics, including our robust data set and patient services network. We also offer Quest Clinical Trials ConnectTM to help accelerate clinical trials (and thus the speed of drugs to market) through better patient recruitment, involvement and management, and improved physician outreach.

    We also offer sports teams, including at the professional and collegiate levels, our BluePrint for Athletes® performance tools, based on biomarker testing, designed to optimize high-level athletic performance through actionable insights. This service provides the context for athletes to consider performance variables holistically, including nutritional education and intervention, maximum fitness, injury assessment and training load monitoring as well as sophisticated biometric analysis. During 2020 we also expanded our test offerings for athletes to include COVID-19 testing, to foster the country's return to athletic fields.

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

    Healthcare Information Technology. Our healthcare information technology offerings, including Quanum® Practice Solutions, our Electronic Health Record, Practice Management and Revenue Cycle Management Solutions for healthcare providers, and our award-winning Quanum® Enterprise Content Solutions for hospitals and IDNs, connect data to decision-making and help clinicians advance clinical and operational strategies. Healthcare organizations have contracted for the use of Quanum® Enterprise Content Solutions at over 375 sites in North America. Our Quanum® Electronic Health Record is a cloud-based, mobile-accessible offering that enables clinicians to generate a complete record of a clinical patient encounter, automates and streamlines the clinician's workflow, provides clinical decision support tools, captures patient encounter notes and lab and radiology results and enables secure communication with patients and other clinicians.

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

THE CLINICAL TESTING INDUSTRY
    Our estimate in table 10 does not include the impact of COVID-19 testing.

Key Trends

    The healthcare system in the United States is evolving; significant change is taking place in the system. We expect that the evolution of the healthcare industry, including impacts of the COVID-19 pandemic, which include the increased adoption of telemedicine, will continue, and that industry change is likely to be extensive. There are a number of key trends that are having, and that we expect will continue to have, a significant impact on the diagnostic information services business in the United States and on our business. These trends, discussed in the table below, present both opportunities and risks. We believe that several of the trends, including consolidation, price transparency and consumerization, are favorable to our business.

    Because diagnostic information services is an essential healthcare service and because of the key trends discussed below, we believe that the industry will continue to grow over the long term. In addition, we believe that the clinical testing market continued with fundamental changes in 2020. First, we believe that PAMA-driven reimbursement pressure is negatively impacting access to care and hurting the clinical testing industry, and remains a catalyst for structural change in the market. Second, we believe that health plans increasingly are focusing on driving better value in laboratory testing services. Third, we believe that ongoing consumerization in healthcare, with increased cost being borne by consumers, is sharpening focus on price disparities. We believe that these changing market fundamentals will benefit low-cost, high-value providers like Quest and that we are well positioned to grow from the changing market conditions and benefit from the long-term growth expected in the industry.

Key Trends (Table 11)
PAMA-driven reimbursement pressure	Pursuant to PAMA, reimbursement rates for many clinical laboratory tests provided under Medicare were reduced in 2018, 2019 and 2020. PAMA calls for further revision of the Medicare Clinical Laboratory Fee Schedule for years after 2020, based on future surveys of market rates; reimbursement rate reduction from 2022-24 is capped by PAMA at 15% annually.

The LAB Act provided an opportunity for reforms to PAMA by delaying PAMA's next data collection and reporting period until January 1, 2021 and by ordering a study to determine ways to improve future collection of more representative market rate data under PAMA. The CARES Act, adopted in early 2020 in response to the COVID-19 pandemic, suspended the PAMA reimbursement rate cuts that had been scheduled for 2021 and delayed PAMA's next data collection and reporting period until January 1, 2022.

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

Health plans driving value in lab spending
Hospitals, which provide outreach testing and may encourage clinicians to send their outreach testing volume to the hospital's laboratory, historically were able to negotiate higher reimbursement rates with health plans than commercial clinical laboratories for comparable services. In addition, health plans generally reimburse non-participating laboratory testing providers at higher out-of-network rates. We are finding increased interest among health plans in driving better value in spending for laboratory testing. Health plans increasingly are taking steps to encourage the movement of testing volume to high value, low cost providers like our Company, including by identifying preferred provider partners, plan design changes (e.g., zero-dollar out-of-pocket costs for members using preferred providers) and better aligning reimbursement rates for hospital-based providers and independent commercial laboratories. The UnitedHealthcare Preferred Lab Network, in which we were chosen to participate, is a recent example of a health plan taking these steps.

Health plans also are increasingly adopting policies, practices and procedures based on requirements imposed by government payers such as Medicare and Medicaid. These policies, practices and procedures are subject to change, and may be changed without notice to us.

Consumerization
Consumers are our customers. Increasingly, consumers are engaged in their own healthcare, being empowered to understand and manage their healthcare. Consumers are taking increased interest in and responsibility for their healthcare, their expectations of healthcare providers are increasing and they are becoming more sophisticated regarding healthcare. Some patients are interested in selecting their own diagnostics tests, rather than relying upon a healthcare professional to select the tests. In addition, consumers often are bearing increased financial responsibility for their healthcare (e.g., high deductible health plans; rising deductibles). In our experience, consumers are more focused on transparency, ease of doing business and understanding diagnostics information services than they have been in the past. Consumers increasingly are demanding convenience; a superior and personalized experience relevant to their needs; and to be empowered to make their own healthcare decisions. During the COVID-19 pandemic, we saw consumers increase their use of telemedicine capabilities, increase their responsibility for their own healthcare (e.g., increased consumer-initiated testing; increased specimen self-collection) and increase their openness to new delivery channels (e.g., retail; convenient "pop-up" test centers). In addition, consumers are seeking prompt, direct access to their test results. Increasingly, consumers are motivated to find high quality service providers with strong digital experience delivery engines, accessible customer service and low prices, like our Company.

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

Innovation also includes making healthcare services, including laboratory testing services, more convenient for populations and consumers to access, including at home (e.g., telehealth) or in retail settings.

There is increasing focus on access to patient data and data-driven insights.

Healthcare industry evolution
Clinicians, health plans, IDNs, ACOs, employers and others, have been consolidating, converging and diversifying. For example, a number of hospital systems are considering establishing or have established health insurance plans, and health insurance plans are considering providing or are providing healthcare services. In recent years, a leading provider of retail medical clinics and pharmacy benefits management services has acquired a leading health insurance provider, a leading health insurance provider has acquired a leading pharmacy benefits manager, and the corporate parent of a leading health insurance company provides a wide array of healthcare services through its non-insurance company subsidiaries. Health plans are entering agreements with other providers of healthcare services, including laboratory testing services providers, to partner on value-based approaches to delivering healthcare to populations. DCEs have been established.

Consolidation is increasing pricing transparency and bargaining power, and may encourage internalization of clinical testing.

Physicians frequently now are employed by hospital systems, IDNs, ACOs, DCEs or large group practices integrated with healthcare systems, instead of organizing physician-owned practices, which is impacting the dynamics for whether clinical testing is performed in or outside of a hospital. Physicians and other clinicians also increasingly are being employed by health plans or their affiliates.

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

Pricing transparency	There has been a trend toward greater pricing transparency in healthcare, including in the laboratory testing marketplace. Several states have taken action to foster greater pricing transparency in healthcare. For example, Massachusetts launched a website to help consumers understand the wide variation in healthcare costs. In addition, the federal government requires providers of COVID-19 testing to post on their websites information regarding test pricing, and has adopted new legislation and issued new regulations designed to increase transparency regarding pricing and quality in healthcare, including requiring providers, group health plans and insurers to disclose cost information to consumers in advance of care being provided.

Increased price transparency, combined with increased patient financial responsibility for medical care, is enhancing purchasing sophistication and fostering changes in behavior in the healthcare marketplace. We believe that increased price transparency should benefit low cost, high value providers like our Company.

Competition
The diagnostic information services industry remains fragmented, is highly competitive and is subject to new competition.

Competition is emerging from new technologies (e.g., digital pathology) and growing from non-traditional competitors (e.g., a government agency or employer establishing its own clinical laboratory for testing). Increased hospital acquisitions of physician practices may enhance clinician ties to hospital-affiliated laboratories and may strengthen their competitive position. However, in light of other trends, including continued reimbursement pressure, hospitals may change their approach to providing clinical testing services.

New industry entrants with extensive resources may make acquisitions or expand into our traditional areas of operations.

Healthcare utilization	Healthcare utilization in the United States has fluctuated based on a number of factors. These factors include, without limitation, the economy, healthcare benefits design, patients delaying medical care (e.g., due to the COVID-19 pandemic), and increased consumer financial responsibility for, interest in and control of their healthcare.

The ACA contained provisions eliminating patient cost-sharing for preventative services, and additional provisions that we believe increased the number of patients that have health insurance, including Medicaid, and thus better access to diagnostic testing.

Reimbursement pressure; affordability
There is a strong focus in the United States on controlling the overall cost of healthcare.

Healthcare market participants, including governments, are focused on controlling costs. Examples of cost control approaches include reducing reimbursement for healthcare services, changing reimbursement for healthcare services (e.g., shift from fee for service to capitation), changing medical coverage policies (e.g., healthcare benefits design), denying coverage for services, requiring preauthorization of laboratory testing, requiring co-pays, introducing laboratory spend management utilities and payment and patient care innovations such as ACOs, DCEs and patient-centered medical homes. CMS has set goals for value-based reimbursement to be achieved in Medicare. There is increased market activity regarding alternative payment models, including bundled payment models.

The Health Transformation Alliance, a group of over 50 major U.S. companies, was formed to improve and reform the healthcare system in the United States. The rising cost of healthcare in the United States was a key driver for the formation of this alliance.

In 2018, a trio of high profile U.S. corporations, citing rising healthcare costs, announced plans to reduce their workers' healthcare costs by forming a non-profit venture that would provide simplified, high-quality healthcare for their workers. Although the venture announced in early 2021 that it was disbanding, we believe that there will be other initiatives to transform healthcare.

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

Legislative, regulatory and policy environment
Government oversight of and attention to the healthcare industry in the United States is significant and increasing; healthcare payment reform and cost transparency are significant issues.

Legislation introduced in Congress would enable the FDA to regulate LDTs, in vitro diagnostics, software and other items used in the diagnosis of disease. If the legislation becomes law, the FDA could regulate diagnostic tests and components and platforms used as part of these tests. The FDA and HHS also have expressed views regarding the regulation of LDTs. Either new law or a revised approach to regulation of LDTs could have a significant impact on the clinical laboratory testing industry, including regulating LDTs in new ways, while creating avenues of opportunity and competition regarding clinical laboratory testing. New competitors may enter the industry, and competition may come in new forms.

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

Several federal courts have recently issued determinations that portions of the ACA are unconstitutional; those rulings are not yet final, with appeals pending at the U.S. Supreme Court.

Informatics; technology; privacy concerns	The increased availability of healthcare data, including data made available as a result of next generation DNA sequencing, and the increased ability to effectively analyze that data at population and patient levels, is impacting healthcare practices. It is anticipated that the increased use of data in healthcare, coupled with mobile healthcare IT solutions for doctors and patients, will help to improve patient outcomes and reduce overall healthcare costs. In 2020, we launched automated next generation genetic sequencing, which will enable genetic screening faster and at much lower cost.

Informatics, including integrated diagnostic and decision support solutions, predictive analytics, use of population data and healthcare information technology, is spurring advances in precision medicine, including medical decision making and value, for populations and individuals. The increased focus on data and its use is increasing focus on maintaining the privacy of patient data.

There is a need for technology solutions to harness these opportunities. In addition, new technology, social media and mobile technology are changing the way that healthcare markets interact with each other, and the expectations that they have about how services are provided, what services are provided, and other capabilities of healthcare market participants. These developments are creating new opportunities and new challenges and disrupting the healthcare environment. For example, during 2020, telemedicine practices became more commonly used; digital pathology is an emerging technology that may change the practice of pathology. Information technology that includes self-learning or "artificial intelligence" features is growing and may impact the healthcare industry.

Healthcare market participants, including pharmaceutical companies, health plans, clinicians, ACOs and IDNs, are striving to leverage interoperability, informatics and analytics to positively influence the health of patient populations while maintaining patient privacy.

Chronic diseases and conditions; gaps in care	We believe that the cost and challenges of identifying, treating and controlling chronic diseases and conditions such as diabetes and heart disease are now well recognized. The COVID-19 pandemic called attention to gaps in care in underserved populations.

As a result of multiple factors, including increased focus on population health management and pressure to reduce the systemic costs associated with such diseases and conditions, there is increased focus on better identifying and attempting to reduce or eliminate the gaps in care historically associated with these diseases and conditions. Healthcare market participants are developing new approaches for this purpose. We believe that there also is increased focus on reducing or eliminating gaps in care in underserved populations.
Healthcare services delivery	Healthcare delivery is moving out of hospitals, doctor offices and other traditional locations in which it had been provided. Care is increasingly being provided in new settings, such as outpatient, consumer-focused and home settings. In response to the COVID-19 pandemic, telemedicine practices became more commonly used during 2020. In addition, see the discussion of Emerging Retail Healthcare Providers in table 13. This dynamic offers new opportunities and challenges for healthcare providers and reflects not only efforts to take advantage of new technologies, but also the trends of consumerization and affordability, each of which are discussed above in this table.

The Value of Diagnostic Information Services

    As noted in table 11, there is an increased focus on the affordability of healthcare. There also is increased focus on a disease-oriented approach to diagnostics, treatment and management. Healthcare providers, consumers and payers increasingly recognize the value of diagnostic information services as a means to improve health and reduce the overall cost of healthcare through early detection, prevention and treatment. Healthcare providers increasingly rely on diagnostic information services to help identify risk for a disease, to detect the symptoms of disease earlier, to aid in the choice of therapeutic regimen, to monitor patient compliance and to evaluate treatment results. Table 12 highlights how diagnostic information services contribute to improving care and reducing healthcare costs.

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

    We provide diagnostic information services to a broad range of customers, including those discussed below. As discussed in table 11 above, customers are consolidating, converging and diversifying. In many cases, the customer that orders our services is not responsible for paying for these services. Depending on the billing arrangement and applicable law, the payer may be the patient or a third party, such as a health plan, Medicare or a Medicaid program. Increasingly, patients are bearing greater responsibility for some portion of the payment for the services we provide to them, even if a third party is primarily responsible for payment. In addition, patients are more frequently taking advantage of offerings like the Company's QuestDirect offering, and requesting and paying for tests themselves.

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

Reimbursement from our five largest health plans totaled approximately 20%, and no one health plan accounted for 10%, of our consolidated net revenues in 2020. Health plans typically negotiate directly or indirectly with a number of diagnostic information services providers, and represent approximately one-half of our total clinical testing volume and approximately 40% of our net revenues from diagnostic information services. There has been a trend of consolidation among health plans. Some health plans also have narrowed their provider networks. In addition, some health plans have established "preferred provider" networks within their broader networks, in effect distinguishing among contracted providers.

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

Since the beginning of 2019, the Company has had access to a very high percentage of the insured lives in the U.S., including very strong access in key high-population states. This is the best access to health plan members that we have had in over a decade. We believe that this strong access increases our attractiveness to other customer groups, including clinicians, patients and employers.

Clinicians
Clinicians, including primary care physicians, specialists and physician assistants, requiring diagnostic information services for patients are the primary referral source for our services when patients choose their diagnostic information services provider.

In recent years, there has been a marked increase in the number of physician practices owned by IDNs and hospital systems. There also has been a notable increase in some branches of medicine of the establishment of very large "rolled-up" specialty physician practice groups. Hospitals that own physician practices may encourage or require the practices to refer outreach testing to the hospital's affiliated laboratory. Large specialty physician groups may encourage their members to refer testing to other members of the group. In each case, referrals to independent diagnostic services providers may be reduced.

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
ACOs, DCEs and IDNs
An ACO is a network of providers and facilities that share financial risk in providing or arranging for the provision of healthcare. A DCE is a healthcare provider that agrees to assume some level of financial risk for providing Medicare services. An IDN is a network of providers and facilities working together in providing or arranging for the provision of healthcare. ACOs, DCEs and IDNs have increased in number; their impact on the provision of healthcare services to date has varied.

ACOs, DCEs and IDNs may exercise operational and financial control over providers across the continuum of care, and may function as a payer. Thus, they may be able to manage the health of a population group within a defined geography, and also may be able to influence the cost and quality of healthcare delivery, for example through owned entities and through ancillary services. They may be encouraged to consider exclusive arrangements with healthcare providers, or to limit service providers.

We are actively engaging with ACOs, DCEs and IDNs to demonstrate the value of our services.

Employers
Employers use tests for drugs of abuse to determine an individual's employability and his or her “fitness for duty.” Companies with high levels of employee hiring, safety conscious environments or regulatory testing requirements provide the highest volumes of testing. Factors such as the general economy, the job market and changes in the legal environment (e.g., marijuana decriminalization) can impact the utilization of drugs-of-abuse testing.

Employers also are investing in population health services. We meet their needs by providing nationwide access to our customizable services (discussed above at page 13), directly and through health plan and health improvement providers. These services help employers, employees and others manage healthcare costs, capitalize on trends in personalized health and improve health outcomes. In response to the COVID-19 pandemic, we expanded our offerings to employers to assist their pandemic response to create safer workplaces (discussed above at page 13).

We seek to grow our employer business through offering new and innovative programs to help them with their goals of (1) maintaining a safe and productive workplace, (2) improving healthcare for employees and (3) lowering healthcare costs for employees and employers.

Consumers	We are well positioned to provide information and insights to patients to help them take actions to improve their healthcare. The changing expectations of patients about their healthcare and their healthcare transactions are influencing our services and the way we provide them. See the discussions of our consumer strategy at page 5 and consumerization above in table 11.
FQHCs	Federally Qualified Health Centers offer a broad array of healthcare services, including to historically underserved populations. We strive to offer an attractive array of services to FQHCs to demonstrate the value of our services.

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
Historically, most Medicare and Medicaid beneficiaries were covered under the traditional Medicare and Medicaid programs administered by the federal government. Over the last several years, the federal government has expanded its contracts with private health insurance plans for Medicare beneficiaries and has encouraged such beneficiaries to switch from the traditional programs to the private programs, called “Medicare Advantage” programs. There has been growth of health insurance providers offering Medicare Advantage programs and of beneficiary enrollment in these programs. States also have mandated that Medicaid beneficiaries enroll in private managed care arrangements. During 2020, we provided additional services to and in conjunction with government agencies across the United States in connection with the COVID-19 pandemic.
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

    Competition. While there has been consolidation in the diagnostic information services industry in recent years, our industry remains fragmented and highly competitive. We primarily compete with three types of clinical testing providers: commercial clinical laboratories, hospital-affiliated laboratories and physician-office laboratories. Our largest commercial clinical laboratory competitor is Laboratory Corporation of America Holdings, Inc. In addition, we compete with many smaller regional and local commercial clinical laboratories and specialized advanced laboratories. In anatomic pathology, we compete with anatomic pathology practices, including those in academic institutions and large physician group practices, and providers of emerging digital pathology solutions. There also has been a trend among specialty physician practices to establish their own histology laboratory capabilities and/or bring pathologists into their practices, thereby reducing referrals from these practices and increasing the competitive position of these practices.

Healthcare providers consider a number of factors when selecting a diagnostic information services provider.
Potential Factors Considered When Selecting a Diagnostic Information Services Provider (Table 14)
• Service capability and quality	• Reputation in the medical community
• Accuracy, timeliness and consistency in reporting test results	• Healthcare information technology solutions, including connectivity options
• Access to medical/scientific thought leaders for consultation	• Patient access, including the number, convenience and geographic coverage of patient service centers
• Patient insurance coverage and experience	• Ability to develop new and useful tests and services
• Number and type of tests performed	• Qualifications of its staff
• Pricing and overall value	• Provider office workflow
• Real time payment determination	• Capabilities to support population health initiatives	0

    We believe that providing the most attractive service offering in the industry, including the most comprehensive test menu, innovative test offerings, a positive customer experience, a staff including medical and scientific experts, strong quality, unparalleled access and distribution, and data-powered integrated information technology solutions provide us with a competitive advantage.

    We believe that large diagnostic information services providers have a competitive advantage due to their large networks and lower cost structures, including as a result of PAMA. These advantages should enable larger providers to more effectively serve customers. In addition, we believe that consolidation in the diagnostic information services industry will continue. However, a significant portion of clinical testing is likely to continue to be performed by hospitals, which generally have affiliations with community clinicians and may have more, or more convenient, locations in a market. As a result, we compete against hospital-affiliated laboratories primarily on the basis of service capability, quality and pricing. In addition, market activity may increase the competitive environment. For example, hospital ownership of physician practices may enhance the ties of the clinicians to hospital-affiliated laboratories, enhancing the competitive position of hospital-affiliated laboratories. ACOs, DCEs and IDNs, and their approach to contracts with healthcare providers, in addition to the impact of informatics, also may impact competition to provide diagnostic information services.

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

    The risk assessment and healthcare information technology industries are highly competitive. We have many competitors, some of which have much more extensive experience in these industries and some of which have greater resources. We compete in the risk assessment business by seeking to provide a wider array of quality, integrated services than our competitors, faster services completion and a superior applicant experience. We compete in the healthcare information technology industry by offering solutions that foster better patient care and improve performance for healthcare providers, including smaller and medium sized physician practices.

GENERAL

    Human Capital Management. Creating an inspiring workplace is one of our three corporate goals, and this goal drives our approach to human capital management. Effectively managing our human capital resources is a priority with key components that include culture, safety and well-being programs, employee engagement, and development and succession planning. Our Board of Directors actively engages in oversight of our human capital management, including by receiving management reports on key areas, strategies and initiatives. Additional information about our human capital management strategies and initiatives is available in our annual corporate responsibility report.

    As of January 4, 2021, we have approximately 49,000 employees, of whom approximately 40,000 are full-time and the remainder are part-time or on-call. Our employee population is more diverse than the U.S. workforce, taken as a whole. Approximately 72% of our employees globally are women; approximately 51% of our U.S. employees are people of color. A majority of our employees work directly with our customers or in our laboratories. We believe that our overall relations with our employees are good.

    Culture. We strive to foster a strong culture, built on our Code of Ethics, which reinforces our commitment to integrity and aligns with our vision, values, goals and brand. We are focused on building and maintaining a culture in which all employees are empowered to raise and discuss difficult issues and valued for their strengths, experience and unique perspectives. We encourage our employees to actively participate in their communities, and support their participation, including offering incentives for participation. Our Everyday Excellence program includes guiding principles for our entire organization to support a superior customer experience and inspire employees to be their best every day, with every person and with every customer interaction; the program is integrated into performance assessments and frontline employee behavioral standards.

    Safety and Well-Being. The health and safety of our employees is of paramount concern. We use a systematic, risk-based approach to develop tailored incident prevention and response programs designed to keep our employees safe in each of our diverse functional areas, and use data insights and a detailed audit program to foster the effectiveness of our programs. We have a comprehensive curriculum of annual safety training, as well as training for new employees. In 2020, our cross-functional Safely Working Together Steering Committee designed and implemented tactics, techniques and procedures to enable our colleagues to continue to work safely during the COVID-19 pandemic. As part of our comprehensive and competitive compensation and benefits program, we also offer innovative initiatives to support the well-being of our employees and their families through our HealthyQuest program. The cornerstone of our HealthyQuest program is our Blueprint for

Wellness program, which empowers our employees and their dependents with health insights based on lab and biometric data and invites them each year to take the initiative to improve their physical and mental health. We also offer other programs designed to engage employees in managing their health, including access to medical expertise and support programs tailored to their individual needs, helping them to adopt healthier behaviors and access better care at lower costs. These include customized programs for conditions such as type 2 diabetes management, chronic kidney disease, cardiovascular disease, zero-cost lab testing and specialty drugs, advocacy for mental health concerns and special support for orthopedic surgery and for cancer and other serious diagnoses. In 2020, The Health Project named Quest Diagnostics the sole winner of the prestigious C. Everett Koop National Health Award, which is given to health programs that deliver significant health improvements and business results.

    Inclusion and Diversity. We understand the need to create an environment where employees can bring their whole selves to work. We aim to harness the unique mix of capabilities, talents, cultures, beliefs and experience of our employees and create a workforce that is demographically diverse at all levels of the organization. In 2020, in light of societal issues raised around us, our leadership and employees engaged squarely on the issue of racial equality in our country and the workplace. Several hundred leaders participated in a session on the topic, received a toolkit to help simulate thinking and action and how to address these issues and held dozens of meetings and panels with their teams to talk about racial inequities. We also launched, with the Quest Diagnostics Foundation, Quest for Health Equity, a multi-year, $100 million-plus initiative to help reduce health disparities in underserved communities.

    Engagement. Since 1997, we have sought to foster the engagement and enablement of our employees, and have regularly surveyed our employees to gauge their engagement. Employee engagement has been a metric in the annual incentive plan for our executive officers since 2013. During 2020, we increased our engagement efforts, including by shifting to an approach of surveying employees more frequently and, during the COVID-19 pandemic, holding near-weekly meetings among hundreds of company leaders to foster increased communication across the company regarding topics of concern to employees.

    Development and Succession Planning. We provide training on a wide array of topics to our employees. We also offer a number of development opportunities for our employees, such as training, mentoring and education programs, including a higher education tuition reimbursement program. In addition, we offer leadership training programs for employees at different levels, including programs designed to strengthen our more senior employee leaders to create a high-performance culture and sharpen the capabilities needed to lead our organization. We regularly engage in succession planning for our talent, including at the most senior levels.

    Sales and Marketing. Our Diagnostic Information Services business has a unified commercial organization focused on the sale of most of our services. It coordinates closely with our clinical franchises (discussed above under the heading Our Strategy) and marketing organization. The commercial organization is centrally led, and is organized regionally, in conjunction with our operations organization, to focus on local customer needs and to ensure aligned delivery for our customers. Our commercial organization employs world-class processes and tools and strong management discipline. We provide industry-leading training and development, focus on opportunities with IDNs and specialty physicians, and foster a customer-focused, performance-driven culture. We also maintain distinct sales and marketing organizations for our offerings in Diagnostic Solutions and our employer drugs-of-abuse testing services.

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

    Some of our historic growth has come through acquisitions and, as a result, we continue to use multiple information systems. We have made significant progress implementing common systems in our regional laboratories, and we continue to standardize laboratory information and billing systems across our operations. We expect that our standardization efforts will take several more years to complete, and will result in significantly more centralized systems, improved operating efficiency, more positive customer experiences and enhanced control over our operational environment. Even after we complete our efforts to standardize our historic systems, we will need to focus on standardizing systems in connection with future business acquisitions.

    Quality Assurance. As discussed further under the heading Quality on page 7, our goal is to provide every patient with services and products of superior quality, and to meet that goal we have adopted the Quest Diagnostics Quality Program System. Employing root cause analysis, process improvements and rigorous tracking and measuring, we continuously seek to enhance quality, reduce defects, further increase the efficacy and efficiency of our operations and processes, eliminate waste and help standardize operations across our Company.

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

    Enterprise Risk Management Program. We maintain an enterprise risk management program designed to promote a culture of risk awareness throughout the Company's key business, operations and support functions. Our program, which is integrated with the Company’s governance, performance management and internal control frameworks, entails a formal continuous process that identifies, assesses, mitigates and manages the risks from both internal and external conditions that could significantly impact the Company and influence its business strategy and performance. The program is based on the most recent framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which focuses on the following risk types:

•Operational risk - risks arising from systems, processes, people and external events that affect the Company’s operational objectives or fundamental reason for its existence, including: product life-cycle and execution; service quality and performance; information management and data protection and security, including cybersecurity; supply chain and business disruption; and other risks, including human capital and reputation.

•Financial risk - risks arising from the Company’s ability to meet its financial obligations pursuant to its strategic and operational objectives, including exposure to broad market and more specific industry risk that could impact liquidity, interest rate, credit, pricing and reimbursement, and also to internal and external financial reporting.

•Legal and compliance risk - risks arising from the regulatory and enforcement environment, legal proceedings and adherence to ethics and compliance policies and procedures.

•Strategic risk - risks that will impede the Company’s plan to achieve its mission and vision and apply its core values, including changes in the broad market and Company's industry, business development and restructuring activities, competitive threats and practices, technology and product innovation, and public policy.

    As part of our program, we routinely assess our enterprise level risks, emerging risks, overall Company-level risk tolerance and the effectiveness of risk management, and monitor the progress of and resources applied to risk mitigation; our

Board of Directors actively oversees our program. Our primary risk factors are discussed in Risk Factors beginning on page 32.

    Billing; Government Reimbursement. We generally bill for diagnostic information services on a fee-for-service basis under one of two types of fee schedules; fees may be negotiated or discounted. The types of fee schedules are:

•“Client” fees charged to physicians, hospitals and institutions for which services are performed on a wholesale basis and which are billed on a monthly basis.
•“Patient” fees charged to individual patients and certain third-party payers on a claim-by-claim basis.

    Billing for diagnostic information services is very complicated. Patients, insurance companies, Medicare, Medicaid, physicians, hospitals, IDNs, ACOs, DCEs and employer groups all have different billing requirements. Some billing arrangements require us to bill multiple payers, and there are several other factors that complicate billing (e.g., disparity in coverage and information requirements among payers; incomplete or inaccurate billing information provided by ordering clinicians; and lack of access to patients before testing). We maintain compliance policies and procedures for our billing practices, and we audit our practices for compliance with applicable laws and regulations and internal policies and procedures.

    With regard to the clinical testing services performed on behalf of Medicare beneficiaries, we generally must bill Medicare directly and must accept the Medicare carrier's fee schedule amount for covered services as payment in full. In addition, state Medicaid programs are prohibited from paying more (and in most instances, pay significantly less) than Medicare. Currently, Medicare does not require the beneficiary to pay a co-payment for diagnostic testing services reimbursed under the Clinical Laboratory Fee Schedule, but generally does require a patient deductible and co-insurance for anatomic pathology services.

    Part B of the Medicare program contains fee schedule payment methodologies for clinical testing services performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. Historically, the Medicare Clinical Laboratory Fee Schedule and the Medicare Physician Fee Schedule established under that program have been subject to change, including each year. Pursuant to PAMA, reimbursement rates for many clinical laboratory tests provided under Medicare were reduced in 2018, 2019 and 2020. PAMA calls for further revision of the Medicare Clinical Laboratory Fee Schedule for years after 2020, based on future surveys of market rates; reimbursement reduction from 2022-24 is capped by PAMA at 15% annually. The LAB Act provided an opportunity for reforms to PAMA by delaying PAMA's next data collection and reporting period until January 1, 2021 and by ordering a study to determine ways to improve future collection of more representative market rate data under PAMA. The CARES Act, adopted in early 2020 in response to the COVID-19 pandemic, suspended the PAMA price cuts that had been scheduled for 2021 and delayed PAMA's next data collection and reporting period until January 1, 2022.

    Our net revenues reimbursed under Medicare and Medicaid in 2020 were lower as a percentage of our consolidated net revenues than in recent years as a result of revenues attributable to COVID-19 testing. Excluding revenues attributable to COVID-19 testing, our net revenues reimbursed under Medicare and Medicaid in 2020 were comparable, as a percentage of our consolidated net revenues, to recent years.

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

Pursuant to the 21st Century Cures Act, the FDA issued final guidance regarding its position on the regulation of clinical decision software, which may be used in connection with LDTs. The guidance attempts to address uncertainty regarding whether FDA approval of certain software is required. It has been used by the FDA, in part, to assert authority over the annotation software aspects of pharmacogenetic testing services. In addition, the FDA continued during 2020 to work on a pre-certification program to help software developers have a speedier and less restrictive path to clearance or approval of their software.

Legislation introduced in Congress would enable the FDA to regulate LDTs, in vitro diagnostics, software and other items used in the diagnosis of disease. The FDA and the U. S. Department of Health and Human Services also have expressed views regarding the regulation of LDTs. Either new law or a revised approach to regulation of LDTs could have a significant impact on the clinical laboratory testing industry, including regulating LDTs in new ways, while creating avenues of opportunity and competition regarding clinical laboratory testing. New competitors may enter the industry, and competition may come in new forms.

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

Several jurisdictions in which our businesses are located prohibit business corporations from engaging in the practice of medicine. In certain jurisdictions, business corporations are prohibited from employing licensed healthcare professionals to provide services on behalf of the corporation; these laws vary. In some jurisdictions, anatomic pathology services are delivered through physician-owned entities that employ the practicing pathologists. The manner in which licensed physicians can be organized to perform medical services may be governed by the laws of the jurisdictions in which medical services are provided and by the medical boards or other entities authorized by these jurisdictions to oversee the practice of medicine.
Privacy and Security of Health and Personal Information
We are subject to laws and regulations regarding protecting the security and privacy of certain healthcare and personal information, including: (a) the federal Health Insurance Portability and Accountability Act and the regulations thereunder, which establish (i) a complex regulatory framework including requirements for safeguarding protected health information and (ii) comprehensive federal standards regarding the uses and disclosures of protected health information; (b) state laws, including the California Consumer Privacy Act; and (c) laws outside the U.S., including the European Union's General Data Protection Regulation.

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
Information Available at Our Corporate Governance Webpage (Table 17)
• Directors	• Corporate Governance Guidelines
• Composition of the committees of our Board of Directors	• Code of Ethics
• Senior management	• Certificate of Incorporation
• Charters for the standing committees of our Board of Directors	• Bylaws
• Information about our corporate political contributions	• Values
• Statements of beneficial ownership of our equity securities filed by our directors, officers and others under Section 16 of the Exchange Act

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officers (Table 18)
Name, Age, Title	Background
Stephen H. Rusckowski (63) Chairman of the Board, Chief Executive Officer and President	Mr. Rusckowski joined the Company in May 2012 as Chief Executive Officer and President and became Chairman of the Board on January 1, 2017. From October 2006 until he joined the Company, he was Chief Executive Officer of Philips Healthcare, the largest unit of Royal Philips Electronics, and a member of the Board of Management of Royal Philips Electronics and its Executive Committee. Previously, he was CEO of the Imaging Systems business of Royal Phillips Electronics.

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
James E. Davis (58) Executive Vice President, General Diagnostics	In January 2017, Mr. Davis became Executive Vice President, General Diagnostics; previously he was Senior Vice President and Group Executive - Regional Businesses. In January 2015, he assumed responsibility for the general management of the Company's regional Diagnostic Information Services business. Mr. Davis was responsible for our products business from February 2014 until 2016. From February 2014 to January 2015, he was responsible for operations for the Company's Diagnostic Information Services business. He joined Quest Diagnostics in April 2013 as Senior Vice President, Diagnostics Solutions, with responsibility for the healthcare information technology, risk assessment, clinical trials, diagnostic products and employer solutions businesses.

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

Catherine T. Doherty (58) Senior Vice President and Group Executive - Clinical Franchise Solutions and Marketing	Since January 2013, Ms. Doherty has been responsible for overseeing the development of clinical franchise solutions in the areas of general health and wellness, cardiovascular, metabolic and endocrinology, infectious disease and immunology, and prescription drug monitoring and toxicology, as well as enterprise-wide marketing. Ms. Doherty is also responsible for the employer solutions and risk assessment businesses, and since February 2020, our sports diagnostics franchise. Additionally, in October 2018, QuestDirect, our consumer initiated testing platform was launched under her leadership. She also was responsible for clinical franchise solutions in the areas of neurology and women's health from January 2013 to January 2017 and for the healthcare information technology business from February 2014 to January 2017.

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
Carrie Eglinton Manner (46) Senior Vice President, Advanced Diagnostics	Ms. Eglinton Manner joined the Company in January 2017. She is responsible for the Company's advanced testing activities, including overseeing the development of clinical franchise solutions in the areas of neurology, oncology, pathology and women's health, as well as the Company's global business and pharmaceutical/diagnostic development services. Ms. Eglinton Manner has served as a director of Repligen Corporation since June 2020.

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
Mark J. Guinan (59) Executive Vice President and Chief Financial Officer	Mr. Guinan joined the Company in July 2013. From 2010 until joining Quest Diagnostics in 2013, he served as Chief Financial Officer for Hill-Rom Holdings Inc., a manufacturer and provider of medical technologies and related services for the healthcare industry. Mr. Guinan has served as a director of Myovant Sciences, Ltd. since July 2018.

Previously, he had served in a number of finance and operations roles in a long career at Johnson & Johnson including 2009 to 2010 as Vice President, Chief Procurement Officer, and 2005 to 2009 as Vice President, Group Finance Pharmaceuticals. Before joining Johnson & Johnson in 1997, he held a number of financial roles at Procter & Gamble.
Manuel O. Mendez (53) Senior Vice President, Chief Commercial Officer	Mr. Mendez is responsible for the commercial organization for the Company's Diagnostic Information Services business.

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

Michael E. Prevoznik (59) Senior Vice President and General Counsel	Mr. Prevoznik joined the Company as Vice President and General Counsel in August 1999. In 2003, he assumed responsibility for governmental affairs. From 1999 until April 2009, Mr. Prevoznik also had responsibility for the Company's Compliance Department.

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

    This Report also includes forward-looking statements that involve risks or uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below and elsewhere. See “Cautionary Factors that May Affect Future Results” on page 42.

RISKS RELATED TO OUR BUSINESS

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

    Several federal courts have issued determinations that portions of the ACA are unconstitutional; those rulings are net yet final.

    Significant change is taking place in the healthcare system, including as discussed above under the heading The Clinical Testing Industry, beginning on page 14. For example, value-based reimbursement is increasing (e.g., UnitedHealthcare's Preferred Lab Network); CMS has set goals for value-based reimbursement to be achieved. Patients are encouraged to take increased interest in and responsibility for, and often are bearing increased responsibility for payment for, their healthcare. Healthcare industry participants are evolving and consolidating. Healthcare services increasingly are being provided by non-traditional providers (e.g., physician assistants), in non-traditional venues (e.g., retail medical clinics, urgent care centers) and using new technologies (e.g., telemedicine, digital pathology). Utilization of the healthcare system is being influenced by several factors and may result in a decline in the demand for diagnostic information services.

    In addition, we believe that clinical testing market fundamentals are changing. We believe that PAMA-driven reimbursement pressure is negatively impacting access to care and hurting the clinical testing industry, and remains a catalyst for structural change in the market. We also believe that health plans increasingly are focusing on driving better value in laboratory testing services. We also believe that ongoing consumerization in healthcare, with increased cost being borne by consumers, is sharpening focus on price disparities. We expect that the evolution of the healthcare industry will continue, and that industry change is likely to be extensive.

The clinical testing business is highly competitive, and if we fail to provide an appropriately priced level of service or otherwise fail to compete effectively it could have a material adverse effect on our revenues and profitability.

    The clinical testing business remains a fragmented and highly competitive industry. We primarily compete with three types of clinical testing providers: other commercial clinical laboratories, hospital-affiliated laboratories and physician-office laboratories. We also compete with other providers, including anatomic pathology practices and large physician group practices. Hospitals generally maintain on-site laboratories to perform testing on their patients (inpatient or outpatient). In addition, many hospitals compete with commercial clinical laboratories for outreach (non-hospital patients) testing. Hospitals may seek to leverage their relationships with community clinicians and encourage the clinicians to send their outreach testing to the hospital's laboratory. As a result of this affiliation between hospitals and community clinicians, we compete against hospital-affiliated laboratories primarily based on quality and scope of service as well as pricing. In addition, hospitals that own physician practices may encourage or require the practices to refer testing to the hospital's laboratory. In recent years, there has been a trend of hospitals acquiring physician practices, increasing the percentage of physician practices owned by hospitals. Increased hospital ownership of physician practices may enhance clinician ties to hospital-affiliated laboratories and may strengthen their competitive position. The formation of ACOs, DCEs and IDNs, and their approach to contracts with healthcare providers, in addition to the impact of informatics, also may increase competition to provide diagnostic information services. In addition, new players have recently started to provide clinical lab testing services (e.g., employers; government agencies).

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

    Pursuant to PAMA, reimbursement rates for many clinical laboratory tests provided under Medicare were reduced in 2018, 2019 and 2020. PAMA calls for further revision of the Medicare Clinical Laboratory Fee Schedule for years after 2020, based on future surveys of market rates; reimbursement rate reduction from 2022-24 is capped by PAMA at 15% annually. The LAB Act provides an opportunity for reforms to PAMA by delaying PAMA's next data collection and reporting period until January 1, 2021 and by ordering a study to determine ways to improve future collection of more representative market rate data under PAMA. The CARES Act, adopted in early 2020 in response to the COVID-19 pandemic, suspended the PAMA price cuts that had been scheduled for 2021 and delayed PAMA's next data collection and reporting period until January 1, 2022.

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

    We face efforts by non-governmental third-party payers, including health plans, to reduce utilization of and reimbursement for clinical testing services. Examples include increased use of prior authorization requirements and increased denial of coverage for services. Since the passage of ACA, there is increased market activity regarding alternative payment models, including bundled payment models. We expect continuing efforts by third-party payers, including in their rules, practices and policies, to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical testing services. ACOs, DCEs and IDNs also may undertake efforts to reduce utilization of, or reimbursement for, diagnostic information services.

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

Government payers and third parties, including health plans, may establish reimbursement levels that do not properly recognize the value of new and innovative solutions.

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

RISKS RELATED TO CHANGE IN PUBLIC POLICY
AND THE REGULATORY AND LEGAL ENVIRONMENT

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

    Our business is subject to or impacted by extensive and frequently changing laws and regulations in the United States (including at both the federal and state levels) and the other jurisdictions in which we engage in business. While we seek to conduct our business in compliance with all applicable laws, many of the laws and regulations applicable to us are vague or indefinite and have not been interpreted by the courts, including many of those relating to:

•billing and reimbursement of clinical testing;
•certification or licensure of clinical laboratories;
•the anti-self-referral and anti-kickback laws and regulations;
•the laws and regulations administered by the FDA;
•the corporate practice of medicine;
•operational, personnel and quality requirements intended to ensure that clinical testing services are accurate, reliable and timely;
•physician fee splitting;
•relationships with physicians and hospitals;
•safety and health of laboratory employees; and
•handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials.

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

    We regularly receive requests for information, and occasionally subpoenas, from governmental authorities. We also are subject from time to time to qui tam claims brought by former employees or other “whistleblowers.” The federal and state governments continue aggressive enforcement efforts against perceived healthcare fraud. Legislative provisions relating to healthcare fraud and abuse provide government enforcement personnel substantial funding, powers, penalties and remedies to pursue suspected cases of fraud and abuse. In addition, the government has substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed for our services, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs. Regardless of merit or eventual outcome, these types of investigations and related litigation can result in:

•diversion of management time and attention;
•expenditure of large amounts of cash on legal fees, costs and payment of damages;
•increases to our administrative, billing or other operating costs;
•limitations on our ability to continue some of our operations;
•enforcement actions, fines and penalties or the assertion of private litigation claims and damages;
•decreases to the amount of reimbursement related to diagnostic information services performed;
•adverse affects to important business relationships with third parties;
•decreased demand for our services; and/or
•injury to our reputation.

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

    Legislation introduced in Congress would enable the FDA to regulate LDTs, in vitro diagnostics, software and other items used in the diagnosis of disease. The FDA and the U. S. Department of Health and Human Services also have expressed views regarding the regulation of LDTs. Either new law or a revised approach to regulation of LDTs could have a significant impact on the clinical laboratory testing industry, including regulating LDTs in new ways, while creating avenues of opportunity and competition regarding clinical laboratory testing. New competitors may enter the industry, and competition may come in new forms.

    Pursuant to the 21st Century Cures Act, the FDA issued final guidance regarding its position on the regulation of clinical decision software, which may be used in connection with LDTs. The guidance attempts to clarify whether FDA approval of certain software is required. It has been used by the FDA, in part, to assert authority over the annotation software aspects of pharmacogenetic testing services. In addition, the FDA continued during 2020 to work on a pre-certification program to help software developers have a speedier and less restrictive path to clearance or approval of their software.

Failure to accurately bill for our services, or to comply with applicable laws relating to government healthcare programs, could have a material adverse effect on our business.

    Billing for diagnostic information services is complex and subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, Medicare, Medicaid, clinicians, hospitals and employer groups. The majority of billing and related operations for our Company are being provided by a third party under the Company's oversight. Failure to accurately bill for our services could have a material adverse effect on our business. In addition, failure to comply with applicable laws relating to billing government healthcare programs may result in various consequences, including: civil and criminal fines and penalties, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third-party claims, all of which could have a material adverse effect on our business. Certain violations of these laws may also provide the basis for a civil remedy under the federal False Claims Act, including fines and damages of up to three times the amount claimed. The qui tam provisions of the federal False Claims Act and similar provisions in certain state false claims acts allow private individuals to bring lawsuits against healthcare companies on behalf of government payers, private payers and/or patients alleging inappropriate billing practices.

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

    Our international operations increase our exposure to risks inherent in doing business in non-U.S. markets, which may vary by market and include: intellectual property legal protections and remedies; weak legal systems which may affect our ability to enforce contractual rights; trade regulations and procedures and actions affecting approval, production, pricing, reimbursement and marketing of services; and challenges based on differing languages and cultures. International operations also require us to devote management resources to implement our controls and systems in new markets, and to comply with the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws in non-U.S. jurisdictions.

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

    We may be unable to obtain or maintain adequate patent or other proprietary rights for our solutions or services or to successfully enforce our proprietary rights. In addition, we may be subject to intellectual property litigation and we may be found to infringe on the proprietary rights of others, which could force us to do one or more of the following:

•cease developing, performing or selling solutions or services that incorporate the challenged intellectual property;
•obtain and pay for licenses from the holder of the infringed intellectual property right;
•redesign or re-engineer our tests;
•change our business processes; or
•pay substantial damages, court costs and attorneys' fees, including potentially increased damages for any infringement held to be willful.

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

RISKS RELATED TO OUR INDEBTEDNESS

Our outstanding debt may impair our financial and operating flexibility.

    As of December 31, 2020, we had approximately $4.0 billion of debt outstanding. Other than credit facilities in the normal course of business, we do not have any off-balance sheet financing arrangements in place or available. Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. We have obtained ratings on our public debt from Standard and Poor's, Moody's Investor Services and Fitch Ratings. There can be no assurance that any rating so assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if in that rating agency's judgment future circumstances relating to the basis of the rating, such as adverse changes in our Company or our industry, so warrant. If such ratings are lowered, our borrowing costs could increase. Changes in our credit ratings, however, do not require repayment or acceleration of any of our debt.

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

RISKS RELATED TO OUR OPERATIONS

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

    IT systems are used extensively in virtually all aspects of our business, including clinical testing, test reporting, billing, customer service, logistics and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. A failure or delay in our IT systems could impede our ability to serve our customers and patients and protect their confidential data. Despite redundancy and backup measures and precautions that we have implemented, our IT systems may be vulnerable to damage, disruptions and shutdown from a variety of sources, including telecommunications or network failures, system conversion or standardization initiatives, human acts and natural disasters. These issues can also arise as a result of failures by third parties with whom we do business and over which we have limited control. Any disruption or failure of our IT systems could have a material impact on our ability to serve our customers and patients, including negatively affecting our reputation in the marketplace.

Our business could be negatively affected if we are unable to continue to strengthen our efficiency.

    It is important that we continue to strengthen our efficiency to promote our competitive position and to enable us to mitigate the impact on our profitability of steps taken by government payers and health insurers to reduce the utilization and reimbursement of healthcare services, including diagnostic information services.

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

    We are subject to laws and regulations regarding protecting the security and privacy of certain healthcare and personal information, including: (a) the federal Health Insurance Portability and Accountability Act and the regulations thereunder, which establish (i) a complex regulatory framework including requirements for safeguarding protected health information and (ii) comprehensive federal standards regarding the uses and disclosures of protected health information; (b) state laws, including the California Consumer Privacy Act; and (c) laws outside the U.S., including the European Union's General Data Protection Regulation.

The IT systems that we rely on may be subject to unauthorized tampering, cyberattack or other security breach.

    Our IT systems have been and are subject to potential cyberattacks, tampering or other security breaches. These attacks, if successful, could result in shutdowns or significant disruptions of our IT systems and/or in unauthorized persons misappropriating intellectual property and other confidential information, including patient data that we obtain, transmit and store on and through our IT systems.

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

    In addition, certain third parties to whom we outsource certain of our services or functions, or with whom we interface, store or process our confidential patient data or other confidential information, as well as those third parties’ providers, are also subject to the risks outlined above. A breach or attack affecting these third parties could also harm our business, results of operations and reputation and subject us to liability.

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

    We have taken, and continue to take, precautionary measures to reduce the risk of, and detect and respond to, future cyber threats, and prevent or minimize vulnerabilities in our IT systems, including the loss or theft of intellectual property, patient data or other confidential information that we obtain and store on our systems. We also have taken, and will continue to take, measures to assess the cybersecurity protections used by our third-party providers. In addition, we collaborate with government agencies regarding potential cyber threats and have worked with firms that have cyber security expertise to evaluate and strengthen our systems. There can be no assurances that our precautionary measures or measures used by our third-party providers will prevent, contain or successfully defend against cyber or information security threats that could have a significant impact on our business, results of operations and reputation and subject us to liability.

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

    Acquisitions are not all the same (e.g., asset acquisitions differ from acquisitions of equity interests); different acquisitions offer different risks. Acquisitions may involve the integration of a separate company that has different systems, processes, policies and cultures. Integration of acquisitions involves a number of risks including the diversion of management's attention to the assimilation of the operations of assets or businesses we have acquired, difficulties in the integration of operations and systems and the realization of potential operating synergies, the assimilation and retention of the personnel of the acquired businesses, challenges in retaining the customers of the combined businesses, and potential adverse effects on operating results. The process of combining acquisitions may be disruptive to our businesses and may cause an interruption of, or a loss of momentum in, such businesses as a result of the following difficulties, among others:

•loss of key customers or employees;
•difficulty in standardizing information and other systems;
•difficulty in consolidating facilities and infrastructure;

•failure to maintain the quality or timeliness of services that our Company has historically provided;
•diversion of management's attention from the day-to-day business of our Company as a result of the need to deal with the foregoing disruptions and difficulties; and
•the added costs of dealing with such disruptions.

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

The COVID-19 pandemic has significantly affected our consolidated results of operations, financial position and cash flows, and may continue to do so.

    A pandemic caused by a novel strain of coronavirus (COVID-19) continues to severely impact the economy of the United States and other countries around the world. Federal, state and local governmental authorities in the United States have implemented numerous policies and initiatives to try and reduce the transmission of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns. These policies and initiatives have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), increased unemployment and loss of healthcare insurance, and the adoption of work-from-home policies, all of which have had, and we believe will continue to have, an impact on our consolidated results of operations, financial position and cash flows.

    Due to the COVID-19 pandemic, we have experienced significant volatility, including periods of material decline compared to prior year periods, in testing volume in our base business (which excludes COVID-19 molecular and antibody testing) and this volatility, including periods of material decline, could continue. Although we also have experienced heavy demand for COVID-19 molecular testing as a result of the COVID-19 pandemic, which has had a positive impact on our overall testing volume, the duration and level of the demand for, and reimbursement for, COVID-19 molecular testing is uncertain. We may also experience an adverse impact on cash collections and supply chain disruptions, including shortages, delays and price increases in testing equipment and supplies, as a result of the impact of the COVID-19 pandemic. Any of these events could have an adverse impact on our business, consolidated results of operation, financial position and cash flows.

    We believe the COVID-19 pandemic’s adverse impact on our consolidated results of operations, financial position and cash flows will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. healthcare system and the U.S. economy; the timing, scope and effectiveness of federal, state and local governmental responses; and the ability to effectively and comprehensively administer COVID-19 vaccines across the U.S. These primary drivers are beyond our knowledge and control and will change over time, and as a result, at this time we cannot reasonably estimate the adverse impact the COVID-19 pandemic will have on our businesses, consolidated results of operations, financial position and cash flows, and the adverse impact may be material.

    Our business also may be impacted by changes in the severity of the COVID-19 pandemic at different times in the various cities and regions where we operate and offer services, and by challenges faced in implementing nationwide COVID-19 vaccinations. Even after the COVID-19 pandemic has moderated and the business and social distancing restrictions have eased, we may continue to experience similar adverse effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment that may persist. The impact that the COVID-19 pandemic will have on our businesses, consolidated results of operations, financial position and cash flows could exacerbate other risks identified in this Report.

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
(t)    Increases in interest rates and negative changes in our credit ratings from Standard & Poor's, Moody's Investor Services or Fitch Ratings causing an unfavorable impact on our cost of or access to capital.
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
(cc) The COVID-19 pandemic.

Item 1B. Unresolved Staff Comments

    There are no unresolved SEC comments that require disclosure.

Item 2. Properties

    Our executive offices are located at 500 Plaza Drive, Secaucus, New Jersey. We maintain clinical testing laboratories throughout the continental United States; in several instances a joint venture of which we are a partner maintains the laboratory. We also maintain offices, data centers, call centers, distribution centers and patient service centers at locations throughout the United States. In addition, we maintain offices, patient service centers and clinical laboratories in locations outside the United States, including in Puerto Rico and Mexico. Our properties that are not owned are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe that, in general, our facilities are suitable and adequate for our current and anticipated future levels of operation and are adequately maintained. We believe that if we were unable to renew a lease on any of our facilities, we could find alternative space at competitive market rates and relocate our operations to such new location without material disruption to our business. Several of our principal facilities are highlighted below.

Location	Leased or Owned
3600 Northgate Blvd., Sacramento, California 95834 (laboratory)	Leased
8401 Fallbrook Avenue, West Hills, California 91304 (laboratory)	Leased
33608 Ortega Hwy., San Juan Capistrano, California 92675 (laboratory)	Owned
4151C East Fowler Avenue, Tampa, Florida 33617 (laboratory)	Owned
1777 Montreal Circle, Tucker, Georgia 30084-6802 (laboratory)	Owned
506 E State Parkway, Schaumburg, Illinois 60173 (laboratory)	Owned
1355 Mittle Blvd., Wood Dale, Illinois 60191 (laboratory)	Leased
200 Forest Street, Marlborough, Massachusetts 01752 (laboratories)	Leased
1715 Twin Springs Road, Baltimore, Maryland 21227 (laboratory)	Owned
One Malcolm Avenue, Teterboro, New Jersey 07608 (laboratory)	Leased
800 Business Center Drive, Horsham, Pennsylvania 19044 (laboratory)	Leased
4770 Regent Blvd., Irving, Texas 75063 (laboratory)	Leased
14225 Newbrook Drive, Chantilly, Virginia 22021 (laboratory)	Leased
10101 Renner Blvd., Lenexa, Kansas 66219 (laboratory)	Owned
4380 Federal Drive, Greensboro, North Carolina 27410 (laboratory)	Leased
2501 South State Hwy 121, Lewisville, Texas 75067 (laboratory)	Leased
6700 Euclid Avenue, Cleveland, Ohio 44103 (laboratory)	Leased

Item 3. Legal Proceedings

    See Note 18 to the Consolidated Financial Statements (Part II, Item 8 of this Report) for information regarding legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures

    Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our common stock is listed and traded on the New York Stock Exchange under the symbol “DGX.” As of February 1, 2021, we had approximately 2,500 record holders of our common stock; we believe that the number of beneficial holders of our common stock exceeds the number of record holders.

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of 2020.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2020 – October 31, 2020
Share Repurchase Program (A)	—	$—	—	$1,167,138
Employee Transactions (B)	5,871	$114.01	N/A	N/A
November 1, 2020 – November 30, 2020
Share Repurchase Program (A)	423,301	$124.76	423,301	$1,114,327
Employee Transactions (B)	226	$122.06	N/A	N/A
December 1, 2020 – December 31, 2020
Share Repurchase Program (A)	1,605,678	$122.81	1,605,678	$917,139
Employee Transactions (B)	1,141	$124.44	N/A	N/A
Total
Share Repurchase Program (A)	2,028,979	$123.21	2,028,979	$917,139
Employee Transactions (B)	7,238	$115.91	N/A	N/A

(A)Since the share repurchase program's inception in May 2003, our Board of Directors has authorized $9 billion of share repurchases of our common stock through December 31, 2020. The share repurchase authority has no set expiration or termination date. On February 4, 2021, the Company announced that our Board of Directors had increased the size of its repurchase program by $1 billion.

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

Performance Graph

    Set forth below is a line graph comparing the cumulative total shareholder return on Quest Diagnostics' common stock since December 31, 2015 based on the market price of the Company's common stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the Standard & Poor's 500 Stock Index and the S&P 500 Healthcare Equipment & Services Index.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
2015
2016
2017
2018
2019
2020
Quest Diagnostics Incorporated
S&P 500 Index
S&P 500 Health Care Equipment & Services Index

	Closing DGX Price	Total Shareholder Return			Performance Graph Values
Date		DGX	S&P 500	S&P 500 H.C.	DGX	S&P 500	S&P 500 H.C.
12/31/2016	$91.90	31.89%	11.96%	(2.69)%	$131.89	$111.96	$97.31
12/31/2017	$98.49	9.16%	21.83%	22.08%	$143.97	$136.40	$118.79
12/30/2018	$83.27	(13.84)%	(4.38)%	6.47%	$124.05	$130.42	$126.47
12/29/2019	$106.79	31.15%	31.49%	20.82%	$162.68	$171.49	$152.81
12/31/2020	$119.17	14.04%	18.40%	13.45%	$185.52	$203.04	$173.36

Item 6. Selected Financial Data

See page 58.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See page 63.

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

Report of Management on Internal Control Over Financial Reporting

See page 83.

Changes in Internal Control

    During the fourth quarter of 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    Information regarding the Company's executive officers is contained in Part I, Item 1 of this Report under “Information about our Executive Officers.” Information regarding the directors and executive officers of the Company appearing in our Proxy Statement to be filed by April 30, 2021 (“Proxy Statement”) under the captions “Proposal No. 1 - Election of Directors,” “Director Independence,” “Board Committees” and "Delinquent Section 16(a) Reports" is incorporated by reference herein.

Item 11. Executive Compensation

    Information appearing in our Proxy Statement under the captions “2020 Director Compensation Table,” “Compensation Discussion and Analysis,” “Information Regarding Executive Compensation” and “Compensation Committee Report” is incorporated by reference herein.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)Documents filed as part of this Report.

1.Index to financial statements and supplementary data filed as part of this Report.

2.Financial Statement Schedule.

Item	Page
Schedule II - Valuation Accounts and Reserves	F- 52

3.Exhibits

Exhibit Number	Description
3.1
Restated Certificate of Incorporation (filed as an Exhibit to the Company's current report on Form 10-Q for the quarter ended September 30, 2018 (Date of Report: October 24, 2018) and incorporated herein by reference) (Commission File Number 001-12215)

3.2
Amended and Restated By-Laws of the Company (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: May 17, 2019) and incorporated herein by reference) (Commission File Number 001-12215)

4.1
Form of 6.95% Senior Note due 2037 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.2
Form of 5.750% Senior Note due 2040 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission File Number 001-12215)

4.3
Form of 4.250% Senior Note due 2024 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 12, 2014) and incorporated herein by reference) (Commission File Number 001-12215)

4.4
Form of 3.500% Senior Note due 2025 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 5, 2015) and incorporated herein by reference) (Commission File Number 001-12215)

4.5
Form of 4.700% Senior Note due 2045 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 5, 2015) and incorporated herein by reference) (Commission File Number 001-12215)

4.6
Form of 3.450% Senior Note due 2026 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 23, 2016) and incorporated herein by reference) (Commission File Number 001-12215)

4.7
Form of 4.200% Senior Note due 2029 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: March 7, 2019) and incorporated herein by reference) (Commission File Number 001-12215)

4.8
Form of 2.950% Senior Note due 2030 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: December 9, 2019) and incorporated herein by reference) (Commission File Number 001-12215)

4.9
Form of 2.800% Senior Note due 2031 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 11, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

4.10
Indenture dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and the Trustee (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.11
First Supplemental Indenture, dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.12
Second Supplemental Indenture, dated as of November 26, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 26, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.13
Third Supplemental Indenture, dated as of April 4, 2002, among the Company, the Additional Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: April 1, 2002) and incorporated herein by reference) (Commission File Number 001-12215)

4.14
Fourth Supplemental Indenture dated as of March 19, 2003, among Unilab Corporation (f/k/a Quest Diagnostics Newco Incorporated), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference) (Commission File Number 001-12215)

4.15
Fifth Supplemental Indenture dated as of April 16, 2004, among Unilab Acquisition Corporation (d/b/a FNA Clinics of America), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference) (Commission File Number 001-12215)

4.16
Sixth Supplemental Indenture dated as of October 31, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: October 31, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.17
Seventh Supplemental Indenture dated as of November 21, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 21, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.18
Eighth Supplemental Indenture dated as of July 31, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: July 31, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

4.19
Ninth Supplemental Indenture dated as of September 30, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: September 30, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

4.20
Tenth Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.21
Eleventh Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.22
Twelfth Supplemental Indenture dated as of June 25, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.23
Thirteenth Supplemental Indenture dated as of November 17, 2009, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission File Number 001-12215)

4.24
Fourteenth Supplemental Indenture dated as of March 24, 2011, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.25
Fifteenth Supplemental Indenture dated as of November 30, 2011, among the Company, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's 2011 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

4.26
Sixteenth Supplemental Indenture dated as of March 17, 2014, between the Company, The Bank of New York Mellon Trust Company, N.A., (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 12, 2014) and incorporated herein by reference) (Commission File Number 001-12215)

4.27
Seventeenth Supplemental Indenture dated as of March 10, 2015, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: March 5, 2015) and incorporated herein by reference) (Commission File Number 001-12215)

4.28
Eighteenth Supplemental Indenture dated as of May 26, 2016, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 23, 2016) and incorporated herein by reference) (Commission File Number 001-12215)

4.29
Nineteenth Supplemental Indenture dated as of March 12 2019, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: March 7, 2019) and incorporated herein by reference) (Commission File Number 001-12215)

4.30
Twentieth Supplemental Indenture dated as of December 16, 2019, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: December 16, 2019) and incorporated herein by reference) (Commission File Number 001-12215)

4.31
Twenty-First Supplemental Indenture dated as of May 13, 2020, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 11, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

4.32	Description of Securities (filed as an Exhibit to the Company’s 2019 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

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

10.6‡
Quest Diagnostics Incorporated Senior Management Incentive Plan, as amended and restated February 18, 2019 (filed as an Exhibit to the Company's 2019 quarterly report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference) (Commission File Number 001-12215)

10.7‡
Amended and Restated Quest Diagnostics Incorporated Executive Officer Severance Plan as amended November 19, 2019 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 19, 2019) and incorporated herein by reference) (Commission File Number 001-12215)

10.8‡
The Profit Sharing Plan of Quest Diagnostics Incorporated (Amendment and Restatement, effective as of January 1, 2016) (filed as an Exhibit to the Company’s 2015 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.9‡
Amendment No. 1 to The Profit Sharing Plan of Quest Diagnostics Incorporated, effective as of January 1, 2018 (filed as an Exhibit to the Company's 2017 annual report on Form 10-K and incorporated herein by reference) (Commission file number 001-12215)

10.10‡
Amendment No. 2 to The Profit Sharing Plan of Quest Diagnostics Incorporated, as amended December 20, 2018 (filed as an Exhibit to the Company's 2018 annual report on Form 10-K and incorporated herein by reference)(Commission file number 001-12215)

10.11‡
Amendment No. 3 to The Profit Sharing Plan of Quest Diagnostics Incorporated effective January 1, 2020 (filed as an Exhibit to the Company’s 2019 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.12‡
Amendment No. 4 to The Profit Sharing Plan of Quest Diagnostics Incorporated effective March 1, 2020 (filed as an Exhibit to the Company’s 2020 quarterly report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference) (Commission File Number 001-12215)

10.13‡
Amendment No. 5 to The Profit Sharing Plan of Quest Diagnostics Incorporated effective January 1, 2020 (filed as an Exhibit to the Company’s 2020 quarterly report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference) (Commission File Number 001-12215)

10.14‡
Amendment No. 6 to The Profit Sharing Plan of Quest Diagnostics Incorporated effective January 1, 2021 (filed as an Exhibit to the Company’s 2020 quarterly report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference) (Commission File Number 001-12215)

10.15‡*	Amendment No. 7 to The Profit Sharing Plan of Quest Diagnostics Incorporated effective January 1, 2021

10.16‡
Quest Diagnostics Incorporated Amended and Restated Deferred Compensation Plan For Directors as amended effective February 18, 2020 (filed as an Exhibit to the Company’s 2019 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.17‡*	Amended and Restated Quest Diagnostics Incorporated Long-Term Incentive Plan for Non-Employee Directors, as amended and restated as of November 18, 2020

10.18‡	Form of Non-Employee Director Equity Award Agreement (filed as an Exhibit to the Company's 2011 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

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

10.22‡
Amendment to Employment Agreement between Stephen H. Rusckowski and Quest Diagnostics Incorporated, dated June 11, 2015 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 11, 2015) and incorporated herein by reference) (Commission File Number 001-12215)

10.23‡
Aircraft Timesharing Agreement dated as of December 17, 2013 between Quest Diagnostics Incorporated and Stephen H. Rusckowski (filed as an Exhibit to the Company’s 2013 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.24‡
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

99.1‡
Fourth Amended and Restated Receivables Sales Agreement, dated as of October 28, 2015, between Quest Diagnostics Incorporated and the subsidiaries identified therein, as Sellers, and Quest Diagnostics Receivables Inc., as Buyer (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.2‡
Amendment No. 1 to Fourth Amended and Restated Receivables Sales Agreement, dated October 25, 2019 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.3‡
Sixth Amended and Restated Credit and Security Agreement, dated as of October 27, 2017 among Quest Diagnostics Receivables Inc., Quest Diagnostics Incorporated, as Initial Servicer, MUFG Bank, LTD., as Administrative Agent, the Lenders party thereto, the financial institutions party thereto as agents for the conduit lenders (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.4‡
Amendment No. 1 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 26, 2018 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.5‡
Amendment No. 2 to Sixth Amended and Restated Credit and Security Agreement, dated as of June 14, 2019 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.6‡
Amendment No. 3 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 25, 2019 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.7‡*	Amendment No. 4 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 22, 2020

99.8‡
Amendment No. 1, dated as of April 30, 2020, relating to the Second Amended and Restated Credit Agreement, dated as of March 22, 2018, among Quest Diagnostics Incorporated, as Borrower, the lenders identified therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and other agents party thereto and which includes, as Exhibit A, the Second Restated Credit Agreement marked to show the amended text (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20201231.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20201231_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20201231_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20201231_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20201231_pre.xml

104	The cover page from this annual report on Form 10-K, formatted in Inline XBRL.

*	Filed herewith.

**	Furnished herewith.

‡	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

(b)Exhibits filed as part of this Report.

    The exhibit index in (a) above is incorporated herein by reference.

(c)None.

Item 16. Form 10-K Summary

    None.

Signatures

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2021.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2021.

Signature	Capacity
/s/Stephen H. Rusckowski Stephen H. Rusckowski	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/Mark J. Guinan Mark J. Guinan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/Michael J. Deppe Michael J. Deppe	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/Vicky B. Gregg Vicky B. Gregg	Director

/s/Wright L. Lassiter, III Wright L. Lassiter, III	Director

/s/Timothy L. Main Timothy L. Main	Director

/s/Denise M. Morrison Denise M. Morrison	Director

/s/Gary M. Pfeiffer Gary M. Pfeiffer	Director

/s/Timothy M. Ring Timothy M. Ring	Director

/s/Daniel C. Stanzione Daniel C. Stanzione	Director

/s/Helen I. Torley Helen I. Torley	Director

/s/Gail R. Wilensky Gail R. Wilensky	Director

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in millions, except per share data)
Operations Data:	(a) (b) (c)	(a) (d) (e)	(a) (f) (g)	(a) (h) (i)	(a) (j) (k)
Net revenues	$9,437	$7,726	$7,531	$7,402	$7,214
Operating income	1,971	1,231	1,101	1,165	1,277

Income from continuing operations	1,499	886	788	824	696
Income from discontinued operations, net of taxes	—	20	—	—	—
Net income	1,499	906	788	824	696
Less: Net income attributable to noncontrolling interests	68	48	52	52	51
Net income attributable to Quest Diagnostics	$1,431	$858	$736	$772	$645

Amounts attributable to Quest Diagnostics' common stockholders:
Income from continuing operations	$1,431	$838	$736	$772	$645
Income from discontinued operations, net of taxes	—	20	—	—	—
Net income	$1,431	$858	$736	$772	$645

Earnings per share attributable to Quest Diagnostics' common stockholders - basic:
Income from continuing operations	$10.62	$6.21	$5.39	$5.63	$4.58
Income from discontinued operations	—	0.15	—	—	—
Net income	$10.62	$6.36	$5.39	$5.63	$4.58

Earnings per share attributable to Quest Diagnostics' common stockholders - diluted:
Income from continuing operations	$10.47	$6.13	$5.29	$5.50	$4.51
Income from discontinued operations	—	0.15	—	—	—
Net income	$10.47	$6.28	$5.29	$5.50	$4.51

Dividends per common share	$2.24	$2.12	$2.03	$1.80	$1.65

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in millions)
Balance Sheet Data (at end of year):	(a) (b) (c)	(a) (d) (e)	(a) (f) (g)	(a) (h) (i)	(a) (j) (k)
Cash and cash equivalents	$1,158	$1,192	$135	$137	$359
Total assets	14,026	12,843	11,003	10,503	10,100
Long-term debt	4,013	3,966	3,429	3,748	3,728
Total debt	4,015	4,770	3,893	3,784	3,734
Redeemable noncontrolling interest	82	76	77	80	77

Other Data:
Net cash provided by operating activities	$2,005	$1,243	$1,200	$1,175	$1,116
Net cash used in investing activities	(772)	(411)	(801)	(830)	(127)
Net cash (used in) provided by financing activities	(1,267)	225	(401)	(592)	(738)
Capital expenditures	418	400	383	252	293
Purchases of treasury stock	325	353	322	465	590
Dividends paid	297	286	266	247	223

(a)On January 1, 2019, we adopted a new lease accounting standard, which required us to recognize an asset and a liability for most operating leases on our balance sheet. As of December 31, 2019, operating lease right-of-use assets and operating lease liabilities totaled $518 million and $558 million, respectively. Periods prior to 2019 have not been restated. During the third quarter of 2006, we completed the wind down of Nichols Institute Diagnostics ("NID"), a test kit manufacturing subsidiary, which was reported as discontinued operations through 2019, at which point certain income tax contingencies related to NID were resolved. During 2020, our results were materially impacted by the COVID-19 pandemic including a decline in testing volume in our base business (which excludes COVID-19 molecular and antibody testing) which was more than offset by COVID-19 molecular and antibody testing.

(b)On January 21, 2020, we completed the acquisition of Blueprint Genetics Oy ("Blueprint Genetics"). On April 6, 2020, we completed the acquisition of select assets which constitute substantially all of the operations of Memorial Hermann Diagnostics Laboratories, the outreach laboratory division of Memorial Hermann Health System ("Memorial Hermann"). On August 1, 2020, we completed the acquisition of the remaining 56% interest in Mid America Clinical Laboratories, LLC ("MACL") from our joint venture partners. Consolidated operating results for 2020 included the results of operations of Blueprint Genetics, Memorial Hermann and MACL subsequent to the closing of these acquisitions. Prior to the acquisition, we accounted for our 44% interest in MACL as an equity method investment. For further details regarding our acquisitions, see Note 6 to the audited consolidated financial statements.

During January 2020, we redeemed in full the outstanding indebtedness under our senior notes due January 2020 and senior notes due March 2020 using the net proceeds from the issuance, in December 2019, of the 2.95% senior notes due June 2030, along with cash on hand.

During May 2020, we completed a senior notes offering, consisting of $550 million aggregate principal amount of 2.80% senior notes due June 2031 (the "2031 Senior Notes"). During November 2020, the net proceeds from the 2031 Senior Notes, along with cash on hand, were used to redeem in full the outstanding indebtedness under our senior notes due April 2021.

(c)Operating income included (for 2020):
•pre-tax amortization expense of $103 million;
•pre-tax charges of $76 million, representing the impact of certain items resulting from the COVID-19 pandemic, principally including expense associated with payments to eligible employees to help offset expenses they incurred as a result of COVID-19, incremental costs incurred primarily to protect the health and safety of our employees and customers, and certain asset impairment charges;
•pre-tax charges of $58 million, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $2 million, associated with Quest for Health Equity (our recently announced initiative with the Quest Diagnostics Foundation to reduce health disparities in underserved communities).

In addition to the items included in operating income, income from continuing operations included:
•a pre-tax gain of $70 million recognized upon the acquisition of the remaining 56% interest in MACL as a result of the remeasurement of our previously held equity interest to fair value;
•pre-tax amortization expense of $11 million included in equity in earnings of equity method investees, net of taxes;
•a net pre-tax gain of $4 million principally related to a gain recognized by an equity method investee to adjust certain of its investments to fair value, partially offset by a loss on the retirement of debt;
•a pre-tax gain of $4 million in equity in earnings of equity method investees, net of taxes, representing the impact of certain items resulting from the COVID-19 pandemic; and
•excess tax benefits associated with stock-based compensation arrangements of $23 million.

Net cash provided by operating activities included $40 million of proceeds received from the termination of interest rate swap agreements.

(d)On February 11, 2019, we completed the acquisition of certain assets of the clinical laboratory services business of Boyce & Bynum Pathology Laboratories, P.C. ("Boyce & Bynum"). Consolidated operating results for 2019 included the results of operations of Boyce & Bynum subsequent to the closing of the acquisition. For further details regarding our acquisitions, see Note 6 to the audited consolidated financial statements.

In December 2019, we completed a senior notes offering, consisting of $800 million aggregate principal amount of 2.95% senior notes due June 2030.

(e)Operating income included (for 2019):
•pre-tax amortization expense of $96 million;
•pre-tax charges of $78 million, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; and
•a net pre-tax gain of $89 million, primarily due to a gain associated with the sale and leaseback of a property, a gain associated with the decrease in the fair value of the contingent consideration accruals associated with previous acquisitions, and a gain associated with proceeds from an insurance claim for hurricane related losses, partially offset by costs incurred related to a data security incident and non-cash asset impairment charges.

In addition to the items included in operating income, income from continuing operations included:
•pre-tax amortization expense of $15 million included in equity in earnings of equity method investees, net of taxes; and
•excess tax benefits associated with stock-based compensation arrangements of $13 million.

Discontinued operations, net of taxes, for the year ended December 31, 2019 includes discrete tax benefits of $20 million associated with the favorable resolution of certain tax contingencies related to NID.

(f)On February 1, 2018, we completed the acquisition of Mobile Medical Examination Services, LLC. ("MedXM"). On June 18, 2018, we completed the acquisition of the outreach laboratory services business of Cape Cod Healthcare, Inc. On September 19, 2018, we completed the acquisition of ReproSource, Inc. ("ReproSource"). On November 6, 2018, we completed the acquisition of the U.S. laboratory services business of Oxford Immunotec, Inc. ("Oxford"). Consolidated operating results for 2018 include the results of operations of MedXM, the outreach laboratory services business of Cape Cod Healthcare, Inc., ReproSource and Oxford subsequent to the closing of the applicable acquisition. For further details regarding our acquisitions, see Note 6 to the audited consolidated financial statements.

(g)Operating income included (for 2018):
•pre-tax charges of $122 million, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business;
•pre-tax amortization expense of $90 million; and
•pre-tax charges of $2 million, primarily associated with costs incurred related to certain legal matters and a loss on the sale of a foreign subsidiary, partially offset by a gain associated with the decrease in the fair value of the contingent consideration accrual associated with a previous acquisition and proceeds from an insurance claim for hurricane related losses.

In addition to the items included in operating income, income from continuing operations included:
•pre-tax amortization expense of $17 million included in equity in earnings of equity method investees, net of taxes;

•excess tax benefits associated with stock-based compensation arrangements of $18 million; and
•an income tax benefit of $14 million primarily associated with a change in a tax return accounting method that enabled us to accelerate the deduction of certain expenses on our 2017 tax return at the federal corporate statutory income tax rate in effect during 2017, partially offset by an income tax expense associated with finalizing the impact of the enactment of the Tax Cuts and Jobs Act ("TCJA").

Pursuant to the TCJA, among other changes to U.S. corporate income tax laws, the federal corporate statutory income tax rate was reduced from 35% to 21% effective for 2018.

(h)On May 1, 2017, we completed the acquisition of the outreach laboratory services business of PeaceHealth Laboratories ("PHL"). On July 14, 2017, we completed the acquisition of Med Fusion, LLC and Clearpoint Diagnostic Laboratories, LLC ("Med Fusion"). On September 28, 2017, we completed the acquisition of the outreach laboratory services businesses of two hospitals of Hartford HealthCare Corporation ("HHC"), The William W. Backus Hospital and The Hospital of Central Connecticut. On December 1, 2017, we completed the acquisition of Cleveland HeartLab, Inc. ("CHL"). On December 7, 2017, we completed the acquisition of certain assets of the clinical and anatomic pathology laboratory business of Shiel Holdings, LLC ("Shiel"). Consolidated operating results for 2017 include the results of operations of PHL, Med Fusion, the outreach laboratory services businesses of The William W. Backus Hospital and The Hospital of Central Connecticut, CHL and Shiel subsequent to the closing of the applicable acquisition. For further details regarding our acquisitions, see Note 5 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

(i)Operating income included (for 2017):
•pre-tax charges of $105 million, primarily associated with systems conversions, integration and workforce reductions incurred in connection with further restructuring and integrating our business;
•pre-tax amortization expense of $74 million; and
•pre-tax charges of $12 million, primarily a result of non-cash asset impairment charges, incremental costs incurred as a result of hurricanes and costs incurred related to certain legal matters.

In addition to the items included in operating income, income from continuing operations included:
•pre-tax amortization expense of $16 million included in equity in earnings of equity method investees, net of taxes;
•a net pre-tax gain of $2 million, primarily a result of a gain on the sale of an interest in an equity method investment, partially offset by non-cash asset impairment charges associated with an investment;
•$1 million of pre-tax restructuring and integration charges associated with our Q2 Solutions joint venture;
•a provisional estimated income tax benefit of $106 million associated with the TCJA, including a deferred income tax benefit of $115 million primarily due to the remeasurement of our net deferred tax liabilities and reserves at the new combined federal and state statutory income tax rate, partially offset by $9 million of current income tax expense primarily due to the mandatory repatriation toll charge on undistributed foreign earnings and profits;
•excess tax benefits associated with stock-based compensation arrangements of $37 million; and
•income tax expense of $3 million primarily a result of recording a valuation allowance against certain net operating loss carryforwards in a geography impacted by hurricanes.

Net cash provided by operating activities benefited from a decrease in tax payments associated with the realization of a $62 million deferred tax benefit.

(j)On February 29, 2016, we completed the acquisition of the outreach laboratory services business of Clinical Laboratory Partners, LLC ("CLP"), a wholly-owned subsidiary of HHC. Consolidated operating results for 2016 include the results of operations of CLP subsequent to the closing of the acquisition. For further details regarding acquisitions, see Note 5 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. On May 13, 2016, we completed the sale of our Focus Diagnostics products business ("Focus Sale"). Our Focus Diagnostics products business was not classified as a discontinued operation. For further details regarding dispositions, see Note 6 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

(k)Operating income included (for 2016):
•a pre-tax gain of $118 million associated with the Focus Sale;
•pre-tax amortization expense of $72 million;
•pre-tax charges of $78 million, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; and

•a net pre-tax gain of $7 million, primarily a result of a non-taxable gain on an escrow recovery associated with an acquisition, partially offset by costs associated with winding down subsidiaries, non-cash asset impairment charges and costs incurred related to certain legal matters.

In addition to the items included in operating income, income from continuing operations included:
•pre-tax amortization expense of $16 million included in equity in earnings of equity method investees, net of taxes;
•income tax expense of $84 million associated with the Focus Sale, consisting of $91 million of current income tax expense and a deferred income tax benefit of $7 million;
•$48 million of pre-tax charges on the retirement of debt and the related income tax benefit of $18 million;
•non-cash pre-tax asset impairment charges of $7 million associated with certain investments;
•$4 million of pre-tax restructuring and integration charges associated with our Q2 Solutions joint venture; and
•excess tax benefits associated with stock-based compensation arrangements of $9 million.

Net cash provided by operating activities included:
•a $17 million cash tax benefit on the retirement of debt;
•$54 million of proceeds received from the termination of interest rate swap agreements; and
•$91 million of income taxes paid in connection with the Focus Sale.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company

    Diagnostic Information Services

    Quest Diagnostics empowers people to take action to improve health outcomes. We use our extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management. Our diagnostic information services business ("DIS") provides information and insights based on the industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. We provide services to a broad range of customers, including patients, clinicians, hospitals, independent delivery networks ("IDNs"), health plans, employers, accountable care organizations ("ACOs"), and direct contract entities ("DCEs"). We offer the broadest access in the United States to diagnostic information services through our nationwide network of laboratories, patient service centers and phlebotomists in physician offices and our connectivity resources, including call centers and mobile paramedics, nurses and other health and wellness professionals. We are the world's leading provider of diagnostic information services. We provide interpretive consultation with one of the largest medical and scientific staffs in the industry. Our DIS business makes up greater than 95% of our consolidated net revenues. During 2020, we processed approximately 187 million test requisitions through our extensive laboratory network.

    The clinical testing that we perform is an essential element in the delivery of healthcare services. Clinicians use clinical testing for predisposition, screening, monitoring, diagnosis, prognosis and treatment choices of diseases and other medical conditions. The United States clinical testing industry consists of two segments. One segment, which we believe makes up approximately 36% of the total industry, includes hospital inpatient and outpatient testing. The second segment, which we believe makes up approximately 64% of the total industry, includes testing of persons who are not hospital patients, including testing done in commercial clinical laboratories, physician-office laboratories and other locations, as well as hospital outreach (non-hospital patients) testing. We believe that hospital-affiliated laboratories account for approximately 36% of the second segment, commercial clinical laboratories approximately 53% and physician-office laboratories and other locations account for the balance. Our estimates of the clinical laboratories industry do not include the impact of COVID-19 testing.

    The clinical testing industry is subject to seasonal fluctuations in operating results and cash flows. Typically, testing volume declines during vacation and major holiday periods, reducing net revenues and operating cash flows below annual averages. Testing volume is also subject to declines due to severe weather or other events (such as public health emergencies and health pandemics), which can deter patients from having testing performed and which can vary in duration and severity from year to year. Additionally, orders for clinical testing generated from clinician offices, hospitals and employers can be affected by factors such as changes in the United States economy and regulatory environment, which affect the number of unemployed and uninsured, and design changes in healthcare plans, which affect utilization as well as patient responsibility for healthcare costs.

    We assess our revenue performance for the DIS business based upon, among other factors, volume (measured by test requisitions) and revenue per requisition.

    Each requisition accompanies patient specimens, indicating the test(s) to be performed and the party to be billed for the test(s).

    Revenue per requisition is impacted by various factors, including, among other items, the impact of fee schedule changes (i.e. unit price), test mix, payer mix, and the number of tests per requisition. Management uses number of requisitions and revenue per requisition data to assist with assessing the growth and performance of the business, including understanding trends affecting number of requisitions, pricing and test mix. Therefore, we believe that information related to changes in these metrics from period to period are useful information for investors as it allows them to assess the performance of the business.

    A summary of our revenue performance over the past three years is as follows:

	Year Ended December 31,
	2020	2019	2018
	(dollars in millions)
Net revenues	$9,437	$7,726	$7,531
DIS revenues	$9,139	$7,405	$7,204
Revenue per requisition change	16.2%	(1.3)%	(1.2)%
Requisition volume change	6.6%	4.3%	2.5%
Organic requisition volume change	4.5%	3.1%	0.5%

    The impact that the COVID-19 pandemic had on our DIS revenues, including requisition volume and revenue per requisition are discussed further below under "2020 Highlights" and "Impact of COVID-19".

    Diagnostic Solutions

    In our Diagnostic Solutions ("DS") businesses, which represent the balance of our consolidated net revenues, we offer a variety of solutions for life insurers and healthcare organizations and clinicians. We are the leading provider of risk assessment services for the life insurance industry. In addition, we offer healthcare organizations and clinicians robust information technology solutions.

2020 Highlights

•Our total net revenues of $9.4 billion were up 22.1% from the prior year.
•In DIS:
◦Revenues of $9.1 billion increased by 23.4% compared to the prior year, driven by demand for COVID-19 molecular and antibody testing, and, to a lesser extent, the impact of recent acquisitions, partially offset by a decline in testing volume in our base business (which excludes COVID-19 molecular and antibody testing).
◦Volume, measured by the number of requisitions, increased by 6.6% compared to the prior year, with organic growth (which excludes the impact of recent acquisitions) and acquisitions contributing approximately 4.5% and 2.1%, respectively. Organic volume growth was driven by demand for COVID-19 molecular testing, partially offset by declines in testing volume in the base business. Testing volume in the base business were negatively impacted by the COVID-19 pandemic and declined by 11.4% compared to the prior year.
◦Revenue per requisition increased by 16.2% compared to the prior year driven, in large part, by COVID-19 molecular testing.
•DS revenues of $298 million decreased by 7.0% compared to the prior year and were negatively impacted by the COVID-19 pandemic.
•Income from continuing operations attributable to Quest Diagnostics' stockholders was $1,431 million, or $10.47 per diluted share, in 2020, compared to $838 million, or $6.13 per diluted share, in 2019.
•Net cash provided by operating activities was approximately $2.0 billion in 2020, compared to $1.2 billion in 2019.

Impact of COVID - 19

    As a novel strain of coronavirus (COVID-19) continues to spread and severely impact the economy of the United States and other countries around the world, we are committed to being a part of the coordinated public and private sector response to this unprecedented challenge. We have made substantial investments to expand the amount of COVID-19 testing available to the country and are currently capable of performing approximately 225,000 COVID-19 molecular diagnostic tests per day to aid in the diagnosis of COVID-19 and approximately 200,000 COVID-19 antibody tests per day to aid in the detection of immune response. We have been effectively managing challenges in the global supply chain; and, at this point, we have sufficient supplies to conduct our business.

    During 2020, our testing volume and revenues were materially impacted by the COVID-19 pandemic including a decline in testing volume in our base business (which excludes COVID-19 molecular and antibody testing) which was more than offset by COVID-19 molecular and antibody testing.

    During January and February 2020, we experienced growth in DIS revenues and volume compared to the prior year period. However, in March and April 2020, we experienced a material decline in testing volume due to the COVID-19 pandemic. During May and June 2020, we began to experience a recovery in base testing volume, which continued in the second half of 2020. Volume in our base business (which includes the impact of recent acquisitions) for the second, third and fourth quarters of 2020 decreased approximately 34%, 5% and 2%, respectively, compared to the prior year periods. However, at the end of November and into December 2020, the trend of recovery in our base business volume was impacted somewhat due to the increase in COVID-19 infections across the country.

    The decrease in base testing volume was driven by federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home policies, all of which have had, and we believe will continue to have, an impact on our operating results, financial position and cash flows, including base testing volume.

    Beginning during the second quarter of 2020, we experienced growing demand for COVID-19 testing services, which partially offset the decrease in base testing volume during that period. During the second half of 2020, as we have expanded our capacity in order to satisfy such demand, the impact of COVID-19 testing more than offset the decrease in base testing volume. Additionally, the impact of COVID-19 molecular testing drove an increase in revenue per requisition compared to the prior year.

    In April 2020 the Centers for Medicare and Medicaid Services ("CMS") announced that it would increase the reimbursement for certain COVID-19 molecular tests making use of high-throughput technologies developed by the private sector that allow for increased testing capacity, faster results, and more effective means of combating the spread of the virus to $100 per test, effective April 14, 2020. Beginning January 1, 2021, Medicare changed the base reimbursement rate for COVID-19 diagnostic tests run on high-throughput technologies to $75 per test with an additional payment of $25 per test if the laboratory (1) completes the test in two calendar days or less and (2) completes the majority of its COVID-19 tests that use high throughput technology in two calendar days or less for all of its patients in the previous month. Certain healthcare insurers have now moved to a similar reimbursement model for COVID-19 molecular tests.

    We believe the COVID-19 pandemic’s impact on our consolidated results of operations, financial position and cash flows will be primarily driven by: the severity and duration of the COVID-19 pandemic; healthcare insurer, government, and client payer reimbursement rates for COVID-19 molecular testing; the COVID-19 pandemic’s impact on the U.S. healthcare system and the U.S. economy; and the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic. We may also be impacted by changes in the severity of the COVID-19 pandemic at different times in the various cities and regions where we operate and offer services. Even after the COVID-19 pandemic has moderated and the business and social distancing restrictions have eased, we may continue to experience similar effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment that may persist. In the longer term, given the many challenges that hospitals will face, we may have more opportunities to partner with hospitals to help achieve their laboratory strategies, and the COVID-19 pandemic may also be a further catalyst for consolidation in the laboratory testing industry.

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
•providing clinical laboratories a one-year reprieve from the reporting requirements under the Protecting Access to Medicare Act ("PAMA") as well as a one-year delay of reimbursement rate reductions for clinical laboratory services provided under Medicare that were scheduled to take place in 2021. Further revisions of the Medicare Clinical

Laboratory Fee Schedule for years after 2022 will be based on future surveys of market rates. Reimbursement reduction from 2022-2024 is capped by PAMA at 15% annually;
•appropriating $100 billion to healthcare providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic. In April 2020 and August 2020, we received approximately $65 million and $73 million, respectively, of funds that were distributed to healthcare providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic under the CARES Act. During the fourth quarter of 2020, we returned the entire $138 million of funds; and
•suspending Medicare sequestration from May 2020 to December 2020. In December 2020, the suspension of the Medicare sequestration, which has resulted in a small benefit to us in the form of higher reimbursement rates for diagnostic testing services performed on behalf of Medicare beneficiaries, was extended through March 2021.

Senior Notes Offerings and Retirement of Debt

    During January 2020, we redeemed in full the outstanding indebtedness under our senior notes due January 2020 and senior notes due March 2020 using the net proceeds from the issuance, in December 2019, of $800 million aggregate principal amount of 2.95% senior notes due June 2030 (the "2030 Senior Notes"), along with cash on hand. For the year ended December 31, 2020, we recorded a loss on retirement of debt in connection with the transaction, principally comprised of premiums paid, of $1 million in other income (expense), net.

    During May 2020, we completed a senior notes offering, consisting of $550 million aggregate principal amount of 2.80% senior notes due June 2031 (the “2031 Senior Notes”), which were issued at an original issue discount of $1 million. During November 2020, the net proceeds from the 2031 Senior Notes, along with cash on hand, were used to redeem in full the outstanding indebtedness under our senior notes due April 2021. For the year ended December 31, 2020, we recorded a loss on retirement of debt in connection with the transaction, principally comprised of premiums paid, of $8 million in other income (expense), net.

    For further details regarding our debt, see Note 13 to the audited consolidated financial statements.

Two Point Strategy

    Our two point strategy is described in detail in "Item 1. Business: Our Strategy." We continued to execute our strategy during 2020 as follows:

    Acquisition of Blueprint Genetics Oy

    On January 21, 2020, we completed the acquisition of Blueprint Genetics Oy ("Blueprint Genetics"), in an all cash transaction for $108 million, net of $3 million cash acquired. Blueprint Genetics is a leading specialty genetic testing company with expertise in gene variant interpretation based on next generation sequencing and proprietary bioinformatics. Through the acquisition, we acquired all of Blueprint Genetics' operations. The acquired business is included in our DIS business.

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

    Acquisition of the Remaining 56% Interest in Mid America Clinical Laboratories, LLC

    On August 1, 2020, we completed the acquisition of the remaining 56% interest in Mid America Clinical Laboratories, LLC ("MACL") from our joint venture partners in an all cash transaction for $93 million, net of $18 million cash acquired. MACL is the largest independent clinical laboratory provider in Indiana. Prior to the acquisition, we accounted for our 44% interest in MACL as an equity method investment, which was remeasured to its fair value of $87 million on the acquisition date, resulting in a gain of $70 million that was recognized in other income (expense), net in the consolidated statements of operations. As a result of the acquisition, MACL became our wholly owned subsidiary. The acquired business is included in our DIS business.

    For further details regarding our acquisitions, see Note 6 to the audited consolidated financial statements.

    Invigorate Program

    We are engaged in a multi-year program called Invigorate, which is designed to reduce our cost structure and improve our performance. We currently aim annually to save approximately 3% of our costs, and in 2020 we achieved that goal.

    Invigorate has consisted of several flagship programs, with structured plans in each, to drive savings and improve performance across the customer value chain. These flagship programs include: organization excellence; information technology excellence; procurement excellence; field and customer service excellence; lab excellence; and revenue services excellence. In addition to these programs, we have identified key themes to change how we operate including reducing denials and patient price concessions; further digitizing our business; standardization and automation; and optimization initiatives in our lab network and patient service center network. We believe that our efforts to standardize our information technology systems, equipment and data also foster our efforts to strengthen our foundation for growth and support the value creation initiatives of our clinical franchises by enhancing our operational flexibility, empowering and enhancing the customer experience, facilitating the delivery of actionable insights and bolstering our large data platform.

    For the year ended December 31, 2020, we incurred $42 million of pre-tax charges under our Invigorate program primarily consisting of systems conversion and integration costs, all of which result in cash expenditures. Additional restructuring charges may be incurred in future periods as we identify additional opportunities to achieve further cost savings.

    For further details of the Invigorate program and associated costs, see Note 5 to the audited consolidated financial statements.

Outlook and Trends

    The healthcare system in the United States is evolving; significant change is taking place in the system. We expect that the evolution of the healthcare industry, including impacts of the COVID-19 pandemic, such as increased adoption of telemedicine, will continue, and that industry change is likely to be extensive. There are a number of key trends that are having, and that we expect will continue to have, a significant impact on the diagnostic information services business in the United States and on our business. We believe that several of the trends, including consolidation, price transparency and consumerization, are favorable to our business.

    Healthcare market participants, including governments, are focusing on controlling costs, including potentially by reducing reimbursement for healthcare services, changing reimbursement for healthcare services (including but not limited to a shift from fee-for-service to capitation), changing medical coverage policies (e.g., healthcare benefits design), denying coverage for services, requiring preauthorization of laboratory testing, requiring co-pays, introducing laboratory spend management utilities and payment and patient care innovations such as ACOs, DCEs and patient-centered medical homes. The ongoing trend of rising patient responsibility and increasing payer denials has resulted in an increase in our reserves for patient price concessions. As health plans and government programs require greater levels of patient cost-sharing, our patient price concessions may continue to be negatively impacted and adversely impact our results of operations. As previously mentioned, there could be a shift to capitation arrangements where we agree to a predetermined monthly reimbursement rate for each member enrolled in a restricted plan, generally regardless of the number or cost of services provided by us. In both 2020 and 2019, we derived approximately 3% of our consolidated net revenues from capitated payment arrangements. In 2020 and 2019, we derived approximately 8% and 10%, respectively, of our testing volume from capitated payment arrangements.

    Historically, the Medicare Clinical Laboratory Fee Schedule ("CLFS") and the Medicare Physician Fee Schedule established under Part B of the Medicare program have been subject to change, including each year. Pursuant to PAMA, the Centers for Medicare and Medicaid Services ("CMS") promulgated revised reimbursement schedules for 2018-2020 for clinical laboratory testing services provided under Medicare. Under the revised Medicare Clinical Laboratory Fee Schedule (in 2020 CLFS revenues comprised 8% of our consolidated net revenues), reimbursement rates for clinical laboratory testing were reduced in 2018, 2019 and 2020. PAMA calls for further revision of the CLFS for years after 2020, based on future surveys of market rates; reimbursement reduction from 2022-24 is capped by PAMA at 15%. In late 2019, the Laboratory Access for Beneficiaries Act (the “LAB Act”) was signed into law. The LAB Act delayed PAMA's next data collection and reporting period until January 1, 2021 and ordered a study to determine ways to improve future collection of more representative market rate data under PAMA. In 2020, the CARES Act provided clinical laboratories with a one-year reprieve from the reporting requirements under PAMA as well as a one-year delay of reimbursement rate reductions that were scheduled to take place in 2021. Overall, we expect total reimbursement rate pressure for 2021 from all payers on a combined basis to be approximately 1%.

    In addition, the trend of consolidating, converging and diversifying among our customers, payers and other healthcare industry participants has continued and may result in increased price transparency and bargaining power, and may encourage internalization of clinical testing. We also believe that PAMA may be a further catalyst for consolidation as diagnostic information services providers realize lower Medicare reimbursement rates and large diagnostic information services providers may be able to increase their share of the overall diagnostic information services industry due to their large networks and lower cost structures.

    For a discussion of the impact of the COVID-19 pandemic on our business, see "Impact of COVID-19" above.

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

    Our revenues are primarily comprised of a high volume of relatively low-dollar transactions, and about one-half of our total costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments:

•revenues and accounts receivable associated with DIS;
•reserves for general and professional liability claims;
•reserves for other legal proceedings; and
•accounting for and recoverability of goodwill.

    Revenues and accounts receivable associated with DIS

    The process for estimating revenues and the ultimate collection of receivables associated with our DIS business involves significant assumptions and judgments. We recognize as revenue the amount of consideration to which we expect to be entitled primarily upon completion of the testing process (when results are reported) or when services have been rendered. We estimate the amount of consideration we expect to be entitled to receive from customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions, as discussed below. The portfolios determined using the portfolio approach consist of the following customers:

•Healthcare Insurers
•Government Payers
•Client Payers
•Patients

    We have a standardized approach to estimate the amount of consideration that we expect to be entitled to, including the impact of contractual allowances (including payer denials), and patient price concessions. Historical collection and payer reimbursement experience (along with the period the receivables have been outstanding) is an integral part of the estimation process related to revenues and receivables. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

    We regularly assess the state of our billing operations in order to identify issues which may impact the collectability of receivables or revenue estimates. We believe that the collectability of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we continue to implement “best practices” and endeavor to increase the use of electronic ordering to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. We believe that our collection and revenue estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material adjustments to reserve estimates. However, changes to our estimate of the impact of contractual allowances (including payer denials) and patient price concessions could have a material impact on our results of operations and financial condition in the period that the estimates are adjusted.

    The following table shows the approximate percentage of our total requisition volume and net revenues associated with our DIS business during 2020 applicable to each customer group:

	% of	% of
	Total	Consolidated
	Volume	Net Revenues

Healthcare insurers	44%	37%
Government payers	11	11
Client payers	40	38
Patients *	2	11
Total DIS	97%	97%

*Patients revenue includes coinsurance and deductible responsibilities but volume associated with such revenue is reported under Healthcare insurers.

    The following table shows net accounts receivable as of December 31, 2020 applicable to each customer group:

% of
Consolidated
Net Accounts
Receivable

Healthcare insurers	34%
Government payers	6
Client payers	46
Patients (including coinsurance and deductible responsibilities)	11
Total DIS	97%

    Healthcare insurers

    Reimbursements from healthcare insurers are based on fee-for-service schedules and on capitated payment rates. Under fee-for-service arrangements, healthcare insurers are billed at our list price. Net revenues recognized consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration we expect to receive from such payers, which considers historical denial and collection experience and the terms of our contractual arrangements.

    Substantially all of the accounts receivable due from healthcare insurers represent amounts billed under fee-for-service arrangements. Collection of our net revenues from healthcare insurers is normally a function of providing complete and correct billing information to the healthcare insurers within the various filing deadlines and generally occurs within 30 to 60 days of billing. Provided we have billed healthcare insurers accurately with complete information prior to the established filing deadline, there has historically been little to no credit risk. If there has been a delay in billing, we determine if the amounts in question will likely go past the filing deadline, and if so, we will reserve accordingly for the billing.

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

    Collection of our net revenues from government payers is normally a function of providing the complete and correct billing information within the various filing deadlines. Collection generally occurs within 30 days of billing. Provided we have billed government payers accurately with complete information prior to the established filing deadline, there has historically been little to no credit risk. If there has been a delay in billing, we determine if the amounts in question will likely go past the filing deadline, and, if so, we will reserve for the billing accordingly.

    Client payers

    Client payers include physicians, hospitals, ACOs, DCEs, IDNs, employers, other commercial laboratories and institutions for which services are performed on a wholesale basis, and are billed based on a negotiated fee schedule. Credit risk and ability to pay are more of a consideration for these payers than healthcare insurers and government payers. Collection of consideration we expect to receive generally occurs within 60 to 90 days of billing.

    We principally estimate the allowance for credit losses for client payers based on historical collection experience, the current credit worthiness of the customers, current economic conditions, expectations of future economic conditions and the period that the receivables have been outstanding. To the extent that any individual client payers are identified that have deteriorated in credit quality, we establish allowances based on the individual risk characteristics of such customers.

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

    Although we believe that our estimates for contractual allowances and patient price concessions, as well as our allowance for credit losses, are appropriate, it is possible that we will experience an impact on cash collections as a result of the impact of the COVID-19 pandemic. For further details on revenue and receivables, see Note 3 to the audited consolidated financial statements.

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

    Reserves for other legal proceedings

    Our businesses are subject to or impacted by extensive and frequently changing laws and regulations, including inspections and audits by governmental agencies, in the United States (at both the federal and state levels) and the other jurisdictions in which we conduct business. Although we believe that we are in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency would not reach a different conclusion. Any noncompliance by us with applicable laws and regulations could have a material adverse effect on our results of operations. In addition, these laws and regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. We have, in the past, entered into several settlement agreements with various government and private payers relating to industry-wide billing and marketing practices that had been substantially discontinued. The federal or state governments may bring claims based on our current practices, which we believe are lawful. In addition, certain federal and state statutes, including the qui tam provisions of federal and state false claims acts, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers alleging inappropriate billing practices. We are aware of certain pending lawsuits including class action lawsuits, and have received subpoenas related to billing practices. See Note 18 to the audited consolidated financial statements for a discussion of the various legal proceedings that we are involved in.

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

    Accounting for and recoverability of goodwill

    We do not amortize goodwill, but evaluate the recoverability and measure the potential impairment of our goodwill annually, or more frequently, in the case of other events that indicate a potential impairment. We have identified the following reporting units for goodwill impairment testing in 2020:

•DIS business;
•Risk assessment services business, which is part of our DS businesses

    The DIS reporting unit components have been aggregated into a single reporting unit because they have similar economic characteristics, including similarities in financial performance, nature of products or services, nature of production processes and types of customers.

    On a quarterly basis, we perform a review of our business to determine if events or changes in circumstances have occurred which could have a material adverse effect on our fair value and our goodwill. If such events or changes in circumstances were deemed to have occurred, we would perform an impairment test of goodwill and record any noted impairment loss.

    The annual impairment test for goodwill includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value; the qualitative analysis may be performed prior to, or as an alternative to, performing a quantitative goodwill impairment test. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, we assess relevant events and circumstances, such as: (a) macroeconomic conditions; (b) industry and market considerations; (c) cost factors; (d) overall financial performance; (e) other relevant entity-specific events; (f) events affecting a reporting unit; and (g) a sustained decrease in share price. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we are required to perform the quantitative goodwill impairment test. Otherwise, no further analysis is required. Additionally, our policy is to update the fair value calculation of our reporting units and perform the quantitative goodwill impairment test on a periodic basis.

    The quantitative impairment test involves the comparison of the fair value of the reporting unit to its carrying value. If the carrying value is greater than our estimate of fair value, an impairment loss will be recognized in the amount of the excess. We calculate the fair value of each reporting unit using either (i) a discounted cash flows analysis that converts future cash flow amounts into a single discounted present value amount or (ii) a market approach. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. The discounted cash flows analysis includes several unobservable inputs related to our own assumptions. The assumptions and estimates used in the discounted cash flows model are based upon the best available information in the circumstances and include a forecast of expected future cash flows, long-term growth rates, discount rates that are commensurate with economic risks, assumed income tax rates and estimates of capital expenditures and working capital. The fair values of the reporting units could be different if, for example, forecasted revenue growth rates, economic conditions, government regulations or actions by payers to control utilization of or reimbursement for healthcare services, turn out to be different than our assumptions or estimates. Changes in the assumed discount rates due to changes in interest rates could also affect the estimated fair values of the reporting units. We use a discount rate that considers a weighted average cost of capital plus an appropriate risk premium based upon the reporting unit being valued. Our analysis also considers publicly available information regarding our market capitalization, as well as (i) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (ii) comparable sales prices, if available. We believe our estimation methods are reasonable and reflect common valuation practices.

    We perform our annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2020, in accordance with our policy to perform the quantitative test on a periodic basis, we updated the fair value calculation of our reporting units, performed the quantitative impairment test and concluded that goodwill was not impaired. As a sensitivity, if the estimated fair values of each of our reporting units decreased by 10%, we would have concluded that our goodwill was not impaired.

Results of Operations

    For the discussions on the year-over-year changes for the year ended December 31, 2019 compared to December 31, 2018 and the results of operations for the year ended December 31, 2018, see Item 7 - Management's Discussion and Analysis of Financial Condition and Result of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019.

    Basis of Presentation

    Our DIS business currently represents our one reportable business segment. The DIS business for the years ended December 31, 2020 and 2019 accounted for greater than 95% of our consolidated net revenues. Our other operating segments consist of our DS businesses. For further details regarding our business segment information, see Note 19 to the audited consolidated financial statements.

    Results of Operations

    The following table sets forth certain results of operations data for the periods presented:

	2020	2019	$ Change	% Change
	(dollars in millions, except per share data)
Net revenues:
DIS business	$9,139	$7,405	$1,734	23.4%
DS businesses	298	321	(23)	(7.0)
Total net revenues	$9,437	$7,726	$1,711	22.1%

Operating costs and expenses and other operating income:
Cost of services	$5,804	$5,037	$767	15.2%
Selling, general and administrative	1,550	1,457	93	6.4
Amortization of intangible assets	103	96	7	7.0
Other operating expense (income), net	9	(95)	104	NM
Total operating costs and expenses, net	$7,466	$6,495	$971	14.9%

Operating income	$1,971	$1,231	$740	60.2%

Other income (expense):
Interest expense, net	$(163)	$(175)	$12	(6.6)%
Other income, net	76	20	56	NM
Total non-operating expense, net	$(87)	$(155)	$68	(43.9)%

Income tax expense	$(460)	$(247)	$(213)	86.4%
Effective income tax rate	24.5%	23.0%

Equity in earnings of equity method investees, net of taxes	$75	$57	$18	32.0%

Amounts attributable to Quest Diagnostics' common stockholders
Income from continuing operations	$1,431	$838	$593	70.8%
Income from discontinued operations, net of taxes	$—	$20	$(20)	NM

Diluted earnings per common share from continuing operations attributable to Quest Diagnostics’ common stockholders	$10.47	$6.13	$4.34	70.8%

NM - Not Meaningful

    The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	2020	2019

Net revenues:
DIS business	96.8%	95.8%
DS businesses	3.2	4.2
Total net revenues	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	61.5%	65.2%
Selling, general and administrative	16.4	18.9
Amortization of intangible assets	1.1	1.2
Other operating expense (income), net	0.1	(1.2)
Total operating costs and expenses, net	79.1%	84.1%

Operating income	20.9%	15.9%

    Operating Results

    Results for the year ended December 31, 2020 were affected by certain items that on a net basis decreased diluted earnings per share from continuing operations by $0.71 as follows:
•pre-tax amortization expense of $114 million ($103 million in amortization of intangible assets and $11 million in equity in earnings of equity method investees, net of taxes) or $0.63 per diluted share;
•net pre-tax charges of $72 million ($57 million of charges in cost of services, $10 million of charges in selling, general and administrative expenses and $9 million of charges in other operating expense (income), net, partially offset by a $4 million gain in equity in earnings of equity method investees, net of taxes), or $0.39 per diluted share, representing the impact of certain items resulting from the COVID-19 pandemic, principally including expense associated with payments to eligible employees to help offset expenses they incurred as a result of COVID-19, incremental costs incurred primarily to protect the health and safety of our employees and customers, and certain asset impairment charges; and
•pre-tax charges of $58 million ($27 million in cost of services and $31 million in selling, general and administrative expenses), or $0.32 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; partially offset by
•a pre-tax gain of $70 million, or $0.46 per diluted share, recognized in other income (expense), net upon the acquisition of the remaining 56% interest in MACL as a result of the remeasurement of our previously held equity interest to fair value;
•excess tax benefits associated with stock-based compensation arrangements of $23 million, or $0.17 per diluted share, recorded in income tax expense; and
•a net pre-tax gain of $2 million (a $14 million gain in equity in earnings of equity method investees, net of taxes, partially offset by a $10 million loss in other income (expense), net and $2 million of charges in selling, general and administrative expenses) primarily due to a gain recognized by an equity method investee to adjust certain of its investments to fair value, a loss on retirement of debt, and, to a lesser extent, costs associated with Quest for Health Equity, our recently announced initiative with the Quest Diagnostics Foundation to reduce health disparities in underserved communities.

    Results for the year ended December 31, 2019 were affected by certain items that on a net basis reduced diluted earnings per share from continuing operations by $0.43 as follows:

•pre-tax amortization expense of $111 million ($96 million in amortization of intangible assets and $15 million in equity in earnings of equity method investees, net of taxes) or $0.61 per diluted share; and
•pre-tax charges of $78 million ($35 million in cost of services and $43 million in selling, general and administrative expenses), or $0.42 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; partially offset by
•a net pre-tax gain of $89 million (a $95 million gain in other operating expense (income), net offset by a $6 million charge in selling, general and administrative expenses), or $0.50 per diluted share, primarily due to a gain associated with the sale and leaseback of a property, a gain associated with the decrease in the fair value of the contingent consideration accruals associated with previous acquisitions, and a gain associated with proceeds from an insurance claim for hurricane related losses, partially offset by costs incurred related to a data security incident, and non-cash asset impairment charges; and
•excess tax benefits associated with stock-based compensation arrangements of $13 million, or $0.10 per diluted share, recorded in income tax expense.

    Net Revenues

    Net revenues for the year ended December 31, 2020 increased by 22.1% compared to the prior year.

    DIS revenues for the year ended December 31, 2020 increased by 23.4% compared to the prior year driven by demand for COVID-19 molecular and antibody testing, and, to a lesser extent, the impact of recent acquisitions, partially offset by a decline in testing volume in our base business (which excludes COVID-19 molecular and antibody testing).

•Organic revenue and acquisitions contributed approximately 21.6% and 1.8%, respectively, to DIS revenue growth.
•DIS volume increased by 6.6%, with organic growth and acquisitions contributing approximately 4.5% and 2.1%, respectively. Organic volume growth was driven by demand for COVID-19 molecular testing, partially offset by declines in testing volume in the base business. Testing volume in the base business was negatively impacted by the COVID-19 pandemic and declined by 11.4% compared to the prior year.
•Revenue per requisition increased by 16.2% compared to the prior year primarily due to favorable mix, driven in large part by COVID-19 molecular testing, partially offset by reimbursement pressure, including unit price reductions associated with PAMA and all other sources, of approximately 1.7%.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    Cost of services increased by $767 million for the year ended December 31, 2020 compared to the prior year. The increase was primarily driven by higher variable expenses related to increased testing volume as well as test mix and a higher supply cost associated with COVID-19 testing, additional operating costs associated with our acquisitions, higher performance-based compensation, and incremental costs incurred related to the COVID-19 pandemic including expense associated with payments to eligible employees to help offset expenses they incurred as a result of COVID-19 and costs incurred to protect the health and safety of our employees and customers. These increases were partially offset by lower compensation and benefit costs as a result of a series of temporary actions implemented to manage our workforce costs.

    In order to mitigate the impact that the COVID-19 pandemic had on our business, we implemented a series of temporary actions in April 2020 to manage our workforce costs and preserve cash including temporary salary reductions; suspension of certain benefits; reduced hours for employees whose work had significantly declined; and approved furloughs for employees with diminished work requirements who expressed an interest. As our testing volume started to recover, we recalled the vast majority of employees from furlough and reinstated full working hours for almost all employees who were asked to work reduced hours. By the end of the third quarter of 2020, salaries were restored for all exempt employees that had temporary salary reductions.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consists principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    SG&A increased by $93 million for the year ended December 31, 2020, compared to the prior year, primarily driven by higher performance-based compensation and additional operating costs associated with our acquisitions.

    Amortization of Intangible Assets

    The $7 million increase in amortization of intangible assets for the year ended December 31, 2020 compared to the prior year was a result of recent acquisitions.

    Other Operating Expense (Income), Net

    Other operating expense (income), net includes miscellaneous income and expense items and other charges related to operating activities.

    For the year ended December 31, 2020, other operating expense (income), net primarily represents impairment charges due to the impact of the COVID-19 pandemic.

    For the year ended December 31, 2019, other operating expense (income), net included a $73 million gain associated with the sale and leaseback of a property, a $12 million gain associated with proceeds from an insurance claim for hurricane related losses and a $12 million gain associated with the decrease in the fair value of the contingent consideration accruals associated with previous acquisitions, partially offset by non-cash asset impairment charges of $2 million.

    Interest Expense, Net

    Interest expense, net decreased by $12 million for the year ended December 31, 2020 compared to the prior year, primarily driven by lower interest rates associated with our variable rate indebtedness, partially offset by higher average outstanding indebtedness.

    Other Income, Net

    Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the year ended December 31, 2020, other income, net included a $70 million gain recognized as a result of the remeasurement of our previously held equity interest in MACL to fair value (see Note 6 to the audited consolidated financial statements) and gains associated with investments in our deferred compensation plans, partially offset by a $9 million loss on the retirement of debt, principally due to premiums paid.

    For the year ended December 31, 2019, other income, net included $19 million of gains associated with investments in our deferred compensation plans.

    Income Tax Expense

    Income tax expense for the years ended December 31, 2020 and 2019 was $460 million and $247 million, respectively. The increase in income tax expense compared to the prior year was primarily driven by an increase in income from continuing operations before income taxes and equity in earnings of equity method investees.

    The effective income tax rate for the years ended December 31, 2020 and 2019 was 24.5% and 23.0%, respectively. The effective income tax rate for the year ended December 31, 2020 benefited from a lower effective income tax rate (11.8%) associated with a $70 million gain recognized as a result of the remeasurement of our previously held equity interest in MACL to fair value due to a permanent difference in the financial reporting and tax basis of goodwill, and $23 million of excess tax benefits associated with stock-based compensation arrangements. The effective income tax rate for the year ended December 31, 2019 benefited from a $12 million release of valuation allowances associated with net operating loss carryforwards, and $13 million of excess tax benefits associated with stock-based compensation arrangements.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    For the year ended December 31, 2020, there was an $18 million increase in equity in earnings of equity method investees, net of taxes, compared to the prior year primarily due to a $14 million gain recognized by an equity method investee to adjust certain of its investments to fair value.

    Discontinued Operations

    During the third quarter of 2006, we completed the wind down of Nichols Institute Diagnostics ("NID"), a test kit manufacturing subsidiary, which was classified as discontinued operations for the year ended December 31, 2019. Income from discontinued operations, net of taxes, for the year ended December 31, 2019 includes discrete income tax benefits of $20 million associated with the favorable resolution of certain tax contingencies related to NID.

Quantitative and Qualitative Disclosures About Market Risk

    We address our exposure to market risks, principally the risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for speculative purposes. We seek to mitigate the variability in cash outflows that result from changes in interest rates by maintaining a balanced mix of fixed-rate and variable-rate debt obligations. In order to achieve this objective, we have historically entered into interest rate swap agreements. Interest rate swap agreements involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net settlements are recognized as an adjustment to interest expense, net. We believe that our exposures to foreign exchange impacts and changes in commodity prices are not material to our consolidated results of operations, financial position or cash flows. For further details regarding our significant accounting policies on interest rate risk and foreign currency, see Note 2 to the audited consolidated financial statements.

    As of December 31, 2020 and 2019, the fair value of our debt was estimated at approximately $4.6 billion and $5.1 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of December 31, 2020 and 2019, the estimated fair value exceeded the carrying value of the debt by $597 million and $313 million, respectively. A hypothetical 10% increase in interest rates (representing 17 basis points as of December 31, 2020 and 28 basis points as of December 31, 2019) would potentially reduce the estimated fair value of our debt by approximately $82 million and $100 million as of December 31, 2020 and 2019, respectively.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either commercial paper rates for highly-rated issuers or LIBOR, plus a spread. As of December 31, 2020, interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings and our leverage ratio. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates, our leverage ratio and changes in our public debt ratings. As of December 31, 2020, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or LIBOR, plus a spread of 0.825% to 0.95%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. As of December 31, 2020, there were no borrowings outstanding under either our $600 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility.

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

    Risk Associated with Investment Portfolio

    Our investment portfolio primarily includes equity investments comprised mostly of strategic holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences and healthcare industries. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values are measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes. We regularly evaluate these equity investments to determine if there are any indicators that the investment is impaired. The carrying value of our equity investments that do not have readily determinable fair values was $25 million as of December 31, 2020.

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

    In conjunction with the preparation of our audited consolidated financial statements for the year ended December 31, 2020, we considered whether the carrying values of our investments were impaired and concluded that no impairment existed. However, should the impact of the COVID-19 pandemic be worse than currently expected, it is possible that we could incur impairment charges in the future.

Liquidity and Capital Resources

	2020	2019	$ Change
	(dollars in millions)
Net cash provided by operating activities	$2,005	$1,243	$762
Net cash used in investing activities	(772)	(411)	(361)
Net cash (used in) provided by financing activities	(1,267)	225	(1,492)
Net change in cash and cash equivalents and restricted cash	$(34)	$1,057	$(1,091)

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments. Cash and cash equivalents as of December 31, 2020 and 2019 totaled $1,158 million and $1,192 million, respectively.

    As of December 31, 2020, approximately 4% of our $1,158 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the year ended December 31, 2020 was $2,005 million, and increased $762 million compared to the prior year primarily as a result of:

•higher operating income in 2020 as compared to 2019; and, to a lesser extent
•a $100 million increase due to the temporary suspension in 2020 of certain payment requirements for the employer portion of Social Security taxes; and
•$40 million of proceeds received in 2020 from the termination of interest rate swap agreements; partially offset by
•a $158 million increase in income tax payments;
•higher performance-based compensation payments in 2020 compared to 2019; and
•a $28 million refund received in the prior year period from the taxing authorities associated with the favorable resolution of certain tax contingencies related to a discontinued operation.

    Days sales outstanding, a measure of billing and collection efficiency, was 46 days as of December 31, 2020 and 54 days as of December 31, 2019. The decrease in DSO is partially due to recent fluctuations in our monthly revenue due to the impact of the COVID-19 pandemic. Although we believe that our current revenue reserves and allowance for credit losses are appropriate, it is possible that we will experience an impact on cash collections as a result of the impact of the COVID-19 pandemic.

    Cash Flows from Investing Activities

    Net cash used in investing activities for the year ended December 31, 2020 was $772 million, compared to $411 million for the year ended December 31, 2019. This $361 million increase in cash used in investing activities was primarily a result of:

•a $272 million increase in net cash paid for business acquisitions; and
•an $88 million decrease in proceeds from disposition of property, plant and equipment, primarily due to proceeds in the prior year period associated with the sale and leaseback of a property.

    Cash Flows from Financing Activities

    Net cash used in financing activities for the year ended December 31, 2020 was $1,267 million, compared to net cash provided by financing activities of $225 million for the year ended December 31, 2019. This $1,492 million change in cash flows from financing activities was primarily a result of:

•$805 million of net debt repayments (repayments of debt less proceeds from borrowings) in 2020 compared to $832 million of net borrowings in 2019; partially offset by
•a $76 million increase in overdrafts, which are generally settled in cash the following day; and
•a $70 million increase in proceeds from the exercise of stock options, which was a result of an increase in the volume of stock options exercised and the average exercise price compared to the prior year.

    During January 2020, we redeemed in full the outstanding indebtedness under our senior notes due January 2020 and senior notes due March 2020 using net proceeds from the issuance, in December 2019, of the 2030 Senior Notes, along with cash on hand. During May 2020, we completed the issuance of the 2031 Senior Notes, the net proceeds from which were used during November 2020, along with cash on hand, to redeem in full the outstanding indebtedness under our senior notes due April 2021. Additionally, during the year ended December 31, 2020, we borrowed $100 million under our secured receivables credit facility and $100 million under our senior unsecured revolving credit facility, both of which were repaid prior to December 31, 2020.

    During March 2019, we completed the issuance of the $500 million aggregate principal amount of 4.20% senior notes due June 2029 and repaid in full, at maturity, our senior notes due April 2019. In December 2019, we completed the issuance of the 2030 Senior Notes. In addition, during the year ended December 31, 2019 we borrowed a total of $985 million under our secured receivables credit facility to fund periodic working capital requirements, as well as our 2019 acquisition, and repaid $1,145 million under our secured receivables credit facility. During the year ended December 31, 2019, there were no borrowings or repayments under our senior unsecured revolving credit facility.

    For details regarding our debt and related transactions, see Note 13 to the audited consolidated financial statements.

    Dividend Program

    During each of the four quarters of 2020, our Board of Directors declared a quarterly cash dividend of $0.56 per common share. During each of the four quarters of 2019, our Board of Directors declared a quarterly cash dividend of $0.53 per common share. On February 4, 2021, we announced that our Board of Directors authorized a 10.7% increase in our quarterly cash dividend from $0.56 to $0.62 per share, or $2.48 per share annually, commencing with the dividend payable in April 2021.

    Share Repurchases

    As of December 31, 2020, $0.9 billion remained available under our share repurchase authorization. In February 2021, our Board of Directors authorized us to repurchase an additional $1 billion of our common stock.

    For the year ended December 31, 2020, we repurchased 2.7 million shares of our common stock for $325 million.

    For the year ended December 31, 2019, we repurchased 3.5 million shares of our common stock for $350 million.

    For further details regarding our share repurchases, see Note 16 to the audited consolidated financial statements.

    Contractual Obligations and Commitments

    The following table summarizes certain of our contractual obligations as of December 31, 2020 (dollars in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Outstanding debt	$3,976	$—	$—	$901	$3,075
Finance lease obligations	27	2	2	3	20
Interest payments on outstanding debt	1,648	154	307	277	910
Operating leases	837	195	314	165	163
Purchase obligations	1,545	334	547	418	246
Total contractual obligations	$8,033	$685	$1,170	$1,764	$4,414

    Interest payments on our outstanding debt include interest associated with finance lease obligations and have been calculated using the interest rates as of December 31, 2020 applied to the December 31, 2020 balances, which are assumed to remain outstanding through their maturity dates. A description of the terms of our indebtedness and related debt service requirements is contained in Note 13 to the audited consolidated financial statement

    Operating lease obligations include variable charges (primarily maintenance fees and utilities associated with our real estate leases) in effect as of December 31, 2020. A discussion and analysis regarding our operating lease obligations is contained in Note 14 to the audited consolidated financial statements.

    Purchase obligations include our noncancellable commitments to purchase products or services as described in Note 18 to the audited consolidated financial statements.

    As of December 31, 2020, our total liabilities associated with unrecognized tax benefits were approximately $93 million, which were excluded from the table above. We expect that these liabilities may decrease by less than $15 million within the next twelve months, primarily as a result of payments, settlements, expiration of statutes of limitations and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 8 to the audited consolidated financial statements for information regarding our contingent tax liability reserves.

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass"), we granted UMass the right to require us to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of December 31, 2020, the fair value of the redeemable noncontrolling interest on the audited consolidated balance sheet was $82 million, which was excluded from the table above. Since the redemption of the noncontrolling interest is outside of our control, we cannot make a reasonably reliable estimate of the timing of the future payment, if any, of the redeemable noncontrolling interest. For further details regarding the redeemable noncontrolling interest, see Note 16 to the audited consolidated financial statements.

    Equity Method Investees

    Our equity method investees primarily consist of our clinical trials central laboratory services joint venture, our diagnostic information services joint venture, and an investment in a fund that purchases strategic holdings in private companies in the healthcare industry. Such investees are accounted for under the equity method of accounting. Our investment in equity method investees is less than 5% of our consolidated total assets. Our proportionate share of income before income taxes associated with our equity method investees is less than 5% of our consolidated income from continuing operations before income taxes and equity in earnings of equity method investees. We partially guarantee a lease obligation of one of our equity method investees; payment under such guarantee is not likely at this time and we have no other material unconditional obligations or guarantees to, or in support of, our equity method investees and their operations.

    In conjunction with the preparation of our audited consolidated financial statements for the year ended December 31, 2020, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed. However, should the impact of the COVID-19 pandemic be worse than currently expected, it is possible that we could incur impairment charges in the future.

    For further details regarding related party transactions with our equity method investees, see Note 20 to the audited consolidated financial statements.

    Requirements and Capital Resources

    We estimate that we will invest approximately $350 million to $400 million during 2021 for capital expenditures, to support and grow our existing operations, principally related to investments in information technology; laboratory equipment and facilities, including COVID testing equipment and completion of our new multi-year laboratory construction in New Jersey; and investments in our advanced diagnostics and consumer growth strategies.

    Together with the Quest Diagnostics Foundation, we launched a multi-year initiative to reduce health disparities in underserved communities, including those impacted by the COVID-19 pandemic. As part of this initiative, we plan to offer testing services and fund a range of initiatives estimated to total more than $100 million aimed at improving access to testing and awareness of the value of diagnostic insights in managing overall health, a significant portion of which will occur in 2021.

    As of December 31, 2020, $1.3 billion of borrowing capacity was available under our existing credit facilities consisting of $530 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings under these credit facilities as of December 31, 2020. In support of our risk management program, to ensure our performance or payment to third parties, $70 million in letters of credit under the secured receivables credit facility were outstanding as of December 31, 2020. The secured receivables credit facility includes a $250 million loan commitment which matures October 2021, and a $250 million loan commitment and a $100 million letter of credit facility which mature October 2022. The senior unsecured revolving credit facility matures in March 2023. For further details regarding the credit facilities, see Note 13 to the audited consolidated financial statements.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of December 31, 2020, we were in compliance with all such applicable financial covenants.

    In 2020, due to the impact of the COVID-19 pandemic, we took certain actions to preserve liquidity including temporarily suspending share repurchases under our existing share repurchase authorization (which suspension was lifted in November 2020) and implementing a series of temporary actions to manage our workforce costs.

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

    In addition, in May 2020, we completed the issuance of the 2031 Senior Notes. In November 2020, we redeemed in full the outstanding indebtedness under our senior notes due April 2021 using the net proceeds from the issuance of the 2031 Senior Notes, along with cash on hand.

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

Impact of New Accounting Standards

    The adoption of new accounting standards is discussed in Note 2 to the audited consolidated financial statements.

    The impacts of recent accounting pronouncements not yet effective on our audited consolidated financial statements are discussed in Note 2 to the audited consolidated financial statements.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    The management of the Company, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2020 is effective.

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

    PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, audited the Company's internal control over financial reporting as of December 31, 2020 and issued their audit report on the Company's internal control over financial reporting included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Quest Diagnostics Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Quest Diagnostics Incorporated and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule of valuation accounts and reserves for each of the three years in the period ended December 31, 2020 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Diagnostic Information Services (DIS) Business Accounts Receivable - Contractual Allowances

As described in Note 3 to the consolidated financial statements, management estimates the amount of consideration it expects to be entitled to receive from customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials) and patient price concessions. The portfolio approach includes the following groups of customers: healthcare insurers, government payers, client payers and patients (34%, 6%, 46% and 11% of consolidated net accounts receivable as of December 31, 2020, respectively, as disclosed by management). The DIS business accounted for 97% of consolidated net accounts receivable ($1,520 million) as of December 31, 2020. Net revenues and accounts receivable recognized from healthcare insurers and government payers consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers, which considers historical denial and collection experience and, additionally for healthcare insurers, the terms of the Company’s contractual arrangements. As disclosed by management, the process for estimating revenues and the ultimate collection of receivables associated with the DIS business involves significant assumptions and judgments.

The principal considerations for our determination that performing procedures relating to the valuation of DIS business accounts receivable - contractual allowances is a critical audit matter are the estimate of net collectible accounts receivable, specifically contractual allowances, involves significant judgment and estimation on the part of management; this in turn led to significant auditor judgment, subjectivity and effort in performing procedures to evaluate the audit evidence related to the contractual allowances.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of DIS business accounts receivable, which included controls over management’s methodology and data used to estimate contractual allowances. These procedures also included, among others, testing management's process for developing the estimate for contractual allowances, including (i) evaluating the appropriateness of the methodology, (ii) testing the completeness and accuracy of the historical contractual allowance and collection data from the Company’s billing system, which is an input to the methodology, and (iii) evaluating the reasonableness of management’s assumptions used to estimate contractual allowances by comparing actual cash collected to the prior year estimate (net accounts receivable).

/s/	PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 22, 2021

We have served as the Company’s auditor since 1995.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 AND 2019
(in millions, except per share data)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,158	$1,192
Accounts receivable, net of allowance for credit losses of $28 and $15 as of December 31, 2020 and 2019, respectively	1,520	1,063
Inventories	223	123
Prepaid expenses and other current assets	157	112
Total current assets	3,058	2,490
Property, plant and equipment, net	1,627	1,453
Operating lease right-of-use assets	604	518
Goodwill	6,873	6,619
Intangible assets, net	1,167	1,121
Investments in equity method investees	521	482
Other assets	176	160
Total assets	$14,026	$12,843

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,633	$1,041
Current portion of long-term debt	2	804
Current portion of long-term operating lease liabilities	141	145
Total current liabilities	1,776	1,990
Long-term debt	4,013	3,966
Long-term operating lease liabilities	499	413
Other liabilities	847	711
Commitments and contingencies
Redeemable noncontrolling interest	82	76
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both December 31, 2020 and 2019; 217 shares issued as of both December 31, 2020 and 2019	2	2
Additional paid-in capital	2,841	2,722
Retained earnings	9,303	8,174
Accumulated other comprehensive loss	(21)	(39)
Treasury stock, at cost; 84 shares as of both December 31, 2020 and 2019	(5,366)	(5,218)
Total Quest Diagnostics stockholders’ equity	6,759	5,641
Noncontrolling interests	50	46
Total stockholders’ equity	6,809	5,687
Total liabilities and stockholders’ equity	$14,026	$12,843

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(in millions, except per share data)

	2020	2019	2018

Net revenues	$9,437	$7,726	$7,531

Operating costs and expenses and other operating expense (income):
Cost of services	5,804	5,037	4,926
Selling, general and administrative	1,550	1,457	1,424
Amortization of intangible assets	103	96	90
Other operating expense (income), net	9	(95)	(10)
Total operating costs and expenses, net	7,466	6,495	6,430

Operating income	1,971	1,231	1,101

Other income (expense):
Interest expense, net	(163)	(175)	(167)
Other income (expense), net	76	20	(8)
Total non-operating expense, net	(87)	(155)	(175)

Income from continuing operations before income taxes and equity in earnings of equity method investees	1,884	1,076	926
Income tax expense	(460)	(247)	(182)
Equity in earnings of equity method investees, net of taxes	75	57	44
Income from continuing operations	1,499	886	788
Income from discontinued operations, net of taxes	—	20	—
Net income	1,499	906	788
Less: Net income attributable to noncontrolling interests	68	48	52
Net income attributable to Quest Diagnostics	$1,431	$858	$736

Amounts attributable to Quest Diagnostics’ common stockholders:
Income from continuing operations	$1,431	$838	$736
Income from discontinued operations, net of taxes	—	20	—
Net income	$1,431	$858	$736

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$10.62	$6.21	$5.39
Income from discontinued operations	—	0.15	—
Net income	$10.62	$6.36	$5.39

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$10.47	$6.13	$5.29
Income from discontinued operations	—	0.15	—
Net income	$10.47	$6.28	$5.29

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(in millions)

	2020	2019	2018

Net income	$1,499	$906	$788

Other comprehensive income (loss):
Foreign currency translation adjustment	15	7	(11)
Net change in available-for-sale debt securities, net of taxes	—	8	—
Net deferred gain on cash flow hedges, net of taxes	3	5	2
Other comprehensive income (loss)	18	20	(9)

Comprehensive income	1,517	926	779
Less: Comprehensive income attributable to noncontrolling interests	68	48	52
Comprehensive income attributable to Quest Diagnostics	$1,449	$878	$727

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(in millions)

	2020	2019	2018
Cash flows from operating activities:
Net income	$1,499	$906	$788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	361	329	309
Provision for credit losses	19	11	6
Deferred income tax provision	85	15	73
Stock-based compensation expense	97	56	61
Losses (gains) on sale of property, plant and equipment	3	(70)	6
Other, net	(81)	(39)	6
Changes in operating assets and liabilities:
Accounts receivable	(455)	(63)	(65)
Accounts payable and accrued expenses	452	73	(19)
Income taxes payable	22	29	4
Termination of interest rate swap agreements	40	—	—
Other assets and liabilities, net	(37)	(4)	31
Net cash provided by operating activities	2,005	1,243	1,200

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(330)	(58)	(421)
Proceeds from disposition of property, plant, and equipment	3	91	2
Capital expenditures	(418)	(400)	(383)
(Increase) decrease in investments and other assets	(27)	(44)	1
Net cash used in investing activities	(772)	(411)	(801)

Cash flows from financing activities:
Proceeds from borrowings	749	2,281	2,090
Repayments of debt	(1,554)	(1,449)	(1,966)
Purchases of treasury stock	(325)	(353)	(322)
Exercise of stock options	189	119	99
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(15)	(16)	(21)
Dividends paid	(297)	(286)	(266)
Distributions to noncontrolling interest partners	(58)	(54)	(54)
Contributions from noncontrolling interest partners	—	—	16
Other financing activities, net	44	(17)	23
Net cash (used in) provided by financing activities	(1,267)	225	(401)

Net change in cash and cash equivalents and restricted cash	(34)	1,057	(2)
Cash and cash equivalents and restricted cash, beginning of year	1,192	135	137
Cash and cash equivalents and restricted cash, end of year	$1,158	$1,192	$135

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Out- standing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock-holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2017	135	$2	$2,612	$7,138	$(48)	$(4,783)	$34	$4,955	$80
Net income				736			45	781	7
Other comprehensive loss, net of tax					(9)			(9)
Dividends declared				(274)				(274)
Distributions to noncontrolling interest partners							(44)	(44)	(10)
Issuance of common stock under benefit plans			14			14		28
Stock-based compensation expense			56			5		61
Exercise of stock options	3		6			93		99
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(21)					(21)
Purchases of treasury stock	(3)					(325)		(325)
Contributions from noncontrolling interest partners							16	16
Reclassification of stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act				2	(2)			—
Balance, December 31, 2018	135	$2	$2,667	$7,602	$(59)	$(4,996)	$51	$5,267	$77
Net income				858			42	900	6
Other comprehensive income, net of tax					20			20
Dividends declared				(286)				(286)
Distributions to noncontrolling interest partners							(47)	(47)	(7)
Issuance of common stock under benefit plans			9			15		24
Stock-based compensation expense			55			1		56
Exercise of stock options	2		7			112		119
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(16)					(16)
Purchases of treasury stock	(4)					(350)		(350)
Balance, December 31, 2019	133	$2	$2,722	$8,174	$(39)	$(5,218)	$46	$5,687	$76
Net income				1,431			53	1,484	15
Other comprehensive income, net of tax					18			18
Dividends declared				(302)				(302)
Distributions to noncontrolling interest partners							(49)	(49)	(9)
Issuance of common stock under benefit plans	1		11			14		25
Stock-based compensation expense			97					97
Exercise of stock options	2		26			163		189
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(15)					(15)
Purchases of treasury stock	(3)					(325)		(325)
Balance, December 31, 2020	133	$2	$2,841	$9,303	$(21)	$(5,366)	$50	$6,809	$82

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions unless otherwise indicated)

1.    DESCRIPTION OF BUSINESS

    Background

    Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") empower people to take action to improve health outcomes.  The Company uses its extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management.  The Company's diagnostic information services business ("DIS") provides information and insights based on the industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The Company provides services to a broad range of customers, including patients, clinicians, hospitals, independent delivery networks ("IDNs"), health plans, employers, accountable care organizations ("ACOs"), and direct contract entities ("DCEs"). The Company offers the broadest access in the United States to diagnostic information services through its nationwide network of laboratories, patient service centers and phlebotomists in physician offices and the Company's connectivity resources, including call centers and mobile paramedics, nurses and other health and wellness professionals. The Company is the world's leading provider of diagnostic information services. The Company provides interpretive consultation with one of the largest medical and scientific staffs in the industry. The Company's Diagnostic Solutions businesses ("DS") are the leading provider of risk assessment services for the life insurance industry and offer healthcare organizations and clinicians robust information technology solutions.

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

    Income attributable to the minority interest in the Company's majority owned and controlled consolidated subsidiaries is recorded as net income attributable to noncontrolling interests in the consolidated statements of operations and the noncontrolling interest is reflected as a separate component of consolidated stockholders' equity in the consolidated balance sheet.

    Basis of Presentation

    During the third quarter of 2006, the Company completed the wind down of Nichols Institute Diagnostics ("NID"), a test kit manufacturing subsidiary. The accompanying consolidated statements of operations and related disclosures report the results of NID as discontinued operations through 2019, at which point certain income tax contingencies related to NID were resolved. See Note 21 for a further discussion of discontinued operations.

    Reclassifications

    Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Equity Method Investments

    Investments in entities which the Company does not control, but in which it has a substantial ownership interest (generally between 20% and 49%) and can exercise significant influence, are accounted for using the equity method of accounting. These investments are classified as investments in equity method investees in the consolidated balance sheet. The Company records its pro rata share of the earnings, adjusted for accretion of basis difference, of these investments in equity in earnings of equity method investees, net of taxes in the consolidated statements of operations. The Company reviews its investments in equity method investees for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

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

    Revenue Recognition

    The Company recognizes as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods sold or services rendered primarily upon completion of the testing process (when results are reported) or when services have been rendered (see Note 3). Net revenues from Medicare and Medicaid programs were approximately 11%, 15% and 16% of the Company's consolidated net revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

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

    Earnings Per Share

    The Company's unvested restricted stock units that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in the earnings allocation in computing earnings per share using the two-class method. Basic earnings per common share is calculated by dividing net income attributable to Quest Diagnostics, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income attributable to Quest Diagnostics, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of outstanding stock options and performance share units granted under the Company's Amended and Restated Employee Long-Term Incentive Plan (“ELTIP”) and its Amended and Restated Non-Employee Director Long-Term Incentive Plan (“DLTIP”). Earnings allocable to participating securities include the portion of dividends declared as well as the portion of undistributed earnings during the period allocable to participating securities.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Stock-Based Compensation

    The Company measures stock-based compensation for equity awards at fair value on the date of grant and records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the change. The terms of the Company's performance share units allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals, which are based on the financial performance of the Company and the total shareholder return of the Company relative to an index of peer companies ("relative TSR"), specified in the awards. For performance share units with a goal based on the financial performance of the Company, stock-based compensation expense is recognized based on management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned for these awards is recognized as compensation cost in earnings in the period of the change. For performance share units with a market-based relative TSR goal, stock-based compensation expense is recognized based on the estimated fair value of the award regardless of the actual number of shares earned. For further details regarding stock-based compensation, see Note 17.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments, accounts receivable and derivative financial instruments. The Company's policy is to place its cash, cash equivalents and short-term investments in highly-rated financial instruments and institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company's payers and their dispersion across many different geographic regions, and is limited to certain payers who are large buyers of the Company's services. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company has receivables due from federal and state governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent on submitting appropriate documentation timely. As of December 31, 2020 and 2019, receivables due from government payers under the Medicare and Medicaid programs represented approximately 6% and 11%, respectively, of the Company's consolidated net accounts receivable. The portion of the Company's accounts receivable due from patients comprises the largest portion of credit risk. As of December 31, 2020 and 2019, receivables due from patients represented approximately 11% and 20%, respectively, of the Company's consolidated net accounts receivable. The Company applies assumptions and judgments including historical collection experience (including the period the receivables have been outstanding) for assessing collectability and determining net revenues and accounts receivable from patients.

    Accounts Receivable and Allowance for Credit Losses

    Accounts receivable are reported net of allowances for credit losses.

    When estimating its allowance for credit losses, the Company pools its trade receivables based on the following customer types: healthcare insurers, government payers, client payers and patients, which are described in Note 3.  The Company principally estimates the allowance for credit losses by pool based on historical collection experience, the current credit worthiness of the customers, current economic conditions, expectations of future economic conditions and the period that the receivables have been outstanding.  To the extent that any individual payers are identified that have deteriorated in credit quality, the Company removes the customers from their respective pools and establishes allowances based on the individual risk characteristics of such customers.

    Inventories

    Inventories, which consist principally of finished goods testing supplies and reagents, are valued at the lower of cost (first in, first out method) or net realizable value.

    Property, Plant and Equipment

    Property, plant and equipment is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed as incurred for preliminary project activities and post-implementation activities. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll-related costs for employees who are directly associated with the internal-use software project, and interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs for maintenance and training are expensed as incurred. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the expected useful lives of the assets. Depreciation and amortization are provided on the straight-line method over expected useful asset lives as of December 31, 2020 as follows:

•buildings and improvements, ranging up to thirty-one and a half years;
•laboratory equipment and furniture and fixtures, ranging from five to twelve years;
•leasehold improvements, the lesser of the useful life of the improvement or the remaining life of the building or lease, as applicable; and
•computer software developed or obtained for internal use, five to ten years.

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

    The quantitative impairment test involves the comparison of the fair value of the reporting unit to its carrying value. The Company calculates the fair value of each reporting unit using either (i) a discounted cash flows analysis that converts future cash flow amounts into a single discounted present value amount or (ii) a market approach. The Company assesses the valuation methodology based upon the relevance and availability of the data at the time that the valuation is performed. The Company compares the estimate of fair value for the reporting unit to the carrying value of the reporting unit. If the carrying value is greater than the estimate of fair value, an impairment loss will be recognized in the amount of the excess.

    The Company performs its annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2020, in accordance with its policy to perform the quantitative test on a periodic basis, the Company updated the fair value calculation of its reporting units, performed the quantitative impairment test and concluded that goodwill was not impaired. For the year ended December 31, 2019, the Company performed a qualitative impairment test and, based on the totality of information available for the reporting units, the Company concluded that it was more-likely-than-not that the estimated fair values of the reporting units were greater than the carrying values of the reporting units and, as such, no further analysis was required.

    Intangible Assets

    Intangible assets are recognized at fair value, as an asset apart from goodwill if the asset (i) arises from contractual or other legal rights, or (ii) is separable. Intangible assets, principally representing the cost of customer-related intangibles, non-competition agreements and technology acquired, are capitalized and amortized on the straight-line method over their expected useful lives, which generally range from five to twenty years. Intangible assets with indefinite useful lives, consisting principally of acquired tradenames, are not amortized, but instead are periodically reviewed for impairment.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The Company reviews indefinite-lived intangible assets periodically for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of an indefinite-lived intangible is more than its estimated fair value. The indefinite-lived intangible asset impairment test is performed at least annually, or more frequently in the case of other events that indicate a potential impairment.

    Based upon the Company’s most recent annual impairment tests completed during the fourth quarters of the years ended December 31, 2020 and 2019, the Company concluded that indefinite-lived intangible assets were not impaired.

    The Company reviews the recoverability of its long-lived assets (including amortizable intangible assets), other than goodwill and indefinite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.

    Investments

    The Company's investments (except for those accounted for under the equity method of accounting), are included in other assets in the consolidated balance sheet and include:

•Equity investments with readily determinable fair values which are comprised of participant-directed investments of deferred employee compensation and related Company matching contributions held in trusts pursuant to the Company's supplemental deferred compensation plans (see Note 17). These investments are measured at fair value with both realized and unrealized gains and losses recorded in current earnings within other income (expense), net in the consolidated statements of operations. For the years ended December 31, 2020, 2019 and 2018, gains and (losses) from these equity securities totaled $8 million, $10 million, and $(2) million, respectively. The carrying value of these investments were $67 million and $59 million at December 31, 2020 and 2019, respectively.
•Equity investments that do not have readily determinable fair values, which consist of investments in preferred and common shares of privately held companies. These investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company regularly evaluates these equity investments to determine if there are any indicators that the investment is impaired; no impairment charges were recognized related to these investments for the years ended December 31, 2020, 2019, and 2018. The carrying value of these investments was $25 million at both December 31, 2020 and 2019.
•Available-for-sale debt securities of privately-held companies. These investments are measured at fair value with unrealized gains and losses presented in other comprehensive income (loss). The carrying amount of these investments was $12 million at both December 31, 2020 and 2019.

    Derivative Financial Instruments

    The Company uses derivative financial instruments to manage its exposure to market risks for changes in interest rates and, from time to time, foreign currencies. This strategy includes the use of interest rate swap agreements, forward-starting interest rate swap agreements, interest rate lock agreements and foreign currency forward contracts to manage its exposure to movements in interest and currency rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies prohibit holding or issuing derivative financial instruments for speculative purposes. The Company does not enter into derivative financial instruments that contain credit risk-related contingent features or requirements to post collateral.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Interest Rate Risk

    The Company is exposed to interest rate risk on its cash and cash equivalents and its debt obligations. Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows and the impact of interest rate risk is not material. The Company's debt obligations consist of fixed-rate and variable-rate debt instruments. The Company's primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range. In order to achieve this objective, the Company has historically entered into interest rate swap agreements. Interest rate swap agreements involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net settlements between the counterparties are recognized as an adjustment to interest expense, net.

    The Company accounts for these derivatives as either an asset or liability measured at its fair value. The fair value is based upon model-derived valuations in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions. For a derivative instrument that has been formally designated as a fair value hedge, fair value gains or losses on the derivative instrument along with offsetting fair value gains or losses on the hedged item that are attributable to the risk being hedged are reported in other income (expense), net in the consolidated statements of operations. For derivatives that have been formally designated as a cash flow hedge, the change in the fair value of the derivatives is recorded in accumulated other comprehensive loss. Upon maturity or early termination of an effective interest rate swap agreement designated as a cash flow hedge, unrealized gains or losses are deferred in stockholders' equity, as a component of accumulated other comprehensive loss, and are amortized as an adjustment to interest expense over the period during which the hedged forecasted transaction affects earnings, which is when the Company recognizes interest expense on the hedged cash flows. At inception and quarterly thereafter, the Company formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of the hedged item. After the initial quantitative assessment, this analysis is initially performed on a qualitative basis and, if it is determined that the hedging relationship was and continues to be highly effective, no further analysis is required. All components of each derivative financial instrument's gain or loss are included in the assessment of hedge effectiveness. If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting and any deferred gains or losses related to a discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive loss, unless it is probable that the forecasted transaction will not occur. If it is probable that the forecasted transaction will not occur by the originally specified time period, the Company discontinues hedge accounting and any deferred gains or losses reported in accumulated other comprehensive loss are classified into earnings immediately.

    Comprehensive Income (Loss)

    Comprehensive income (loss) encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes:

•Foreign currency translation adjustments;
•Net changes in available-for-sale debt securities, which represent unrealized holding gains (losses), net of tax, on available-for-sale debt securities; and
•Net deferred gains (losses) on cash flow hedges, which represent deferred gains (losses), net of tax, on interest rate-related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Notes 15 and 16).

    New Accounting Standards

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

    On January 1, 2020, the Company adopted a new accounting standard issued by the FASB that changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

looking approach, based on expected losses. The estimate of expected credit losses requires entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The adoption of this new standard, which was done using a modified retrospective transition approach, did not have a material impact on the Company's consolidated results of operations, financial position or cash flows. See "Accounts Receivable and Allowance for Credit Losses" in this footnote for further details on the Company's allowance for credit losses policy.

    On January 1, 2019, the Company adopted a new accounting standard issued by the FASB on accounting for leases using the modified retrospective method. This new accounting standard requires a lessee to recognize on its balance sheet an asset and liability for most leases. The Company elected the optional transition method that allowed for a cumulative-effect adjustment to the opening balance of retained earnings recorded on January 1, 2019 and did not restate previously reported results in the comparative periods. The Company also elected the package of practical expedients, which among other things, allowed it to carry forward its historical lease classification.

    As a result of adoption of the new standard, the Company recorded operating lease assets and lease liabilities of approximately $500 million and $550 million, respectively as of January 1, 2019. The operating lease liability was determined based on the present value of the remaining minimum rental payments and the operating lease asset was determined based on the value of the lease liability, adjusted for the deferred rent balances of approximately $50 million, which were previously included in accounts payable and accrued expenses as well as other liabilities in the consolidated balance sheet. Accounting for the Company's finance leases remained substantially unchanged. The adoption of the new standard did not materially impact the Company's consolidated results of operations or cash flows.

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

3.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for greater than 95% of the Company’s total net revenues for the years ended December 31, 2020, 2019 and 2018 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligation and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions, as discussed below. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers, client payers and patients. Contracts with customers in the DIS business do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.

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

    Client Payers

    Client payers include physicians, hospitals, ACOs, DCEs, IDNs, employers, other commercial laboratories and institutions for which services are performed on a wholesale basis, and are billed based on negotiated fee schedules. Credit risk and ability to pay are more of a consideration for these payers than healthcare insurers and government payers. Collection of consideration the Company expects to receive generally occurs within 60 to 90 days of billing.

    The Company principally estimates the allowance for credit losses for client payers based on historical collection experience, the current credit worthiness of the customers, current economic conditions, expectations of future economic conditions and the period that the receivables have been outstanding. To the extent that any individual client payers are identified that have deteriorated in credit quality, the Company establishes allowances based on the individual risk characteristics of such customers.

    Patients

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

    The approximate percentage of net revenue by type of customer was as follows:

	Year Ended December 31,
	2020	2019	2018
Healthcare insurers:
Fee-for-service	34%	33%	32%
Capitated	3	3	3
Total healthcare insurers	37	36	35
Government payers	11	15	16
Client payers	38	32	32
Patients	11	13	13
Total DIS	97	96	96
DS	3	4	4
Net revenues	100%	100%	100%

    For the years ended December 31, 2020, 2019 and 2018, substantially all of the Company’s services were provided within the United States, see Note 19.

    The approximate percentage of net accounts receivable by type of customer as of December 31, 2020 and 2019 was as follows:

	2020	2019

Healthcare insurers	34%	22%
Government payers	6	11
Client payers	46	42
Patients (including coinsurance and deductible responsibilities)	11	20
Total DIS	97	95
DS	3	5
Net accounts receivable	100%	100%

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The following table summarizes the activity for the Company's allowance for credit losses during the year ended December 31, 2020, which principally relates to client payers:

Allowance for Credit Losses

Balance, January 1, 2020	$15
Provision for credit losses	19
Write-offs of accounts receivable, net of recoveries	(6)
Balance, December 31, 2020	$28

4.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share is as follows (in millions, except per share data):

	2020	2019	2018
Amounts attributable to Quest Diagnostics’ common stockholders:
Income from continuing operations	$1,431	$838	$736
Income from discontinued operations, net of taxes	—	20	—
Net income attributable to Quest Diagnostics' common stockholders	$1,431	$858	$736

Income from continuing operations	$1,431	$838	$736
Less: Earnings allocated to participating securities	6	3	3
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$1,425	$835	$733

Weighted average common shares outstanding – basic	134	134	136
Effect of dilutive securities:
Stock options and performance share units	2	2	3
Weighted average common shares outstanding – diluted	136	136	139

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$10.62	$6.21	$5.39
Income from discontinued operations	—	0.15	—
Net income	$10.62	$6.36	$5.39

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$10.47	$6.13	$5.29
Income from discontinued operations	—	0.15	—
Net income	$10.47	$6.28	$5.29

    The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	2020	2019	2018

Stock options and performance share units	1	3	2

5.    RESTRUCTURING ACTIVITIES

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Invigorate Program

    The Company is committed to a program called Invigorate which is designed to reduce its cost structure and improve performance. Invigorate consists of several flagship programs, with structured plans in each, to drive savings and improve performance across the customer value chain. These flagship programs include: organization excellence; information technology excellence; procurement excellence; service excellence; lab excellence; and revenue services excellence. In addition to these programs, the Company identified key themes to change how it operates including reducing denials and patient price concessions; further digitizing the business; standardization and automation; and optimization initiatives in the areas of lab network and patient service center network. The Invigorate program is intended to partially offset reimbursement pressures and labor and benefit cost increases; free up additional resources to invest in science, innovation and other growth initiatives; and enable the Company to improve service quality and operating profitability.

    Restructuring Charges

    The following table provides a summary of the Company's pre-tax restructuring charges for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018

Employee separation costs	$14	$(3)	$45
Facility-related costs	—	1	4
Asset impairment charges	—	—	2
Total restructuring charges	$14	$(2)	$51

    The restructuring charges incurred for the year ended December 31, 2020 and 2018 were primarily associated with various workforce reduction initiatives as the Company continued to simplify and restructure its organization. The restructuring activity incurred for the year ended December 31, 2019 primarily represents a release of the liability relating to restructuring charges recorded in prior periods, which were determined to no longer be required. Of the total restructuring charges incurred during the year ended December 31, 2020, $9 million and $5 million were recorded in cost of services and selling, general and administrative expenses, respectively. The $(2) million of restructuring charges recognized during the year ended December 31, 2019 were recorded in selling, general and administrative expenses. Of the total restructuring charges incurred during the year ended December 31, 2018, $22 million and $29 million were recorded in cost of services and selling, general and administrative expenses, respectively.

    Charges for all periods presented were primarily recorded in the Company's DIS business.

    The following table summarizes the activity of the restructuring liability during 2020 and 2019, which is included in accrued expenses in Note 12:

	Employee Separation Costs	Facility-Related Costs	Total

Balance, December 31, 2018	$37	$1	$38
Income statement income	(3)	—	(3)
Cash payments	(25)	—	(25)
Other	—	(1)	(1)
Balance, December 31, 2019	9	—	9
Income statement expense	14	—	14
Cash payments	(16)	—	(16)
Balance, December 31, 2020	$7	$—	$7

6.    BUSINESS ACQUISITIONS

    2020 Acquisitions

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    During 2020, the Company completed acquisitions for an aggregate purchase price of $330 million, net of cash acquired, including the acquisitions discussed below. The 2020 acquisitions resulted in goodwill of $247 million, of which $210 million is deductible for tax purposes. These acquisitions also resulted in $146 million of intangible assets, principally comprised of customer-related and technology intangible assets. Net revenues attributable to the 2020 acquisitions were $127 million for the year ended December 31, 2020.

    Acquisition of Blueprint Genetics Oy

    On January 21, 2020, the Company completed its acquisition of Blueprint Genetics Oy ("Blueprint Genetics"), in an all cash transaction for $108 million, net of $3 million cash acquired. Blueprint Genetics is a leading specialty genetic testing company with expertise in gene variant interpretation based on next generation sequencing and proprietary bioinformatics. Through the acquisition, the Company acquired all of Blueprint Genetics' operations. In the fourth quarter of 2020, the Company made an election to treat the acquisition as a taxable business combination for income tax purposes, which resulted in an adjustment to the preliminary purchase price allocation to reverse the previously recorded $11 million deferred tax liability, with a corresponding decrease to goodwill. Based on the final purchase price allocation, the assets acquired and liabilities assumed primarily consist of $66 million of tax-deductible goodwill, $43 million of intangible assets, and $2 million of property, plant and equipment and working capital. The intangible assets primarily consist of technology and customer-related assets which are being amortized over a useful life of 10 years and15 years, respectively.

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

    Acquisition of the Remaining 56% Interest in Mid America Clinical Laboratories, LLC

    On August 1, 2020, the Company completed its acquisition of the remaining 56% interest in Mid America Clinical Laboratories, LLC ("MACL") from its joint venture partners in an all cash transaction for $93 million, net of $18 million cash acquired. MACL is the largest independent clinical laboratory provider in Indiana. Prior to the acquisition, the Company accounted for its 44% interest in MACL as an equity method investment, which was remeasured to its fair value of $87 million on the acquisition date, resulting in a gain of $70 million that was recognized in other income (expense), net in the consolidated statements of operations. The fair value of the previously held equity interest was determined using a discounted cash flow analysis that takes into account, among other items, MACL's expected future cash flows, long-term growth rate (1.5%), and a discount rate commensurate with economic risk (7.5%). Based on the preliminary purchase price allocation, which may be revised as additional information becomes available during the measurement period, the assets acquired and liabilities assumed consist of $84 million of goodwill (of which $47 million is tax-deductible), $74 million of intangible assets, $11 million of working capital and $11 million of property, plant and equipment. The intangible assets consist of customer-related assets which are being amortized over a useful life of 15 years. As a result of the acquisition, MACL became a wholly owned subsidiary of the Company.

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

    Acquisition of the Clinical Laboratory Services Business of Boyce & Bynum Pathology Laboratories, P.C.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    On February 11, 2019, the Company completed its acquisition of certain assets of the clinical laboratory services business of Boyce & Bynum Pathology Laboratories, P.C. ("Boyce & Bynum") in an all cash transaction for $61 million, which consisted of cash consideration of $55 million and contingent consideration initially estimated at $6 million. The contingent consideration arrangement was dependent upon the achievement of certain testing volume benchmarks. During 2019, the liability was reduced to $0 as a result of updated testing volume forecasts for the earn-out period compared to the testing volume target included in the contingent consideration arrangement, resulting in a $6 million gain recorded in other operating expense (income), net. Based on the purchase price allocation, the assets acquired principally consist of $41 million of goodwill (of which $35 million is tax deductible) and $20 million of customer-related intangible assets. The intangible assets are being amortized over a useful life of 15 years.

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

    Acquisition of Mobile Medical Examination Services, LLC.

    On February 1, 2018, the Company completed its acquisition of Mobile Medical Examination Services, LLC. ("MedXM"), a leading national provider of home-based health risk assessments and related services, in an all cash transaction for $142 million, net of $5 million cash acquired, which consisted of cash consideration of $130 million and contingent consideration initially estimated at $12 million. The contingent consideration arrangement was dependent upon the achievement of certain revenue targets. Subsequent to the acquisition, the estimated fair value of the contingent consideration was reduced to $0 as a result of updated revenue forecasts for 2018 compared to the earn-out revenue target included in the contingent consideration arrangement, resulting in a $12 million net gain recorded in other operating expense (income), net. Through the acquisition, the Company acquired all of MedXM's operations. The assets acquired and liabilities assumed consist of $77 million of intangible assets, $57 million of goodwill (of which $45 million is tax deductible), $7 million of working capital and $1 million of property, plant and equipment. The intangible assets consist primarily of customer-related assets which are being amortized over a useful life of 15 years.

    Acquisition of the Outreach Laboratory Services Business of Cape Cod Healthcare, Inc.

    On June 18, 2018, the Company completed the acquisition of the outreach laboratory services business of Cape Cod Healthcare, Inc., in an all cash transaction for $35 million. The assets acquired principally consist of tax deductible goodwill and customer-related intangible assets.

    Acquisition of ReproSource, Inc.

    On September 19, 2018, the Company completed the acquisition of ReproSource, Inc. ("ReproSource"), in an all cash transaction for $35 million, which consisted of cash consideration of $30 million and contingent consideration initially estimated at $5 million. The contingent consideration arrangement was dependent upon the achievement of certain revenue targets. During 2019, the liability was reduced to $0 as a result of updated revenue forecasts for 2019 compared to the earn-out revenue target included in the contingent consideration arrangement, resulting in a net gain recorded in other operating expense (income), net. ReproSource is a national leader in specialty fertility diagnostic services. Through the acquisition, the Company acquired all of ReproSource's operations. The assets acquired principally consist of goodwill, technology-related intangible assets and customer-related intangible assets.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

7.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Trading securities	$67	$67	$—	$—
Cash surrender value of life insurance policies	50	—	50	—
Available-for-sale debt securities	12	—	—	12
Total	$129	$67	$50	$12

Liabilities:
Deferred compensation liabilities	$126	$—	$126	$—

Redeemable noncontrolling interest	$82	$—	$—	$82

December 31, 2019
Assets:
Trading securities	$59	$59	$—	$—
Cash surrender value of life insurance policies	43	—	43	—
Available-for-sale debt securities	12	—	—	12
Total	$114	$59	$43	$12

Liabilities:
Deferred compensation liabilities	$110	$—	$110	$—
Fixed-to-variable interest rate swaps	28	—	28	—
Contingent consideration	7	—	—	7
Total	$145	$—	$138	$7

Redeemable noncontrolling interest	$76	$—	$—	$76

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

    The fair value measurements of the Company's fixed-to-variable interest rate swaps, which were terminated during April 2020 (see Note 15), were classified within Level 2 of the fair value hierarchy, and were model-derived valuations as of a given date in which all significant inputs were observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions.

    In connection with previous business acquisitions, the Company had contingent consideration obligations that were to be paid based on the achievement of certain testing volume or revenue benchmarks. As of December 31, 2020, no contingent consideration obligations were outstanding. Contingent consideration liabilities are measured at fair value using an option-pricing method and are classified within Level 3 of the fair value hierarchy as the fair value is determined based on significant inputs that are not observable. Significant inputs include management’s estimate of volume or revenue and other market inputs including comparable company revenue volatility and a discount rate.

    The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2018	$14
Purchases, additions and issuances	6
Settlements	(1)
Total (gains)/losses included in earnings - realized/unrealized	(12)
Balance, December 31, 2019	7
Settlements	(6)
Total (gains)/losses included in earnings - realized/unrealized	(1)
Balance, December 31, 2020	$—

    The $1 million and $12 million net gains included in earnings associated with the changes in the fair value of contingent consideration for the years ended December 31, 2020 and 2019, respectively, are reported in other operating expense (income), net.

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of December 31, 2020, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long-term growth rates, and a discount rate commensurate with economic risk.

    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of December 31, 2020 and 2019, the fair value of the Company’s debt was estimated at $4.6 billion and $5.1 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

8.    TAXES ON INCOME

    The Company's pre-tax income from continuing operations before equity in earnings of equity method investees consisted of approximately $1.9 billion, $1.1 billion and $0.9 billion from U.S. operations and pre-tax (loss) income of $(7) million, $15 million and $(1) million from foreign operations for the years ended December 31, 2020, 2019 and 2018, respectively.

    As a result of the Tax Cuts and Jobs Act, the Company changed its assertion that it intends to indefinitely reinvest undistributed earnings from certain non-U.S. subsidiaries outside the U.S. The Company is indefinitely reinvested in the remaining basis difference and it is not practicable to determine the associated amount of unrecognized deferred tax liability.

    The components of income tax expense (benefit) for 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Current:
Federal	$300	$176	$82
State and local	74	53	26
Foreign	1	3	1
Deferred:
Federal	55	21	66
State and local	29	(4)	10
Foreign	1	(2)	(3)
Total	$460	$247	$182

    A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for 2020, 2019 and 2018 was as follows:

	2020	2019	2018

Tax provision at statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	4.5	4.6	4.7
Impact of noncontrolling interests	(0.9)	(1.1)	(1.4)
Excess tax benefits on stock-based compensation arrangements	(1.2)	(1.2)	(1.9)
Return to provision true-ups	(0.7)	(1.4)	(1.4)
Change in accounting method	—	—	(1.6)
Impact of equity earnings	0.8	1.1	1.0
Changes in reserves for uncertain tax positions	0.9	1.7	(0.8)
Change in valuation allowances associated with certain net operating losses	0.2	(1.1)	—
Other, net	(0.1)	(0.6)	0.1
Effective tax rate	24.5%	23.0%	19.7%

    For the year ended December 31, 2019, the Company recognized a $12 million net income tax benefit due to the release of valuation allowances associated with certain net operating loss carryforwards. In 2018, the Company filed for a tax return accounting method change, effective for the tax year ending December 31, 2017, to accelerate the deduction of certain expenses on its 2017 tax return at the higher 2017 federal corporate statutory income tax rate, resulting in a $15 million income tax benefit. The net income tax benefit associated with changes in reserves for uncertain tax positions in 2018 was primarily related to the expiration of the statute of limitations for certain income tax returns.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) as of December 31, 2020 and 2019 were as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

	2020	2019
Non-current deferred tax assets (liabilities):
Accounts receivable reserves	$71	$64
Liabilities not currently deductible	146	126
Stock-based compensation	47	35
Basis differences in investments, joint ventures and subsidiaries	(81)	(80)
Net operating loss carryforwards, net of valuation allowance	61	75
Operating lease right-of-use assets	(151)	(129)
Operating lease liabilities	161	139
Depreciation and amortization	(604)	(494)
Total non-current deferred tax liabilities, net	$(350)	$(264)

    The non-current deferred tax assets (liabilities) disclosure at December 31, 2019 has been adjusted to separately state the gross deferred tax right-of-use asset and related gross deferred tax lease liability recognized in accordance with the new accounting standard for leases adopted on January 1, 2019. As of December 31, 2020 and 2019, non-current deferred tax liabilities of $350 million and $264 million, respectively, are included in other liabilities in the consolidated balance sheet.

    As of December 31, 2020, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of $60 million and $1.0 billion, respectively, which expire at various dates through 2040. Estimated net operating loss carryforwards for foreign income tax purposes are $76 million as of December 31, 2020, some of which can be carried forward indefinitely while others expire at various dates through 2040. As of December 31, 2020 and 2019, deferred tax assets associated with net operating loss carryforwards of $94 million and $101 million, respectively, have each been reduced by valuation allowances of $33 million and $26 million, respectively.

    Income taxes payable, including those classified as long-term in other liabilities in the consolidated balance sheet as of December 31, 2020 and 2019, were $135 million and $113 million, respectively. Prepaid income taxes were $2 million and $3 million as of December 31, 2020 and 2019, respectively, and were recorded in prepaid expenses and other current assets in the consolidated balance sheet.

    The total amount of unrecognized tax benefits as of and for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

	2020	2019	2018

Balance, beginning of year	$88	$107	$115
Additions:
For tax positions of current year	2	2	2
For tax positions of prior years	25	16	11
Reductions:
Changes in judgment	(9)	(3)	(6)
Expirations of statutes of limitations	(4)	(2)	(15)
Settlements	(9)	(32)	—
Balance, end of year	$93	$88	$107

    The contingent liabilities for tax positions primarily relate to uncertainties associated with the realization of tax benefits derived from the allocation of income and expense among state jurisdictions, the characterization and timing of certain tax deductions associated with business combinations, certain tax credits and the deductibility of certain expenses and settlement payments.

    The total amount of unrecognized tax benefits as of December 31, 2020, that, if recognized, would affect the effective income tax rate is $75 million. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $15 million within the next twelve months.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Accruals for interest expense on contingent tax liabilities are classified in income tax expense in the consolidated statements of operations. Accruals for penalties have historically been immaterial. Interest expense included in income tax expense in each of the years ended December 31, 2020, 2019 and 2018 was approximately $6 million, $5 million and $1 million, respectively. As of December 31, 2020 and 2019, the Company had approximately $21 million and $17 million, respectively, accrued, net of the benefit of a federal and state deduction, for the payment of interest on uncertain tax positions.

    The recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently involves subjectivity. Changes in estimates may create volatility in the Company's effective tax rate in future periods and may be due to settlements with various tax authorities (either favorable or unfavorable), the expiration of the statute of limitations on certain tax positions and obtaining new information about particular tax positions that may cause management to change its estimates.

    In the regular course of business, various federal, state, local and foreign tax authorities conduct examinations of the Company's income tax filings and the Company generally remains subject to examination until the statute of limitations expires for the respective jurisdiction. The Internal Revenue Service has either completed its examinations of the Company's consolidated federal income tax returns or the statute of limitations has expired up through and including the 2016 tax year. At this time, the Company does not believe that there will be any material additional payments beyond its recorded contingent liability reserves that may be required as a result of these tax audits. As of December 31, 2020, a summary of the tax years that remain subject to examination, awaiting approval, are under appeal, or are otherwise unresolved for the Company's major jurisdictions are:

    United States - federal        2017 - 2020
    United States - various states    2002 - 2020

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

9.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the years ended December 31, 2020, 2019 and 2018 was as follows:

	2020	2019	2018

Depreciation expense	$258	$233	$219
Amortization expense	103	96	90
Depreciation and amortization expense	$361	$329	$309

Interest expense	$(166)	$(180)	$(169)
Interest income	3	5	2
Interest expense, net	$(163)	$(175)	$(167)

Interest paid	$201	$192	$174
Income taxes paid	$360	$202	$84

Accounts payable associated with capital expenditures	$46	$26	$11
Accounts payable associated with purchases of treasury stock	$—	$—	$3
Dividend payable	$76	$71	$71

Businesses acquired:
Fair value of assets acquired	$368	$63	$453
Fair value of liabilities assumed	17	—	7
Fair value of net assets acquired	351	63	446
Merger consideration payable	—	(5)	(19)
Cash paid for business acquisitions	351	58	427
Less: Cash acquired	21	—	6
Business acquisitions, net of cash acquired	$330	$58	$421

	2020	2019	2018
Leases:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$185	$180
Operating cash flows from finance leases	$3	$3
Financing cash flows from finance leases	$3	$4
Leased assets obtained in exchange for new operating lease liabilities	$219	$164
Leased assets obtained in exchange for new finance lease liabilities (a)	$—	$1	$1

(a) For the year ended December 31, 2018, leased assets obtained in exchange for new finance lease liabilities reflects information prior to the adoption of the new accounting standard for leases on January 1, 2019. See Note 14 for further discussion of the Company's accounting for leases.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

10.    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment as of December 31, 2020 and 2019 consisted of the following:

	2020	2019

Land	$42	$25
Buildings and improvements	526	341
Laboratory equipment and furniture and fixtures	1,974	1,788
Leasehold improvements	666	639
Computer software developed or obtained for internal use	1,209	1,106
Construction-in-progress	202	330
	4,619	4,229
Less: Accumulated depreciation and amortization	(2,992)	(2,776)
Total	$1,627	$1,453

    For the year ended December 31, 2019, the Company recognized a $73 million gain in other operating expense (income), net on the sale and leaseback of a property.

11.    GOODWILL AND INTANGIBLE ASSETS

    The changes in goodwill for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019

Balance, beginning of year	$6,619	$6,563
Goodwill acquired during the year	247	43
Adjustments to goodwill	7	13
Balance, end of year	$6,873	$6,619

    Principally all of the Company’s goodwill as of December 31, 2020 and 2019 was associated with its DIS business.

    For the year ended December 31, 2020, goodwill acquired during the period was principally associated with the acquisitions of Blueprint Genetics, Memorial Hermann and MACL (see Note 6). For the year ended December 31, 2020, adjustments to goodwill related to foreign currency translation.

    For the year ended December 31, 2019, goodwill acquired during the period was principally associated with the acquisition of certain assets of the clinical laboratory services business of Boyce & Bynum and adjustments to goodwill primarily related to the finalization of the purchase price allocation for Oxford (see Note 6).

    Intangible assets as of December 31, 2020 and 2019 consisted of the following:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

	Weighted Average Amortization Period (in years)	2020			2019
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	17	$1,479	$(638)	$841	$1,367	$(556)	$811
Non-compete agreements	9	3	(2)	1	3	(2)	1
Technology	15	141	(65)	76	104	(56)	48
Other	9	108	(95)	13	110	(85)	25
Total	17	1,731	(800)	931	1,584	(699)	885

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$1,967	$(800)	$1,167	$1,820	$(699)	$1,121

    The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2020 is as follows:

Year Ending December 31,
2021	$101
2022	98
2023	96
2024	93
2025	92
Thereafter	451
Total	$931

12.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses as of December 31, 2020 and 2019 consisted of the following:

	2020	2019

Accrued wages and benefits (including incentive compensation)	$502	$287
Trade accounts payable	446	263
Accrued expenses	356	223
Overdrafts	153	88
Dividend payable	76	71
Income taxes payable	43	27
Accrued insurance	31	30
Accrued interest	26	45
Merger consideration payable	—	7
Total	$1,633	$1,041

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

13.    DEBT

    Long-term debt (including finance lease obligations) as of December 31, 2020 and 2019 consisted of the following:

	2020	2019

4.75% Senior Notes due January 2020	$—	$500
2.50% Senior Notes due March 2020	—	300
4.70% Senior Notes due April 2021	—	554
4.25% Senior Notes due April 2024	316	308
3.50% Senior Notes due March 2025	622	593
3.45% Senior Notes due June 2026	512	490
4.20% Senior Notes due June 2029	499	499
2.95% Senior Notes due June 2030	798	798
2.80% Senior Notes due June 2031	549	—
6.95% Senior Notes due July 2037	175	175
5.75% Senior Notes due January 2040	245	245
4.70% Senior Notes due March 2045	300	300
Other	27	34
Debt issuance costs	(28)	(26)
Total long-term debt	4,015	4,770
Less: Current portion of long-term debt	2	804
Total long-term debt, net of current portion	$4,013	$3,966

    Secured Receivables Credit Facility

    On October 22, 2020, the Company amended the agreement for its $600 million secured receivables credit facility (the “Secured Receivables Credit Facility”), previously amended in October 2019, to extend the maturity dates for each underlying commitment by one year, while maintaining the borrowing capacity under the facility at $600 million. Under the Secured Receivables Credit Facility, the Company can borrow against a $250 million loan commitment maturing October 2021 and a $250 million loan commitment maturing October 2022, and can issue up to $100 million of letters of credit (see Note 18) through October 2022. Borrowings under the Secured Receivables Credit Facility are collateralized by certain domestic receivables. As of December 31, 2020, interest on the borrowings under the Secured Receivables Credit Facility was based on either commercial paper rates for highly-rated issuers or LIBOR, plus a spread of 0.825% to 0.95%. The Secured Receivables Credit Facility is subject to customary affirmative and negative covenants and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. As of both December 31, 2020 and 2019, there were no outstanding borrowings under the Secured Receivables Credit Facility.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Senior Unsecured Revolving Credit Facility

    The Company is party to a $750 million senior unsecured revolving credit facility (the “Credit Facility” or "Senior Unsecured Revolving Credit Facility") which matures in March 2023. Under the Credit Facility, the Company can issue letters of credit totaling $150 million (see Note 18). Issued letters of credit reduce the available borrowing capacity under the Credit Facility. Interest on the Credit Facility is based on certain published rates plus an applicable margin based on changes in the Company's public debt ratings and its leverage ratio. At the option of the Company, it may elect to lock into LIBOR-based interest rates for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate, the federal funds rate or an adjusted LIBOR rate. As of both December 31, 2020 and 2019, the Company's borrowing rate for LIBOR-based loans under the Credit Facility was LIBOR plus 1.125%. The Credit Facility contains various covenants, including the maintenance of a financial leverage ratio, which could impact the Company's ability to, among other things, incur additional indebtedness. In April 2020, the Company amended the Credit Facility to provide increased covenant flexibility. As amended, the leverage ratio covenant (as defined in the Credit Facility) was increased as follows:

As of:	Applicable Covenant:
December 31, 2020	no more than 6.5 times EBITDA
March 31, 2021	no more than 6.25 times EBITDA
June 30, 2021	no more than 4.5 times EBITDA
    Thereafter, the leverage ratio covenant reverts to no more than 3.5 times EBITDA. During the period that the increased covenant applies, which period may be terminated early by the Company provided that the Company is in compliance with the historical 3.5 times EBITDA leverage ratio, the amended Credit Facility contains certain additional limitations and restrictions including, but not limited to, repurchases of the Company's common stock, the amount of funds that can be used on business acquisitions, the incurrence of secured indebtedness and the payment of dividends.

    As of both December 31, 2020 and 2019, there were no outstanding borrowings under the Senior Unsecured Revolving Credit Facility.

    As of December 31, 2020, the Company was in compliance with all covenants for its credit facilities. As of December 31, 2020, the Company had $1.3 billion of borrowing capacity available under the facilities, including $530 million available under the Secured Receivables Credit Facility and $750 million available under the Senior Unsecured Revolving Credit Facility.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Senior Notes Offerings

    In May 2020, the Company completed a senior notes offering, consisting of $550 million aggregate principal amount of 2.80% senior notes due June 2031 (the “2031 Senior Notes”), which were issued at an original issue discount of $1 million. The Company incurred $5 million of debt issuance costs associated with the 2031 Senior Notes, which are included as a reduction to the carrying amount of long-term debt and which are being amortized over the term of the related debt.

    During November 2020, the net proceeds from the 2031 Senior Notes, along with cash on hand, were used to redeem in full the outstanding indebtedness under the Company's senior notes due April 2021.

    In December 2019, the Company completed a senior notes offering, consisting of $800 million aggregate principal amount of 2.95% senior notes due June 2030 (the "2030 Senior Notes"), which were issued at an original issue discount of $2 million. The Company incurred $7 million of debt issuance costs associated with the 2030 Senior Notes, which are included as a reduction to the carrying amount of long-term debt and which are being amortized over the term of the related debt.

    During January 2020, the net proceeds from the 2030 Senior Notes, along with cash on hand, were used to redeem in full the outstanding indebtedness under the Company's senior notes due January 2020 and senior notes due March 2020.

    In March 2019, the Company completed a senior notes offering, consisting of $500 million aggregate principal amount of 4.20% senior notes due June 2029 (the "2029 Senior Notes"), which were issued at an original issue discount of $1 million. The Company incurred $5 million of debt issuance costs associated with the 2029 Senior Notes, which are included as a reduction to the carrying amount of long-term debt and which are being amortized over the term of the related debt.

    The net proceeds from the 2029 Senior Notes were used to repay in full the outstanding indebtedness under the Company's senior notes due April 2019, to repay outstanding indebtedness under the Secured Receivables Credit Facility and for general corporate purposes.

    For the year ended December 31, 2020, the Company recorded a loss on retirement of debt, principally comprised of premiums paid, of $9 million in other income (expense), net.

    All of the senior notes are unsecured obligations of the Company and rank equally with the Company's other senior unsecured obligations. None of the Company's senior notes have a sinking fund requirement.

    The Company may redeem its outstanding senior notes prior to scheduled maturity, as a whole or in part, at a redemption price equal to the present value of the remaining scheduled payments of principal and interest, except for certain notes for which the Company also has an option to redeem such instruments at par value on or after dates specified in the indentures governing the notes ("the par value redemption option").  For notes with the par value redemption option, if such notes are redeemed prior to the specified dates, the redemption price calculations exclude any interest that would have been due after such dates.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Maturities of Long-Term Debt

    As of December 31, 2020, long-term debt matures as follows:

Year Ending December 31,
2021	$2
2022	1
2023	1
2024	302
2025	602
Thereafter	3,095
Total maturities of long-term debt	4,003
Unamortized discount	(11)
Debt issuance costs	(28)
Fair value basis adjustments attributable to hedged debt	51
Total long-term debt	4,015
Less: Current portion of long-term debt	2
Total long-term debt, net of current portion	$4,013

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

14.     LEASES

    The Company determines if an arrangement is or contains a lease at contract inception. The Company leases office space, patient service centers, clinical laboratories, warehouses, logistic hubs and equipment primarily through operating leases, with a limited number of finance leases. A right-of-use asset, representing the underlying asset during the lease term, and a lease liability, representing the payment obligation arising from the lease, are recognized on the balance sheet at lease commencement based on the present value of the payment obligation. For operating leases, expense is recognized on a straight-line basis over the lease term. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For the year ended December 31, 2020 and 2019, lease expense associated with short-term leases was not material.

    The Company primarily uses its collateralized incremental borrowing rate in determining the present value of lease payments as the Company's leases generally do not provide an implicit rate. Such incremental borrowing rates, which take into account interest rates offered to companies that have similar credit ratings to the Company, are determined using a portfolio approach which groups the Company’s leases based on tenor.

    The Company has lease agreements with (i) right-of-use asset payments and (ii) non-lease components (i.e., payments related to maintenance fees, utilities, etc.) which have been combined and accounted for as a single lease component.

    The Company's leases have remaining terms of less than 1 year to 16 years, some of which include options to extend the leases for up to 15 years. The Company's lease terms may include renewal options that are reasonably certain to be exercised and termination options that are reasonably certain not to be exercised. Certain leases also include options to purchase the leased property.

    Certain of the Company's lease agreements include rental payments adjusted periodically for inflation or a market rate which are included in the lease liabilities.

The Company's assets and liabilities for its lease agreements as of December 31, 2020 and 2019 were as follows:

Leases	Balance Sheet Classification	2020	2019
Assets
Operating	Operating lease right-of-use assets	$604	$518
Finance	Property, plant and equipment, net (a)	22	35
Total lease assets		$626	$553

Liabilities
Current:
Operating	Current portion of long-term operating lease liabilities	$141	$145
Finance	Current portion of long-term debt	2	3
Non-current:
Operating	Long-term operating lease liabilities	499	413
Finance	Long-term debt	25	30
Total lease liabilities		$667	$591

(a) Finance lease assets as of December 31, 2020 and 2019 were recorded net of accumulated amortization of $14 million and $24 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Components of lease cost for the years ended December 31, 2020 and 2019 were as follows:

Lease cost	2020	2019

Operating lease cost (a)	$300	$294
Finance lease cost:
Amortization of leased assets	6	7
Interest on lease liabilities	3	3
Net lease cost	$309	$304

(a) Includes short-term leases and variable lease costs (primarily usage-based maintenance fees and utilities related to real estate leases and certain equipment-related and vehicle-related costs) of $120 million for each of the years ended December 31, 2020 and 2019.

    Rental expense for real estate, laboratory equipment and vehicles under operating leases amounted to $220 million for the year ended December 31, 2018.

    The maturity of the Company's lease liabilities as of December 31, 2020 is as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
2021	$160	$4	$164
2022	140	3	143
2023	122	3	125
2024	87	3	90
2025	57	3	60
Thereafter	153	28	181
Total lease payments	719	44	763
Less: Interest	79	17	96
Present value of lease liabilities	$640	$27	$667

    Lease term and discount rate as of December 31, 2020 and 2019 were as follows:

Lease term and discount rate	2020	2019
Weighted-average remaining lease term (years):
Operating leases	6	5
Finance leases	13	12

Weighted-average discount rate:
Operating leases	3.2%	3.4%
Finance leases	8.1%	8.7%

    The Company's discount rates for its operating leases were primarily determined using the Company's incremental borrowing rate. The Company's weighted-average discount rate for its finance leases principally reflects the implicit interest rate on a lease obligation assumed in a business combination.

    See Note 9 for cash flow information on cash paid for amounts included in the measurement of lease liabilities, leased assets obtained in exchange for new operating lease liabilities, and leased assets obtained in exchange for new finance lease liabilities for the years ended December 31, 2020 and 2019.

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

    During March 2020, the Company entered into a forward-starting interest rate swap agreement with a financial institution for a total notional amount of $25 million. Additionally, during May 2020, the Company entered into interest rate lock agreements with several financial institutions for a total notional amount of $275 million. The forward-starting interest rate swap agreement and the interest rate lock agreements were entered into in order to hedge a portion of the Company's interest rate exposure associated with variability in future cash flows attributable to changes in interest rates over a ten-year period related to an anticipated issuance of debt and were accounted for as cash flow hedges. In connection with the issuance of the 2031 Senior Notes (see Note 13), these agreements were settled and the Company received net proceeds of $1 million. The net gain is deferred in stockholders' equity, net of taxes, as a component of accumulated other comprehensive loss, and is being amortized as an adjustment to interest expense, net over a ten-year period.

    The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges was $1 million and $4 million as of December 31, 2020 and 2019, respectively. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $1 million.

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

    As of December 31, 2020 and 2019, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	December 31, 2020	December 31, 2020	December 31, 2019	December 31, 2019
Long-term debt	$—	$51	$1,186	$(3)

(a) As of December 31, 2020, the entire balance is associated with remaining unamortized hedging adjustments on discounted relationships. As of December 31, 2019, the balance includes $25 million of remaining unamortized hedging adjustments on discontinued relationships.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The following table presents the effect of fair value hedge accounting on the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively:

	2020	2019	2018
	Other income (expense), net	Other income (expense), net	Other income (expense), net
Total for line item in which the effects of fair value hedges are recorded	$76	$20	$(8)

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$(68)	$(65)	$4
Derivatives designated as hedging instruments	$68	$65	$(4)

    A summary of the fair values of derivative instruments in the consolidated balance sheet was as follows:

	December 31, 2019
	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Fixed-to-variable interest rate swap agreements	Other liabilities	$28

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

    Common Stock

    Under the Company's Restated Certificate of Incorporation the number of authorized shares of common stock, par value $0.01 per share, is 600 million shares.

    Changes in Accumulated Other Comprehensive Loss by Component

    Comprehensive income (loss) includes:
•Foreign currency translation adjustments;
•Net changes in available-for-sale debt securities, which represent unrealized holding gains (losses), net of tax, on available-for-sale debt securities; and
•Net deferred gains (losses) on cash flow hedges, which represent deferred gains (losses), net of tax, on interest rate-related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 15).

    For the years ended December 31, 2020, 2019, and 2018, the tax effects related to the deferred gains (losses) on cash flow hedges and net changes in available-for-sale debt securities were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The changes in accumulated other comprehensive loss by component for 2020, 2019 and 2018 were as follows:

	Foreign Currency Translation Adjustments	Net Changes in Available-for-Sale Debt Securities	Net Deferred Losses on Cash Flow Hedges, net of tax	Other	Accumulated Other Comprehensive Loss

Balance, December 31, 2017	$(38)	$—	$(9)	$(1)	$(48)
Other comprehensive loss before reclassifications	(15)	—	—	—	(15)
Amounts reclassified from accumulated other comprehensive loss	4	—	2	—	6
Net current period other comprehensive (loss) income	(11)	—	2	—	(9)
Reclassification of stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act	—	—	(2)	—	(2)
Balance, December 31, 2018	(49)	—	(9)	(1)	(59)
Other comprehensive income before reclassifications	7	8	3	—	18
Amounts reclassified from accumulated other comprehensive loss	—	—	2	—	2
Net current period other comprehensive income	7	8	5	—	20
Balance, December 31, 2019	(42)	8	(4)	(1)	(39)
Other comprehensive income before reclassifications	12	—	1	—	13
Amounts reclassified from accumulated other comprehensive loss	3	—	2	—	5
Net current period other comprehensive income	15	—	3	—	18
Balance, December 31, 2020	$(27)	$8	$(1)	$(1)	$(21)

    For the years ended December 31, 2020, 2019 and 2018, the gross deferred losses on cash flow hedges were reclassified from accumulated other comprehensive loss to interest expense, net.

    For the years ended December 31, 2020 and 2018, foreign currency translation adjustment amounts were reclassified from accumulated other comprehensive loss to other operating expense (income), net as a result of the sale of foreign subsidiaries.

    Dividend Program

    During each of the four quarters of 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.56 per common share. During each of the four quarters of 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.53 per common share. During each of the first three quarters of 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.50 per common share. During the fourth quarter of 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.53 per common share. On February 4, 2021, the Company announced that its Board of Directors authorized a 10.7% increase in its quarterly cash dividend from $0.56 to $0.62 per share, or $2.48 per share annually, commencing with the dividend payable in April 2021.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Share Repurchase Program

    As of December 31, 2020, $0.9 billion remained available under the Company’s share repurchase authorization. In February 2021, the Company's Board of Directors authorized the Company to repurchase an additional $1 billion of the Company's common stock. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the year ended December 31, 2020, the Company repurchased 2.7 million shares of its common stock for $325 million.

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

    Shares Reissued from Treasury Stock

    For the years ended December 31, 2020, 2019 and 2018 the Company reissued 3 million shares, 2 million shares and 3 million shares, respectively, from treasury stock for shares issued under the Employee Stock Purchase Plan ("ESPP") and stock option plans.

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. The Company records changes in the fair value of the noncontrolling interest immediately as they occur. As of December 31, 2020 and 2019, the redeemable noncontrolling interest was $82 million and $76 million, respectively, and was presented at its fair value.

17.    STOCK OWNERSHIP AND COMPENSATION PLANS

    Employee and Non-employee Directors Stock Ownership Programs

    The ELTIP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) stock awards. The ELTIP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Company common stock at an exercise price no less than the fair market value of the Company's common stock on the date of grant. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Company common stock in cash, shares of Company common stock or a combination thereof. The stock appreciation rights are granted at an exercise price no less than the fair market value of the Company's common stock on the date of grant. Stock options and stock appreciation rights granted under the ELTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant. No stock appreciation rights have been granted under the ELTIP. Under the ELTIP, awards are subject to forfeiture if employment terminates prior to the end of the vesting period prescribed by the Board of Directors. For all award types, the vesting period is generally over three years from the date of grant. For performance share units, the actual amount of shares earned is based on the achievement of the performance goals specified in the awards. The performance goals for awards granted for 2018 and 2019 were based on the financial performance of the Company. The performance goals for awards granted in 2020 were based on the financial performance of the Company as well as relative TSR. The maximum number of shares of Company common stock in respect of which awards may be granted under the ELTIP is approximately 79 million shares.

    The DLTIP provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Company common stock at an exercise price no less than the fair market value of the Company's common stock on the date of grant. The DLTIP also permits awards of restricted stock and restricted stock units to non-employee directors. Stock options

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

granted under the DLTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant. For all award types, the vesting period is generally over three years from the date of grant, regardless of whether the award recipient remains a director of the Company. The maximum number of shares that may be issued under the DLTIP is 2.4 million shares. For the years ended December 31, 2020, 2019 and 2018, grants under the DLTIP totaled 14 thousand shares, 14 thousand shares and 15 thousand shares, respectively.

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

    The weighted average assumptions used in valuing stock options granted in the periods presented were:

	2020	2019	2018

Fair value at grant date	$17.25	$14.30	$18.14
Expected volatility	20.3%	20.4%	19.1%
Dividend yield	2.0%	2.4%	1.9%
Risk-free interest rate	1.5%	2.5%	2.8%
Expected holding period, in years	5.0	5.2	5.3

    The following summarizes the activity relative to stock option awards for 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding, beginning of year	8.0	$81.67
Options granted	1.1	112.23
Options exercised	(2.6)	72.57
Options outstanding, end of year	6.5	$90.32	6.7	$187

Exercisable, end of year	3.9	$83.72	5.6	$138
Vested and expected to vest, end of year	6.4	$90.14	6.7	$185

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing common stock price on the last trading day of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised in 2020, 2019 and 2018 was $113 million, $62 million and $67 million, respectively.

    As of December 31, 2020, there was $9 million of unrecognized stock-based compensation cost related to nonvested stock options which is expected to be recognized over a weighted average period of 1.6 years.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The fair value of restricted stock awards and restricted stock units is the average market price of the Company's common stock at the date of grant. For performance share units with a goal based on the financial performance of the Company, the fair value is based on the average market price of the Company's common stock at the date of grant, adjusted for the present value of dividends expected to be paid on the Company's common stock during the vesting period. For performance share units with a market-based relative TSR goal, the fair value is estimated on the date of grant using a Monte Carlo valuation model. The expected volatility under the Monte Carlo valuation model is based on the historical volatility of the common stock of the Company and the common stock of the companies in the peer index. The dividend yield is based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities consistent with the performance period of the related award.

    The weighted average assumptions used in valuing performance share units in 2020 with a market-based relative TSR goal were:

Fair value at grant date	$144.03
Expected volatility	20.1%
Dividend yield	2.0%
Risk-free interest rate	1.4%

    The following summarizes the activity relative to stock awards, including restricted stock units and performance share units, for 2020, 2019 and 2018:

	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Shares outstanding, beginning of year	1.0	$93.30	1.1	$88.13	1.3	$77.90
Shares granted	0.4	112.43	0.4	86.28	0.4	103.51
Shares vested	(0.4)	96.36	(0.4)	75.58	(0.5)	74.00
Shares forfeited and canceled	—	—	(0.1)	94.09	(0.1)	90.16
Shares outstanding, end of year	1.0	$100.12	1.0	$93.30	1.1	$88.13

    As of December 31, 2020, there was $29 million of unrecognized stock-based compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted average period of 1.5 years. Total fair value of shares vested was $37 million, $40 million and $54 million for the years ended December 31, 2020, 2019 and 2018, respectively. For performance share units with a goal based on financial performance of the Company, the amount of unrecognized stock-based compensation cost is subject to change based on changes, if any, to management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned at the end of the performance periods.

    For the years ended December 31, 2020, 2019 and 2018, stock-based compensation expense totaled $97 million, $56 million and $61 million, respectively. Income tax benefits recognized in the consolidated statements of operations related to stock-based compensation expense totaled $39 million, $27 million and $33 million for the years ended December 31, 2020, 2019 and 2018, respectively, which includes excess tax benefits associated with stock-based compensation arrangements of $23 million, $13 million and $18 million for the years ended December 31, 2020, 2019 and 2018, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Employee Stock Purchase Plan

    Under the Company's ESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock. The purchase price of the stock is 95% of the market price of the Company's common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees is 9 million. Approximately 225 thousand shares, 269 thousand shares and 326 thousand shares of common stock were purchased by eligible employees in 2020, 2019 and 2018, respectively.

    Defined Contribution Plans

    The Company maintains qualified defined contribution plans covering substantially all of its employees. The maximum Company matching contribution is 5% of eligible employee compensation. During 2020, the Company temporarily suspended matching contributions for certain qualified defined contribution plans; matching contributions were reinstated in the third quarter of 2020. The Company's expense for contributions to its defined contribution plans aggregated $64 million, $84 million and $78 million for 2020, 2019 and 2018, respectively.

    Supplemental Deferred Compensation Plans

    The Company has a supplemental deferred compensation plan that is an unfunded, non-qualified plan that provides for certain management and highly compensated employees to defer up to 50% of their salary in excess of their defined contribution plan limits and for certain eligible employees, up to 95% of their variable incentive compensation. The maximum Company matching contribution is 5% of eligible employee compensation. During 2020, the Company temporarily suspended matching contributions; matching contributions were reinstated in the third quarter of 2020. The compensation deferred under this plan, together with Company matching amounts, are credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation, Company match and earnings credited to their account. The amounts accrued under the Company's deferred compensation plans were $67 million and $59 million as of December 31, 2020 and 2019, respectively. Although the Company is currently contributing all participant deferrals and matching amounts to a trust, the funds in this trust, totaling $67 million and $59 million as of December 31, 2020 and 2019, respectively, are general assets of the Company and are subject to any claims of the Company's creditors.

    The Company also offers certain employees the opportunity to participate in a non-qualified deferred compensation program. The Company matches employee contributions equal to 25%, up to a maximum of $5 thousand per plan year. A participant's deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. Each participant is fully vested in their deferred compensation and vests in Company matching contributions over a period of four years at 25% per year. This plan was amended effective January 1, 2018 so that future deferrals under the plan may only be made by participants who made deferrals under the plan in 2017. The amounts accrued under this plan were $59 million and $51 million as of December 31, 2020 and 2019, respectively. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program's liability. The cash surrender value of such life insurance policies was $50 million and $43 million as of December 31, 2020 and 2019, respectively.

     For each of the years ended December 31, 2020, 2019 and 2018, the Company's expense for matching contributions to these plans was not material.

18.     COMMITMENTS AND CONTINGENCIES

    Letters of Credit and Contractual Obligations

    The Company can issue letters of credit under its Secured Receivables Credit Facility and Senior Unsecured Revolving Credit Facility (see Note 13). In support of its risk management program, to ensure the Company’s performance or payment to third parties, $70 million in letters of credit under the Secured Receivables Credit Facility were outstanding as of December 31, 2020. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The Company has certain noncancelable commitments, primarily under take-or-pay arrangements, to purchase products or services from various suppliers, mainly for consulting and other service agreements, and standing orders to purchase reagents and other laboratory supplies. As of December 31, 2020, the approximate total future purchase commitments are $334 million, of which $106 million are expected to be incurred in 2021, $103 million are expected to be incurred in 2022 through 2023 and the balance thereafter.

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

    Contingent Lease Obligations

    The Company remains subject to contingent obligations under certain real estate leases, including real estate leases that were entered into by certain predecessor companies of a subsidiary prior to the Company's acquisition of the subsidiary. While over the course of many years, the title to certain properties and interest in the subject leases have been transferred to third parties and the subject leases have been amended several times by such third parties, the lessors have not formally released the subsidiary predecessor companies from their original obligations under the leases and therefore remain contingently liable in the event of default. The remaining terms of the lease obligations and the Company's corresponding indemnifications range up to 27 years. The lease payments under certain leases are subject to market value adjustments and contingent rental payments and therefore, the total contingent obligations under the leases cannot be precisely determined but are likely to total several hundred million dollars. A claim against the Company would be made only upon the current lessee's default and, in certain cases, after a series of claims and corresponding defaults by third parties that precede the Company in the order of liability. The Company also has certain indemnification rights from other parties to recover losses in the event of default on the lease obligations. The Company believes that the likelihood of its performance under these contingent obligations is remote and no liability has been recorded for any potential payments under the contingent lease obligations.

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

401(k) Plan Lawsuit

    In 2020, two putative class action lawsuits were filed in the U.S. District Court for the District of New Jersey against the Company and other defendants with respect to the Company’s 401(k) plan. The complaint alleges, among other things, that the fiduciaries of the 401(k) plan breached their duties by failing to disclose the expenses and risks of plan investment options, allowing unreasonable administration expenses to be charged to plan participants, and selecting and retaining high cost and poor performing investments. In October 2020, the court consolidated the two lawsuits under the caption In re: Quest Diagnostics ERISA Litigation and plaintiffs filed a consolidated amended complaint. The Company plans to vigorously defend this matter and has filed a motion to dismiss the complaint.

AMCA Data Security Incident

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    On June 3, 2019, the Company reported that Retrieval-Masters Creditors Bureau, Inc./American Medical Collection Agency (“AMCA”) had informed the Company and Optum360 LLC that an unauthorized user had access to AMCA’s system between August 1, 2018 and March 30, 2019 (the “AMCA Data Security Incident”). Optum360 provides revenue management services to the Company, and AMCA provided debt collection services to Optum360. AMCA first informed the Company of the AMCA Data Security Incident on May 14, 2019. AMCA’s affected system included financial information (e.g., credit card numbers and bank account information), medical information and other personal information (e.g., social security numbers). Test results were not included. Neither Optum360’s nor the Company’s systems or databases were involved in the incident. AMCA also informed the Company that information pertaining to other laboratories’ customers was also affected. Following announcement of the AMCA Data Security Incident, AMCA sought protection under the U.S. bankruptcy laws. The bankruptcy proceeding has been dismissed.

    Numerous putative class action lawsuits were filed against the Company related to the AMCA Data Security Incident. The U.S. Judicial Panel on Multidistrict Litigation transferred the cases still pending to, and consolidated them for pre-trial proceedings in, the U.S. District Court for New Jersey. In November 2019, the plaintiffs in the multidistrict proceeding filed a consolidated putative class action complaint against the Company and Optum360 that named additional individuals as plaintiffs and that asserted a variety of common law and statutory claims in connection with the AMCA Data Security Incident. In January 2020, the Company moved to dismiss the consolidated complaint; the motion to dismiss is pending.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of December 31, 2020, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $1 million as of both December 31, 2020 and December 31, 2019.

    Reserves for General and Professional Liability Claims

    As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $138 million and $132 million as of December 31, 2020 and December 31, 2019, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures.

19.    BUSINESS SEGMENT INFORMATION

    The Company's DIS business is the only reportable segment based on the manner in which the Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), assesses performance and allocates resources across the organization. The DIS business provides diagnostic information services to a broad range of customers, including patients, clinicians, hospitals, IDNs, health plans, employers, ACOs, and DCEs. The Company is the world's leading provider of diagnostic information services, which includes providing information and insights based on the industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The DIS business accounted for greater than 95% of net revenues in 2020, 2019 and 2018.

    All other operating segments include the Company's DS businesses, which consist of its risk assessment services and healthcare information technology businesses. The Company's DS businesses are the leading provider of risk assessment services for the life insurance industry and offer healthcare organizations and clinicians robust information technology solutions.

    As of December 31, 2020, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The following table is a summary of segment information for the years ended December 31, 2020, 2019 and 2018. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2.

	2020	2019	2018
Net revenues:
DIS business	$9,139	$7,405	$7,204
All other operating segments	298	321	327
Total net revenues	$9,437	$7,726	$7,531

Operating earnings (loss):
DIS business	$2,201	$1,298	$1,235
All other operating segments	39	42	47
General corporate activities	(269)	(109)	(181)
Total operating income	1,971	1,231	1,101
Non-operating expenses, net	(87)	(155)	(175)
Income from continuing operations before income taxes and equity in earnings of equity method investees	1,884	1,076	926
Income tax expense	(460)	(247)	(182)
Equity in earnings of equity method investees, net of taxes	75	57	44
Income from continuing operations	1,499	886	788
Income from discontinued operations, net of taxes	—	20	—
Net income	1,499	906	788
Less: Net income attributable to noncontrolling interests	68	48	52
Net income attributable to Quest Diagnostics	$1,431	$858	$736

    Depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018

DIS business	$249	$226	$213
All other operating segments	8	6	6
General corporate	104	97	90
Total depreciation and amortization	$361	$329	$309

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Capital expenditures for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018

DIS business	$394	$373	$330
All other operating segments	15	20	16
General corporate	9	7	37
Total capital expenditures	$418	$400	$383

    Net revenues by major service for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018

Routine clinical testing services	$3,836	$4,206	$4,217
COVID-19 testing services	2,723	—	—
Gene-based and esoteric (including advanced diagnostics) testing services	2,098	2,620	2,409
Anatomic pathology testing services	482	579	578
All other	298	321	327
Total net revenues	$9,437	$7,726	$7,531

20.    RELATED PARTIES

    The Company's equity method investees primarily consist of its clinical trials central laboratory services joint venture and its diagnostic information services joint ventures, which are accounted for under the equity method of accounting. During the years ended December 31, 2020, 2019 and 2018, the Company recognized net revenues of $34 million, $35 million, and $36 million, respectively, associated with diagnostic information services provided to its equity method investees. As of December 31, 2020 and 2019, there was $3 million and $4 million, respectively, of accounts receivable from equity method investees related to such services. During the years ended December 31, 2020 and 2019, the Company recognized net revenues of $3 million and $8 million, respectively, associated with diagnostic information services provided to a noncontrolling interest partner in a joint venture. As of December 31, 2019, there was $4 million of receivables from the noncontrolling interest partner included in accounts receivable and other assets in the consolidated balance sheet related to such services.

    During the years ended December 31, 2020, 2019 and 2018, the Company recognized income of $16 million, $15 million and $15 million, respectively, associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. As of December 31, 2020 and 2019, there was $3 million and $1 million, respectively, of other receivables from equity method investees included in prepaid expenses and other current assets in the consolidated balance sheet related to these service agreements and other transition related items. In addition, accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2020 and 2019 included $1 million and $2 million, respectively, due to equity method investees.

    During the years ended December 31, 2020, 2019 and 2018, the Company received dividends from its equity method investees of $54 million, $48 million, and $74 million, respectively.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited)
(in millions, except per share data)

2020 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(b)	(c)	(d)	(e)	(f)
Net revenues	$1,822	$1,827	$2,786	$3,002	$9,437
Gross profit	552	606	1,206	1,269	3,633

Income from continuing operations	106	193	591	609	1,499
Income from discontinued operations, net of taxes	—	—	—	—	—
Net income	106	193	591	609	1,499
Less: Net income attributable to noncontrolling interests	7	8	23	30	68
Net income attributable to Quest Diagnostics	$99	$185	$568	$579	$1,431

Earnings per share attributable to Quest Diagnostics' common stockholders - basic:
Income from continuing operations	$0.74	$1.38	$4.20	$4.28	$10.62
Income from discontinued operations	—	—	—	—	—
Net income	$0.74	$1.38	$4.20	$4.28	$10.62

Earnings per share attributable to Quest Diagnostics' common stockholders - diluted:
Income from continuing operations	$0.73	$1.36	$4.14	$4.21	$10.47
Income from discontinued operations	—	—	—	—	—
Net income	$0.73	$1.36	$4.14	$4.21	$10.47

2019 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(g)	(h)	(i)	(j)
Net revenues	$1,891	$1,953	$1,956	$1,926	$7,726
Gross profit	647	688	692	662	2,689

Income from continuing operations	176	219	226	265	886
Income from discontinued operations, net of taxes	—	20	—	—	20
Net income	176	239	226	265	906
Less: Net income attributable to noncontrolling interests	12	13	11	12	48
Net income attributable to Quest Diagnostics	$164	$226	$215	$253	$858

Earnings per share attributable to Quest Diagnostics' common stockholders - basic:
Income from continuing operations	$1.22	$1.52	$1.59	$1.88	$6.21
Income from discontinued operations	—	0.15	—	—	0.15
Net income	$1.22	$1.67	$1.59	$1.88	$6.36

Earnings per share attributable to Quest Diagnostics' common stockholders - diluted:
Income from continuing operations	$1.20	$1.51	$1.56	$1.86	$6.13
Income from discontinued operations	—	0.15	—	—	0.15
Net income	$1.20	$1.66	$1.56	$1.86	$6.28

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited)
(in millions, except per share data)

(a)During the third quarter of 2006, the Company completed the wind down of Nichols Institute Diagnostics ("NID"), a test kit manufacturing subsidiary. As a result, NID was classified as discontinued operations through 2019, at which point certain income tax contingencies related to NID were resolved (see Note 21 to the audited consolidated financial statements).

(b)Included pre-tax amortization expense of $28 million ($25 million in amortization of intangible assets and $3 million in equity in earnings of equity method investees, net of taxes); pre-tax charges of $16 million ($7 million in cost of services and $9 million in selling, general and administrative expenses), primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating the Company; and pre-tax charges of $9 million ($1 million in cost of services, $3 million in selling, general and administrative expenses and $5 million in other operating expense (income), net), associated with certain costs incurred as a result of the COVID-19 pandemic and resulting impact on the economy including incremental costs incurred primarily to protect the health and safety of the Company's employees and customers and to transition certain employees to a remote work environment, and certain asset impairment charges; partially offset by excess tax benefits associated with stock-based compensation arrangements of $8 million recorded in income tax expense.

(c)Included pre-tax amortization expense of $28 million ($25 million in amortization of intangible assets and $3 million in equity in earnings of equity method investees, net of taxes); and pre-tax charges of $9 million ($3 million in cost of services and $6 million in selling, general and administrative expenses), representing costs primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating the Company; partially offset by a pre-tax gain of $26 million (charges of $34 million in cost of services and $5 million in selling, general and administrative expenses, offset by a $62 million gain in other operating expense (income), net, and a $3 million gain in equity in earnings of equity method investees, net of taxes), representing certain items resulting from the COVID-19 pandemic, including expense associated with a payment to eligible employees to help offset expenses they incurred as a result of COVID-19, incremental costs incurred primarily to protect the health and safety of the Company's employees and customers, and certain impairment charges, which were more than offset by $65 million of income recognized attributable to the receipt of the initial tranche of funds from the government that were appropriated to healthcare providers under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"); and excess tax benefits associated with stock-based compensation arrangements of $4 million recorded in income tax expense.

(d)Included net pre-tax charges of $69 million (charges of $3 million in cost of services, $65 million in other operating expense (income), net, and $1 million in equity in earnings of equity method investees, net of taxes), representing the impact of certain items resulting from the COVID-19 pandemic, including incremental costs incurred primarily to protect the health and safety of the Company's employees and customers and the reversal of $65 million of income previously recognized during the second quarter of 2020 attributable to the receipt of funds from the government that were appropriated to healthcare providers under the CARES Act; pre-tax amortization expense of $30 million ($27 million in amortization of intangible assets and $3 million in equity in earnings of equity method investees, net of taxes); and pre-tax charges of $18 million ($11 million in cost of services and $7 million in selling, general and administrative expenses), representing costs primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating the Company; partially offset by a pre-tax gain of $70 million recognized in other income (expense), net upon the acquisition of the remaining 56% interest in Mid America Clinical Laboratories, LLC as a result of the remeasurement of the Company's previously held equity interest to fair value; and excess tax benefits associated with stock-based compensation arrangements of $3 million recorded in income tax expense.

(e)Included pre-tax amortization expense of $28 million ($26 million in amortization of intangible assets and $2 million in equity in earnings of equity method investees, net of taxes); pre-tax charges of $20 million (charges of $19 million in cost of services, $2 million in selling, general and administrative expenses and $1 million in other operating expense (income), net, partially offset by a $2 million gain in equity in earnings of equity method investees, net of taxes), representing the impact of certain items resulting from the COVID-19 pandemic, principally including expense associated with payments to eligible employees to help offset expenses they incurred as a result of COVID-19 and incremental costs incurred primarily to protect the health and safety of the Company's employees and customers; and pre-tax charges of $15 million ($6 million in cost of services and $9 million in selling, general and administrative expenses), primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating the Company; partially offset by a pre-tax gain of $2 million ($2 million of charges in selling, general and administrative expenses and a $10 million loss in other income (expense), net, offset by a $14 million gain in equity in earnings of equity method investees, net of taxes) related to costs associated with Quest for Health Equity (the Company's recently announced initiative with the Quest

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited)
(in millions, except per share data)

Diagnostics Foundation to reduce health disparities in underserved communities) and a loss on retirement of debt, which were more than offset by a gain recognized by an equity method investee to adjust certain of its investments to fair value; and excess tax benefits associated with stock-based compensation arrangements of $8 million recorded in income tax expense. In the fourth quarter of 2020, the Company returned the funds received from the government that were appropriated to healthcare providers under the CARES Act.

(f)The sum of basic and diluted earnings per share attributable to Quest Diagnostics' common stockholders for the four quarters of 2020 did not equal the totals for the year ended December 31, 2020 due to quarterly fluctuations in the Company's earnings and weighted average common shares outstanding throughout the period primarily due to the impact of the COVID-19 pandemic on the Company's results and the temporary suspension of repurchases under the Company's share repurchase program.

(g)Included pre-tax amortization expense of $29 million ($24 million in amortization of intangible assets and $5 million in equity in earnings of equity method investees, net of taxes); pre-tax charges of $22 million ($11 million in cost of services and $11 million in selling, general and administrative expenses), primarily associated with system conversions and integration incurred in connection with further restructuring and integrating the Company; a pre-tax gain of $8 million ($1 million charge in selling, general and administrative expenses offset by a $9 million gain in other operating expense (income), net), due to non-cash asset impairment charges, which were more than offset by a gain associated with proceeds from an insurance claim for hurricane related losses; and excess tax benefits associated with stock-based compensation arrangements of $3 million recorded in income tax expense.

(h)Included pre-tax amortization expense of $30 million ($25 million in amortization of intangible assets and $5 million in equity in earnings of equity method investees, net of taxes); pre-tax charges of $26 million ($11 million in cost of services and $15 million in selling, general and administrative expenses), primarily associated with system conversions and integration incurred in connection with further restructuring and integrating the Company; a pre-tax gain of $6 million in other operating expense (income), net, primarily due to a gain associated with the decrease in the fair value of the contingent consideration accrual associated with a previous acquisition; and excess tax benefits associated with stock-based compensation arrangements of $5 million recorded in income tax expense. Income from discontinued operations, net of taxes includes discrete tax benefits of $20 million associated with the favorable resolution of certain tax contingencies related to NID.

(i)Included pre-tax amortization expense of $25 million ($23 million in amortization of intangible assets and $2 million in equity in earnings of equity method investees, net of taxes); pre-tax charges of $16 million ($7 million in cost of services and $9 million in selling, general and administrative expenses), primarily associated with system conversions and integration incurred in connection with further restructuring and integrating the Company; a pre-tax gain of $3 million ($4 million charge in selling, general and administrative expenses, offset by a $7 million gain in other operating expense (income), net), consisting of costs incurred related to the AMCA Data Security Incident, which were more than offset by a gain associated with the decrease in the fair value of the contingent consideration accrual associated with a previous acquisition; and excess tax benefits associated with stock-based compensation arrangements of $3 million recorded in income tax expense.

(j)Includes a pre-tax gain of $72 million ($1 million charge in selling, general and administrative expenses, offset by a $73 million gain in other operating expense (income), net), primarily associated with the sale and leaseback of a property; pre-tax amortization expense of $27 million ($24 million in amortization of intangible assets and $3 million in equity in earnings of equity method investees, net of taxes); pre-tax charges of $14 million ($6 million in cost of services and $8 million in selling, general and administrative expenses), primarily associated with system conversions and integration incurred in connection with further restructuring and integrating the Company; and excess tax benefits associated with stock-based compensation arrangements of $2 million recorded in income tax expense.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
(in millions)

	Balance at Beginning of Year	Provision for Credit Losses	Net Deductions and Other		Balance at End of Year
2020
Allowance for credit losses	$15	$19	$6	(a)	$28

2019
Doubtful accounts and allowances	$15	$11	$11	(a)	$15

2018
Doubtful accounts and allowances	$13	$6	$4	(a)	$15

(a)Primarily represents the write-off of accounts receivable, net of recoveries.