Form 10-Q
period 2021-03-31
QUEST DIAGNOSTICS INC
filed 2021-04-23
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 15, 2021, there were outstanding 130,638,109 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Net revenues	$2,720	$1,822

Operating costs and expenses and other operating income:
Cost of services	1,626	1,270
Selling, general and administrative	407	347
Amortization of intangible assets	27	25
Other operating expense, net	—	5
Total operating costs and expenses, net	2,060	1,647

Operating income	660	175

Other income (expense):
Interest expense, net	(38)	(41)
Other income (expense), net	4	(16)
Total non-operating expense, net	(34)	(57)

Income before income taxes and equity in earnings of equity method investees	626	118
Income tax expense	(153)	(26)
Equity in earnings of equity method investees, net of taxes	17	14
Net income	490	106
Less: Net income attributable to noncontrolling interests	21	7
Net income attributable to Quest Diagnostics	$469	$99

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$3.52	$0.74

Diluted	$3.46	$0.73

Weighted average common shares outstanding:
Basic	133	134

Diluted	135	135

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020
Net income	$490	$106

Other comprehensive loss:
Foreign currency translation adjustment	(3)	(19)
Net change in available-for-sale debt securities, net of taxes	(7)	—
Other comprehensive loss	(10)	(19)

Comprehensive income	480	87
Less: Comprehensive income attributable to noncontrolling interests	21	7
Comprehensive income attributable to Quest Diagnostics	$459	$80

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2021 AND DECEMBER 31, 2020
(unaudited)
(in millions, except per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,230	$1,158
Accounts receivable, net of allowance for credit losses of $29 and $28 as of March 31, 2021 and December 31, 2020, respectively	1,382	1,520
Inventories	223	223
Prepaid expenses and other current assets	164	157
Total current assets	2,999	3,058
Property, plant and equipment, net	1,624	1,627
Operating lease right-of-use assets	600	604
Goodwill	6,870	6,873
Intangible assets, net	1,141	1,167
Investments in equity method investees	527	521
Other assets	170	176
Total assets	$13,931	$14,026

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,559	$1,633
Current portion of long-term debt	2	2
Current portion of long-term operating lease liabilities	146	141
Total current liabilities	1,707	1,776
Long-term debt	4,010	4,013
Long-term operating lease liabilities	503	499
Other liabilities	842	847
Commitments and contingencies
Redeemable noncontrolling interest	79	82
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both March 31, 2021 and December 31, 2020; 217 shares issued as of both March 31, 2021 and December 31, 2020	2	2
Additional paid-in capital	2,824	2,841
Retained earnings	9,690	9,303
Accumulated other comprehensive loss	(31)	(21)
Treasury stock, at cost; 86 and 84 shares as of March 31, 2021 and December 31, 2020, respectively	(5,740)	(5,366)
Total Quest Diagnostics stockholders’ equity	6,745	6,759
Noncontrolling interests	45	50
Total stockholders’ equity	6,790	6,809
Total liabilities and stockholders’ equity	$13,931	$14,026

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$490	$106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101	85
Provision for credit losses	2	7
Deferred income tax (benefit) provision	(17)	14
Stock-based compensation expense	18	14
Other, net	(2)	(2)
Changes in operating assets and liabilities:
Accounts receivable	138	85
Accounts payable and accrued expenses	(164)	(47)
Income taxes payable	163	(3)
Other assets and liabilities, net	2	(12)
Net cash provided by operating activities	731	247

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(108)
Capital expenditures	(86)	(83)
Increase in investments and other assets	(7)	(15)
Net cash used in investing activities	(93)	(206)

Cash flows from financing activities:
Repayments of debt	(1)	(801)
Purchases of treasury stock	(410)	(75)
Exercise of stock options	17	80
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(21)	(13)
Dividends paid	(75)	(71)
Distributions to noncontrolling interest partners	(29)	(7)
Other financing activities, net	(47)	(4)
Net cash used in financing activities	(566)	(891)

Net change in cash and cash equivalents and restricted cash	72	(850)
Cash and cash equivalents and restricted cash, beginning of period	1,158	1,192
Cash and cash equivalents and restricted cash, end of period	$1,230	$342

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(unaudited)
(in millions)

For the Three Months Ended March 31, 2021		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2020	133	$2	$2,841	$9,303	$(21)	$(5,366)	$50	$6,809	$82
Net income				469			17	486	4
Other comprehensive loss, net of taxes					(10)			(10)
Dividends declared				(82)				(82)
Distributions to noncontrolling interest partners							(22)	(22)	(7)
Issuance of common stock under benefit plans			(29)			34		5
Stock-based compensation expense			18					18
Exercise of stock options	1		3			14		17
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(9)			(12)		(21)
Purchases of treasury stock	(3)					(410)		(410)
Balance, March 31, 2021	131	$2	$2,824	$9,690	$(31)	$(5,740)	$45	$6,790	$79

For the Three Months Ended March 31, 2020		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2019	133	$2	$2,722	$8,174	$(39)	$(5,218)	$46	$5,687	$76
Net income				99			6	105	1
Other comprehensive loss, net of taxes					(19)			(19)
Dividends declared				(76)				(76)
Distributions to noncontrolling interest partners							(6)	(6)	(1)
Issuance of common stock under benefit plans			3			3		6
Stock-based compensation expense			14					14
Exercise of stock options	2		12			68		80
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(13)					(13)
Purchases of treasury stock	(1)					(75)		(75)
Balance, March 31, 2020	134	$2	$2,738	$8,197	$(58)	$(5,222)	$46	$5,703	$76

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The interim unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, comprehensive income, financial condition, cash flows and stockholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K. The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2020, but does not include all the disclosures required by accounting principles generally accepted in the United States (“GAAP”).

    The accounting policies of the Company are the same as those set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2020 Annual Report on Form 10-K.

    A novel strain of coronavirus (“COVID-19”) continues to spread and severely impact the economy of the United States and other countries around the world. The Company's testing volume and revenues have been materially impacted by the COVID-19 pandemic, including periods of decline in testing volume in the Company's base business (which excludes COVID-19 testing) compared to historical 2019 levels and periods of significant demand for COVID-19 testing. As a result, operating results for the three months ended March 31, 2021 may not be indicative of the results that may be expected for the full year.

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

    New Accounting Standards to be Adopted

    In March 2020, the Financial Accounting Standards Board issued a new accounting standard which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform due to the risk of cessation of the London Interbank Offered Rate ("LIBOR"). The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The pronouncement is effective immediately and can be applied through December 31, 2022. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

3.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended March 31,
	2021	2020
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$469	$99
Less: Earnings allocated to participating securities	1	—
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$468	$99

Weighted average common shares outstanding – basic	133	134
Effect of dilutive securities:
Stock options and performance share units	2	1
Weighted average common shares outstanding – diluted	135	135

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$3.52	$0.74
Diluted	$3.46	$0.73

    The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended March 31,
	2021	2020
Stock options and performance share units	1	2

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

4.     BUSINESS ACQUISITIONS

    On March 6, 2021, the Company entered into a definitive agreement to acquire the outreach laboratory services business of Mercy Health, which serves providers and patients in Arkansas, Kansas, Missouri and Oklahoma. The transaction, which is expected to close in mid-2021, remains subject to customary closing conditions.

    For details regarding the Company's 2020 acquisitions, see Note 6 to the audited consolidated financial statements in the Company's 2020 Annual Report on Form 10-K.

5.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2021	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$71	$71	$—	$—
Cash surrender value of life insurance policies	52	—	52	—
Available-for-sale debt securities	2	—	—	2
Total	$125	$71	$52	$2

Liabilities:
Deferred compensation liabilities	$132	$—	$132	$—

Redeemable noncontrolling interest	$79	$—	$—	$79

		Basis of Fair Value Measurements
December 31, 2020	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$67	$67	$—	$—
Cash surrender value of life insurance policies	50	—	50	—
Available-for-sale debt securities	12	—	—	12
Total	$129	$67	$50	$12

Liabilities:
Deferred compensation liabilities	$126	$—	$126	$—

Redeemable noncontrolling interest	$82	$—	$—	$82

    A detailed description regarding the Company's fair value measurements is contained in Note 7 to the audited consolidated financial statements in the Company's 2020 Annual Report on Form 10-K.

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

    The Company's available-for-sale debt securities are measured at fair value based on estimated future cash flows. These fair value measurements are classified within Level 3 of the fair value hierarchy as the fair value is based on significant inputs that are not observable, including cash flow projections.

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of March 31, 2021, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

    During the three months ended March 31, 2021, the Company recorded an $8 million impairment charge, which is included in equity in earnings of equity method investees, net of taxes, in order to adjust to fair value an investment that is accounted for under the equity method of accounting. Following the impairment charge, the carrying value of the investment is not material. The fair value measurement was classified within Level 3 of the fair value hierarchy as it was based on significant inputs that are not observable, including cash flow projections.

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of March 31, 2021 and December 31, 2020, the fair value of the Company’s debt was estimated at $4.4 billion and $4.6 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

6.    GOODWILL AND INTANGIBLE ASSETS

    The changes in goodwill for the three months ended March 31, 2021 and for the year ended December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Balance, beginning of period	$6,873	$6,619
Goodwill acquired during the period	—	247
Adjustments to goodwill	(3)	7
Balance, end of period	$6,870	$6,873

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Principally all of the Company’s goodwill as of March 31, 2021 and December 31, 2020 was associated with its DIS business.

    For the three months ended March 31, 2021, adjustments to goodwill primarily related to foreign currency translation. For the year ended December 31, 2020, goodwill acquired was principally associated with the acquisitions of Blueprint Genetics Oy, Memorial Hermann Diagnostic Laboratories, the outreach laboratory division of Memorial Hermann Health System; and the remaining 56% interest in Mid America Clinical Laboratories, LLC (see Note 6 to the audited consolidated financial statements in the Company's 2020 Annual Report on Form 10-K). For the year ended December 31, 2020, adjustments to goodwill primarily related to foreign currency translation.

    Intangible assets as of March 31, 2021 and December 31, 2020 consisted of the following:

	Weighted Average Amortization Period (in years)	March 31, 2021			December 31, 2020
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	17	$1,481	$(659)	$822	$1,479	$(638)	$841
Non-compete agreements	9	3	(2)	1	3	(2)	1
Technology	15	140	(68)	72	141	(65)	76
Other	5	108	(98)	10	108	(95)	13
Total	17	1,732	(827)	905	1,731	(800)	931

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$1,968	$(827)	$1,141	$1,967	$(800)	$1,167

    The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2021 is as follows:

Year Ending December 31,
Remainder of 2021	$74
2022	98
2023	96
2024	93
2025	92
2026	86
Thereafter	366
Total	$905

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

    The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges was $1 million as of both March 31, 2021 and December 31, 2020. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $1 million.

    Interest Rate Derivatives – Fair Value Hedges

    Historically, the Company has entered into various fixed-to-variable interest rate swap agreements in order to convert a portion of the Company's long-term debt into variable interest rate debt. All such fixed-to-variable interest rate swap agreements have been terminated and proceeds from the terminations have been reflected as basis adjustments to the hedged debt instruments and are being amortized as a reduction of interest expense, net over the remaining terms of such debt instruments.

    As of March 31, 2021 and December 31, 2020, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	March 31, 2021	December 31, 2020
Long-term debt	$48	$51

(a) As of both March 31, 2021 and December 31, 2020, the entire balance is associated with remaining unamortized hedging adjustments on discontinued relationships.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The following table presents the effect of fair value hedge accounting on the consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	Other income (expense), net	Other income (expense), net
Total for line item in which the effects of fair value hedges are recorded	$4	$(16)

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$—	$(69)
Derivatives designated as hedging instruments	$—	$69

    A detailed description regarding the Company's use of derivative financial instruments is contained in Note 15 to the audited consolidated financial statements in the Company's 2020 Annual Report on Form 10-K.

8.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

    Stockholders' Equity

    Changes in Accumulated Other Comprehensive Loss by Component

    Comprehensive income (loss) includes:

•Foreign currency translation adjustments;
•Net deferred gains (losses) on cash flow hedges, which represent deferred gains (losses), net of tax, on interest rate-related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 7); and
•Net changes in available-for-sale debt securities, which represent unrealized holding gains (losses), net of tax on available-for-sale debt securities.

    For the three months ended March 31, 2021 and 2020, the tax effects related to the deferred gains (losses) on cash flow hedges and net changes in available-for-sale debt securities were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

    Dividend Program

    During the first quarter of 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.62 per common share. During each of the four quarters of 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.56 per common share.

    Share Repurchase Program

    In each of February and March 2021, the Company's Board of Directors increased the size of its share repurchase program by $1 billion. As of March 31, 2021, $2.5 billion remained available under the Company’s share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the three months ended March 31, 2021, the Company repurchased 3.4 million shares of its common stock for $410 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    For the three months ended March 31, 2020, the Company repurchased 0.7 million shares of its common stock for $75 million.

    Shares Reissued from Treasury Stock

    The Company's practice has been to issue shares related to its Employee Stock Purchase Plan ("ESPP") and its stock-based compensation program from shares of its common stock held in treasury or by issuing new shares of its common stock. In January 2021, the Company began to issue shares related to its ESPP and stock-based compensation program solely from common stock held in treasury. For the three months ended March 31, 2021 and 2020, the Company reissued 0.6 million shares and 1.1 million shares, respectively from treasury stock. For details regarding the Company's stock ownership and compensation plans, see Note 17 to the audited consolidated financial statements in the Company's 2020 Annual Report on Form 10-K.

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. As of March 31, 2021 and December 31, 2020, the redeemable noncontrolling interest was presented at its fair value. For further information regarding the fair value of the redeemable noncontrolling interest, see Note 5.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

9.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Depreciation expense	$74	$60
Amortization expense	27	25
Depreciation and amortization expense	$101	$85

Interest expense	$(38)	$(42)
Interest income	—	1
Interest expense, net	$(38)	$(41)

Interest paid	$32	$48
Income taxes paid	$7	$18

Accounts payable associated with capital expenditures	$30	$11
Dividends payable	$82	$75

Businesses acquired:
Fair value of assets acquired	$—	$131
Fair value of liabilities assumed	—	(20)
Fair value of net assets acquired	—	111
Less: Cash acquired	—	3
Business acquisitions, net of cash acquired	$—	$108

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$36	$32

10.     COMMITMENTS AND CONTINGENCIES

    Letters of Credit

    The Company can issue letters of credit totaling $100 million under its $600 million secured receivables credit facility and $150 million under its $750 million senior unsecured revolving credit facility. For further discussion regarding the Company's secured receivables credit facility and senior unsecured revolving credit facility, see Note 13 to the audited consolidated financial statements in the Company's 2020 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    In support of its risk management program, to ensure the Company’s performance or payment to third parties, $70 million in letters of credit under the secured receivables credit facility were outstanding as of March 31, 2021. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

    Contingent Lease Obligations

    The Company remains subject to contingent obligations under certain real estate leases, including leases that were entered into by certain predecessor companies of a subsidiary prior to the Company's acquisition of the subsidiary. No liability has been recorded for any of these potential contingent obligations. For further details, see Note 18 to the audited consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K.

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

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of March 31, 2021, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $2 million and $1 million as of March 31, 2021 and December 31, 2020, respectively.

    Reserves for General and Professional Liability Claims

    As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $142 million and $138 million as of March 31, 2021 and December 31, 2020, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

11.    BUSINESS SEGMENT INFORMATION

    The Company's DIS business is the only reportable segment based on the manner in which the Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), assesses performance and allocates resources across the organization. The DIS business provides diagnostic information services to a broad range of customers, including patients, clinicians, hospitals, IDNs, health plans, employers, ACOs and DCEs. The Company is the world's leading provider of diagnostic information services, which includes providing information and insights based on the industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The DIS business accounted for greater than 95% of net revenues in 2021 and 2020.

    All other operating segments include the Company's DS businesses, which consist of its risk assessment services and healthcare information technology businesses. The Company's DS businesses are the leading provider of risk assessment services for the life insurance industry and offer healthcare organizations and clinicians robust information technology solutions.

    As of March 31, 2021, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

    The following table is a summary of segment information for the three months ended March 31, 2021 and 2020. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangible assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2020 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended March 31,
	2021	2020
Net revenues:
DIS business	$2,643	$1,744
All other operating segments	77	78
Total net revenues	$2,720	$1,822

Operating earnings (loss):
DIS business	$712	$205
All other operating segments	9	9
General corporate activities	(61)	(39)
Total operating income	660	175
Non-operating expense, net	(34)	(57)
Income before income taxes and equity in earnings of equity method investees	626	118
Income tax expense	(153)	(26)
Equity in earnings of equity method investees, net of taxes	17	14
Net income	490	106
Less: Net income attributable to noncontrolling interests	21	7
Net income attributable to Quest Diagnostics	$469	$99

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Net revenues by major service were as follows:

	Three Months Ended March 31,
	2021	2020

Routine clinical testing services	$1,032	$945
COVID-19 testing services	828	24
Gene-based and esoteric (including advanced diagnostics) testing services	653	641
Anatomic pathology testing services	130	134
All other	77	78
Total net revenues	$2,720	$1,822

12.    RELATED PARTIES

    The Company's equity method investees primarily consist of its clinical trials central laboratory services joint venture (see Note 14), a diagnostic information services joint venture, and an investment in a fund that purchases strategic holdings in private companies in the healthcare industry. During the three months ended March 31, 2021 and 2020, the Company recognized net revenues of $5 million and $9 million, respectively, associated with diagnostic information services provided to its equity method investees. As of March 31, 2021 and December 31, 2020, there was $5 million and $3 million, respectively, of accounts receivable from equity method investees related to such services.

    During the three months ended March 31, 2021 and 2020, the Company recognized income of $3 million and $4 million, respectively, associated with the performance of certain corporate services, including transition services, for its equity method investees, classified within selling, general and administrative expenses. As of March 31, 2021 and December 31, 2020, there was $1 million and $3 million, respectively, of other receivables from equity method investees included in prepaid expenses and other current assets related to these service agreements and other transition related items. In addition, accounts payable and accrued expenses as of both March 31, 2021 and December 31, 2020 included $1 million due to equity method investees.

    During the three months ended March 31, 2021 and 2020, the Company received dividends from its equity method investees of $16 million and $5 million, respectively.

13.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three months ended March 31, 2021 and 2020 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers (Medicare and Medicaid programs), client payers and patients.

    For further details regarding revenue recognition in the Company's DIS business, see Note 3 to the audited consolidated financial statements in the Company's 2020 Annual Report on Form 10-K.

    DS

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The Company’s DS businesses primarily satisfy their performance obligations and recognize revenues when delivery has occurred or services have been rendered.

    The approximate percentage of net revenue by type of customer was as follows:

	Three Months Ended March 31,
	2021	2020
Healthcare insurers:
Fee-for-service	38%	34%
Capitated	2	3
Total healthcare insurers	40	37
Government payers	10	14
Client payers	35	33
Patients	12	12
Total DIS	97	96
DS	3	4
Net revenues	100%	100%

    The approximate percentage of net accounts receivable by type of customer was as follows:

	March 31, 2021	December 31, 2020

Healthcare Insurers	33%	34%
Government Payers	7	6
Client Payers	43	46
Patients (including coinsurance and deductible responsibilities)	13	11
Total DIS	96	97
DS	4	3
Net accounts receivable	100%	100%

14.    SUBSEQUENT EVENTS

    On April 1, 2021, the Company sold its 40% ownership interest in Q2 Solutions® ("Q2 Solutions"), its clinical trials central laboratory services joint venture, to IQVIA Holdings, Inc. ("IQVIA"), its joint venture partner for $760 million in an all-cash transaction. Prior to the transaction, the Company accounted for its minority interest as an equity method investment. As a result of the transaction, the Company expects to record a pre-tax gain during the second quarter of 2021 of approximately $310 million.

    Under a multi-year agreement, the Company will remain the strategic preferred laboratory provider for Q2 Solutions' clients, providing a range of complementary lab testing capabilities to augment Q2 Solutions' core offerings and extend its industry leading suite of services.

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

    Revenue per requisition is impacted by various factors, including, among other items, the impact of fee schedule changes (i.e., unit price), test mix, payer mix, and the number of tests per requisition. Management uses number of requisitions and revenue per requisition data to assist with assessing the growth and performance of the business, including understanding trends affecting number of requisitions, pricing and test mix. Therefore, we believe that information related to changes in these metrics from period to period are useful information for investors as it allows them to assess the performance of the business.

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

First Quarter Highlights

	Three Months Ended March 31,
	2021	2020
	(dollars in millions, except per share data)
Net revenues	$2,720	$1,822
DIS revenues	$2,643	$1,744
Revenue per requisition change	20.5%	(1.2)%
Requisition volume change	25.6%	(2.4)%
Organic requisition volume change	21.6%	(2.7)%
DS revenues	$77	$78
Net income attributable to Quest Diagnostics	$469	$99
Diluted earnings per share	$3.46	$0.73
Net cash provided by operating activities	$731	$247

    For further discussion of the year-over-year changes for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, see Results of Operations below.

Impact of COVID - 19

    As a novel strain of coronavirus (COVID-19) continues to spread and severely impact the economy of the United States and other countries around the world, we are committed to being a part of the coordinated public and private sector response to this unprecedented challenge. We have made substantial investments to expand the amount of COVID-19 testing available to the country and are currently capable of performing approximately 300,000 COVID-19 molecular diagnostic tests per day to aid in the diagnosis of COVID-19 and approximately 350,000 COVID-19 antibody tests per day to aid in the detection of immune response. We have been effectively managing challenges in the global supply chain; and, at this point, we have sufficient supplies to conduct our business.

    During 2020 and the first quarter of 2021, our testing volume and revenues were materially impacted by the COVID-19 pandemic.

    During January and February 2020, we experienced growth in DIS revenues and volume compared to the prior year period. However, in March 2020, we experienced a material decline in testing volume due to the COVID-19 pandemic. During May and June 2020, we began to experience a recovery in base testing volume (which excludes COVID-19 testing), which continued in the second half of 2020 and the first quarter of 2021. For the first quarter of 2021, our base testing volume, excluding volume associated with recent acquisitions and recent agreements associated with our Professional Laboratory Services offerings, was 7.9% below our historical first quarter of 2019 levels. We estimate that the impact of weather negatively impacted the comparison by 1%.

    The decrease in base testing volume was driven by federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home policies, all of which have had, and may continue to have, an impact on our operating results, financial position and cash flows, including base testing volume.

    Beginning during the second quarter of 2020, we experienced growing demand for COVID-19 testing services and we expanded our capacity throughout 2020 in order to satisfy the demand, which has had a significant impact on our testing volumes. Since the fourth quarter of 2020, demand for COVID-19 testing has decreased reflecting an industry-wide trend. Compared to the fourth quarter of 2020, our net revenues associated with COVID-19 testing in the first quarter of 2021 declined by 27.9%. We expect demand for COVID-19 testing to continue to decline throughout 2021 as more people become vaccinated.

    Additionally, our revenue per requisition has been positively impacted by favorable mix, driven in large part by COVID-19 molecular testing. In April 2020 the Centers for Medicare and Medicaid Services ("CMS") announced that it would increase the reimbursement for certain COVID-19 molecular tests making use of high-throughput technologies developed by the private sector that allow for increased testing capacity, faster results, and more effective means of combating the spread of the virus to $100 per test, effective April 14, 2020. Beginning January 1, 2021, Medicare changed the base reimbursement rate for COVID-19 diagnostic tests run on high-throughput technologies to $75 per test with an additional payment of $25 per test if the laboratory (1) completes the test in two calendar days or less and (2) completes the majority of its COVID-19 tests that use high throughput technology in two calendar days or less for all of its patients in the previous month. Certain healthcare insurers have now moved to a similar reimbursement model for COVID-19 molecular tests.

    We believe the COVID-19 pandemic’s impact on our consolidated results of operations, financial position and cash flows will be primarily driven by: the severity and duration of the COVID-19 pandemic; healthcare insurer, government, and client payer reimbursement rates for COVID-19 molecular testing; the COVID-19 pandemic’s impact on the U.S. healthcare system and the U.S. economy; and the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic. We may also be impacted by changes in the severity of the COVID-19 pandemic at different times in the various cities and regions where we operate and offer services. Even after the COVID-19 pandemic has moderated and the business and social distancing restrictions have eased, we may continue to experience similar effects to our businesses, consolidated results of operations, financial position and cash flows. In the longer term, given the many challenges that hospitals will face, we may have more opportunities to partner with hospitals to help achieve their laboratory strategies, and the COVID-19 pandemic may also be a further catalyst for consolidation in the laboratory testing industry.

Agreement to Acquire the Outreach Laboratory Services Business of Mercy Health

    On March 6, 2021, we entered into a definitive agreement to acquire the outreach laboratory services business of Mercy Health, which serves providers and patients in Arkansas, Kansas, Missouri and Oklahoma. The transaction, which is expected to close in mid-2021, remains subject to customary closing conditions.

Sale of Ownership Interest in Q2 Solutions® ("Q2 Solutions") to IQVIA Holdings, Inc. ("IQVIA")

    On April 1, 2021, we sold our 40% ownership interest in Q2 Solutions, our clinical trials central laboratory services joint venture, to IQVIA, our joint venture partner for $760 million in an all-cash transaction. Prior to the transaction, we accounted for our minority interest as an equity method investment. As a result of the transaction, we expect to record a pre-tax gain during the second quarter of 2021 of approximately $310 million.

    Under a multi-year agreement, we will remain the strategic preferred laboratory provider for Q2 Solutions' clients, providing a range of complementary lab testing capabilities to augment Q2 Solutions' core offerings and extend its industry leading suite of services.

Medicare Sequestration

    In April 2021, the suspension of Medicare sequestration, which has resulted in a small benefit to us in the form of higher reimbursement rates for diagnostic testing services performed on behalf of Medicare beneficiaries, was extended through the end of 2021.

Invigorate Program

    We are engaged in a multi-year program called Invigorate, which is designed to reduce our cost structure and improve our performance. We currently aim annually to deliver savings of approximately 3% of our costs.

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

    For the three months ended March 31, 2021, we incurred $15 million of pre-tax charges under our Invigorate program primarily consisting of systems conversion and integration costs, all of which result in cash expenditures. Additional restructuring charges may be incurred in future periods as we identify additional opportunities to achieve further cost savings.

Critical Accounting Policies

    There have been no significant changes to our critical accounting policies from those disclosed in our 2020 Annual Report on Form 10-K.

Impact of New Accounting Standards

    The adoption of new accounting standards, if any, is discussed in Note 2 to the interim unaudited consolidated financial statements.

    The impact of recent accounting pronouncements not yet effective on our consolidated financial statements is also discussed in Note 2 to the interim unaudited consolidated financial statements.

Results of Operations

    The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$2,643	$1,744	$899	51.5%
DS businesses	77	78	(1)	(1.0)
Total net revenues	$2,720	$1,822	$898	49.3%

Operating costs and expenses and other operating income:
Cost of services	$1,626	$1,270	$356	28.0%
Selling, general and administrative	407	347	60	17.1
Amortization of intangible assets	27	25	2	8.2
Other operating expense, net	—	5	(5)	NM
Total operating costs and expenses, net	$2,060	$1,647	$413	25.1%

Operating income	$660	$175	$485	277.2%

Other income (expense):
Interest expense, net	$(38)	$(41)	$3	(8.1)%
Other income (expense), net	4	(16)	20	NM
Total non-operating expense, net	$(34)	$(57)	$23	NM

Income tax expense	$(153)	$(26)	$(127)	493.3%

Effective income tax rate	24.6%	22.0%

Equity in earnings of equity method investees, net of taxes	$17	$14	$3	22.3%

Net income attributable to Quest Diagnostics	$469	$99	$370	374.3%

Diluted earnings per common share attributable to Quest Diagnostics' common stockholders	$3.46	$0.73	$2.73	375.8%

NM - Not Meaningful

    The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2021	2020
Net revenues:
DIS business	97.2%	95.7%
DS businesses	2.8	4.3
Total net revenues	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	59.8%	69.7%
Selling, general and administrative	14.9	19.0
Amortization of intangible assets	1.0	1.4
Other operating expense, net	—	0.3
Total operating costs and expenses, net	75.7%	90.4%

Operating income	24.3%	9.6%

    Operating Results

    Results for the three months ended March 31, 2021 were affected by certain items that on a net basis reduced diluted earnings per share by $0.30 as follows:

•pre-tax amortization expense of $29 million ($27 million in amortization of intangible assets and $2 million in equity in earnings of equity method investees, net of taxes) or $0.16 per diluted share;
•pre-tax charges of $17 million ($7 million in cost of services and $10 million in selling, general and administrative expenses), or $0.10 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business;
•pre-tax charges of $4 million in cost of services, or $0.03 per diluted share, representing the impact of certain items resulting from the COVID-19 pandemic including incremental costs incurred primarily to protect the health and safety of our employees and customers; and
•a pre-tax non-cash impairment to the carrying value of an equity method investment of $8 million, or $0.04 per diluted share, recorded in equity in earnings of equity method investees, net of taxes; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $4 million, or $0.03 per diluted share, recorded in income tax expense.

    Results for the three months ended March 31, 2020 were affected by certain items that on a net basis reduced diluted earnings per share by $0.21 as follows:

•pre-tax amortization expense of $28 million ($25 million in amortization of intangible assets and $3 million in equity in earnings of equity method investees, net of taxes) or $0.15 per diluted share;
•pre-tax charges of $16 million ($7 million in cost of services and $9 million in selling, general and administrative expenses), or $0.09 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $9 million ($1 million in cost of services, $3 million in selling, general and administrative expenses and $5 million in other operating expense, net), or $0.03 per diluted share, representing the impact of certain items resulting from the COVID-19 pandemic including certain asset impairment charges, and incremental costs incurred primarily to protect the health and safety of our employees and customers and to transition certain employees to a remote work environment; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $8 million, or $0.06 per diluted share, recorded in income tax expense.

    Net Revenues

    Net revenues for the three months ended March 31, 2021 increased by 49.3% compared to the prior year period.

    DIS revenues for the three months ended March 31, 2021 increased by 51.5% compared to the prior year period. For the three months ended March 31, 2021:

•Organic revenue and acquisitions contributed approximately 48.5% and 3.0%, respectively, to DIS revenue growth compared to the prior year period. Organic revenue growth was driven by demand for COVID-19 molecular testing and, to a lesser extent, growth in the base business.
•Revenues in the base business (including the impact of recent acquisitions) increased by 5.1% compared to the prior year period, which was negatively impacted in March 2020 as a result of the COVID-19 pandemic. Compared to historical levels in the first quarter of 2019, revenues in the base business, excluding revenue associated with recent acquisitions and recent agreements associated with our Professional Laboratory Services offerings, decreased by 5.5%. We estimate that the impact of weather negatively impacted the comparison by 0.8%.
•DIS volume increased by 25.6% with organic volume and acquisitions contributing approximately 21.6% and 4.0%, respectively. Organic volume growth was driven by demand for COVID-19 molecular testing and, to a lesser extent, growth in the base business.
•Testing volume in the base business (including the impact of recent acquisitions) continued to recover and was up 5.0% compared to the prior year period, which was negatively impacted in March 2020 as a result of the COVID-19 pandemic. Compared to historical levels in the first quarter of 2019, testing volume in the base business, excluding volume associated with recent acquisitions and recent agreements associated with our Professional Laboratory Services offerings, decreased by 7.9%. We estimate that the impact of weather negatively impacted the comparison by 1%.
•Revenue per requisition increased by 20.5% compared to the prior year period primarily due to favorable mix, driven in large part by COVID-19 molecular testing.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    For the three months ended March 31, 2021, cost of services increased by $356 million compared to the prior year period. The increase was primarily driven by higher variable expenses related to increased testing volumes as well as test mix and a higher supply cost associated with COVID-19 testing, and, to a lesser extent, additional operating costs associated with our acquisitions.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    SG&A increased by $60 million for the three months ended March 31, 2021, compared to the prior year period, primarily driven by higher variable expenses to support our increase in testing volumes as well as higher costs associated with changes in the value of our deferred compensation obligations.

    The change in the value of our deferred compensation obligations is largely offset by gains or losses due to the changes in the value of the associated investments, which are recorded in other income (expense), net. For further details regarding our deferred compensation plans, see Note 17 to the audited consolidated financial statements in our 2020 Annual Report on Form 10-K.

    Amortization Expense

    For the three months ended March 31, 2021, amortization expense increased by $2 million compared to the prior year period as a result of recent acquisitions.

    Other operating expense, net

    Other operating expense, net includes miscellaneous income and expense items and other charges related to operating activities.

    For the three months ended March 31, 2020, other operating expense, net primarily represents certain costs incurred as a result of the COVID-19 pandemic and resulting impact on the economy including certain asset impairment charges.

    Interest Expense, Net

    Interest expense, net decreased for the three months ended March 31, 2021 compared to the prior year period, primarily driven by lower interest rates due to recent refinancing transactions, including the termination of our interest rate swap agreements in April 2020, which resulted in a deferred gain that is being amortized as a reduction of interest expense, net over the remaining term of the associated debt.

    Other Income (Expense), Net

    Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the three months ended March 31, 2021, other income (expense), net increased by $20 million compared to the prior year period primarily due to changes in the value of investments in our deferred compensation plans.

    Income Tax Expense

    Income tax expense for the three months ended March 31, 2021 and 2020 was $153 million and $26 million, respectively. The increase in income tax expense for the three months ended March 31, 2021 compared to the prior year period was primarily driven by an increase in income before income taxes and equity in earnings of equity method investees.

    For the three months ended March 31, 2021 and 2020, the effective income tax rate was 24.6% and 22.0%, respectively. The effective income tax rate benefited from $4 million and $8 million of excess tax benefits associated with stock-based compensation arrangements for the three months ended March 31, 2021 and 2020, respectively.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    Equity in earnings of equity method investees, net of taxes increased for the three months ended March 31, 2021 by $3 million compared to the prior year period primarily due to the demand for COVID-19 testing services, partially offset by an $8 million non-cash impairment to the carrying value of an equity method investment.

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

    As of March 31, 2021 and December 31, 2020, the fair value of our debt was estimated at approximately $4.4 billion and $4.6 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of March 31, 2021 and December 31, 2020, the estimated fair value exceeded the carrying value of the debt by $378 million and $597 million, respectively. A hypothetical 10% increase in interest rates (representing 23 basis points as of March 31, 2021 and 17 basis points as of December 31, 2020) would potentially reduce the estimated fair value of our debt by approximately $94 million and $82 million as of March 31, 2021 and December 31, 2020, respectively.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either commercial paper rates for highly rated issuers, or LIBOR, plus a spread. As of March 31, 2021, interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings and our leverage ratio. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates, our leverage ratio and changes in our public debt ratings. As of March 31, 2021, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or LIBOR, plus a spread of 0.825% to 0.950%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. As of March 31, 2021, there were no borrowings outstanding under either our $600 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility.

    A hypothetical 10% change to the variable rate component of our variable rate indebtedness would not materially change our annual interest expense.

    For further details regarding our outstanding debt, see Note 13 to the audited consolidated financial statements included in our 2020 Annual Report on Form 10-K. For details regarding our financial instruments and hedging activities, see Note 7 to the interim unaudited consolidated financial statements and Note 15 to the audited consolidated financial statements included in our 2020 Annual Report on Form 10-K.

    Risk Associated with Investment Portfolio

    Our investment portfolio primarily includes equity investments comprised mostly of strategic holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences and healthcare industries. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values are measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes. We regularly evaluate these equity investments to determine if there are any indicators that the investment is impaired. The carrying value of our equity investments that do not have readily determinable fair values was $25 million as of March 31, 2021.

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

    In conjunction with the preparation of our March 31, 2021 financial statements, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed. However, should the impact of the COVID-19 pandemic be worse than currently expected, it is possible that we could incur impairment charges in the future.

Liquidity and Capital Resources

	Three Months Ended March 31,		Change
	2021	2020
	(dollars in millions)
Net cash provided by operating activities	$731	$247	$484
Net cash used in investing activities	(93)	(206)	113
Net cash used in financing activities	(566)	(891)	325
Net change in cash and cash equivalents and restricted cash	$72	$(850)	$922

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments. Cash and cash equivalents as of March 31, 2021 totaled $1,230 million, compared to $1,158 million as of December 31, 2020.

    As of March 31, 2021, approximately 3% of our $1,230 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the three months ended March 31, 2021 and 2020 was $731 million and $247 million, respectively. The $484 million increase in net cash provided by operating activities for the three months ended March 31, 2021, compared to the prior year period was primarily a result of:

•higher operating income in 2021 as compared to 2020; and, to a lesser extent,
•the timing of movements in our working capital accounts; partially offset by
•higher performance-based compensation payments in 2021 compared to 2020.

    Days sales outstanding ("DSO"), a measure of billing and collection efficiency, was 46 days as of both March 31, 2021 and December 31, 2020 and 51 days as of March 31, 2020. The changes in our DSO is partially due to recent fluctuations in our monthly revenue due to the impact of the COVID-19 pandemic.

    Cash Flows from Investing Activities

    Net cash used in investing activities for the three months ended March 31, 2021 and 2020 was $93 million and $206 million, respectively. This $113 million decrease in cash used in investing activities for the three months ended March 31, 2021, compared to the prior year period was primarily a result of a $108 million decrease in net cash paid for business acquisitions.

    Cash Flows from Financing Activities

    Net cash used in financing activities for the three months ended March 31, 2021 and 2020 was $566 million and $891 million, respectively. This $325 million decrease in cash used in financing activities for the three months ended March 31, 2021, compared to the prior year period was primarily a result of:

•an $800 million decrease in repayments of debt; partially offset by
•a $335 million increase in repurchases of our common stock (see "Share Repurchase Program" for further details);
•a $63 million decrease in proceeds from the exercise of stock options, which was a result of a decrease in the volume of stock options exercised compared to the prior year; and
•a $46 million change in bank overdrafts, which are generally settled in cash the following day.

    During the three months ended March 31, 2020, we redeemed in full the outstanding indebtedness under our senior notes due January 2020 and senior notes due March 2020 using proceeds from the issuance, in December 2019, of the 2.95% senior notes due June 2030, along with cash on hand. During both the three months ended March 31, 2021 and 2020, there were no borrowings or repayments under our secured receivables credit facility or senior unsecured revolving credit facility.

    Dividend Program

    During the first quarter of 2021, our Board of Directors declared a quarterly cash dividend of $0.62 per common share. During each of the four quarters of 2020, our Board of Directors declared a quarterly cash dividend of $0.56 per common share.

    Share Repurchase Program

    In each of February and March 2021, our Board of Directors increased the size of our share repurchase program by $1 billion. As of March 31, 2021, $2.5 billion remained available under our share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the three months ended March 31, 2021, we repurchased 3.4 million shares of our common stock for $410 million.

    For the three months ended March 31, 2020, we repurchased 0.7 million shares of our common stock for $75 million.

    Equity Method Investees

    Our equity method investees primarily consist of our clinical trials central laboratory services joint venture (which we sold our ownership interest in during April 2021), a diagnostic information services joint venture, and an investment in a fund that purchases strategic holdings in private companies in the healthcare industry. Such investees are accounted for under the equity method of accounting. Our investment in equity method investees is less than 5% of our consolidated total assets. Our proportionate share of income before income taxes associated with our equity method investees is less than 5% of our consolidated income before income taxes and equity in earnings of equity method investees. We have no material unconditional obligations or guarantees to, or in support of, our equity method investees and their operations.

    In conjunction with the preparation of our March 31, 2021 financial statements, we considered whether the carrying values of our equity method investments were impaired and, during the three months ended March 31, 2021, we recorded an $8 million impairment charge for one of the investments. Should the impact of the COVID-19 pandemic be worse than currently expected, it is possible that we could incur additional impairment charges in the future.

    For further details regarding related party transactions with our equity method investees, see Note 12 to the interim unaudited consolidated financial statements and Note 20 to the audited consolidated financial statements in our 2020 Annual Report on Form 10-K.

    Requirements and Capital Resources

    We estimate that we will invest approximately $350 million to $400 million during 2021 for capital expenditures, to support and grow our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including COVID-19 testing equipment and completion of our new multi-year laboratory construction in New Jersey, and investments in our advanced diagnostics and consumer growth strategies.

    During the second quarter of 2021, we expect to launch an accelerated share repurchase in the amount of approximately $1.5 billion.

    Together with the Quest Diagnostics Foundation, during 2020 we launched a multi-year initiative to reduce health disparities in underserved communities, including those impacted by the COVID-19 pandemic. As part of this initiative, we plan to offer testing services and fund a range of initiatives estimated to total more than $100 million aimed at improving access to testing and awareness of the value of diagnostic insights in managing overall health, a significant portion of which will occur in 2021.

    As of March 31, 2021, we had $1.3 billion of borrowing capacity available under our existing credit facilities, including $530 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings under these credit facilities as of March 31, 2021. In support of our risk management program, to ensure our performance or payment to third parties, $70 million in letters of credit under the secured receivables credit facility were outstanding as of March 31, 2021. The secured receivables credit facility includes a $250 million loan commitment which matures in October 2021, and a $250 million loan commitment and a $100 million letter of credit facility which mature in October 2022. The senior unsecured revolving credit facility matures in March 2023. For further details regarding the credit facilities, see Note 13 to the audited consolidated financial statements in our 2020 Annual Report on Form 10-K.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of March 31, 2021, we were in compliance with all such applicable financial covenants.

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

    During the first quarter of 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    See Note 10 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 1A. Risk Factors

    Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020 includes a discussion of our risk factors. There have been no material changes in the risk factors described in such report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2021.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2021 – January 31, 2021
Share Repurchase Program (A)	—	$—	—	$917,139
Employee Transactions (B)	2,815	$119.45	N/A	N/A
February 1, 2021 – February 28, 2021
Share Repurchase Program (A)	1,383,227	$120.11	1,383,227	$1,751,000
Employee Transactions (B)	78,541	$121.25	N/A	N/A
March 1, 2021 – March 31, 2021
Share Repurchase Program (A)	1,994,788	$122.57	1,994,788	$2,506,502
Employee Transactions (B)	102,538	$115.42	N/A	N/A
Total
Share Repurchase Program (A)	3,378,015	$121.56	3,378,015	$2,506,502
Employee Transactions (B)	183,894	$117.97	N/A	N/A

(A)Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $11 billion of share repurchases of our common stock through March 31, 2021. The share repurchase authorization has no set expiration or termination date. In each of February and March 2021, the Company's Board of Directors increased the size of its share repurchase program by $1 billion.

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

Item 6.Exhibits

    Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

10.1	Form of Quest Diagnostics Incorporated 2021 Equity Award Agreement

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20210331.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20210331_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20210331_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20210331_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20210331_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 23, 2021
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
Chairman, Chief Executive Officer
and President

By	/s/ Mark J. Guinan
Mark J. Guinan
Executive Vice President and
Chief Financial Officer