Form 10-Q
period 2021-06-30
QUEST DIAGNOSTICS INC
filed 2021-07-23
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 15, 2021, there were outstanding 122,180,759 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION
pag

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$2,550	$1,827	$5,270	$3,649

Operating costs and expenses and other operating income:
Cost of services	1,565	1,221	3,191	2,491
Selling, general and administrative	429	360	836	707
Amortization of intangible assets	25	25	52	50
Other operating income, net	(2)	(62)	(2)	(57)
Total operating costs and expenses, net	2,017	1,544	4,077	3,191

Operating income	533	283	1,193	458

Other income (expense):
Interest expense, net	(38)	(41)	(76)	(82)
Other income (expense), net	322	13	326	(3)
Total non-operating income (expense), net	284	(28)	250	(85)

Income before income taxes and equity in earnings of equity method investees	817	255	1,443	373
Income tax expense	(177)	(66)	(330)	(92)
Equity in earnings of equity method investees, net of taxes	10	4	27	18
Net income	650	193	1,140	299
Less: Net income attributable to noncontrolling interests	19	8	40	15
Net income attributable to Quest Diagnostics	$631	$185	$1,100	$284

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$5.05	$1.38	$8.52	$2.12

Diluted	$4.96	$1.36	$8.38	$2.09

Weighted average common shares outstanding:
Basic	125	134	129	134

Diluted	127	136	131	135

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$650	$193	$1,140	$299

Other comprehensive income (loss):
Foreign currency translation adjustment	21	3	18	(16)
Net change in available-for-sale debt securities, net of taxes	—	—	(7)	—
Other comprehensive income (loss)	21	3	11	(16)

Comprehensive income	671	196	1,151	283
Less: Comprehensive income attributable to noncontrolling interests	19	8	40	15
Comprehensive income attributable to Quest Diagnostics	$652	$188	$1,111	$268

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2021 AND DECEMBER 31, 2020
(unaudited)
(in millions, except per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$560	$1,158
Accounts receivable, net of allowance for credit losses of $29 and $28 as of June 30, 2021 and December 31, 2020, respectively	1,255	1,520
Inventories	199	223
Prepaid expenses and other current assets	132	157
Total current assets	2,146	3,058
Property, plant and equipment, net	1,622	1,627
Operating lease right-of-use assets	589	604
Goodwill	7,045	6,873
Intangible assets, net	1,172	1,167
Investments in equity method investees	111	521
Other assets	176	176
Total assets	$12,861	$14,026

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,404	$1,633
Current portion of long-term debt	2	2
Current portion of long-term operating lease liabilities	145	141
Total current liabilities	1,551	1,776
Long-term debt	4,008	4,013
Long-term operating lease liabilities	492	499
Other liabilities	792	847
Commitments and contingencies
Redeemable noncontrolling interest	78	82
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both June 30, 2021 and December 31, 2020; 217 shares issued as of both June 30, 2021 and December 31, 2020	2	2
Additional paid-in capital	2,555	2,841
Retained earnings	10,246	9,303
Accumulated other comprehensive loss	(10)	(21)
Treasury stock, at cost; 95 and 84 shares as of June 30, 2021 and December 31, 2020, respectively	(6,894)	(5,366)
Total Quest Diagnostics stockholders’ equity	5,899	6,759
Noncontrolling interests	41	50
Total stockholders’ equity	5,940	6,809
Total liabilities and stockholders’ equity	$12,861	$14,026

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(unaudited)
(in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,140	$299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201	174
Provision for credit losses	2	13
Deferred income tax (benefit) provision	(89)	23
Stock-based compensation expense	39	31
Gain on disposition of investment	(314)	—
Other, net	1	3
Changes in operating assets and liabilities:
Accounts receivable	265	(75)
Accounts payable and accrued expenses	(199)	42
Income taxes payable	85	51
Termination of interest rate swap agreements	—	40
Other assets and liabilities, net	60	1
Net cash provided by operating activities	1,191	602

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(231)	(228)
Capital expenditures	(170)	(165)
Proceeds from disposition of investment	755	—
Increase in investments and other assets	(10)	(18)
Net cash provided by (used in) investing activities	344	(411)

Cash flows from financing activities:
Proceeds from borrowings	—	749
Repayments of debt	(1)	(1,001)
Purchases of treasury stock	(1,910)	(75)
Exercise of stock options	68	117
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(22)	(13)
Dividends paid	(156)	(146)
Distributions to noncontrolling interest partners	(53)	(10)
Other financing activities, net	(59)	(16)
Net cash used in financing activities	(2,133)	(395)

Net change in cash and cash equivalents and restricted cash	(598)	(204)
Cash and cash equivalents and restricted cash, beginning of period	1,158	1,192
Cash and cash equivalents and restricted cash, end of period	$560	$988

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(unaudited)
(in millions)

For the Three Months Ended June 30, 2021		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity		Redeemable Non-controlling Interest
Balance, March 31, 2021	131	$2	$2,824	$9,690	$(31)	$(5,740)	$45	$6,790		$79
Net income				631			17	648		2
Other comprehensive income, net of taxes					21			21
Dividends declared				(75)				(75)
Distributions to noncontrolling interest partners							(21)	(21)		(3)
Issuance of common stock under benefit plans			2			4		6
Stock-based compensation expense			21					21
Exercise of stock options			9			42		51
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(1)					(1)
Purchases of treasury stock	(9)		(300)			(1,200)		(1,500)
Balance, June 30, 2021	122	$2	$2,555	$10,246	$(10)	$(6,894)	$41	$5,940		$78

For the Six Months Ended June 30, 2021		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity		Redeemable Non-controlling Interest
Balance, December 31, 2020	133	$2	$2,841	$9,303	$(21)	$(5,366)	$50	$6,809	76	$82
Net income				1,100			34	1,134		6
Other comprehensive income, net of taxes					11			11
Dividends declared				(157)				(157)
Distributions to noncontrolling interest partners							(43)	(43)		(10)
Issuance of common stock under benefit plans			(27)			38		11
Stock-based compensation expense			39					39
Exercise of stock options	1		12			56		68
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)			(12)		(22)
Purchases of treasury stock	(12)		(300)			(1,610)		(1,910)
Balance, June 30, 2021	122	$2	$2,555	$10,246	$(10)	$(6,894)	$41	$5,940		$78

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, unless otherwise indicated)

1.    DESCRIPTION OF BUSINESS

    Background

    Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") empower people to take action to improve health outcomes.  The Company uses its extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management.  The Company's diagnostic information services business ("DIS") provides information and insights based on an industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The Company provides services to a broad range of customers, including patients, clinicians, hospitals, independent delivery networks ("IDNs"), health plans, employers, accountable care organizations ("ACOs"), and direct contract entities ("DCEs"). The Company offers the broadest access in the United States to diagnostic information services through its nationwide network of laboratories, patient service centers and phlebotomists in physician offices and the Company's connectivity resources, including call centers and mobile paramedics, nurses and other health and wellness professionals. The Company is the world's leading provider of diagnostic information services. The Company provides interpretive consultation with one of the largest medical and scientific staffs in the industry. The Company's Diagnostic Solutions businesses ("DS") are the leading provider of risk assessment services for the life insurance industry and offer healthcare organizations and clinicians robust information technology solutions.

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

    A novel strain of coronavirus (“COVID-19”) continues to impact the economy of the United States and other countries around the world. The Company's testing volume and revenues have been materially impacted by the COVID-19 pandemic, including periods of decline in testing volume in the Company's base business (which excludes COVID-19 testing) compared to historical 2019 levels and periods of significant demand for COVID-19 testing. As a result, operating results for the three and six months ended June 30, 2021 may not be indicative of the results that may be expected for the full year.

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

    Earnings Per Share

    The Company's unvested restricted stock units that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in the earnings allocation in computing earnings per share using the two-class method. Basic earnings per common share is calculated by dividing net income attributable to Quest Diagnostics, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding. Diluted earnings per

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

common share is calculated by dividing net income attributable to Quest Diagnostics, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of outstanding stock options and performance share units granted under the Company's Amended and Restated Employee Long-Term Incentive Plan and its Amended and Restated Non-Employee Director Long-Term Incentive Plan, as well as the dilutive effect of accelerated share repurchase agreements ("ASRs"). Earnings allocable to participating securities include the portion of dividends declared as well as the portion of undistributed earnings during the period allocable to participating securities.

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

3.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$631	$185	$1,100	$284
Less: Earnings allocated to participating securities	3	1	4	1
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$628	$184	$1,096	$283

Weighted average common shares outstanding – basic	125	134	129	134
Effect of dilutive securities:
Stock options and performance share units	2	2	2	1
Weighted average common shares outstanding – diluted	127	136	131	135

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$5.05	$1.38	$8.52	$2.12
Diluted	$4.96	$1.36	$8.38	$2.09

    The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options and performance share units	1	1	1	2

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    In April 2021, the Company entered into ASRs with several financial institutions to repurchase $1.5 billion of the Company's common stock as part of the Company's share repurchase program. See Note 9 for further details. The sum of basic and diluted earnings per share attributable to Quest Diagnostics' common stockholders for the first two quarters of 2021 did not equal the total for the six months ended June 30, 2021 due to both quarterly fluctuations in the Company's earnings and in the weighted average common shares outstanding throughout the period as a result of the impact of the ASRs.

4.     BUSINESS ACQUISITIONS

    On June 1, 2021, the Company completed the acquisition of the outreach laboratory services business of Mercy Health, which serves providers and patients in Arkansas, Kansas, Missouri and Oklahoma, in an all-cash transaction for $225 million. Based on the preliminary purchase price allocation, which may be revised as additional information becomes available during the measurement period, the assets acquired primarily consist of $54 million of customer-related intangible assets and $171 million of tax-deductible goodwill. The intangible assets are being amortized over a useful life of 15 years.

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

5.    DISPOSITION

    On April 1, 2021, the Company sold its 40% ownership interest in Q2 Solutions® ("Q2 Solutions"), its clinical trials central laboratory services joint venture, to IQVIA Holdings, Inc. ("IQVIA"), its joint venture partner, for $760 million in an all-cash transaction. The sales price is subject to customary post-closing adjustments. Prior to the transaction, the Company accounted for its minority interest as an equity method investment. As a result of the transaction, during the three months ended June 30, 2021, the Company recorded a $314 million pre-tax gain in other income (expense), net in the consolidated statement of operations based on the difference between the net sales proceeds and the carrying value of the investment, including $20 million of cumulative translation losses which were previously recorded in accumulated other comprehensive loss. During the three months ended June 30, 2021, the Company also recorded $55 million of income tax expense related to the gain, consisting of $127 million of current income tax expense, partially offset by $72 million of deferred income tax benefit.

    Under a multi-year agreement, the Company will remain the strategic preferred laboratory provider for Q2 Solutions' clients, providing a range of lab testing capabilities to augment Q2 Solutions' core offerings and extend its industry leading suite of services.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

6.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2021	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$75	$75	$—	$—
Cash surrender value of life insurance policies	55	—	55	—
Available-for-sale debt securities	1	—	—	1
Total	$131	$75	$55	$1

Liabilities:
Deferred compensation liabilities	$140	$—	$140	$—

Redeemable noncontrolling interest	$78	$—	$—	$78

		Basis of Fair Value Measurements
December 31, 2020	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$67	$67	$—	$—
Cash surrender value of life insurance policies	50	—	50	—
Available-for-sale debt securities	12	—	—	12
Total	$129	$67	$50	$12

Liabilities:
Deferred compensation liabilities	$126	$—	$126	$—

Redeemable noncontrolling interest	$82	$—	$—	$82

    A detailed description regarding the Company's fair value measurements is contained in Note 7 to the audited consolidated financial statements in the Company's 2020 Annual Report on Form 10-K.

    The Company offers certain employees the opportunity to participate in a non-qualified supplemental deferred compensation plan. A participant's deferrals, together with Company matching credits, are invested in a variety of participant-directed investment options that are classified as trading securities. The trading securities are classified within Level 1 of the fair value hierarchy because the changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held, exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation. The deferred compensation liabilities are classified within Level 2 of the fair value hierarchy because their inputs are derived principally from observable market data by correlation to the trading securities.

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

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of June 30, 2021, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

    During the six months ended June 30, 2021, the Company recorded an $8 million impairment charge, which is included in equity in earnings of equity method investees, net of taxes, in order to adjust to fair value an investment that is accounted for under the equity method of accounting. Following the impairment charge, the carrying value of the investment is not material. The fair value measurement was classified within Level 3 of the fair value hierarchy as it was based on significant inputs that are not observable, including cash flow projections.

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of June 30, 2021 and December 31, 2020, the fair value of the Company’s debt was estimated at $4.5 billion and $4.6 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

7.    GOODWILL AND INTANGIBLE ASSETS

    The changes in goodwill for the six months ended June 30, 2021 and for the year ended December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Balance, beginning of period	$6,873	$6,619
Goodwill acquired during the period	174	247
Adjustments to goodwill	(2)	7
Balance, end of period	$7,045	$6,873

    Principally all of the Company’s goodwill as of June 30, 2021 and December 31, 2020 was associated with its DIS business.

    For the six months ended June 30, 2021, goodwill acquired was principally associated with the acquisition of the outreach laboratory services business of Mercy Health, and adjustments to goodwill primarily related to foreign currency translation. For the year ended December 31, 2020, goodwill acquired was principally associated with the acquisitions of Blueprint Genetics Oy; Memorial Hermann Diagnostic Laboratories, the outreach laboratory division of Memorial Hermann Health System; and the remaining 56% interest in Mid America Clinical Laboratories, LLC (see Note 6 to the audited

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

consolidated financial statements in the Company's 2020 Annual Report on Form 10-K). For the year ended December 31, 2020, adjustments to goodwill primarily related to foreign currency translation.

    Intangible assets as of June 30, 2021 and December 31, 2020 consisted of the following:

	Weighted Average Amortization Period (in years)	June 30, 2021			December 31, 2020
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	17	$1,535	$(682)	$853	$1,479	$(638)	$841
Non-compete agreements	9	3	(2)	1	3	(2)	1
Technology	14	143	(70)	73	141	(65)	76
Other	5	108	(99)	9	108	(95)	13
Total	17	1,789	(853)	936	1,731	(800)	931

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$2,025	$(853)	$1,172	$1,967	$(800)	$1,167

    The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2021 is as follows:

Year Ending December 31,
Remainder of 2021	$52
2022	102
2023	101
2024	98
2025	96
2026	91
Thereafter	396
Total	$936

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

    The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges was $1 million as of both June 30, 2021 and December 31, 2020. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is $1 million.

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

    As of June 30, 2021 and December 31, 2020, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	June 30, 2021	December 31, 2020
Long-term debt	$45	$51

(a) As of both June 30, 2021 and December 31, 2020, the entire balance is associated with remaining unamortized hedging adjustments on discontinued relationships.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The following table presents the effect of fair value hedge accounting on the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	Other income (expense), net	Other income (expense), net	Other income (expense), net	Other income (expense), net
Total for line item in which the effects of fair value hedges are recorded	$322	$13	$326	$(3)

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$—	$1	$—	$(68)
Derivatives designated as hedging instruments	$—	$(1)	$—	$68

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
•Net deferred gains (losses) on cash flow hedges, which represent deferred gains (losses), net of tax, on interest rate-related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 8); and
•Net changes in available-for-sale debt securities, which represent unrealized holding gains (losses), net of tax on available-for-sale debt securities.

    For the three and six months ended June 30, 2021 and 2020, the tax effects related to the deferred gains (losses) on cash flow hedges and net changes in available-for-sale debt securities were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

    On April 1, 2021, the Company sold its 40% ownership interest in Q2 Solutions, its clinical trials central laboratory services joint venture, to IQVIA, its joint venture partner. As a result of the transaction, during the three months ended June 30, 2021, $20 million of cumulative translation losses were reclassified from accumulated other comprehensive loss to other income (expense), net. See Note 5 for further details.

    Dividend Program

    During the first and second quarters of 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.62 per common share. During each of the four quarters of 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.56 per common share.

    Share Repurchase Program

    In each of February 2021 and March 2021, the Company's Board of Directors increased the size of its share repurchase program by $1 billion. As of June 30, 2021, $1.3 billion remained available under the Company’s share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Share Repurchases

    For the six months ended June 30, 2021, the Company repurchased 12.5 million shares of its common stock for $1.6 billion, including 9.1 million shares repurchased under ASRs as follows.

    In April 2021, the Company entered into ASRs with several financial institutions to repurchase $1.5 billion of the Company's common stock as part of the Company's share repurchase program. Each of the ASRs was structured to permit the Company to purchase shares immediately with the final purchase price of those shares determined by the volume-weighted average price of the Company's common stock during the repurchase period, less a fixed discount and was accounted for as two transactions: (1) a treasury stock repurchase and (2) a forward contract. For the three months ended June 30, 2021, the Company paid $1.5 billion to the financial institutions and received 9.1 million shares of its common stock, at an initial price of $132.27 per share for a value of $1.2 billion, which represents 80% of the total value of shares to be repurchased under the ASRs. The ASR contracts will settle the remaining shares, based on the volume-weighted average price of the Company's common stock during the repurchase period, less a fixed discount, upon the completion of the ASRs over the third and fourth quarters of 2021. The Company recorded the transactions as an increase to treasury stock of $1.2 billion and it recorded the remaining $300 million as a decrease to additional paid-in capital in the Company’s consolidated balance sheet. The $300 million recorded in additional paid-in capital will be included in treasury stock upon completion of the ASRs.

    For the six months ended June 30, 2020, the Company repurchased 0.7 million shares of its common stock for $75 million.

    Shares Reissued from Treasury Stock

    The Company's practice has been to issue shares related to its Employee Stock Purchase Plan ("ESPP") and its stock-based compensation program from shares of its common stock held in treasury or by issuing new shares of its common stock. In January 2021, the Company began to issue shares related to its ESPP and stock-based compensation program solely from common stock held in treasury. For the six months ended June 30, 2021 and 2020, the Company reissued 1.2 million shares and 1.7 million shares, respectively from treasury stock. For details regarding the Company's stock ownership and compensation plans, see Note 17 to the audited consolidated financial statements in the Company's 2020 Annual Report on Form 10-K.

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. As of June 30, 2021 and December 31, 2020, the redeemable noncontrolling interest was presented at its fair value. For further information regarding the fair value of the redeemable noncontrolling interest, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

10.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$75	$64	$149	$124
Amortization expense	25	25	52	50
Depreciation and amortization expense	$100	$89	$201	$174

Interest expense	$(38)	$(42)	$(76)	$(84)
Interest income	—	1	—	2
Interest expense, net	$(38)	$(41)	$(76)	$(82)

Interest paid	$46	$55	$78	$103
Income taxes paid	$328	$2	$335	$20

Accounts payable associated with capital expenditures	$20	$48	$20	$48
Dividends payable	$77	$75	$77	$75

Businesses acquired:
Fair value of assets acquired	$234	$120	$234	$251
Fair value of liabilities assumed	(3)	—	(3)	(20)
Fair value of net assets acquired	231	120	231	231
Less: Cash acquired	—	—	—	3
Business acquisitions, net of cash acquired	$231	$120	$231	$228

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$33	$47	$69	$79

    In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. In April 2020, the Company received approximately $65 million of funds that were distributed to healthcare providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic under the CARES Act. The Company accounted for the receipt of the funds under a gain contingency model. Accordingly, the amount was recognized when the funds were received and the Company had determined that it satisfied the associated terms and conditions. During the three months ended June 30, 2020, based on the terms and conditions that were in effect at such time, the Company concluded that it had satisfied such terms and conditions for the $65 million of funds that were received in April 2020 and, therefore, the Company recognized such amount in other operating income, net during the second quarter of 2020. During the three months ended September 30, 2020, the Company reversed the $65 million of funds that had previously been recognized and, during the three months ended December 31, 2020, the Company returned the funds.

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

    In support of its risk management program, $70 million in letters of credit under the secured receivables credit facility were outstanding as of June 30, 2021, providing collateral for current and future automobile liability and workers’ compensation loss payments.

    Contingent Lease Obligations

    The Company remains subject to contingent obligations under certain real estate leases for which no liability has been recorded. For further details, see Note 18 to the audited consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K.

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

401(k) Plan Lawsuit

    In 2020, two putative class action lawsuits were filed in the U.S. District Court for New Jersey against the Company and other defendants with respect to the Company’s 401(k) plan. The complaint alleges, among other things, that the fiduciaries of the 401(k) plan breached their duties by failing to disclose the expenses and risks of plan investment options, allowing unreasonable administration expenses to be charged to plan participants, and selecting and retaining high cost and poor performing investments. In October 2020, the court consolidated the two lawsuits under the caption In re: Quest Diagnostics ERISA Litigation and plaintiffs filed a consolidated amended complaint. In May 2021, the court denied the Company's motion to dismiss the complaint.

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

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of June 30, 2021, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $6 million and $1 million as of June 30, 2021 and December 31, 2020, respectively.

    Reserves for General and Professional Liability Claims

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $151 million and $138 million as of June 30, 2021 and December 31, 2020, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures.

12.    BUSINESS SEGMENT INFORMATION

    The Company's DIS business is the only reportable segment based on the manner in which the Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), assesses performance and allocates resources across the organization. The DIS business provides diagnostic information services to a broad range of customers, including patients, clinicians, hospitals, IDNs, health plans, employers, ACOs and DCEs. The Company is the world's leading provider of diagnostic information services, which includes providing information and insights based on an industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The DIS business accounted for greater than 95% of net revenues in 2021 and 2020.

    All other operating segments include the Company's DS businesses, which consist of its risk assessment services and healthcare information technology businesses. The Company's DS businesses are the leading provider of risk assessment services for the life insurance industry and offer healthcare organizations and clinicians robust information technology solutions.

    As of June 30, 2021, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

    The following table is a summary of segment information for the three and six months ended June 30, 2021 and 2020. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangible assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2020 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
DIS business	$2,474	$1,764	$5,117	$3,508
All other operating segments	76	63	153	141
Total net revenues	$2,550	$1,827	$5,270	$3,649

Operating earnings (loss):
DIS business	$601	$280	$1,313	$485
All other operating segments	9	4	18	13
General corporate activities	(77)	(1)	(138)	(40)
Total operating income	533	283	1,193	458
Non-operating income (expense), net	284	(28)	250	(85)
Income before income taxes and equity in earnings of equity method investees	817	255	1,443	373
Income tax expense	(177)	(66)	(330)	(92)
Equity in earnings of equity method investees, net of taxes	10	4	27	18
Net income	650	193	1,140	299
Less: Net income attributable to noncontrolling interests	19	8	40	15
Net income attributable to Quest Diagnostics	$631	$185	$1,100	$284

    Net revenues by major service were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Routine clinical testing services	$1,150	$812	$2,182	$1,757
COVID-19 testing services	511	582	1,339	606
Gene-based and esoteric (including advanced diagnostics) testing services	673	294	1,326	935
Anatomic pathology testing services	140	76	270	210
All other	76	63	153	141
Total net revenues	$2,550	$1,827	$5,270	$3,649

13.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three and six months ended June 30, 2021 and 2020 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers (Medicare and Medicaid programs), client payers and patients.

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

    The approximate percentage of net revenue by type of customer was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Healthcare insurers:
Fee-for-service	38%	32%	38%	32%
Capitated	3	3	3	3
Total healthcare insurers	41	35	41	35
Government payers	10	12	10	13
Client payers	34	39	34	36
Patients	12	11	12	12
Total DIS	97	97	97	96
DS	3	3	3	4
Net revenues	100%	100%	100%	100%

    The approximate percentage of net accounts receivable by type of customer was as follows:

	June 30, 2021	December 31, 2020

Healthcare Insurers	31%	34%
Government Payers	6	6
Client Payers	42	46
Patients (including coinsurance and deductible responsibilities)	17	11
Total DIS	96	97
DS	4	3
Net accounts receivable	100%	100%

14.    TAXES ON INCOME

    For the three months ended June 30, 2021 and 2020, the effective income tax rate was 21.6% and 25.5%, respectively. For the three months ended June 30, 2021, the effective income tax rate benefited from a lower effective income tax rate, 17.6%, on the gain on the sale of the Company's 40% ownership interest in Q2 Solutions (see Note 5). In addition, the effective income tax rate benefited from $5 million and $4 million of excess tax benefits associated with stock-based compensation arrangements for the three months ended June 30, 2021 and 2020, respectively.

    For the six months ended June 30, 2021 and 2020, the effective income tax rate was 22.9% and 24.4%, respectively. For the six months ended June 30, 2021, the effective income tax rate benefited from a lower effective income tax rate, 17.6%, on the gain on the sale of the Company's 40% ownership interest in Q2 Solutions (see Note 5). In addition, the effective income tax rate benefited from $9 million and $12 million of excess tax benefits associated with stock-based compensation arrangements for the six months ended June 30, 2021 and 2020, respectively.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

    Diagnostic Information Services

    Quest Diagnostics empowers people to take action to improve health outcomes. We use our extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management. Our diagnostic information services business ("DIS") provides information and insights based on an industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. We provide services to a broad range of customers, including patients, clinicians, hospitals, independent delivery networks ("IDNs"), health plans, employers, accountable care organizations ("ACOs"), and direct contract entities ("DCEs"). We offer the broadest access in the United States to diagnostic information services through our nationwide network of laboratories, patient service centers and phlebotomists in physician offices and our connectivity resources, including call centers and mobile paramedics, nurses and other health and wellness professionals. We are the world's leading provider of diagnostic information services. We provide interpretive consultation with one of the largest medical and scientific staffs in the industry. Our DIS business makes up greater than 95% of our consolidated net revenues.

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

Second Quarter Highlights

	Three Months Ended June 30,
	2021	2020
	(dollars in millions, except per share data)
Net revenues	$2,550	$1,827
DIS revenues	$2,474	$1,764
Revenue per requisition change	(3.6)%	15.3%
Requisition volume change	45.2%	(17.7)%
Organic requisition volume change	40.1%	(18.2)%
DS revenues	$76	$63
Net income attributable to Quest Diagnostics	$631	$185
Diluted earnings per share	$4.96	$1.36
Net cash provided by operating activities	$460	$355

    For further discussion of the year-over-year changes for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, see Results of Operations below.

Impact of COVID - 19

    As a novel strain of coronavirus (COVID-19) continues to impact the economy of the United States and other countries around the world, we are committed to being a part of the coordinated public and private sector response to this unprecedented challenge. We have made substantial investments to expand the amount of COVID-19 testing available to the country and are currently capable of performing approximately 300,000 COVID-19 molecular diagnostic tests per day to aid in the diagnosis of COVID-19 and approximately 350,000 COVID-19 antibody tests per day to aid in the detection of immune response. We have been effectively managing challenges in the global supply chain; and, at this point, we have sufficient supplies to conduct our business.

    During 2020 and the first half of 2021, our testing volume and revenues were materially impacted by the COVID-19 pandemic.

    During January and February 2020, we experienced growth in DIS revenues and volume compared to the prior year period. However, in March 2020, we experienced a material decline in testing volume due to the COVID-19 pandemic. During May and June 2020, we began to experience a recovery in base testing volume (which excludes COVID-19 testing), which continued in the second half of 2020 and the first half of 2021 driven by people returning to the healthcare system as well as contributions from new Professional Laboratory Services offerings. For the first and second quarters of 2021, our base testing volume, excluding volume associated with recent acquisitions, was 2.8% below and 1.9% above our historical first and second quarter of 2019 levels, respectively. Recent agreements associated with our Professional Laboratory Services offerings contributed 5.2% and 5.8% volume growth compared to 2019 for the first and second quarters of 2021, respectively. Unless there is a change in the severity of the COVID-19 pandemic, we believe that there will be a continued return to healthcare throughout 2021 with, in some cases, patients pursuing care delayed during the COVID-19 pandemic.

    The decrease in base testing volume was driven by federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home policies, all of which have had, and may continue to have, an impact on our operating results, financial position and cash flows.

    Beginning during the second quarter of 2020, we experienced growing demand for COVID-19 testing services and we expanded our capacity throughout 2020 in order to satisfy the demand, which has had a significant impact on our testing volumes. Since the fourth quarter of 2020, demand for COVID-19 testing has decreased reflecting an industry-wide trend. Compared to the fourth quarter of 2020, our net revenues associated with COVID-19 testing in the first and second quarters of 2021 declined by 27.9% and 55.7%, respectively. Given the significant progress of vaccinations in the U.S., we continue to expect a decline in demand for COVID-19 molecular testing in the second half of 2021.

    Additionally, our revenue per requisition has been positively impacted by COVID-19 molecular testing. In April 2020 the Centers for Medicare and Medicaid Services ("CMS") announced that it would increase the reimbursement for certain COVID-19 molecular tests making use of high-throughput technologies developed by the private sector that allow for increased testing capacity, faster results, and more effective means of combating the spread of the virus to $100 per test, effective April 14, 2020. Beginning January 1, 2021, Medicare changed the base reimbursement rate for COVID-19 diagnostic tests run on high-throughput technologies to $75 per test with an additional payment of $25 per test if the laboratory (1) completes the test in two calendar days or less and (2) completes the majority of its COVID-19 tests that use high throughput technology in two calendar days or less for all of its patients in the previous month. Certain healthcare insurers have now moved to a similar reimbursement model for COVID-19 molecular tests.

    We believe the COVID-19 pandemic’s impact on our consolidated results of operations, financial position and cash flows will be primarily driven by: the severity and duration of the COVID-19 pandemic; healthcare insurer, government, and client payer reimbursement rates for COVID-19 molecular testing; the COVID-19 pandemic’s impact on the U.S. healthcare system and the U.S. economy; and the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic, including the impact of vaccination efforts. We may also be impacted by changes in the severity of the COVID-19 pandemic at different times in the various cities and regions where we operate and offer services. Even as the COVID-19 pandemic continues to moderate and the business and social distancing restrictions continue to ease, we may continue to experience similar effects to our businesses, consolidated results of operations, financial position and cash flows. In the longer term, given the many challenges that hospitals will face, we may have more opportunities to partner with hospitals to help achieve their laboratory strategies, and the COVID-19 pandemic may also be a further catalyst for consolidation in the laboratory testing industry.

Acquisition of the Outreach Laboratory Services Business of Mercy Health

    On June 1, 2021, we completed the acquisition of the outreach laboratory services business of Mercy Health, which serves providers and patients in Arkansas, Kansas, Missouri and Oklahoma, in an all-cash transaction for $225 million. The acquired business is included in our DIS business.

    For further details, see Note 4 to the interim unaudited consolidated financial statements.

Sale of Ownership Interest in Q2 Solutions® ("Q2 Solutions") to IQVIA Holdings, Inc. ("IQVIA")

    On April 1, 2021, we sold our 40% ownership interest in Q2 Solutions, our clinical trials central laboratory services joint venture, to IQVIA, our joint venture partner, for $760 million in an all-cash transaction. The sales price is subject to customary post-closing adjustments. Prior to the transaction, we accounted for our minority interest as an equity method investment. As a result of the transaction, during the three months ended June 30, 2021, we recorded a $314 million pre-tax gain in other income (expense), net in the consolidated statement of operations based on the difference between the net sales proceeds and the carrying value of the investment, including $20 million of cumulative translation losses which were previously recorded in accumulated other comprehensive loss. During the three months ended June 30, 2021, we also recorded $55 million of income tax expense related to the gain, consisting of $127 million of current income tax expense, partially offset by $72 million of deferred income tax benefit.

    Under a multi-year agreement, we will remain the strategic preferred laboratory provider for Q2 Solutions' clients, providing a range of lab testing capabilities to augment Q2 Solutions' core offerings and extend its industry leading suite of services.

    For further details, see Note 5 to the interim unaudited consolidated financial statements.

Accelerated Share Repurchase Agreements ("ASRs")

    In April 2021, we entered into ASRs with several financial institutions to repurchase $1.5 billion of our common stock as part of our share repurchase program. Each of the ASRs was structured to permit us to purchase shares immediately with the final purchase price of those shares determined by the volume-weighted average price of our common stock during the repurchase period, less a fixed discount. For the second quarter of 2021, we paid $1.5 billion to the financial institutions and received 9.1 million shares of our common stock, at an initial price of $132.27 per share for a value of $1.2 billion, which represents 80% of the total value of shares to be repurchased under the ASRs.

    For further details regarding the ASRs and our repurchases of our common stock, see Note 9 to the interim unaudited consolidated financial statements.

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

    For the six months ended June 30, 2021, we incurred $34 million of pre-tax charges under our Invigorate program primarily consisting of systems conversion and integration costs, all of which result in cash expenditures. Additional restructuring charges may be incurred in future periods as we identify additional opportunities to achieve further cost savings.

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

Results of Operations

    The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$2,474	$1,764	$710	40.2%	$5,117	$3,508	$1,609	45.9%
DS businesses	76	63	13	19.6	153	141	12	8.3
Total net revenues	$2,550	$1,827	$723	39.5%	$5,270	$3,649	$1,621	44.4%

Operating costs and expenses and other operating income:
Cost of services	$1,565	$1,221	$344	28.2%	$3,191	$2,491	$700	28.1%
Selling, general and administrative	429	360	69	18.9	836	707	129	18.0
Amortization of intangible assets	25	25	—	(0.6)	52	50	2	3.8
Other operating income, net	(2)	(62)	60	NM	(2)	(57)	55	NM
Total operating costs and expenses, net	$2,017	$1,544	$473	30.6%	$4,077	$3,191	$886	27.7%

Operating income	$533	$283	$250	88.4%	$1,193	$458	$735	160.5%

Other income (expense):
Interest expense, net	$(38)	$(41)	$3	(6.7)%	$(76)	$(82)	$6	(7.4)%
Other income (expense), net	322	13	309	NM	326	(3)	329	NM
Total non-operating income (expense), net	$284	$(28)	$312	NM	$250	$(85)	$335	NM

Income tax expense	$(177)	$(66)	$(111)	171.2%	$(330)	$(92)	$(238)	263.1%

Effective income tax rate	21.6%	25.5%			22.9%	24.4%

Equity in earnings of equity method investees, net of taxes	$10	$4	$6	178.4%	$27	$18	$9	56.2%

Net income attributable to Quest Diagnostics	$631	$185	$446	240.5%	$1,100	$284	$816	287.0%

Diluted earnings per common share attributable to Quest Diagnostics' common stockholders	$4.96	$1.36	$3.60	264.2%	$8.38	$2.09	$6.29	300.7%

NM - Not Meaningful

    The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
DIS business	97.0%	96.5%	97.1%	96.1%
DS businesses	3.0	3.5	2.9	3.9
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	61.4%	66.8%	60.6%	68.3%
Selling, general and administrative	16.8	19.7	15.8	19.4
Amortization of intangible assets	1.0	1.4	1.0	1.4
Other operating income, net	(0.1)	(3.4)	—	(1.6)
Total operating costs and expenses, net	79.1%	84.5%	77.4%	87.5%

Operating income	20.9%	15.5%	22.6%	12.5%

    Operating Results

    Results for the three months ended June 30, 2021 were affected by certain items that on a net basis increased diluted earnings per share by $1.78 as follows:

•a pre-tax gain recorded in other income (expense), net of $314 million, or $2.04 per diluted share, on the sale of our 40% ownership interest in Q2 Solutions; and
•excess tax benefits associated with stock-based compensation arrangements of $5 million, or $0.04 per diluted share, recorded in income tax expense; partially offset by
•pre-tax amortization expense of $25 million in amortization of intangible assets or $0.15 per diluted share;
•pre-tax charges of $21 million ($12 million in cost of services and $9 million in selling, general and administrative expenses), or $0.12 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $5 million, or $0.03 per diluted share, associated with donations, contributions and other financial support through Quest for Health Equity, our initiative with the Quest Diagnostics Foundation to reduce health disparities in underserved communities, recorded in selling, general and administrative expenses.

Results for the six months ended June 30, 2021 were affected by certain items that on a net basis increased diluted earnings per share by $1.42 as follows:

•a pre-tax gain recorded in other income (expense), net of $314 million, or $1.98 per diluted share, on the sale of our 40% ownership interest in Q2 Solutions; and
•excess tax benefits associated with stock-based compensation arrangements of $9 million, or $0.07 per diluted share, recorded in income tax expense; partially offset by
•pre-tax amortization expense of $54 million ($52 million in amortization of intangible assets and $2 million in equity in earnings of equity method investees, net of taxes) or $0.31 per diluted share;
•pre-tax charges of $38 million ($19 million in cost of services and $19 million in selling, general and administrative expenses), or $0.22 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business;
•pre-tax charges of $13 million, or $0.07 per diluted share, including $5 million associated with donations, contributions and other financial support through Quest for Health Equity recorded in selling, general and administrative expenses, and a pre-tax non-cash impairment to the carrying value of an equity method investment, recorded in equity in earnings of equity method investees, net of taxes of $8 million; and

•pre-tax charges of $4 million in cost of services, or $0.03 per diluted share, representing the impact of certain items resulting from the COVID-19 pandemic including incremental costs incurred to protect the health and safety of our employees and customers.

For both the three and six months ended June 30, 2021, diluted earnings per share benefited from the impact of the ASRs on our weighted average shares outstanding as compared to the prior year periods.

    Results for the three months ended June 30, 2020 were affected by certain items that on a net basis reduced diluted earnings per share by $0.06 as follows:

•pre-tax amortization expense of $28 million ($25 million in amortization of intangible assets and $3 million in equity in earnings of equity method investees, net of taxes) or $0.16 per diluted share; and
•pre-tax charges of $9 million ($3 million in cost of services and $6 million in selling, general and administrative expenses), or $0.06 per diluted share, representing costs primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; partially offset by
•a pre-tax net gain of $26 million (a $62 million gain in other operating income, net and a $3 million gain in equity in earnings of equity method investees, net of taxes, partially offset by $34 million of charges in cost of services and $5 million of charges in selling, general and administrative expenses), or $0.13 per diluted share, representing the impact of certain items resulting from the COVID-19 pandemic including $65 million of income recognized attributable to the receipt of the initial tranche of funds from the government that were appropriated to healthcare providers under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), partially offset by expense associated with a payment to eligible employees to help offset expenses they incurred as a result of COVID-19, certain asset impairment charges, and incremental costs incurred primarily to protect the health and safety of our employees and customers; and
•excess tax benefits associated with stock-based compensation arrangements of $4 million, or $0.03 per diluted share, recorded in income tax expense.

    Results for the six months ended June 30, 2020 were affected by certain items that on a net basis reduced diluted earnings per share by $0.27 as follows:

•pre-tax amortization expense of $56 million ($50 million in amortization of intangible assets and $6 million in equity in earnings of equity method investees, net of taxes) or $0.31 per diluted share; and
•pre-tax charges of $25 million ($10 million in cost of services and $15 million in selling, general and administrative expenses), or $0.15 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; partially offset by
•a pre-tax net gain of $17 million (a $57 million gain in other operating income, net and a $3 million gain in equity in earnings of equity method investees, net of taxes, partially offset by $35 million of charges in cost of services, and $8 million of charges in selling, general and administrative expenses), or $0.10 per diluted share, representing the impact of certain items resulting from the COVID-19 pandemic including $65 million of income recognized attributable to the receipt of the initial tranche of funds from the government that were appropriated to healthcare providers under the CARES Act, partially offset by expense associated with a payment to eligible employees to help offset expenses they incurred as a result of COVID-19, certain asset impairment charges, and incremental costs incurred primarily to protect the health and safety of our employees and customers; and
•excess tax benefits associated with stock-based compensation arrangements of $12 million, or $0.09 per diluted share, recorded in income tax expense.

For both the three and six months ended June 30, 2020, results include $65 million of income recognized attributable to the receipt of the initial tranche of funds from the government that were appropriated to healthcare providers under the CARES Act. During the three months ended September 30, 2020, we reversed the $65 million of income and the funds were returned during the three months ended December 31, 2020.

    Net Revenues

    Net revenues for the three months ended June 30, 2021 increased by 39.5% compared to the prior year period.

    DIS revenues for the three months ended June 30, 2021 increased by 40.2% compared to the prior year period. For the three months ended June 30, 2021:

•Organic revenue and acquisitions contributed approximately 37.6% and 2.6%, respectively, to DIS revenue growth compared to the prior year period. Organic revenue growth was driven by growth in the base business, partially offset by a decrease in COVID-19 antibody testing.
•Revenues in the base business (including the impact of recent acquisitions) increased by 66.1% compared to the prior year period, which was negatively impacted as a result of the COVID-19 pandemic. Compared to historical levels in the second quarter of 2019, revenues in the base business, excluding revenue associated with recent acquisitions, increased by 1.4%. Recent agreements associated with our Professional Laboratory Services offerings contributed 2.1% revenue growth compared to 2019.
•DIS volume increased by 45.2% with organic volume and acquisitions contributing approximately 40.1% and 5.1%, respectively. Organic volume growth was driven by growth in the base business, partially offset by a decrease in volume associated with COVID-19 antibody testing.
•Testing volume in the base business (including the impact of recent acquisitions) continued to recover and was up 60.7% compared to the prior year period, which was negatively impacted as a result of the COVID-19 pandemic. Compared to historical levels in the second quarter of 2019, testing volume in the base business, excluding volume associated with recent acquisitions, increased 1.9%. Recent agreements associated with our Professional Laboratory Services offerings contributed 5.8% volume growth compared to 2019.
•Revenue per requisition decreased by 3.6% compared to the prior year period primarily due to growth in our Professional Laboratory Services engagements, which carry a lower revenue per requisition than the average for the remainder of the DIS business, and due to the impact of recent acquisitions.

    Net revenues for the six months ended June 30, 2021 increased by 44.4% compared to the prior year period.

    DIS revenues for the six months ended June 30, 2021 increased by 45.9% compared to the prior year period. For the six months ended June 30, 2021:

•Organic revenue and acquisitions contributed approximately 43.0% and 2.9%, respectively, to DIS revenue growth compared to the prior year period. Organic revenue growth was driven by growth in the base business and demand for COVID-19 molecular testing.
•Revenues in the base business (including the impact of recent acquisitions) increased by 30.2% compared to the prior year period, which was negatively impacted as a result of the COVID-19 pandemic. Compared to historical levels in the first half of 2019, revenues in the base business, excluding revenue associated with recent acquisitions, decreased by 0.7%. Recent agreements associated with our Professional Laboratory Services offerings contributed 2.3% revenue growth compared to 2019.
•DIS volume increased by 34.7% with organic volume and acquisitions contributing approximately 30.0% and 4.7%, respectively. Organic volume growth was driven by growth in the base business and, to a lesser extent, demand for COVID-19 molecular testing.
•Testing volume in the base business (including the impact of recent acquisitions) continued to recover and was up 28.0% compared to the prior year period, which was negatively impacted as a result of the COVID-19 pandemic. Compared to historical levels in the first half of 2019, testing volume in the base business, excluding volume associated with recent acquisitions, decreased by 0.4%. Recent agreements associated with our Professional Laboratory Services offerings contributed 5.5% volume growth compared to 2019.
•Revenue per requisition increased by 8.1% compared to the prior year period driven in large part by COVID-19 molecular testing, partially offset by growth in our Professional Laboratory Services engagements, which carry a lower revenue per requisition than the average for the remainder of the DIS business.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    For the three months ended June 30, 2021, cost of services increased by $344 million compared to the prior year period. The increase was primarily driven by higher variable expenses related to increased testing volumes and, to a lesser extent, additional operating costs associated with our acquisitions, partially offset by higher incremental costs incurred in the prior year period related to the COVID-19 pandemic including expense associated with a payment to eligible employees to help offset expenses they incurred as a result of COVID-19.

    For the six months ended June 30, 2021, cost of services increased by $700 million compared to the prior year period. The increase was primarily driven by higher variable expenses related to increased testing volumes as well as test mix and a higher supply cost associated with COVID-19 testing, and, to a lesser extent, additional operating costs associated with our acquisitions.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    SG&A increased by $69 million for the three months ended June 30, 2021, compared to the prior year period, primarily driven by higher variable expenses to support our increase in testing volumes as well as higher performance-based compensation.

    SG&A increased by $129 million for the six months ended June 30, 2021, compared to the prior year period, primarily driven by higher variable expenses to support our increase in testing volumes, higher performance-based compensation, and higher costs associated with changes in the value of our deferred compensation obligations.

    The change in the value of our deferred compensation obligations is largely offset by gains or losses due to the changes in the value of the associated investments, which are recorded in other income (expense), net. For further details regarding our deferred compensation plans, see Note 17 to the audited consolidated financial statements in our 2020 Annual Report on Form 10-K.

    Amortization Expense

    For the six months ended June 30, 2021, amortization expense increased by $2 million compared to the prior year period as a result of recent acquisitions.

    Other Operating Income, Net

    Other operating income, net includes miscellaneous income and expense items and other charges related to operating activities.

    For both the three and six months ended June 30, 2020, other operating income, net primarily represents $65 million of income recognized attributable to the receipt of the initial tranche of funds from the government that were appropriated to healthcare providers under the CARES Act. During the three months ended September 30, 2020, we reversed the $65 million of income and the funds were returned during the three months ended December 31, 2020.

    Interest Expense, Net

    Interest expense, net decreased for the three months ended June 30, 2021 compared to the prior year period, primarily due to lower average outstanding indebtedness.

    Interest expense, net decreased for the six months ended June 30, 2021 compared to the prior year period, primarily driven by lower interest rates due to recent refinancing transactions, including the termination of our interest rate swap agreements in April 2020, which resulted in a deferred gain that is being amortized as a reduction of interest expense, net over the remaining term of the associated debt, combined with lower average outstanding indebtedness.

    Other Income (Expense), Net

    Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the three months ended June 30, 2021, other income (expense), net increased by $309 million compared to the prior year period primarily due to a $314 million pre-tax gain on the sale of our 40% ownership interest in Q2 Solutions, our clinical trials central laboratory services joint venture, to IQVIA, our joint venture partner, partially offset by changes in the value of investments associated with our deferred compensation plans.

    For the six months ended June 30, 2021, other income (expense), net increased by $329 million compared to the prior year period primarily due to the pre-tax gain on the sale of our 40% ownership interest in Q2 Solutions and, to a lesser extent, changes in the value of investments associated with our deferred compensation plans.

    Income Tax Expense

    Income tax expense for the three months ended June 30, 2021 and 2020 was $177 million and $66 million, respectively. The increase in income tax expense for the three months ended June 30, 2021 compared to the prior year period was primarily driven by an increase in income before income taxes and equity in earnings of equity method investees.

    For the three months ended June 30, 2021 and 2020, the effective income tax rate was 21.6% and 25.5%, respectively. For the three months ended June 30, 2021, the effective income tax rate benefited from a lower effective income tax rate, 17.6%, on the gain on the sale of our 40% ownership interest in Q2 Solutions. In addition, the effective income tax rate benefited from $5 million and $4 million of excess tax benefits associated with stock-based compensation arrangements for the three months ended June 30, 2021 and 2020, respectively.

    Income tax expense for the six months ended June 30, 2021 and 2020 was $330 million and $92 million, respectively. The increase in income tax expense for the six months ended June 30, 2021 compared to the prior year period was primarily driven by an increase in income before income taxes and equity in earnings of equity method investees.

    For the six months ended June 30, 2021 and 2020, the effective income tax rate was 22.9% and 24.4%, respectively. For the six months ended June 30, 2021, the effective income tax rate benefited from a lower effective income tax rate, 17.6%, on the gain on the sale of our 40% ownership interest in Q2 Solutions. In addition, the effective income tax rate benefited from $9 million and $12 million of excess tax benefits associated with stock-based compensation arrangements for the six months ended June 30, 2021 and 2020, respectively.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    Equity in earnings of equity method investees, net of taxes increased for the three months ended June 30, 2021 by $6 million compared to the prior year period primarily due to recovery in the base business (which excludes COVID-19 testing) of the investees, which was negatively impacted in 2020 as a result of the COVID-19 pandemic.

    Equity in earnings of equity method investees, net of taxes increased for the six months ended June 30, 2021 by $9 million compared to the prior year period primarily due to the demand for COVID-19 testing services, partially offset by an $8 million non-cash impairment to the carrying value of an equity method investment.

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

    As of June 30, 2021 and December 31, 2020, the fair value of our debt was estimated at approximately $4.5 billion and $4.6 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of June 30, 2021 and December 31, 2020, the estimated fair value exceeded the carrying value of the debt by $463 million and $597 million, respectively. A hypothetical 10% increase in interest rates (representing 21 basis points as of June 30, 2021 and 17 basis points as of December 31, 2020) would potentially reduce the estimated fair value of our debt by approximately $87 million and $82 million as of June 30, 2021 and December 31, 2020, respectively.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either commercial paper rates for highly rated issuers, or LIBOR, plus a spread. As of June 30, 2021, interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings and our leverage ratio. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates, our leverage ratio and changes in our public debt ratings. As of June 30, 2021, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or LIBOR, plus a spread of 0.825% to 0.950%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. As of June 30, 2021, there were no borrowings outstanding under either our $600 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility.

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

    Risk Associated with Investment Portfolio

    Our investment portfolio primarily includes equity investments comprised mostly of strategic holdings in privately and publicly held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences and healthcare industries. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values are measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes. We regularly evaluate these equity investments to determine if there are any indicators that the investment is impaired. The carrying value of our equity investments that do not have readily determinable fair values was $26 million as of June 30, 2021.

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

    In conjunction with the preparation of our June 30, 2021 financial statements, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

Liquidity and Capital Resources

	Six Months Ended June 30,		Change
	2021	2020
	(dollars in millions)
Net cash provided by operating activities	$1,191	$602	$589
Net cash provided by (used in) investing activities	344	(411)	755
Net cash used in financing activities	(2,133)	(395)	(1,738)
Net change in cash and cash equivalents and restricted cash	$(598)	$(204)	$(394)

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments. Cash and cash equivalents as of June 30, 2021 totaled $560 million, compared to $1,158 million as of December 31, 2020.

    As of June 30, 2021, approximately 7% of our $560 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the six months ended June 30, 2021 and 2020 was $1,191 million and $602 million, respectively. The $589 million increase in net cash provided by operating activities for the six months ended June 30, 2021, compared to the prior year period was primarily a result of:

•higher operating income in 2021 as compared to 2020; and, to a lesser extent,

•the timing of movements in our working capital accounts; partially offset by
•a $315 million increase in income tax payments due to higher operating income in 2021 as compared to 2020 combined with lower payments in the 2020 period as a result of the extension of various payment deadlines into the second half of 2020;
•higher performance-based compensation payments in 2021 compared to 2020, and
•$65 million in proceeds in the 2020 period that we received from the initial tranche of funds that were appropriated to healthcare providers under the CARES Act, which funds were returned during the fourth quarter of 2020.

    Days sales outstanding ("DSO"), a measure of billing and collection efficiency, was 46 days as of June 30, 2021, 46 days as of December 31, 2020 and 44 days as of June 30, 2020. Recent changes in our DSO is partially due to fluctuations in our monthly revenue due to the impact of the COVID-19 pandemic.

    Cash Flows from Investing Activities

    Net cash provided by (used in) investing activities for the six months ended June 30, 2021 and 2020 was $344 million and $(411) million, respectively. This $755 million change in cash provided by (used in) investing activities for the six months ended June 30, 2021, compared to the prior year period was primarily a result of net cash proceeds received from the sale of our 40% ownership interest in Q2 Solutions.

    Cash Flows from Financing Activities

    Net cash used in financing activities for the six months ended June 30, 2021 and 2020 was $2,133 million and $395 million, respectively. This $1,738 million increase in cash used in financing activities for the six months ended June 30, 2021, compared to the prior year period was primarily a result of:

•a $1,835 million increase in repurchases of our common stock (see "Share Repurchase Program" for further details); and, to a lesser extent,
•a $49 million decrease in proceeds from the exercise of stock options, which was a result of a decrease in the volume of stock options exercised compared to the prior year; and
•a $43 million increase in distributions to noncontrolling interest partners; partially offset by
•$252 million of net debt repayments (repayments of debt less proceeds from borrowings) in 2020 compared to $1 million of net debt repayments in 2021.

    During the six months ended June 30, 2021, there were no borrowings or repayments under our secured receivables credit facility or senior unsecured revolving credit facility.

    During the six months ended June 30, 2020, we completed the issuance of the 2.80% senior notes due June 2031. Additionally, during the six months ended June 30, 2020, we redeemed in full the outstanding indebtedness under our senior notes due January 2020 and senior notes due March 2020 using proceeds from the issuance, in December 2019, of the 2.95% senior notes due June 2030, along with cash on hand. During the six months ended June 30, 2020, we borrowed $100 million under our secured receivables credit facility and $100 million under our senior unsecured revolving credit facility, which were repaid prior to June 30, 2020.

    Dividend Program

    During the first and second quarters of 2021, our Board of Directors declared a quarterly cash dividend of $0.62 per common share. During each of the four quarters of 2020, our Board of Directors declared a quarterly cash dividend of $0.56 per common share.

    Share Repurchase Program

    In each of February and March 2021, our Board of Directors increased the size of our share repurchase program by $1 billion. As of June 30, 2021, $1.3 billion remained available under our share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the six months ended June 30, 2021, we repurchased 12.5 million shares of our common stock for $1.6 billion, including 9.1 million shares repurchased under ASRs. See "Second Quarter Highlights" above for further details.

    For the six months ended June 30, 2020, we repurchased 0.7 million shares of our common stock for $75 million.

    Equity Method Investees

    Our equity method investees primarily consist of a diagnostic information services joint venture and an investment in a fund that purchases strategic holdings in private companies in the healthcare industry. Such investees are accounted for under the equity method of accounting. Our investment in equity method investees is less than 5% of our consolidated total assets. Our proportionate share of income before income taxes associated with our equity method investees is less than 5% of our consolidated income before income taxes and equity in earnings of equity method investees. We have no material unconditional obligations or guarantees to, or in support of, our equity method investees and their operations.

    In conjunction with the preparation of our June 30, 2021 financial statements, we considered whether the carrying values of our equity method investments were impaired and, during the six months ended June 30, 2021, we recorded an $8 million impairment charge for one of the investments.

    For further details regarding related party transactions with our equity method investees, see Note 20 to the audited consolidated financial statements in our 2020 Annual Report on Form 10-K.

    Requirements and Capital Resources

    We estimate that we will invest approximately $400 million during 2021 for capital expenditures, to support and grow our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including COVID-19 testing equipment and completion of our new multi-year laboratory construction in New Jersey, and investments in our advanced diagnostics and consumer growth strategies.

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

    As of June 30, 2021, we had $1.3 billion of borrowing capacity available under our existing credit facilities, including $530 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings under these credit facilities as of June 30, 2021. In support of our risk management program, $70 million in letters of credit under the secured receivables credit facility were outstanding as of June 30, 2021. The secured receivables credit facility includes a $250 million loan commitment which matures in October 2021, and a $250 million loan commitment and a $100 million letter of credit facility which mature in October 2022. The senior unsecured revolving credit facility matures in March 2023. For further details regarding the credit facilities, see Note 13 to the audited consolidated financial statements in our 2020 Annual Report on Form 10-K.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of June 30, 2021, we were in compliance with all such applicable financial covenants.

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

    During the second quarter of 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    See Note 11 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the second quarter of 2021.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2021 – April 30, 2021
Share Repurchase Program (A)	9,072,352	$132.27	9,072,352	$1,306,502	(C)
Employee Transactions (B)	—	$—	N/A	N/A
May 1, 2021 – May 31, 2021
Share Repurchase Program (A)	—	$—	—	$1,306,502	(C)
Employee Transactions (B)	1,053	$138.28	N/A	N/A
June 1, 2021 – June 30, 2021
Share Repurchase Program (A)	—	$—	—	$1,306,502	(C)
Employee Transactions (B)	—	$—	N/A	N/A
Total
Share Repurchase Program (A)	9,072,352	$132.27	9,072,352	$1,306,502	(C)
Employee Transactions (B)	1,053	$138.28	N/A	N/A

(A)Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $11 billion of share repurchases of our common stock through June 30, 2021. The share repurchase authorization has no set expiration or termination date. In each of February and March 2021, the Company's Board of Directors increased the size of its share repurchase program by $1 billion.

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

(C)Does not include $300 million of the $1.5 billion second quarter 2021 payment associated with the April 2021 accelerated share repurchase agreements ("ASRs"), which represents 20% percent of the total value of shares expected to be repurchased under the ASRs over the third and fourth quarters of 2021. See Note 9 to the interim unaudited consolidated financial statements for further information regarding the ASRs.

Item 6.Exhibits

    Exhibits:

22	Subsidiary Guarantors

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

10.1	Amendment No. 8 to The Profit Sharing Plan of Quest Diagnostics Incorporated

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20210630.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20210630_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20210630_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20210630_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20210630_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
July 23, 2021
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
Chairman, Chief Executive Officer
and President

By	/s/ Mark J. Guinan
Mark J. Guinan
Executive Vice President and
Chief Financial Officer