Form 10-Q
period 2021-09-30
QUEST DIAGNOSTICS INC
filed 2021-10-22
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 15, 2021, there were outstanding 122,674,771 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$2,774	$2,786	$8,044	$6,435

Operating costs and expenses and other operating income:
Cost of services	1,670	1,580	4,861	4,071
Selling, general and administrative	427	396	1,263	1,103
Amortization of intangible assets	25	27	77	77
Other operating expense (income), net	—	65	(2)	8
Total operating costs and expenses, net	2,122	2,068	6,199	5,259

Operating income	652	718	1,845	1,176

Other income (expense):
Interest expense, net	(38)	(42)	(114)	(124)
Other income, net	40	77	366	74
Total non-operating income (expense), net	2	35	252	(50)

Income before income taxes and equity in earnings of equity method investees	654	753	2,097	1,126
Income tax expense	(153)	(177)	(483)	(269)
Equity in earnings of equity method investees, net of taxes	26	15	53	33
Net income	527	591	1,667	890
Less: Net income attributable to noncontrolling interests	22	23	62	38
Net income attributable to Quest Diagnostics	$505	$568	$1,605	$852

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$4.11	$4.20	$12.63	$6.33

Diluted	$4.02	$4.14	$12.41	$6.25

Weighted average common shares outstanding:
Basic	123	135	127	134

Diluted	125	137	129	136

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$527	$591	$1,667	$890

Other comprehensive income (loss):
Foreign currency translation adjustment	(4)	10	14	(6)
Net change in available-for-sale debt securities, net of taxes	—	—	(7)	—
Net deferred gain on cash flow hedges, net of taxes	1	3	1	3
Other comprehensive (loss) income	(3)	13	8	(3)

Comprehensive income	524	604	1,675	887
Less: Comprehensive income attributable to noncontrolling interests	22	23	62	38
Comprehensive income attributable to Quest Diagnostics	$502	$581	$1,613	$849

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2021 AND DECEMBER 31, 2020
(unaudited)
(in millions, except per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$987	$1,158
Accounts receivable, net of allowance for credit losses of $29 and $28 as of September 30, 2021 and December 31, 2020, respectively	1,473	1,520
Inventories	205	223
Prepaid expenses and other current assets	189	157
Total current assets	2,854	3,058
Property, plant and equipment, net	1,634	1,627
Operating lease right-of-use assets	596	604
Goodwill	7,057	6,873
Intangible assets, net	1,152	1,167
Investments in equity method investees	124	521
Other assets	155	176
Total assets	$13,572	$14,026

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,610	$1,633
Current portion of long-term debt	1	2
Current portion of long-term operating lease liabilities	148	141
Total current liabilities	1,759	1,776
Long-term debt	4,006	4,013
Long-term operating lease liabilities	495	499
Other liabilities	801	847
Commitments and contingencies
Redeemable noncontrolling interest	79	82
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both September 30, 2021 and December 31, 2020; 162 and 217 shares issued as of September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	1,936	2,841
Retained earnings	7,333	9,303
Accumulated other comprehensive loss	(13)	(21)
Treasury stock, at cost; 39 and 84 shares as of September 30, 2021 and December 31, 2020, respectively	(2,866)	(5,366)
Total Quest Diagnostics stockholders’ equity	6,392	6,759
Noncontrolling interests	40	50
Total stockholders’ equity	6,432	6,809
Total liabilities and stockholders’ equity	$13,572	$14,026

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,667	$890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	302	263
Provision for credit losses	3	18
Deferred income tax (benefit) provision	(87)	12
Stock-based compensation expense	60	63
Gain on disposition of joint venture	(314)	—
Other, net	(48)	(60)
Changes in operating assets and liabilities:
Accounts receivable	45	(355)
Accounts payable and accrued expenses	36	514
Income taxes payable	49	95
Termination of interest rate swap agreements	—	40
Other assets and liabilities, net	39	(16)
Net cash provided by operating activities	1,752	1,464

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(251)	(329)
Capital expenditures	(259)	(256)
Proceeds from disposition of joint venture	755	—
Decrease (increase) in investments and other assets	3	(19)
Net cash provided by (used in) investing activities	248	(604)

Cash flows from financing activities:
Proceeds from borrowings	—	749
Repayments of debt	(2)	(1,002)
Purchases of treasury stock	(1,910)	(75)
Exercise of stock options	108	144
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(22)	(13)
Dividends paid	(232)	(222)
Distributions to noncontrolling interest partners	(75)	(34)
Other financing activities, net	(38)	6
Net cash used in financing activities	(2,171)	(447)

Net change in cash and cash equivalents and restricted cash	(171)	413
Cash and cash equivalents and restricted cash, beginning of period	1,158	1,192
Cash and cash equivalents and restricted cash, end of period	$987	$1,605

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(unaudited)
(in millions)

For the Three Months Ended September 30, 2021		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity		Redeemable Non-controlling Interest
Balance, June 30, 2021	122	$2	$2,555	$10,246	$(10)	$(6,894)	$41	$5,940		$78
Net income				505			19	524		3
Other comprehensive loss, net of taxes					(3)			(3)
Dividends declared				(76)				(76)
Distributions to noncontrolling interest partners							(20)	(20)		(2)
Issuance of common stock under benefit plans			2			4		6
Stock-based compensation expense			21					21
Exercise of stock options	1		7			33		40
Retirement of treasury stock			(649)	(3,342)		3,991		—
Balance, September 30, 2021	123	$2	$1,936	$7,333	$(13)	$(2,866)	$40	$6,432		$79

For the Nine Months Ended September 30, 2021		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity		Redeemable Non-controlling Interest
Balance, December 31, 2020	133	$2	$2,841	$9,303	$(21)	$(5,366)	$50	$6,809	76	$82
Net income				1,605			53	1,658		9
Other comprehensive income, net of taxes					8			8
Dividends declared				(233)				(233)
Distributions to noncontrolling interest partners							(63)	(63)		(12)
Issuance of common stock under benefit plans			(25)			42		17
Stock-based compensation expense			60					60
Exercise of stock options	2		19			89		108
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)			(12)		(22)
Purchases of treasury stock	(12)		(300)			(1,610)		(1,910)
Retirement of treasury stock			(649)	(3,342)		3,991		—
Balance, September 30, 2021	123	$2	$1,936	$7,333	$(13)	$(2,866)	$40	$6,432		$79

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The interim unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, comprehensive income, financial condition, cash flows and stockholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K. The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2020 but does not include all the disclosures required by accounting principles generally accepted in the United States (“GAAP”).

    The accounting policies of the Company are the same as those set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2020 Annual Report on Form 10-K.

    A novel strain of coronavirus (“COVID-19”) continues to impact the economy of the United States and other countries around the world. The Company's testing volume and revenues have been materially impacted by the COVID-19 pandemic, including periods of decline in testing volume in the Company's base business (which excludes COVID-19 testing) compared to historical 2019 levels and periods of significant demand for COVID-19 testing. As a result, operating results for the three and nine months ended September 30, 2021 may not be indicative of the results that may be expected for the full year.

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

3.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$505	$568	$1,605	$852
Less: Earnings allocated to participating securities	2	2	6	3
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$503	$566	$1,599	$849

Weighted average common shares outstanding – basic	123	135	127	134
Effect of dilutive securities:
Stock options and performance share units	2	2	2	2
Weighted average common shares outstanding – diluted	125	137	129	136

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$4.11	$4.20	$12.63	$6.33
Diluted	$4.02	$4.14	$12.41	$6.25

    The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options and performance share units	—	1	—	1

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    In April 2021, the Company entered into ASRs with several financial institutions to repurchase $1.5 billion of the Company's common stock as part of the Company's share repurchase program. See Note 9 for further details. The sum of basic and diluted earnings per share attributable to Quest Diagnostics' common stockholders for the first three quarters of 2021 did not equal the total for the nine months ended September 30, 2021 due to both quarterly fluctuations in the Company's earnings and in the weighted average common shares outstanding throughout the period as a result of the impact of the ASRs.

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

5.    DISPOSITION

    On April 1, 2021, the Company sold its 40% ownership interest in Q2 Solutions® ("Q2 Solutions"), its clinical trials central laboratory services joint venture, to IQVIA Holdings, Inc. ("IQVIA"), its joint venture partner, for $760 million in an all-cash transaction. The sales price is subject to customary post-closing adjustments. Prior to the transaction, the Company accounted for its minority interest as an equity method investment. As a result of the transaction, during the nine months ended September 30, 2021, the Company recorded a $314 million pre-tax gain in other income, net in the consolidated statement of operations based on the difference between the net sales proceeds and the carrying value of the investment, including $20 million of cumulative translation losses which were previously recorded in accumulated other comprehensive loss. During the nine months ended September 30, 2021, the Company also recorded $55 million of income tax expense related to the gain, consisting of $127 million of current income tax expense, partially offset by $72 million of deferred income tax benefit.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

6.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2021	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$75	$75	$—	$—
Cash surrender value of life insurance policies	54	—	54	—
Equity investments	49	49	—	—
Available-for-sale debt securities	1	—	—	1
Total	$179	$124	$54	$1

Liabilities:
Deferred compensation liabilities	$139	$—	$139	$—

Redeemable noncontrolling interest	$79	$—	$—	$79

		Basis of Fair Value Measurements
December 31, 2020	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$67	$67	$—	$—
Cash surrender value of life insurance policies	50	—	50	—
Available-for-sale debt securities	12	—	—	12
Total	$129	$67	$50	$12

Liabilities:
Deferred compensation liabilities	$126	$—	$126	$—

Redeemable noncontrolling interest	$82	$—	$—	$82

    A detailed description regarding the Company's fair value measurements is contained in Note 7 to the audited consolidated financial statements in the Company's 2020 Annual Report on Form 10-K.

    The Company offers certain employees the opportunity to participate in a non-qualified supplemental deferred compensation plan. A participant's deferrals, together with Company matching credits, are invested in a variety of participant-directed investment options that are classified as trading securities. These trading securities are classified within Level 1 of the fair value hierarchy because the changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held, exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation. The deferred compensation liabilities are classified within Level 2 of the fair value hierarchy because their inputs are derived principally from observable market data by correlation to the trading securities.

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

    The Company's investment portfolio primarily includes equity investments comprised mostly of strategic holdings in companies concentrated in the life sciences and healthcare industries. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values are measured at fair value in prepaid expenses and other current assets in the Company's consolidated balance sheet. Equity investments that do not have readily determinable fair values (which consist of investments in preferred and common shares of private companies) are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes. During the three months ended September 30, 2021, certain of the Company's equity investments became publicly-traded and, based on the readily determinable fair values, the Company recognized gains of $42 million in other income, net in the Company's consolidated statement of operations. Such equity investments are now classified within Level 1 of the fair value hierarchy because the changes in the fair values of the securities are measured using quoted prices in active markets based on the market price per share multiplied by the number of shares held, exclusive of any transaction costs.

    The Company's available-for-sale debt securities are measured at fair value based on estimated future cash flows. These fair value measurements are classified within Level 3 of the fair value hierarchy as the fair value is based on significant inputs that are not observable, including cash flow projections.

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of September 30, 2021, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

    During the nine months ended September 30, 2021, the Company recorded an $8 million impairment charge, which is included in equity in earnings of equity method investees, net of taxes, in order to adjust to fair value an investment that is accounted for under the equity method of accounting. Following the impairment charge, the carrying value of the investment is not material. The fair value measurement was classified within Level 3 of the fair value hierarchy as it was based on significant inputs that are not observable, including cash flow projections.

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of September 30, 2021 and December 31, 2020, the fair value of the Company’s debt was estimated at $4.5 billion and $4.6 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

7.    GOODWILL AND INTANGIBLE ASSETS

    The changes in goodwill for the nine months ended September 30, 2021 and for the year ended December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Balance, beginning of period	$6,873	$6,619
Goodwill acquired during the period	188	247
Adjustments to goodwill	(4)	7
Balance, end of period	$7,057	$6,873

    Principally all of the Company’s goodwill as of September 30, 2021 and December 31, 2020 was associated with its DIS business.

    For the nine months ended September 30, 2021, goodwill acquired was principally associated with the acquisition of the outreach laboratory services businesses of Mercy Health and adjustments to goodwill primarily related to foreign currency translation. For the year ended December 31, 2020, goodwill acquired was principally associated with the acquisitions of Blueprint Genetics Oy; Memorial Hermann Diagnostic Laboratories, the outreach laboratory division of Memorial Hermann Health System; and the remaining 56% interest in Mid America Clinical Laboratories, LLC (see Note 6 to the audited consolidated financial statements in the Company's 2020 Annual Report on Form 10-K). For the year ended December 31, 2020, adjustments to goodwill primarily related to foreign currency translation.

    Intangible assets as of September 30, 2021 and December 31, 2020 consisted of the following:

	Weighted Average Amortization Period (in years)	September 30, 2021			December 31, 2020
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	17	$1,541	$(704)	$837	$1,479	$(638)	$841
Non-compete agreements	9	3	(2)	1	3	(2)	1
Technology	14	142	(72)	70	141	(65)	76
Other	5	108	(100)	8	108	(95)	13
Total	17	1,794	(878)	916	1,731	(800)	931

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$2,030	$(878)	$1,152	$1,967	$(800)	$1,167

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2021 is as follows:

Year Ending December 31,
Remainder of 2021	$26
2022	102
2023	100
2024	97
2025	96
2026	90
Thereafter	405
Total	$916

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

    As of September 30, 2021 and December 31, 2020, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	September 30, 2021	December 31, 2020
Long-term debt	$41	$51

(a) As of both September 30, 2021 and December 31, 2020, the entire balance is associated with remaining unamortized hedging adjustments on discontinued relationships.

    The following table presents the effect of fair value hedge accounting on the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	Other income, net	Other income, net	Other income, net	Other income, net
Total for line item in which the effects of fair value hedges are recorded	$40	$77	$366	$74

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$—	$—	$—	$(68)
Derivatives designated as hedging instruments	$—	$—	$—	$68

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

    For the three and nine months ended September 30, 2021 and 2020, the tax effects related to the deferred gains (losses) on cash flow hedges and net changes in available-for-sale debt securities were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

    On April 1, 2021, the Company sold its 40% ownership interest in Q2 Solutions, its clinical trials central laboratory services joint venture, to IQVIA, its joint venture partner. As a result of the transaction, during the nine months ended September 30, 2021, $20 million of cumulative translation losses were reclassified from accumulated other comprehensive loss to other income, net. See Note 5 for further details.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Dividend Program

    During each of the first three quarters of 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.62 per common share. During each of the four quarters of 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.56 per common share.

    Share Repurchase Program

    In each of February 2021 and March 2021, the Company's Board of Directors increased the size of its share repurchase program by $1 billion. As of September 30, 2021, $1.3 billion remained available under the Company’s share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the nine months ended September 30, 2021, the Company repurchased 12.5 million shares of its common stock for a value of $1.6 billion, including 9.1 million shares repurchased under ASRs.

    The repurchases under the ASRs were initiated in April 2021 with the Company's entry into ASRs with several financial institutions to repurchase $1.5 billion of the Company's common stock as part of the Company's share repurchase program. Each of the ASRs was structured to permit the Company to purchase shares immediately with the final purchase price of those shares determined by the volume-weighted average price of the Company's common stock during the repurchase period, less a fixed discount and was accounted for as two transactions: (1) a treasury stock repurchase and (2) a forward contract. For the nine months ended September 30, 2021, the Company paid $1.5 billion to the financial institutions and received 9.1 million shares of its common stock, at an initial price of $132.27 per share for a value of $1.2 billion, which represents 80% of the total value of shares to be repurchased under the ASRs. The ASR contracts will settle the remaining shares, based on the volume-weighted average price of the Company's common stock during the repurchase period, less a fixed discount, upon the completion of the ASRs during the fourth quarter of 2021. The Company recorded the transactions as an increase to treasury stock of $1.2 billion and it recorded the remaining $300 million as a decrease to additional paid-in capital in the Company’s consolidated balance sheet. The $300 million recorded in additional paid-in capital will be included in treasury stock upon completion of the ASRs.

    For the nine months ended September 30, 2020, the Company repurchased 0.7 million shares of its common stock for $75 million.

    Shares Reissued from Treasury Stock

    The Company's practice has been to issue shares related to its Employee Stock Purchase Plan ("ESPP") and its stock-based compensation program from shares of its common stock held in treasury or by issuing new shares of its common stock. In January 2021, the Company began to issue shares related to its ESPP and stock-based compensation program solely from common stock held in treasury. For the nine months ended September 30, 2021 and 2020, the Company reissued 1.7 million shares and 2.1 million shares, respectively from treasury stock. For details regarding the Company's stock ownership and compensation plans, see Note 17 to the audited consolidated financial statements in the Company's 2020 Annual Report on Form 10-K.

    Treasury Stock Retirement

    During the three months ended September 30, 2021, the Company retired 55 million shares of treasury stock. In accordance with the Company's policy, the amount paid to repurchase the shares in excess of par value was allocated between retained earnings and additional paid-in capital based on a pro-rata allocation of additional paid-in capital at the time of the share retirement.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. As of September 30, 2021 and December 31, 2020, the redeemable noncontrolling interest was presented at its fair value. For further information regarding the fair value of the redeemable noncontrolling interest, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

10.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$76	$62	$225	$186
Amortization expense	25	27	77	77
Depreciation and amortization expense	$101	$89	$302	$263

Interest expense	$(38)	$(42)	$(114)	$(126)
Interest income	—	—	—	2
Interest expense, net	$(38)	$(42)	$(114)	$(124)

Interest paid	$33	$33	$111	$136
Income taxes paid	$187	$148	$522	$168

Accounts payable associated with capital expenditures	$24	$55	$24	$55
Dividends payable	$77	$76	$77	$76

Businesses acquired:
Fair value of assets acquired	$20	$126	$254	$377
Fair value of liabilities assumed	—	(9)	(3)	(29)
Fair value of net assets acquired	20	117	251	348
Merger consideration receivable/payable	—	2	—	2
Cash paid for business acquisitions	20	119	251	350
Less: Cash acquired	—	18	—	21
Business acquisitions, net of cash acquired	$20	$101	$251	$329

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$46	$40	$115	$119

    In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. In April 2020 and August 2020, the Company received approximately $65 million and $73 million, respectively, of funds that were distributed to healthcare providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic under the CARES Act. The Company accounted for the receipt of the funds under a gain contingency model. Accordingly, the amounts were recognized when the funds were received and the Company determined that it satisfied the associated terms and conditions. During the three months ended June 30, 2020, based on the terms and conditions that were in effect at such time, the Company concluded that it had satisfied such terms and conditions for the $65 million of funds that were received in April 2020 and, therefore, the Company recognized such amount in other operating expense (income), net during the second quarter of 2020. During the three months ended September 30, 2020, the Company reversed the $65 million of funds that had previously been recognized and, during the three months ended December 31, 2020, the Company returned the entire $138 million of funds.

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

    In support of its risk management program, $70 million in letters of credit under the secured receivables credit facility were outstanding as of September 30, 2021, providing collateral for current and future automobile liability and workers’ compensation loss payments.

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

    The federal or state governments may bring claims based on the Company's current practices, which it believes are lawful. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers. The Company is aware of lawsuits, and from time to time has received subpoenas, related to billing or other practices based on the False Claims Act or other federal and state statutes, regulations or other laws. The Company understands that there may be other pending qui tam claims brought by former employees or other "whistle blowers" as to which the Company cannot determine the extent of any potential liability.

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

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of September 30, 2021, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $6 million and $1 million as of September 30, 2021 and December 31, 2020, respectively.

    Reserves for General and Professional Liability Claims

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $153 million and $138 million as of September 30, 2021 and December 31, 2020, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures.

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

    As of September 30, 2021, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

    The following table is a summary of segment information for the three and nine months ended September 30, 2021 and 2020. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangible assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2020 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues:
DIS business	$2,703	$2,709	$7,820	$6,217
All other operating segments	71	77	224	218
Total net revenues	$2,774	$2,786	$8,044	$6,435

Operating earnings (loss):
DIS business	$713	$840	$2,026	$1,325
All other operating segments	8	16	26	29
General corporate activities	(69)	(138)	(207)	(178)
Total operating income	652	718	1,845	1,176
Non-operating income (expense), net	2	35	252	(50)
Income before income taxes and equity in earnings of equity method investees	654	753	2,097	1,126
Income tax expense	(153)	(177)	(483)	(269)
Equity in earnings of equity method investees, net of taxes	26	15	53	33
Net income	527	591	1,667	890
Less: Net income attributable to noncontrolling interests	22	23	62	38
Net income attributable to Quest Diagnostics	$505	$568	$1,605	$852

    Net revenues by major service were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Routine clinical testing services	$1,210	$1,055	$3,392	$2,812
COVID-19 testing services	709	965	2,048	1,571
Gene-based and esoteric (including advanced diagnostics) testing services	646	556	1,972	1,491
Anatomic pathology testing services	138	133	408	343
All other	71	77	224	218
Total net revenues	$2,774	$2,786	$8,044	$6,435

13.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three and nine months ended September 30, 2021 and 2020 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers (Medicare and Medicaid programs), client payers and patients.

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

    The approximate percentage of net revenue by type of customer was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Healthcare insurers:
Fee-for-service	41%	33%	39%	33%
Capitated	2	2	3	3
Total healthcare insurers	43	35	42	36
Government payers	10	10	10	12
Client payers	31	40	33	37
Patients	13	12	12	12
Total DIS	97	97	97	97
DS	3	3	3	3
Net revenues	100%	100%	100%	100%

    The approximate percentage of net accounts receivable by type of customer was as follows:

	September 30, 2021	December 31, 2020

Healthcare Insurers	35%	34%
Government Payers	6	6
Client Payers	36	46
Patients (including coinsurance and deductible responsibilities)	20	11
Total DIS	97	97
DS	3	3
Net accounts receivable	100%	100%

14.    TAXES ON INCOME

    For the three months ended September 30, 2021 and 2020, the effective income tax rate was 23.4% and 23.7%, respectively. The effective income tax rate for the three months ended September 30, 2021, benefited from a $6 million income tax benefit associated with changes in reserves for uncertain tax positions, and $6 million of excess tax benefits associated with stock-based compensation. The effective income tax rate for the three months ended September 30, 2020, benefited from a lower effective income tax rate, 11.8%, associated with a $70 million gain recognized as a result of the remeasurement of the Company's previously held equity interest in Mid America Clinical Laboratories, LLC ("MACL") to fair value, and $3 million of excess tax benefits associated with stock-based compensation.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    For the nine months ended September 30, 2021 and 2020, the effective income tax rate was 23.1% and 23.9%, respectively. For the nine months ended September 30, 2021, the effective income tax rate benefited from a lower effective income tax rate, 17.6%, on the gain on the sale of the Company's 40% ownership interest in Q2 Solutions (see Note 5). For the nine months ended September 30, 2020, the effective income tax rate benefited from a lower effective income tax rate, 11.8%, associated with a $70 million gain recognized as a result of the remeasurement of the Company's previously held equity interest in MACL to fair value. In addition, the effective income tax rate benefited from $15 million of excess tax benefits associated with stock-based compensation arrangements for both the nine months ended September 30, 2021 and 2020.

15.    SUBSEQUENT EVENT

    During October 2021, the Company amended its $600 million secured receivables credit facility in order to extend the maturity dates for each underlying commitment by one year while maintaining the aggregate borrowing capacity under the secured receivables credit facility at $600 million. Under the secured receivables credit facility, the Company can borrow against a $250 million loan commitment maturing October 2022 and a $250 million loan commitment maturing October 2023. Additionally, the Company can issue up to $100 million of letters of credit through October 2023. Borrowings under the secured receivables credit facility are collateralized by certain domestic receivables. Interest on borrowings under the secured receivables credit facility are based on either commercial paper rates for highly-rated issuers or LIBOR, plus a spread of 0.725% to 0.80%.

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

Third Quarter Highlights

	Three Months Ended September 30,
	2021	2020
	(dollars in millions, except per share data)
Net revenues	$2,774	$2,786
DIS revenues	$2,703	$2,709
Revenue per requisition change	(5.4)%	20.9%
Requisition volume change	5.3%	19.7%
Organic requisition volume change	3.2%	16.6%
DS revenues	$71	$77
Net income attributable to Quest Diagnostics	$505	$568
Diluted earnings per share	$4.02	$4.14
Net cash provided by operating activities	$561	$862

    For further discussion of the year-over-year changes for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, see Results of Operations below.

Impact of COVID - 19

    As a novel strain of coronavirus (COVID-19) continues to impact the economy of the United States and other countries around the world, we are committed to being a part of the coordinated public and private sector response to this unprecedented challenge. We have made substantial investments to expand the amount of COVID-19 testing available to the country. We have been effectively managing challenges in the global supply chain; and, at this point, we have sufficient supplies to conduct our business.

    During 2020 and 2021, our testing volume and revenues were materially impacted by the COVID-19 pandemic.

    Beginning in March 2020, we experienced a material decline in base testing volume (which excludes COVID-19 testing) due to the COVID-19 pandemic. The decrease in base testing volume was driven by federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home policies, all of which have had, and may continue to have, an impact on our operating results, financial position and cash flows.

    During May and June 2020, we began to experience a recovery in base testing volume, which continued in 2021. The recovery trend stalled somewhat in August 2021, but resumed in September 2021. The recovery has been driven by people returning to the healthcare system as well as contributions from new Professional Laboratory Services offerings. For the first, second and third quarters of 2021, our base testing volume, excluding volume associated with recent acquisitions, was 2.8% below, 1.9% above and 3.8% above our historical first, second and third quarter of 2019 levels, respectively. Recent agreements associated with our Professional Laboratory Services offerings contributed 5.2%, 5.8% and 5.2% volume growth compared to 2019 for the first, second and third quarters of 2021, respectively. Unless there is a change in the severity of the COVID-19 pandemic, we believe that there will be a continued return to healthcare with, in some cases, patients pursuing care delayed during the COVID-19 pandemic.

    Beginning in the second quarter of 2020, we experienced growing demand for COVID-19 testing services and we expanded our capacity throughout 2020 in order to satisfy the demand, which has had a significant impact on our testing volumes. During 2021, demand for our COVID-19 testing has generally fluctuated in line with changes in the prevalence of the virus and related variants. We expect demand to trend down through the remainder of 2021.

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

    We believe the COVID-19 pandemic’s impact on our consolidated results of operations, financial position and cash flows will be primarily driven by: the severity and duration of the COVID-19 pandemic; healthcare insurer, government, and client payer reimbursement rates for COVID-19 molecular testing; the COVID-19 pandemic’s impact on the U.S. healthcare system and the U.S. economy; and the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic, including the impact of vaccination efforts. We may also be impacted by changes in the severity of the COVID-19 pandemic at different times in the various cities and regions where we operate and offer services. Even as the COVID-19 pandemic moderates over time and the business and social distancing restrictions ease, we may continue to experience similar effects to our businesses, consolidated results of operations, financial position and cash flows. In the longer term, given the many challenges that hospitals will face, we may have more opportunities to partner with hospitals to help achieve their laboratory strategies, and the COVID-19 pandemic may also be a further catalyst for consolidation in the laboratory testing industry.

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

Sale of Ownership Interest in Q2 Solutions® ("Q2 Solutions") to IQVIA Holdings, Inc. ("IQVIA")

    On April 1, 2021, we sold our 40% ownership interest in Q2 Solutions, our clinical trials central laboratory services joint venture, to IQVIA, our joint venture partner, for $760 million in an all-cash transaction. The sales price is subject to customary post-closing adjustments. Prior to the transaction, we accounted for our minority interest as an equity method investment. As a result of the transaction, during the nine months ended September 30, 2021, we recorded a $314 million pre-tax gain in other income, net in the consolidated statement of operations based on the difference between the net sales proceeds and the carrying value of the investment, including $20 million of cumulative translation losses which were previously recorded in accumulated other comprehensive loss. During the nine months ended September 30, 2021, we also recorded $55 million of income tax expense related to the gain, consisting of $127 million of current income tax expense, partially offset by $72 million of deferred income tax benefit.

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

Accelerated Share Repurchase Agreements ("ASRs")

    In April 2021, we entered into ASRs with several financial institutions to repurchase $1.5 billion of our common stock as part of our share repurchase program. Each of the ASRs was structured to permit us to purchase shares immediately with the final purchase price of those shares determined by the volume-weighted average price of our common stock during the repurchase period, less a fixed discount. During the nine months ended September 30, 2021, we paid $1.5 billion to the financial institutions and received 9.1 million shares of our common stock, at an initial price of $132.27 per share for a value of $1.2 billion, which represents 80% of the total value of shares to be repurchased under the ASRs. The ASR contracts will be completed during the fourth quarter of 2021.

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

    For the nine months ended September 30, 2021, we incurred $47 million of pre-tax charges under our Invigorate program primarily consisting of systems conversion and integration costs, all of which result in cash expenditures. Additional restructuring charges may be incurred in future periods as we identify additional opportunities to achieve further cost savings.

Critical Accounting Policies

    There have been no significant changes to our critical accounting policies from those disclosed in our 2020 Annual Report on Form 10-K.

Impact of New Accounting Standards

    The adoption of new accounting standards, if any, is discussed in Note 2 to the interim unaudited consolidated financial statements.

    The impact of recent accounting pronouncements not yet effective on our consolidated financial statements, if any, is also discussed in Note 2 to the interim unaudited consolidated financial statements.

Results of Operations

    The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$2,703	$2,709	$(6)	(0.2)%	$7,820	$6,217	$1,603	25.8%
DS businesses	71	77	(6)	(8.0)	224	218	6	2.5
Total net revenues	$2,774	$2,786	$(12)	(0.4)%	$8,044	$6,435	$1,609	25.0%

Operating costs and expenses and other operating income:
Cost of services	$1,670	$1,580	$90	5.6%	$4,861	$4,071	$790	19.4%
Selling, general and administrative	427	396	31	7.9	1,263	1,103	160	14.4
Amortization of intangible assets	25	27	(2)	(2.8)	77	77	—	1.5
Other operating expense (income), net	—	65	(65)	NM	(2)	8	(10)	NM
Total operating costs and expenses, net	$2,122	$2,068	$54	2.7%	$6,199	$5,259	$940	17.9%

Operating income	$652	$718	$(66)	(9.3)%	$1,845	$1,176	$669	56.9%

Other income (expense):
Interest expense, net	$(38)	$(42)	$4	(9.3)%	$(114)	$(124)	$10	(8.0)%
Other income, net	40	77	(37)	NM	366	74	292	NM
Total non-operating income (expense), net	$2	$35	$(33)	NM	$252	$(50)	$302	NM

Income tax expense	$(153)	$(177)	$24	(14.0)%	$(483)	$(269)	$(214)	79.7%

Effective income tax rate	23.4%	23.7%			23.1%	23.9%

Equity in earnings of equity method investees, net of taxes	$26	$15	$11	67.2%	$53	$33	$20	61.4%

Net income attributable to Quest Diagnostics	$505	$568	$(63)	(11.0)%	$1,605	$852	$753	88.4%

Diluted earnings per common share attributable to Quest Diagnostics' common stockholders	$4.02	$4.14	$(0.12)	(2.8)%	$12.41	$6.25	$6.16	98.5%

NM - Not Meaningful

    The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues:
DIS business	97.4%	97.2%	97.2%	96.6%
DS businesses	2.6	2.8	2.8	3.4
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	60.2%	56.7%	60.4%	63.3%
Selling, general and administrative	15.4	14.2	15.7	17.1
Amortization of intangible assets	0.9	1.0	1.0	1.2
Other operating expense (income), net	—	2.3	—	0.1
Total operating costs and expenses, net	76.5%	74.2%	77.1%	81.7%

Operating income	23.5%	25.8%	22.9%	18.3%

    Operating Results

    Results for the three months ended September 30, 2021 were affected by certain items that on a net basis increased diluted earnings per share by $0.06 as follows:

•a net pre-tax gain of $41 million (a $42 million gain recorded in other income, net and a $3 million gain recorded in equity in earnings of equity method investees, net of taxes, partially offset by $4 million of costs recorded in selling, general and administrative expenses), or $0.25 per diluted share, primarily due to gains associated with changes in the carrying value of our strategic investments, partially offset by costs associated with donations, contributions and other financial support through Quest for Health Equity, our initiative with the Quest Diagnostics Foundation to reduce health disparities in underserved communities; and
•excess tax benefits associated with stock-based compensation arrangements of $6 million, or $0.04 per diluted share, recorded in income tax expense; partially offset by
•pre-tax amortization expense of $25 million, or $0.15 per diluted share; and
•pre-tax charges of $13 million ($7 million in cost of services and $6 million in selling, general and administrative expenses), or $0.08 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business.

    Results for the nine months ended September 30, 2021 were affected by certain items that on a net basis increased diluted earnings per share by $1.50 as follows:

•a pre-tax gain recorded in other income, net of $314 million, or $2.00 per diluted share, on the sale of our 40% ownership interest in Q2 Solutions;
•a net pre-tax gain of $28 million (a $42 million gain recorded in other income, net, partially offset by $9 million of costs recorded in selling, general and administrative expenses, and $5 million of net charges recorded in equity in earnings of equity method investees), or $0.18 per diluted share, primarily due to gains associated with changes in the carrying value of our strategic investments, partially offset by costs associated with donations, contributions and other financial support through Quest for Health Equity, and a non-cash impairment charge to the carrying value of an equity method investment; and
•excess tax benefits associated with stock-based compensation arrangements of $15 million, or $0.11 per diluted share, recorded in income tax expense; partially offset by
•pre-tax amortization expense of $79 million ($77 million in amortization of intangible assets and $2 million in equity in earnings of equity method investees, net of taxes) or $0.46 per diluted share;

•pre-tax charges of $51 million ($26 million in cost of services and $25 million in selling, general and administrative expenses), or $0.30 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $4 million in cost of services, or $0.03 per diluted share, representing the impact of certain items resulting from the COVID-19 pandemic including incremental costs incurred to protect the health and safety of our employees and customers.

    For both the three and nine months ended September 30, 2021, diluted earnings per share benefited from the impact of the ASRs on our weighted average shares outstanding as compared to the prior year periods.

    Results for the three months ended September 30, 2020 were affected by certain items that on a net basis reduced diluted earnings per share by $0.17 as follows:

•net pre-tax charges of $69 million (charges of $65 million in other operating expense (income), net, $3 million in cost of services and $1 million in equity in earnings of equity method investees, net of taxes), or $0.39 per diluted share, representing the impact of certain items resulting from the COVID-19 pandemic, including the reversal of $65 million of income previously recognized during the second quarter of 2020 attributable to the receipt of funds from the government that were appropriated to healthcare providers under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and, to a lesser extent, incremental costs incurred primarily to protect the health and safety of our employees and customers;
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

    Net Revenues

    Net revenues for the three months ended September 30, 2021 decreased by 0.4% compared to the prior year period.

    DIS revenues for the three months ended September 30, 2021 decreased by 0.2% compared to the prior year period. For the three months ended September 30, 2021:

•Acquisitions contributed approximately 1.5% to DIS revenue with organic revenue (revenue excluding the impact of recent acquisitions) down by 1.7% compared to the prior year period. The decrease in organic revenue was driven by a decrease in COVID-19 molecular testing, partially offset by growth in the base business.
•Revenues in the base business (including the impact of recent acquisitions) increased by 14.3% compared to the prior year period, which was negatively impacted as a result of the COVID-19 pandemic. Compared to historical levels in the third quarter of 2019, revenues in the base business, excluding revenue associated with recent acquisitions, increased by 1.7%. Recent agreements associated with our Professional Laboratory Services offerings contributed 2.3% revenue growth compared to 2019.
•DIS volume increased by 5.3% with organic volume and acquisitions contributing approximately 3.2% and 2.1%, respectively. Organic volume growth was driven by growth in the base business, partially offset by a decrease in volume associated with COVID-19 molecular testing.
•Testing volume in the base business (including the impact of recent acquisitions) continued to recover and was up 13.6% compared to the prior year period, which was negatively impacted as a result of the COVID-19 pandemic. Compared to historical levels in the third quarter of 2019, testing volume in the base business, excluding volume associated with recent acquisitions, increased 3.8%. Recent agreements associated with our Professional Laboratory Services offerings contributed 5.2% volume growth compared to 2019.
•Revenue per requisition decreased by 5.4% compared to the prior year period driven in large part by the decrease in COVID-19 molecular testing and growth in our Professional Laboratory Services engagements, which carry a lower revenue per requisition than the average for the remainder of the DIS business.

    Net revenues for the nine months ended September 30, 2021 increased by 25.0% compared to the prior year period.

    DIS revenues for the nine months ended September 30, 2021 increased by 25.8% compared to the prior year period. For the nine months ended September 30, 2021:

•Organic revenue and acquisitions contributed approximately 23.6% and 2.2%, respectively, to DIS revenue growth compared to the prior year period. Organic revenue growth was driven by growth in the base business and demand for COVID-19 molecular testing.
•Revenues in the base business (including the impact of recent acquisitions) increased by 24.2% compared to the prior year period, which was negatively impacted as a result of the COVID-19 pandemic. Compared to historical levels in the first nine months of 2019, revenues in the base business, excluding revenue associated with recent acquisitions, increased by 0.1%. Recent agreements associated with our Professional Laboratory Services offerings contributed 2.3% revenue growth compared to 2019.
•DIS volume increased by 22.9% with organic volume and acquisitions contributing approximately 19.2% and 3.7%, respectively. Organic volume growth was driven by growth in the base business and, to a lesser extent, demand for COVID-19 molecular testing.
•Testing volume in the base business (including the impact of recent acquisitions) continued to recover and was up 22.6% compared to the prior year period, which was negatively impacted as a result of the COVID-19 pandemic. Compared to historical levels in the first nine months of 2019, testing volume in the base business, excluding volume associated with recent acquisitions, increased by 1.0%. Recent agreements associated with our Professional Laboratory Services offerings contributed 5.4% volume growth compared to 2019.
•Revenue per requisition increased by 2.2% compared to the prior year period driven, in large part, by COVID-19 molecular testing, partially offset by growth in our Professional Laboratory Services engagements, which carry a lower revenue per requisition than the average for the remainder of the DIS business.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    For the three months ended September 30, 2021, cost of services increased by $90 million compared to the prior year period. The increase was primarily driven by higher compensation and benefit costs, higher variable expenses related to increased testing volumes, expense associated with a payment to eligible employees to help offset expenses they incurred as a result of COVID-19, and additional operating costs associated with our acquisitions, partially offset by lower supplies expense as a result of test mix.

    For the nine months ended September 30, 2021, cost of services increased by $790 million compared to the prior year period. The increase was primarily driven by higher variable expenses related to increased testing volumes as well as test mix and a higher supply cost associated with COVID-19 testing, higher compensation and benefits costs, and, to a lesser extent, additional operating costs associated with our acquisitions.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    SG&A increased by $31 million for the three months ended September 30, 2021, compared to the prior year period, primarily driven by higher variable expenses to support our increase in testing volumes, partially offset by lower performance-based compensation.

    SG&A increased by $160 million for the nine months ended September 30, 2021, compared to the prior year period, primarily driven by higher variable expenses to support our increase in testing volumes.

    Amortization Expense

    For the three months ended September 30, 2021, amortization expense decreased by $2 million.

    For the nine months ended September 30, 2021, amortization expense was flat compared to the prior year period.

    Other Operating Expense (Income), Net

    Other operating expense (income), net includes miscellaneous income and expense items and other charges related to operating activities.

    For the three months ended September 30, 2020, other operating expense (income), net primarily represents the reversal of $65 million of income that was previously recognized during the three months ended June 30, 2020 relating to the receipt of funds that were appropriated to healthcare providers under the CARES Act.

    During the nine months ended September 30, 2020, other operating expense (income), net primarily represents impairment charges due to the impact of the COVID-19 pandemic.

    Interest Expense, Net

    Interest expense, net decreased for the three months ended September 30, 2021 compared to the prior year period, primarily due to lower average outstanding indebtedness.

    Interest expense, net decreased for the nine months ended September 30, 2021 compared to the prior year period, primarily due to lower average outstanding indebtedness and, to a lesser extent, lower interest rates due to recent refinancing transactions, including the termination of our interest rate swap agreements in April 2020, which resulted in a deferred gain that is being amortized as a reduction of interest expense, net over the remaining term of the associated debt.

    Other Income, Net

    Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the three months ended September 30, 2021, other income, net includes $42 million in gains associated with changes in the carrying value of our strategic investments. For the three months ended September 30, 2020, other income, net includes a $70 million gain recognized as a result of the remeasurement of our previously held equity interest in Mid America Clinical Laboratories, LLC ("MACL") to fair value in conjunction with our acquisition of the remaining 56% interest in MACL from our joint venture partners.

    For the nine months ended September 30, 2021, other income, net includes a $314 million pre-tax gain on the sale of our 40% ownership interest in Q2 Solutions, our clinical trials central laboratory services joint venture, to IQVIA, our joint venture partner and $42 million in gains associated with changes in the carrying value of our strategic investments. For the nine months ended September 30, 2020, other income, net includes a $70 million gain recognized as a result of the remeasurement of our previously held equity interest in MACL.

    Income Tax Expense

    Income tax expense for the three months ended September 30, 2021 and 2020 was $153 million and $177 million, respectively. The decrease in income tax expense for the three months ended September 30, 2021 compared to the prior year period was primarily driven by a decrease in income before income taxes and equity in earnings of equity method investees.

    For the three months ended September 30, 2021 and 2020, the effective income tax rate was 23.4% and 23.7%, respectively. The effective income tax rate for the three months ended September 30, 2021, benefited from a $6 million income tax benefit associated with changes in reserves for uncertain tax positions, and $6 million of excess tax benefits associated with stock-based compensation. The effective income tax rate for the three months ended September 30, 2020, benefited from a lower effective income tax rate, 11.8%, associated with a $70 million gain recognized as a result of the remeasurement of our previously held equity interest in MACL to fair value, and $3 million of excess tax benefits associated with stock-based compensation.

    Income tax expense for the nine months ended September 30, 2021 and 2020 was $483 million and $269 million, respectively. The increase in income tax expense for the nine months ended September 30, 2021 compared to the prior year period was primarily driven by an increase in income before income taxes and equity in earnings of equity method investees.

    For the nine months ended September 30, 2021 and 2020, the effective income tax rate was 23.1% and 23.9%, respectively. For the nine months ended September 30, 2021, the effective income tax rate benefited from a lower effective income tax rate, 17.6%, on the gain on the sale of our 40% ownership interest in Q2 Solutions. For the nine months ended September 30, 2020, the effective income tax rate benefited from a lower effective income tax rate, 11.8%, associated with a $70 million gain recognized as a result of the remeasurement of our previously held equity interest in MACL to fair value. In addition, the effective income tax rate benefited from $15 million of excess tax benefits associated with stock-based compensation arrangements for both the nine months ended September 30, 2021 and 2020.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    Equity in earnings of equity method investees, net of taxes increased for the three months ended September 30, 2021 by $11 million compared to the prior year period primarily due to recovery in the base business (which excludes COVID-19 testing) of the investees, which was negatively impacted in 2020 as a result of the COVID-19 pandemic, and demand for COVID-19 testing services.

    Equity in earnings of equity method investees, net of taxes increased for the nine months ended September 30, 2021 by $20 million compared to the prior year period primarily due to the demand for COVID-19 testing services and recovery in the base business of the investees, partially offset by lower equity earnings as a result of the sale of our 40% ownership interest in Q2 Solutions.

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

    As of September 30, 2021 and December 31, 2020, the fair value of our debt was estimated at approximately $4.5 billion and $4.6 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of September 30, 2021 and December 31, 2020, the estimated fair value exceeded the carrying value of the debt by $461 million and $597 million, respectively. A hypothetical 10% increase in interest rates (representing 21 basis points as of September 30, 2021 and 17 basis points as of December 31, 2020) would potentially reduce the estimated fair value of our debt by approximately $86 million and $82 million as of September 30, 2021 and December 31, 2020, respectively.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either commercial paper rates for highly rated issuers, or LIBOR, plus a spread. As of September 30, 2021, interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings and our leverage ratio. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates, our leverage ratio and changes in our public debt ratings. As of September 30, 2021, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or LIBOR, plus a spread of 0.825% to 0.950%; and for our senior unsecured revolving credit facility, LIBOR plus 1.125%. During October 2021, we amended the secured receivables credit facility and the borrowing rates are based on commercial paper rates for highly rated issuers, or, LIBOR, plus a spread, following the amendment, of 0.725% to 0.80%. As of September 30, 2021, there were no borrowings outstanding under either our $600 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility. The amendment to the secured receivables credit facility did not change the total borrowing capacity under the facility.

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

    Risk Associated with Investment Portfolio

    Our investment portfolio primarily includes equity investments comprised mostly of strategic holdings in companies concentrated in the life sciences and healthcare industries. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values are measured at fair value in prepaid expenses and other current assets in our consolidated balance sheet. Equity investments that do not have readily determinable fair values (which consist of investments in preferred and common shares of private companies) are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes. During the three months ended September 30, 2021, certain of our equity investments became publicly-traded and, based on the readily determinable fair values of such investments, we recognized gains of $42 million in other income, net in our consolidated statement of operations.

    We regularly evaluate equity investments that do not have readily determinable fair values to determine if there are any indicators that the investments are impaired. The carrying value of our equity investments that do not have readily determinable fair values was $6 million as of September 30, 2021.

    We do not hedge our equity price risk. As of September 30, 2021, a 10% change in the fair values of our equity investments with readily determinable fair values would have impacted our consolidated statement of operations by $5 million. The impact of an adverse movement in equity prices on our holdings in privately held companies cannot be easily quantified, as our ability to realize returns on investments depends on, among other things, the enterprises’ ability to raise additional capital or derive cash inflows from continuing operations or through liquidity events such as initial public offerings, mergers or private sales.

    In conjunction with the preparation of our September 30, 2021 financial statements, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

Liquidity and Capital Resources

	Nine Months Ended September 30,		Change
	2021	2020
	(dollars in millions)
Net cash provided by operating activities	$1,752	$1,464	$288
Net cash provided by (used in) investing activities	248	(604)	852
Net cash used in financing activities	(2,171)	(447)	(1,724)
Net change in cash and cash equivalents and restricted cash	$(171)	$413	$(584)

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments. Cash and cash equivalents as of September 30, 2021 totaled $987 million, compared to $1,158 million as of December 31, 2020.

    As of September 30, 2021, approximately 5% of our $987 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the nine months ended September 30, 2021 and 2020 was $1,752 million and $1,464 million, respectively. The $288 million increase in net cash provided by operating activities for the nine months ended September 30, 2021, compared to the prior year period was primarily a result of:

•higher operating income in 2021 as compared to 2020; and, to a lesser extent,
•the timing of movements in our working capital accounts; partially offset by
•a $354 million increase in income tax payments due to higher operating income in 2021 as compared to 2020;
•higher performance-based compensation payments in 2021 compared to 2020; and
•$138 million in proceeds in the 2020 period that we received from funds that were appropriated to healthcare providers under the CARES Act, which funds were returned during the fourth quarter of 2020.

    Days sales outstanding ("DSO"), a measure of billing and collection efficiency, was 47 days as of September 30, 2021, 46 days as of December 31, 2020 and 47 days as of September 30, 2020. Recent changes in our DSO are partially due to fluctuations in our monthly revenue due to the impact of the COVID-19 pandemic.

    Cash Flows from Investing Activities

    Net cash provided by (used in) investing activities for the nine months ended September 30, 2021 and 2020 was $248 million and $(604) million, respectively. This $852 million change in cash provided by (used in) investing activities for the nine months ended September 30, 2021, compared to the prior year period was primarily a result of $755 million of net cash proceeds received from the sale of our 40% ownership interest in Q2 Solutions, and, to a lesser extent, a $78 million decrease in business acquisitions, net of cash acquired.

    Cash Flows from Financing Activities

    Net cash used in financing activities for the nine months ended September 30, 2021 and 2020 was $2,171 million and $447 million, respectively. This $1,724 million increase in cash used in financing activities for the nine months ended September 30, 2021, compared to the prior year period was primarily a result of:

•a $1,835 million increase in repurchases of our common stock (see "Share Repurchase Program" for further details); and, to a lesser extent,
•a $41 million increase in distributions to noncontrolling interest partners; and
•a $36 million decrease in proceeds from the exercise of stock options, which was a result of a decrease in the volume of stock options exercised compared to the prior year; partially offset by
•$253 million of net debt repayments (repayments of debt less proceeds from borrowings) in 2020 compared to $2 million of net debt repayments in 2021.

    During the nine months ended September 30, 2021, there were no borrowings or repayments under our secured receivables credit facility or senior unsecured revolving credit facility.

    During the nine months ended September 30, 2020, we completed the issuance of our 2.80% senior notes due June 2031. Additionally, during the nine months ended September 30, 2020, we redeemed in full the outstanding indebtedness under our senior notes due January 2020 and senior notes due March 2020 using net proceeds from the issuance, in December 2019, of our 2.95% senior notes due June 2030, along with cash on hand. During the nine months ended September 30, 2020, we borrowed $100 million under our secured receivables credit facility and $100 million under our senior unsecured revolving credit facility, which were repaid prior to September 30, 2020.

    Dividend Program

    During each of the first three quarters of 2021, our Board of Directors declared a quarterly cash dividend of $0.62 per common share. During each of the four quarters of 2020, our Board of Directors declared a quarterly cash dividend of $0.56 per common share.

    Share Repurchase Program

    In each of February and March 2021, our Board of Directors increased the size of our share repurchase program by $1 billion. As of September 30, 2021, $1.3 billion remained available under our share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the nine months ended September 30, 2021, we repurchased 12.5 million shares of our common stock for a value of $1.6 billion, including 9.1 million shares repurchased under ASRs. See "Third Quarter Highlights" above for further details.

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

    In conjunction with the preparation of our September 30, 2021 financial statements, we considered whether the carrying values of our equity method investments were impaired and, during the nine months ended September 30, 2021, we recorded an $8 million impairment charge for one of the investments.

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

    As of September 30, 2021, we had $1.3 billion of borrowing capacity available under our existing credit facilities, including $530 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings under these credit facilities as of September 30, 2021. In support of our risk management program, $70 million in letters of credit under the secured receivables credit facility were outstanding as of September 30, 2021. The secured receivables credit facility includes a $250 million loan commitment which matures in October 2022, and a $250 million loan commitment and a $100 million letter of credit facility which matures in October 2023. The senior unsecured revolving credit facility matures in March 2023. For further details regarding our credit facilities, see Note 13 to the audited consolidated financial statements in our 2020 Annual Report on Form 10-K and Note 15 to the interim unaudited consolidated financial statements.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of September 30, 2021, we were in compliance with all such applicable financial covenants.

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

    During the third quarter of 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    See Note 11 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 1A. Risk Factors

The IT systems that we rely on may be subject to unauthorized tampering, cyberattack or other security breach

    Our IT systems have been and are subject to potential cyberattacks, tampering or other security breaches. These attacks, if successful, could result in shutdowns or significant disruptions of our IT systems and/or in unauthorized persons exfiltrating and misappropriating intellectual property and other confidential information, including patient and employee data that we collect, transmit and store on and through our IT systems.

    External actors may develop and deploy viruses, other malicious software programs, ransomware attacks, distributed denial of service attacks or other attempts to harm or obtain unauthorized access to our systems. External actors may also deploy programs targeting our employees which are designed to attack our IT systems or otherwise exploit security vulnerabilities through programs such as electronic spamming, phishing, smishing, spear phishing or similar tactics. As a result of the difficulty in detecting many of these attacks, intrusions and breaches, failures or losses may be repeated or compounded before they are discovered or rectified, which could further increase these costs and consequences.

    Although the Company has robust security measures implemented, which are monitored and routinely tested both by internal resources and external parties, cyber threats against us continue to evolve and may not be recognized until after an incident. In August 2021, ReproSource, our subsidiary, experienced a data security incident in which an unauthorized party may have accessed or acquired protected health information and personally identifiable information of ReproSource patients (in connection with the incident, ReproSource discovered and contained ransomware). The Company’s other systems were not impacted or compromised by this incident. The attacks we have experienced have not materially disrupted, interrupted, damaged or shutdown the Company's IT systems, or materially disrupted the Company's performance of its business, but the mitigation or remediation efforts that we undertake may require expenditures of significant resources and divert the attention of management. There can be no assurance that the Company can anticipate all evolving future attacks, viruses or intrusions, implement adequate preventative measures, or remediate any security vulnerabilities. If our IT systems are successfully attacked, it could result in major disruption of our business, compromise confidential information, and result in litigation and potential liability for the Company, government investigation, significant damage to our reputation or otherwise adversely affect our business.

    In addition, third parties to whom we outsource certain of our services or functions, or with whom we interface, store or process confidential patient and employee data or other confidential information, as well as those third parties’ providers, are also subject to the risks outlined above. For example, in June 2019, the Company reported that Retrieval-Masters Creditors Bureau, Inc./American Medical Collection Agency (“AMCA”), informed the Company about a data security incident involving AMCA. AMCA, which provided debt collection services for a company that provides revenue management services to the Company, informed the Company in May 2019 that AMCA had learned that an unauthorized user had access to AMCA’s system during 2018 and 2019. AMCA’s affected system included financial, medical and other personal information. The Company’s systems or databases were not involved in this incident. A breach or attack affecting third parties with whom we engage could also harm our business, results of operations and reputation and subject us to liability.

    We have taken, and continue to take, precautionary measures to reduce the risk of, and detect and respond to, future cyber threats, and prevent or minimize vulnerabilities in our IT systems, including the loss or theft of intellectual property, patient and employee data or other confidential information that we obtain and store on our systems. We also have taken, and will continue to take, measures to assess the cybersecurity protections used by third parties to whom we outsource certain of our services or functions, or with whom we interface, store or process confidential patient and employee data or other confidential information. In addition, we collaborate with government agencies regarding potential cyber threats and have worked with firms that have cyber security expertise to evaluate our systems and the attacks we experience and strengthen our systems. There can be no assurances that our precautionary measures or measures used by our third party providers will prevent, contain or successfully defend against cyber or information security threats that could have a significant impact on our business, results of operations and reputation and subject us to liability.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2021.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2021 – July 31, 2021
Share Repurchase Program (A)	—	$—	—	$1,306,502	(C)
Employee Transactions (B)	—	$—	N/A	N/A
August 1, 2021 – August 31, 2021
Share Repurchase Program (A)	—	$—	—	$1,306,502	(C)
Employee Transactions (B)	864	$149.69	N/A	N/A
September 1, 2021 – September 30, 2021
Share Repurchase Program (A)	—	$—	—	$1,306,502	(C)
Employee Transactions (B)	—	$—	N/A	N/A
Total
Share Repurchase Program (A)	—	$—	—	$1,306,502	(C)
Employee Transactions (B)	864	$149.69	N/A	N/A

(A)Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $11 billion of share repurchases of our common stock through September 30, 2021. The share repurchase authorization has no set expiration or termination date. In each of February and March 2021, the Company's Board of Directors increased the size of its share repurchase program by $1 billion.

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

(C)Does not include $300 million of the $1.5 billion second quarter 2021 payment associated with the April 2021 accelerated share repurchase agreements ("ASRs"), which represents 20% percent of the total initial value of shares expected to be repurchased under the ASRs during the fourth quarter of 2021. See Note 9 to the interim unaudited consolidated financial statements for further information regarding the ASRs.

Item 6.Exhibits

    Exhibits:

10.1	The Quest Diagnostics Profit Sharing Plan (Amendment and Restatement, effective as of August 15, 2021)

10.2	Quest Diagnostics Supplemental Deferred Compensation Plan (Post - 2004) Amended and Restated December 1, 2020

22	Subsidiary Guarantors

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Amendment No. 5 To Sixth Amended And Restated Credit and Security Agreement

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20210930.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20210930_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20210930_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20210930_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20210930_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 22, 2021
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
Chairman, Chief Executive Officer
and President

By	/s/ Mark J. Guinan
Mark J. Guinan
Executive Vice President and
Chief Financial Officer