Form 10-Q
period 2022-03-31
QUEST DIAGNOSTICS INC
filed 2022-04-22
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 14, 2022, there were outstanding 117,365,028 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Net revenues	$2,611	$2,720

Operating costs and expenses and other operating income:
Cost of services	1,646	1,626
Selling, general and administrative	425	407
Amortization of intangible assets	27	27
Total operating costs and expenses, net	2,098	2,060

Operating income	513	660

Other income (expense):
Interest expense, net	(37)	(38)
Other (expense) income, net	(24)	4
Total non-operating expense, net	(61)	(34)

Income before income taxes and equity in earnings of equity method investees	452	626
Income tax expense	(110)	(153)
Equity in earnings of equity method investees, net of taxes	31	17
Net income	373	490
Less: Net income attributable to noncontrolling interests	18	21
Net income attributable to Quest Diagnostics	$355	$469

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.97	$3.52

Diluted	$2.92	$3.46

Weighted average common shares outstanding:
Basic	119	133

Diluted	121	135

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021
Net income	$373	$490

Other comprehensive income (loss):
Foreign currency translation adjustment	(2)	(3)
Net change in available-for-sale debt securities, net of taxes	—	(7)
Other comprehensive loss	(2)	(10)

Comprehensive income	371	480
Less: Comprehensive income attributable to noncontrolling interests	18	21
Comprehensive income attributable to Quest Diagnostics	$353	$459

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2022 AND DECEMBER 31, 2021
(unaudited)
(in millions, except per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$712	$872
Accounts receivable, net of allowance for credit losses of $30 and $31 as of March 31, 2022 and December 31, 2021, respectively	1,371	1,438
Inventories	197	208
Prepaid expenses and other current assets	195	223
Total current assets	2,475	2,741
Property, plant and equipment, net	1,668	1,707
Operating lease right-of-use assets	620	597
Goodwill	7,197	7,095
Intangible assets, net	1,172	1,167
Investments in equity method investees	155	141
Other assets	155	163
Total assets	$13,442	$13,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,544	$1,600
Current portion of long-term debt	2	2
Current portion of long-term operating lease liabilities	154	151
Total current liabilities	1,700	1,753
Long-term debt	3,985	4,010
Long-term operating lease liabilities	522	494
Other liabilities	742	792
Commitments and contingencies
Redeemable noncontrolling interest	78	79
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both March 31, 2022 and December 31, 2021; 162 shares issued as of both March 31, 2022 and December 31, 2021	2	2
Additional paid-in capital	2,226	2,260
Retained earnings	7,926	7,649
Accumulated other comprehensive loss	(16)	(14)
Treasury stock, at cost; 45 and 43 shares as of March 31, 2022 and December 31, 2021, respectively	(3,761)	(3,453)
Total Quest Diagnostics stockholders’ equity	6,377	6,444
Noncontrolling interests	38	39
Total stockholders’ equity	6,415	6,483
Total liabilities and stockholders’ equity	$13,442	$13,611

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$373	$490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106	101
Provision for credit losses	—	2
Deferred income tax benefit	(43)	(17)
Stock-based compensation expense	18	18
Other, net	4	(2)
Changes in operating assets and liabilities:
Accounts receivable	72	138
Accounts payable and accrued expenses	(165)	(164)
Income taxes payable	95	163
Other assets and liabilities, net	20	2
Net cash provided by operating activities	480	731

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(105)	—
Capital expenditures	(63)	(86)
Increase in investments and other assets	(1)	(7)
Net cash used in investing activities	(169)	(93)

Cash flows from financing activities:
Repayments of debt	(1)	(1)
Purchases of treasury stock	(373)	(410)
Exercise of stock options	10	17
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(27)	(21)
Dividends paid	(74)	(75)
Distributions to noncontrolling interest partners	(20)	(29)
Other financing activities, net	14	(47)
Net cash used in financing activities	(471)	(566)

Net change in cash and cash equivalents and restricted cash	(160)	72
Cash and cash equivalents and restricted cash, beginning of period	872	1,158
Cash and cash equivalents and restricted cash, end of period	$712	$1,230

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(unaudited)
(in millions)

For the Three Months Ended March 31, 2022		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity		Redeemable Non-controlling Interest
Balance, December 31, 2021	119	$2	$2,260	$7,649	$(14)	$(3,453)	$39	$6,483	76	$79
Net income				355			16	371		2
Other comprehensive loss, net of taxes					(2)			(2)
Dividends declared				(78)				(78)
Distributions to noncontrolling interest partners							(17)	(17)		(3)
Issuance of common stock under benefit plans	1		(41)			48		7
Stock-based compensation expense			18					18
Exercise of stock options			(1)			11		10
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)			(17)		(27)
Purchases of treasury stock	(3)					(350)		(350)
Balance, March 31, 2022	117	$2	$2,226	$7,926	$(16)	$(3,761)	$38	$6,415		$78

For the Three Months Ended March 31, 2021		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2020	133	$2	$2,841	$9,303	$(21)	$(5,366)	$50	$6,809	$82
Net income				469			17	486	4
Other comprehensive loss, net of taxes					(10)			(10)
Dividends declared				(82)				(82)
Distributions to noncontrolling interest partners							(22)	(22)	(7)
Issuance of common stock under benefit plans			(29)			34		5
Stock-based compensation expense			18					18
Exercise of stock options	1		3			14		17
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(9)			(12)		(21)
Purchases of treasury stock	(3)					(410)		(410)
Balance, March 31, 2021	131	$2	$2,824	$9,690	$(31)	$(5,740)	$45	$6,790	$79

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The interim unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, comprehensive income, financial condition, cash flows and stockholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2021 Annual Report on Form 10-K. The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2021 but does not include all the disclosures required by accounting principles generally accepted in the United States (“GAAP”).

    The accounting policies of the Company are the same as those set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2021 Annual Report on Form 10-K.

    The Company's testing volume and revenues have been materially impacted by the COVID-19 pandemic, including periods of significant demand for COVID-19 testing. As a result, operating results for the three months ended March 31, 2022 may not be indicative of the results that may be expected for the full year.

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

    Earnings Per Share

    The Company's unvested restricted stock units that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in the earnings allocation in computing earnings per share using the two-class method. Basic earnings per common share is calculated by dividing net income attributable to Quest Diagnostics, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income attributable to Quest Diagnostics, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding after giving effect to all potentially

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of outstanding stock options and performance share units granted under the Company's Amended and Restated Employee Long-Term Incentive Plan and outstanding stock options granted under its Amended and Restated Non-Employee Director Long-Term Incentive Plan, as well as the dilutive effect of accelerated share repurchase agreements, if applicable. Earnings allocable to participating securities include the portion of dividends declared as well as the portion of undistributed earnings during the period allocable to participating securities.

    New Accounting Standards to be Adopted

    In March 2020, the Financial Accounting Standards Board issued a new accounting standard which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform due to the risk of cessation of the London Interbank Offered Rate ("LIBOR"). The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The pronouncement is effective immediately and can be applied to contract modifications through December 31, 2022. To the extent that, prior to December 31, 2022, the Company enters into any contract modifications for which the optional expedients are applied, the adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

3.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended March 31,
	2022	2021
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$355	$469
Less: Earnings allocated to participating securities	1	1
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$354	$468

Weighted average common shares outstanding – basic	119	133
Effect of dilutive securities:
Stock options and performance share units	2	2
Weighted average common shares outstanding – diluted	121	135

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.97	$3.52
Diluted	$2.92	$3.46

    The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended March 31,
	2022	2021
Stock options and performance share units	—	1

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

4.     BUSINESS ACQUISITIONS

    On February 1, 2022, the Company acquired Pack Health, LLC ("Pack Health"), a patient engagement company that helps individuals adopt healthier behaviors to improve outcomes, in an all cash transaction for $123 million, net of $4 million cash acquired, which consisted of cash consideration of $105 million and contingent consideration initially estimated at $18 million. The contingent consideration arrangement is dependent upon the achievement of certain revenue benchmarks. Based on the preliminary purchase price allocation, which may be revised as additional information becomes available during the measurement period, the assets acquired and liabilities assumed consist of $96 million of goodwill (of which $78 million is tax-deductible), $30 million of intangible assets, $5 million of operating lease right-of-use assets, $5 million of operating lease liabilities and $(3) million of working capital. The intangible assets consist primarily of customer-related assets which are being amortized over a useful life of 15 years.

    The acquisition was accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed were recorded based on their estimated fair values as of the closing date. Supplemental pro forma combined financial information has not been presented as the impact of the acquisition is not material to the Company's consolidated financial statements. The goodwill recorded primarily includes the expected synergies resulting from combining the operations of the acquired entity with those of the Company and the value associated with an assembled workforce and other intangible assets that do not qualify for separate recognition. All of the goodwill acquired in connection with the acquisition has been allocated to the Company's DIS business. For further details regarding business segment information, see Note 11.

    On December 13, 2021, the Company completed the acquisition of assets of Labtech Diagnostics, LLC ("Labtech"), an independent clinical diagnostic laboratory provider serving physicians and patients primarily in South Carolina, North Carolina, Florida and Georgia, and recorded the assets acquired and liabilities assumed based on a preliminary purchase price allocation. During the three months ended March 31, 2022, the Company revised its purchase price allocation and recorded a $7 million increase to goodwill, a $3 million increase to customer-related intangible assets and a $10 million increase to the estimated contingent consideration liability. These adjustments did not have a material impact on the Company's consolidated results of operations.

    For details regarding the Company's 2021 acquisitions, see Note 5 to the audited consolidated financial statements in the Company's 2021 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

5.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2022	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$75	$75	$—	$—
Cash surrender value of life insurance policies	54	—	54	—
Equity investments	28	28	—	—
Available-for-sale debt securities	1	—	—	1
Total	$158	$103	$54	$1

Liabilities:
Deferred compensation liabilities	$136	$—	$136	$—
Contingent consideration	33	—	—	33
Total	$169	$—	$136	$33

Redeemable noncontrolling interest	$78	$—	$—	$78

		Basis of Fair Value Measurements
December 31, 2021	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$77	$77	$—	$—
Cash surrender value of life insurance policies	57	—	57	—
Equity investments	44	44	—	—
Available-for-sale debt securities	1	—	—	1
Total	$179	$121	$57	$1

Liabilities:
Deferred compensation liabilities	$143	$—	$143	$—
Contingent consideration	5	—	—	5
Total	$148	$—	$143	$5

Redeemable noncontrolling interest	$79	$—	$—	$79

    A detailed description regarding the Company's fair value measurements is contained in Note 7 to the audited consolidated financial statements in the Company's 2021 Annual Report on Form 10-K.

    The Company offers certain employees the opportunity to participate in a non-qualified supplemental deferred compensation plan. A participant's deferrals, together with Company matching credits, are invested in a variety of participant-

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

directed stock and bond mutual funds that are classified as trading securities. The trading securities are classified within Level 1 of the fair value hierarchy because the changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held, exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation. The deferred compensation liabilities are classified within Level 2 of the fair value hierarchy because their inputs are derived principally from observable market data by correlation to the trading securities.

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

    The Company's investment portfolio primarily includes equity investments comprised mostly of strategic holdings in companies concentrated in the life sciences and healthcare industries. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values are measured at fair value in prepaid expenses and other current assets in the Company's consolidated balance sheet. Such equity investments are classified within Level 1 of the fair value hierarchy because the changes in the fair values of the securities are measured using quoted prices in active markets based on the market price per share multiplied by the number of shares held, exclusive of any transaction costs.

    The Company's available-for-sale debt securities are measured at fair value using discounted cash flows. These fair value measurements are classified within Level 3 of the fair value hierarchy as the fair value is based on significant inputs that are not observable. Significant inputs include cash flows projections and a discount rate.

    In connection with the acquisitions of Pack Health and Labtech, the Company has contingent consideration obligations, with a potential maximum aggregate payment of $40 million, that are to be paid based on the achievement of certain testing volume or revenue benchmarks. As of March 31, 2022, the fair value of these contingent consideration liabilities totaled $33 million. These contingent consideration liabilities are measured at fair value using either an option-pricing method or a Monte Carlo method and are classified within Level 3 of the fair value hierarchy as the fair value is determined based on significant inputs that are not observable. Significant inputs include management’s estimate of volume or revenue and other market inputs, including comparable company revenue volatility (7.5%) and a discount rate (ranging from 2.5% to 3.0%).

    For further details regarding the Company's acquisitions, see Note 5 to the audited consolidated financial statements in the Company's 2021 Annual Report on Form 10-K and Note 4 to the interim unaudited consolidated financial statements.

    The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2021	$5
Purchases, additions and issuances	28
Balance, March 31, 2022	$33

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of March 31, 2022, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of March 31, 2022 and December 31, 2021, the fair value of the Company’s debt was estimated at $4.1 billion and $4.4 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

6.    GOODWILL AND INTANGIBLE ASSETS

    The changes in goodwill for the three months ended March 31, 2022 and for the year ended December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Balance, beginning of period	$7,095	$6,873
Goodwill acquired during the period	96	228
Adjustments to goodwill	6	(6)
Balance, end of period	$7,197	$7,095

    Principally all of the Company’s goodwill as of March 31, 2022 and December 31, 2021 was associated with its DIS business.

    For the three months ended March 31, 2022, goodwill acquired was principally associated with the acquisition of Pack Health, and adjustments to goodwill primarily related to an adjustment of the purchase price allocation for Labtech (see Note 4), partially offset by foreign currency translation. For the year ended December 31, 2021, goodwill acquired was principally associated with the acquisitions of the assets of the outreach laboratory services business of Mercy Health and the assets of Labtech (see Note 5 to the audited consolidated financial statements in the Company's 2021 Annual Report on Form 10-K), and adjustments to goodwill related to foreign currency translation.

    Intangible assets as of March 31, 2022 and December 31, 2021 consisted of the following:

	Weighted Average Amortization Period (in years)	March 31, 2022			December 31, 2021
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	17	$1,609	$(749)	$860	$1,581	$(726)	$855
Non-compete agreements	9	3	(3)	—	3	(2)	1
Technology	14	140	(76)	64	141	(74)	67
Other	6	114	(102)	12	109	(101)	8
Total	17	1,866	(930)	936	1,834	(903)	931

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$2,102	$(930)	$1,172	$2,070	$(903)	$1,167

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2022 is as follows:

Year Ending December 31,
Remainder of 2022	$80
2023	106
2024	102
2025	101
2026	95
2027	85
Thereafter	367
Total	$936

7.    FINANCIAL INSTRUMENTS

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

    Interest Rate Risk

    The Company is exposed to interest rate risk on its cash and cash equivalents and its debt obligations. Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows and the impact of interest rate risk is not material. The Company's debt obligations consist of fixed-rate and, from time to time, variable-rate debt instruments. The Company's primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range. In order to achieve this objective, the Company has historically entered into interest rate swap agreements.

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

    As of March 31, 2022 and December 31, 2021, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	March 31, 2022	December 31, 2021
Long-term debt	$35	$38

(a) As of both March 31, 2022 and December 31, 2021, the entire balance is associated with remaining unamortized hedging adjustments on discontinued relationships.

    A detailed description regarding the Company's use of derivative financial instruments is contained in Note 15 to the audited consolidated financial statements in the Company's 2021 Annual Report on Form 10-K.

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

    For the three months ended March 31, 2022 and 2021, the tax effects related to the deferred gains (losses) on cash flow hedges and net changes in available-for-sale debt securities were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

    Dividend Program

    During the first quarter of 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.66 per common share. During each of the four quarters of 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.62 per common share.

    Share Repurchase Program

    In February 2022, the Company's Board of Directors increased the size of its share repurchase program by $1 billion. As of March 31, 2022, $1.3 billion remained available under the Company’s share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the three months ended March 31, 2022, the Company repurchased 2.6 million shares of its common stock for $350 million.

    For the three months ended March 31, 2021, the Company repurchased 3.4 million shares of its common stock for $410 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Shares Reissued from Treasury Stock

    For the three months ended March 31, 2022 and 2021, the Company reissued 0.5 million shares and 0.6 million shares, respectively, from treasury stock under its Employee Stock Purchase Plan and its stock-based compensation program. For details regarding the Company's stock ownership and compensation plans, see Note 17 to the audited consolidated financial statements in the Company's 2021 Annual Report on Form 10-K.

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. As of March 31, 2022 and December 31, 2021, the redeemable noncontrolling interest was presented at its fair value. For further information regarding the fair value of the redeemable noncontrolling interest, see Note 5.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

9.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Depreciation expense	$79	$74
Amortization expense	27	27
Depreciation and amortization expense	$106	$101

Interest expense	$(37)	$(38)
Interest income	—	—
Interest expense, net	$(37)	$(38)

Interest paid	$32	$32
Income taxes paid	$23	$7

Accounts payable associated with capital expenditures	$22	$30
Dividends payable	$78	$82

Businesses acquired:
Fair value of assets acquired	$142	$—
Fair value of liabilities assumed	15	—
Fair value of net assets acquired	127	—
Merger consideration payable	(18)	—
Cash paid for business acquisitions	109	—
Less: Cash acquired	4	—
Business acquisitions, net of cash acquired	$105	$—

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$63	$36

    During the three months ended March 31, 2022, the Company amended a real estate lease and, based on the updated terms, the classification of the lease changed from a finance lease to an operating lease. As a result, the Company recorded a $31 million operating lease right-of-use asset.

10.     COMMITMENTS AND CONTINGENCIES

    Letters of Credit

    The Company can issue letters of credit totaling $100 million under its $600 million secured receivables credit facility and $150 million under its $750 million senior unsecured revolving credit facility. For further discussion regarding the Company's secured receivables credit facility and senior unsecured revolving credit facility, see Note 13 to the audited consolidated financial statements in the Company's 2021 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    In support of its risk management program, $70 million in letters of credit under the secured receivables credit facility were outstanding as of March 31, 2022, providing collateral for current and future automobile liability and workers’ compensation loss payments.

    Contingent Lease Obligations

    The Company remains subject to contingent obligations under certain real estate leases for which no liability has been recorded. For further details, see Note 18 to the audited consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K.

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

    Numerous putative class action lawsuits were filed against the Company related to the AMCA Data Security Incident. The U.S. Judicial Panel on Multidistrict Litigation transferred the cases that were then still pending to, and consolidated them for pre-trial proceedings in, the U.S. District Court for New Jersey. In November 2019, the plaintiffs in the multidistrict proceeding filed a consolidated putative class action complaint against the Company and Optum360 that named additional individuals as plaintiffs and that asserted a variety of common law and statutory claims in connection with the AMCA Data Security Incident. In January 2020, the Company moved to dismiss the consolidated complaint; the motion to dismiss was granted in part and denied in part.

    In addition, in 2019 the Company was notified that the Office for Civil Rights of the U.S. Department of Health and Human Services ("OCR") and numerous state attorney general offices were investigating or otherwise seeking information and/or documents, and that certain U.S. senators were seeking information, from the Company related to the AMCA Data Security Incident. On April 6, 2022, OCR informed the Company that it closed its review.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

ReproSource Fertility Diagnostics, Inc.

    ReproSource Fertility Diagnostics, Inc. (“ReproSource”), a subsidiary of the Company, is subject to two putative class action lawsuits: Bickham v. ReproSource Fertility Diagnostics, Inc. (U.S. District Court for Massachusetts) and Gordon v. ReproSource Fertility Diagnostics, Inc. (U.S. District Court for Nevada). The class actions are related to a data security incident that occurred in August 2021 in which an unauthorized party may have accessed or acquired protected health information and personally identifiable information of ReproSource patients. The complaints generally allege that ReproSource, among other claims, failed to adequately safeguard customers’ private information. ReproSource has moved to dismiss both complaints and to transfer the Gordon complaint to the U.S. District Court for Massachusetts. In addition, the Company has been notified that certain federal and state governmental authorities, including OCR and attorney general offices from three states, are investigating or otherwise seeking information and/or documents related to the incident.

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

    The federal or state governments may bring claims based on the Company's current practices, which it believes are lawful. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers. The Company is aware of lawsuits, and from time to time has received subpoenas, related to billing or other practices based on the False Claims Act or other federal and state statutes, regulations or other laws. The Company understands that there may be other pending qui tam claims brought by former employees or other "whistleblowers" as to which the Company cannot determine the extent of any potential liability.

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

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of March 31, 2022, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $3 million and $4 million as of March 31, 2022 and December 31, 2021, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Reserves for General and Professional Liability Claims

    As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $158 million and $159 million as of March 31, 2022 and December 31, 2021, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures.

11.    BUSINESS SEGMENT INFORMATION

    The Company's DIS business is the only reportable segment based on the manner in which the Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), assesses performance and allocates resources across the organization. The DIS business provides diagnostic information services to a broad range of customers, including patients, clinicians, hospitals, IDNs, health plans, employers, ACOs and DCEs. The Company is the world's leading provider of diagnostic information services, which includes providing information and insights based on the industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The DIS business accounted for greater than 95% of net revenues in 2022 and 2021.

    All other operating segments include the Company's DS businesses, which consist of its risk assessment services and healthcare information technology businesses. The Company's DS businesses are the leading provider of risk assessment services for the life insurance industry and offer healthcare organizations and clinicians robust information technology solutions.

    As of March 31, 2022, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

    The following table is a summary of segment information for the three months ended March 31, 2022 and 2021. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangible assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2021 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Three Months Ended March 31,
	2022	2021
Net revenues:
DIS business	$2,541	$2,643
All other operating segments	70	77
Total net revenues	$2,611	$2,720

Operating earnings (loss):
DIS business	$562	$712
All other operating segments	7	9
General corporate activities	(56)	(61)
Total operating income	513	660
Non-operating expense, net	(61)	(34)
Income before income taxes and equity in earnings of equity method investees	452	626
Income tax expense	(110)	(153)
Equity in earnings of equity method investees, net of taxes	31	17
Net income	373	490
Less: Net income attributable to noncontrolling interests	18	21
Net income attributable to Quest Diagnostics	$355	$469

    Net revenues by major service were as follows:

	Three Months Ended March 31,
	2022	2021

Routine clinical testing and other services	$1,066	$1,032
COVID-19 testing services	599	828
Gene-based and esoteric (including advanced diagnostics) testing services	739	653
Anatomic pathology testing services	137	130
All other	70	77
Total net revenues	$2,611	$2,720

12.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three months ended March 31, 2022 and 2021 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers (Medicare and Medicaid programs), client payers and patients.

    For further details regarding revenue recognition in the Company's DIS business, see Note 3 to the audited consolidated financial statements in the Company's 2021 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    DS

    The Company’s DS businesses primarily satisfy their performance obligations and recognize revenues when delivery has occurred or services have been rendered.

    Net Revenue and Net Accounts Receivable by Customer Type

    The approximate percentage of net revenue by type of customer was as follows:

	Three Months Ended March 31,
	2022	2021
Healthcare insurers:
Fee-for-service	39%	38%
Capitated	2	2
Total healthcare insurers	41	40
Government payers	11	10
Client payers	32	35
Patients (including coinsurance and deductible responsibilities)	13	12
Total DIS	97	97
DS	3	3
Net revenues	100%	100%

    The approximate percentage of net accounts receivable by type of customer was as follows:

	March 31, 2022	December 31, 2021

Healthcare Insurers	29%	32%
Government Payers	6	6
Client Payers	41	38
Patients (including coinsurance and deductible responsibilities)	20	21
Total DIS	96	97
DS	4	3
Net accounts receivable	100%	100%

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

First Quarter Highlights

	Three Months Ended March 31,
	2022	2021
	(dollars in millions, except per share data)
Net revenues	$2,611	$2,720
Base business revenues (a)	$2,012	$1,892
COVID-19 testing revenues	$599	$828

DIS revenues	$2,541	$2,643
Revenue per requisition change	(5.2)%	20.5%
Requisition volume change	1.3%	25.6%
Organic requisition volume change	—%	21.6%
DS revenues	$70	$77
Net income attributable to Quest Diagnostics	$355	$469
Diluted earnings per share	$2.92	$3.46
Net cash provided by operating activities	$480	$731

(a) Excludes COVID-19 testing.

    The impact that the COVID-19 pandemic had on our DIS revenues, including requisition volume and revenue per requisition are discussed further below under "Impact of COVID-19" and "Results of Operations".

    For further discussion of the year-over-year changes for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, see "Results of Operations" below.

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

    Due to the COVID-19 pandemic, we have experienced significant volatility, including periods of material decline compared to prior year periods in testing volume in our base business (which excludes COVID-19 testing) and periods of significant demand for COVID-19 testing services, with demand generally fluctuating in line with changes in the prevalence of the virus and related variants. Additionally, compared to historical levels, our revenue per requisition has been positively impacted by COVID-19 molecular testing.

    In March 2022, the U.S. Health Resources and Services Administration ("HRSA") informed providers that, after March 22, 2022, it would stop accepting claims for testing and treatment for uninsured individuals under the HRSA COVID-19 Uninsured Program and that claims submitted prior to that date would be subject to eligibility and availability of funds. For the three months ended March 31, 2022, revenue for testing of uninsured individuals under the HRSA COVID-19 Uninsured Program represented approximately 12% of our COVID-19 testing revenue. As of March 31, 2022, less than 5% of our net accounts receivable was associated with claims for reimbursement for COVID-19 testing of uninsured individuals. Although we believe that our estimates for contractual allowances and patient price concessions are appropriate, actual results could differ from those estimates. For further details on revenue and receivables, see Note 12 to the interim unaudited consolidated financial statements.

Acquisition of Pack Health, LLC ("Pack Health")

    On February 1, 2022, we completed the acquisition of Pack Health, a patient engagement company that helps individuals adopt healthier behaviors to improve outcomes, in an all cash transaction for $123 million, net of $4 million cash acquired, which consisted of cash consideration of $105 million and contingent consideration initially estimated at $18 million. The contingent consideration arrangement is dependent upon the achievement of certain revenue benchmarks. The acquired business is included in our DIS business.

    For further details, see Note 4 to the interim unaudited consolidated financial statements.

Invigorate Program

    We are engaged in a multi-year program called Invigorate, which is designed to reduce our cost structure and improve our performance. We currently aim annually to achieve savings and productivity improvements of approximately 3% of our costs.

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

    For the three months ended March 31, 2022, we incurred $11 million of pre-tax charges under our Invigorate program primarily consisting of systems conversion and integration costs, all of which result in cash expenditures. Additional restructuring charges may be incurred in future periods as we identify additional opportunities to achieve further savings and productivity improvements.

Critical Accounting Policies

    There have been no significant changes to our critical accounting policies from those disclosed in our 2021 Annual Report on Form 10-K.

Impact of New Accounting Standards

    The adoption of new accounting standards, if any, is discussed in Note 2 to the interim unaudited consolidated financial statements.

    The impact of recent accounting pronouncements not yet effective on our consolidated financial statements, if any, is also discussed in Note 2 to the interim unaudited consolidated financial statements.

Results of Operations

    The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$2,541	$2,643	$(102)	(3.9)%
DS businesses	70	77	(7)	(8.9)
Total net revenues	$2,611	$2,720	$(109)	(4.0)%

Operating costs and expenses and other operating income:
Cost of services	$1,646	$1,626	$20	1.3%
Selling, general and administrative	425	407	18	4.5
Amortization of intangible assets	27	27	—	NM
Total operating costs and expenses, net	$2,098	$2,060	$38	1.9%

Operating income	$513	$660	$(147)	(22.3)%

Other income (expense):
Interest expense, net	$(37)	$(38)	$1	(1.5)%
Other (expense) income, net	(24)	4	(28)	NM
Total non-operating expense, net	$(61)	$(34)	$(27)	NM

Income tax expense	$(110)	$(153)	$43	(28.5)%

Effective income tax rate	24.4%	24.6%

Equity in earnings of equity method investees, net of taxes	$31	$17	$14	85.9%

Net income attributable to Quest Diagnostics	$355	$469	$(114)	(24.3)%

Diluted earnings per common share attributable to Quest Diagnostics' common stockholders	$2.92	$3.46	$(0.54)	(15.6)%

NM - Not Meaningful

    The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2022	2021
Net revenues:
DIS business	97.3%	97.2%
DS businesses	2.7	2.8
Total net revenues	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	63.0%	59.8%
Selling, general and administrative	16.3	14.9
Amortization of intangible assets	1.0	1.0
Total operating costs and expenses, net	80.3%	75.7%

Operating income	19.7%	24.3%

    Operating Results

    Results for the three months ended March 31, 2022 were affected by certain items that on a net basis decreased diluted earnings per share by $0.30 as follows:

•pre-tax amortization expense of $27 million or $0.16 per diluted share;
•pre-tax charges of $16 million in other (expense) income, net, or $0.10 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments;
•pre-tax charges of $12 million ($3 million in cost of services and $9 million in selling, general and administrative expenses), or $0.07 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $2 million in selling, general and administrative, or $0.01 per diluted share, primarily representing costs associated with donations, contributions and other financial support through Quest for Health Equity (our initiative with the Quest Diagnostics Foundation to reduce health disparities in underserved communities); partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $5 million, or $0.04 per diluted share, recorded in income tax expense.

    For the three months ended March 31, 2022, diluted earnings per share benefited from the impact of share repurchases, including under accelerated share repurchase agreements entered into in April 2021 to repurchase $1.5 billion of our common stock, on our weighted average shares outstanding as compared to the prior year period.

    Results for the three months ended March 31, 2021 were affected by certain items that on a net basis decreased diluted earnings per share by $0.30 as follows:

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

    Net Revenues

    Net revenues for the three months ended March 31, 2022 decreased by 4.0% compared to the prior year period.

    DIS revenues for the three months ended March 31, 2022 decreased by 3.9% compared to the prior year period. For the three months ended March 31, 2022:

•The decrease in revenue compared to the prior year period was driven by a decrease in COVID-19 testing, partially offset by growth in the base business (which excludes COVID-19 testing) and the impact of recent acquisitions. For the three months ended March 31, 2022, recent acquisitions contributed approximately 1.3% to DIS revenues.
•Revenues in the base business (including the impact of recent acquisitions) increased by 7.0% compared to the prior year period, as our base business continued to recover from the impact of the COVID-19 pandemic.
•DIS volume increased by 1.3% compared to the prior year period driven by growth in the base business, and the impact of recent acquisitions, which contributed approximately 1.3% to DIS volume, partially offset by a decrease in COVID-19 testing.
•Testing volume in the base business (including the impact of recent acquisitions) was up 6.2% compared to the prior year period due to the continued recovery from the impact of the COVID-19 pandemic.
•Revenue per requisition decreased by 5.2% compared to prior year period driven in large part by the decrease in COVID-19 molecular testing and unit price pressure of less than 1%.

    DS revenues for the three months ended March 31, 2022 decreased by 8.9% compared to the prior year period primarily due to lower revenues associated with our risk assessment services offered to the life insurance industry.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services. For the three months ended March 31, 2022, cost of services increased by $20 million compared to the prior year period. The increase was primarily driven by higher compensation and benefits costs (primarily related to wage increases), higher collection expense associated with COVID-19 testing volumes that come in through non-traditional channels, and additional costs associated with our acquisitions. These increases were partially offset by lower supplies expense associated with reduced COVID-19 testing volumes.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    SG&A increased by $18 million for the three months ended March 31, 2022, compared to the prior year period, primarily driven by additional costs associated with investments in our strategic growth initiatives and higher compensation and benefits costs (including headcount and wage increases), partially offset by $12 million of lower costs associated with changes in the value of our deferred compensation obligations.

    The changes in the value of our deferred compensation obligations is largely offset by changes in the value of the associated investments, which are recorded in other (expense) income, net. For further details regarding our deferred compensation plans, see Note 17 to the audited consolidated financial statements included in our 2021 Annual Report on Form 10-K.

    Amortization Expense

    For the three months ended March 31, 2022, amortization expense was flat compared to the prior year period.

    Interest Expense, Net

    Interest expense, net for the three months ended March 31, 2022 was primarily consistent with the prior year period.

    Other (Expense) Income, Net

    Other (expense) income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the three months ended March 31, 2022, other (expense) income, net included $16 million of losses associated with changes in the carrying value of our strategic investments and $8 million of losses associated with investments in our deferred compensation plans.

    For the three months ended March 31, 2021, other (expense) income, net included $4 million of gains associated with investments in our deferred compensation plans.

    Income Tax Expense

    Income tax expense for the three months ended March 31, 2022 and 2021 was $110 million and $153 million, respectively. The decrease in income tax expense for the three months ended March 31, 2022 compared to the prior year period was primarily driven by a decrease in income before income taxes and equity in earnings of equity method investees.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    Equity in earnings of equity method investees, net of taxes increased for the three months ended March 31, 2022 by $14 million compared to the prior year period primarily due to demand for COVID-19 testing services and recovery in the base business of our diagnostic information services joint venture combined with lower equity earnings in the prior year period due to a non-cash impairment to the carrying value of an equity method investment of $8 million, partially offset by $7 million of lower equity earnings in the current year period as a result of the April 2021 sale of our 40% ownership interest in Q2 Solutions®.

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

    As of March 31, 2022 and December 31, 2021, the fair value of our debt was estimated at approximately $4.1 billion and $4.4 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of March 31, 2022 and December 31, 2021, the estimated fair value exceeded the carrying value of the debt by $65 million and $403 million, respectively. A hypothetical 10% increase in interest rates (representing 35 basis points as of March 31, 2022 and 23 basis points as of December 31, 2021) would potentially reduce the estimated fair value of our debt by approximately $108 million and $89 million as of March 31, 2022 and December 31, 2021, respectively.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either commercial paper rates for highly rated issuers, or London Interbank Offered Rate ("LIBOR"), plus a spread. As of March 31, 2022, interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates and changes in our public debt ratings. As of March 31, 2022, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or LIBOR, plus a spread of 0.725% to 0.80%; and for our senior unsecured revolving credit facility, LIBOR plus 1.00%. As of March 31, 2022, there were no borrowings outstanding under either our $600 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility.

    A hypothetical 10% change to the variable rate component of our variable rate indebtedness would not materially change our annual interest expense.

    For further details regarding our outstanding debt, see Note 13 to the audited consolidated financial statements included in our 2021 Annual Report on Form 10-K. For details regarding our financial instruments and hedging activities, see Note 7 to the interim unaudited consolidated financial statements and Note 15 to the audited consolidated financial statements included in our 2021 Annual Report on Form 10-K.

    Risk Associated with Investment Portfolio

    Our investment portfolio primarily includes equity investments comprised mostly of strategic holdings in companies concentrated in the life sciences and healthcare industries. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values are measured at fair value in prepaid expenses and other current assets in our consolidated balance sheet with changes in fair value recorded in current earnings in our consolidated statement of operations. Equity investments that do not have readily determinable fair values (which consist of investments in preferred and common shares of private companies) are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes. We regularly evaluate equity investments that do not have readily determinable fair values to determine if there are any indicators that the investments are impaired. The carrying value of our equity investments that do not have readily determinable fair values was $4 million as of March 31, 2022.

    We do not hedge our equity price risk. As of March 31, 2022, a 10% change in the fair values of our equity investments with readily determinable fair values would have impacted our consolidated income before income taxes and equity in earnings of equity method investees by $3 million. The impact of an adverse movement in equity prices on our holdings in privately held companies cannot be easily quantified, as our ability to realize returns on investments depends on, among other things, the enterprises’ ability to raise additional capital or derive cash inflows from continuing operations or through liquidity events such as initial public offerings, mergers or private sales.

    In conjunction with the preparation of our March 31, 2022 financial statements, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2022	2021	Change
	(dollars in millions)
Net cash provided by operating activities	$480	$731	$(251)
Net cash used in investing activities	(169)	(93)	(76)
Net cash used in financing activities	(471)	(566)	95
Net change in cash and cash equivalents and restricted cash	$(160)	$72	$(232)

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments with original maturities, at the time of acquisition, of three months or less. Cash and cash equivalents as of March 31, 2022 totaled $712 million, compared to $872 million as of December 31, 2021.

    As of March 31, 2022, approximately 6% of our $712 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the three months ended March 31, 2022 and 2021 was $480 million and $731 million, respectively. The $251 million decrease in net cash provided by operating activities for the three months ended March 31, 2022, compared to the prior year period was primarily a result of lower operating income in 2022 as compared to 2021, and the timing of movements in our working capital accounts.

    Days sales outstanding ("DSO"), a measure of billing and collection efficiency, was 49 days as of March 31, 2022, 48 days as of December 31, 2021 and 46 days as of March 31, 2021. Recent changes in our DSO are partially due to fluctuations in our monthly revenue due to the impact of the COVID-19 pandemic.

    Cash Flows from Investing Activities

    Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $169 million and $93 million, respectively. This $76 million increase in cash used in investing activities for the three months ended March 31, 2022, compared to the prior year period was primarily a result of a $105 million increase in cash paid for business acquisitions, net of cash acquired, partially offset by a $23 million decrease in capital expenditures.

    Cash Flows from Financing Activities

    Net cash used in financing activities for the three months ended March 31, 2022 and 2021 was $471 million and $566 million, respectively. This $95 million decrease in cash used in financing activities for the three months ended March 31, 2022, compared to the prior year period was primarily a result of:

•a $60 million change in bank overdrafts, which are generally settled in cash the following day; and
•a $37 million decrease in repurchases of our common stock.

    During both the three months ended March 31, 2022 and 2021, there were no borrowings or repayments under our secured receivables credit facility or senior unsecured revolving credit facility.

    Dividend Program

    During the first quarter of 2022, our Board of Directors declared a quarterly cash dividend of $0.66 per common share. During each of the four quarters of 2021, our Board of Directors declared a quarterly cash dividend of $0.62 per common share.

    Share Repurchase Program

    In February 2022, our Board of Directors increased the size of our share repurchase program by $1 billion. As of March 31, 2022, $1.3 billion remained available under our share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the three months ended March 31, 2022, we repurchased 2.6 million shares of our common stock for $350 million.

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

    In conjunction with the preparation of our March 31, 2022 financial statements, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed.

    Requirements and Capital Resources

    We estimate that we will invest approximately $400 million during 2022 for capital expenditures, to support and grow our existing operations, principally related to investments in information technology, laboratory equipment and facilities, including laboratory automations and footprint optimization; and in our advanced diagnostics and consumer growth strategies.

    As of March 31, 2022, we had $1.3 billion of borrowing capacity available under our existing credit facilities, including $530 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings under these credit facilities as of March 31, 2022. In support of our risk management program, $70 million in letters of credit under the secured receivables credit facility were outstanding as of March 31, 2022. The secured receivables credit facility includes a $250 million loan commitment which matures in October 2022, and a $250 million loan commitment and a $100 million letter of credit facility which mature in October 2023. The senior unsecured revolving credit facility matures in November 2026. For further details regarding our credit facilities, see Note 13 to the audited consolidated financial statements in our 2021 Annual Report on Form 10-K.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of March 31, 2022, we were in compliance with all such applicable financial covenants.

    We have assessed the impact of the cessation of LIBOR and have identified and evaluated financial instruments and other contracts that refer to LIBOR. Our underlying exposure to LIBOR includes our existing credit facilities (see discussion above) under which we had no outstanding borrowings as of March 31, 2022. We expect to be able to transition all LIBOR based instruments and contracts to an alternative reference rate on or before the cessation of LIBOR and we do not believe that the cessation of LIBOR, or its replacement with an alternative reference rate or rates, will have a material impact on us.

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

    During the first quarter of 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    See Note 10 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2022.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2022 – January 31, 2022
Share Repurchase Program (A)	—	$—	—	$695,906
Employee Transactions (B)	886	$138.09	N/A	N/A
February 1, 2022 – February 28, 2022
Share Repurchase Program (A)	1,051,997	$131.18	1,051,997	$1,557,907
Employee Transactions (B)	84,350	$130.13	N/A	N/A
March 1, 2022 – March 31, 2022
Share Repurchase Program (A)	1,525,773	$138.95	1,525,773	$1,345,906
Employee Transactions (B)	126,116	$130.09	N/A	N/A
Total
Share Repurchase Program (A)	2,577,770	$135.78	2,577,770	$1,345,906
Employee Transactions (B)	211,352	$130.14	N/A	N/A

(A)In February 2022, our Board of Directors increased the size of our share repurchase program by $1 billion. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $12 billion of share repurchases of our common stock through March 31, 2022. The share repurchase authorization has no set expiration or termination date.

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

Item 6.Exhibits

    Exhibits:

22	Subsidiary Guarantors

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20220331.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20220331_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20220331_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20220331_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20220331_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 22, 2022
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
Chairman, Chief Executive Officer
and President

By	/s/ Mark J. Guinan
Mark J. Guinan
Executive Vice President and
Chief Financial Officer