Form 10-Q
period 2022-06-30
QUEST DIAGNOSTICS INC
filed 2022-07-22
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 15, 2022, there were outstanding 116,606,294 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$2,453	$2,550	$5,064	$5,270

Operating costs and expenses and other operating income:
Cost of services	1,611	1,565	3,257	3,191
Selling, general and administrative	422	429	847	836
Amortization of intangible assets	27	25	54	52
Other operating expense (income), net	5	(2)	5	(2)
Total operating costs and expenses, net	2,065	2,017	4,163	4,077

Operating income	388	533	901	1,193

Other income (expense):
Interest expense, net	(36)	(38)	(73)	(76)
Other (expense) income, net	(29)	322	(53)	326
Total non-operating (expense) income, net	(65)	284	(126)	250

Income before income taxes and equity in earnings of equity method investees	323	817	775	1,443
Income tax expense	(77)	(177)	(187)	(330)
Equity in earnings of equity method investees, net of taxes	4	10	35	27
Net income	250	650	623	1,140
Less: Net income attributable to noncontrolling interests	16	19	34	40
Net income attributable to Quest Diagnostics	$234	$631	$589	$1,100

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.00	$5.05	$4.97	$8.52

Diluted	$1.96	$4.96	$4.88	$8.38

Weighted average common shares outstanding:
Basic	117	125	118	129

Diluted	119	127	120	131

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$250	$650	$623	$1,140

Other comprehensive income (loss):
Foreign currency translation adjustment	(7)	21	(9)	18
Net change in available-for-sale debt securities, net of taxes	—	—	—	(7)
Other comprehensive (loss) income	(7)	21	(9)	11

Comprehensive income	243	671	614	1,151
Less: Comprehensive income attributable to noncontrolling interests	16	19	34	40
Comprehensive income attributable to Quest Diagnostics	$227	$652	$580	$1,111

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2022 AND DECEMBER 31, 2021
(unaudited)
(in millions, except per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$790	$872
Accounts receivable, net of allowance for credit losses of $29 and $31 as of June 30, 2022 and December 31, 2021, respectively	1,293	1,438
Inventories	187	208
Prepaid expenses and other current assets	156	223
Total current assets	2,426	2,741
Property, plant and equipment, net	1,664	1,707
Operating lease right-of-use assets	599	597
Goodwill	7,195	7,095
Intangible assets, net	1,144	1,167
Investments in equity method investees	147	141
Other assets	137	163
Total assets	$13,312	$13,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,420	$1,600
Current portion of long-term debt	2	2
Current portion of long-term operating lease liabilities	155	151
Total current liabilities	1,577	1,753
Long-term debt	3,983	4,010
Long-term operating lease liabilities	497	494
Other liabilities	728	792
Commitments and contingencies
Redeemable noncontrolling interest	77	79
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both June 30, 2022 and December 31, 2021; 162 shares issued as of both June 30, 2022 and December 31, 2021	2	2
Additional paid-in capital	2,250	2,260
Retained earnings	8,083	7,649
Accumulated other comprehensive loss	(23)	(14)
Treasury stock, at cost; 45 and 43 shares as of June 30, 2022 and December 31, 2021, respectively	(3,901)	(3,453)
Total Quest Diagnostics stockholders’ equity	6,411	6,444
Noncontrolling interests	39	39
Total stockholders’ equity	6,450	6,483
Total liabilities and stockholders’ equity	$13,312	$13,611

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(unaudited)
(in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$623	$1,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213	201
Provision for credit losses	1	2
Deferred income tax benefit	(20)	(89)
Stock-based compensation expense	37	39
Gain on disposition of investment	—	(314)
Other, net	33	1
Changes in operating assets and liabilities:
Accounts receivable	150	265
Accounts payable and accrued expenses	(201)	(199)
Income taxes payable	(4)	85
Other assets and liabilities, net	50	60
Net cash provided by operating activities	882	1,191

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(106)	(231)
Capital expenditures	(139)	(170)
Proceeds from disposition of investment	—	755
Increase in investments and other assets	(6)	(10)
Net cash (used in) provided by investing activities	(251)	344

Cash flows from financing activities:
Repayments of debt	(1)	(1)
Purchases of treasury stock	(573)	(1,910)
Exercise of stock options	68	68
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(27)	(22)
Dividends paid	(152)	(156)
Distributions to noncontrolling interest partners	(36)	(53)
Other financing activities, net	8	(59)
Net cash used in financing activities	(713)	(2,133)

Net change in cash and cash equivalents and restricted cash	(82)	(598)
Cash and cash equivalents and restricted cash, beginning of period	872	1,158
Cash and cash equivalents and restricted cash, end of period	$790	$560

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(unaudited)
(in millions)

For the Three Months Ended June 30, 2022		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, March 31, 2022	117	$2	$2,226	$7,926	$(16)	$(3,761)	$38	$6,415	$78
Net income				234			14	248	2
Other comprehensive loss, net of taxes					(7)			(7)
Dividends declared				(77)				(77)
Distributions to noncontrolling interest partners							(13)	(13)	(3)
Issuance of common stock under benefit plans			1			6		7
Stock-based compensation expense			19					19
Exercise of stock options	1		4			54		58
Purchases of treasury stock	(1)					(200)		(200)
Balance, June 30, 2022	117	$2	$2,250	$8,083	$(23)	$(3,901)	$39	$6,450	$77

For the Six Months Ended June 30, 2022		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2021	119	$2	$2,260	$7,649	$(14)	$(3,453)	$39	$6,483	$79
Net income				589			30	619	4
Other comprehensive loss, net of taxes					(9)			(9)
Dividends declared				(155)				(155)
Distributions to noncontrolling interest partners							(30)	(30)	(6)
Issuance of common stock under benefit plans	1		(40)			54		14
Stock-based compensation expense			37					37
Exercise of stock options	1		3			65		68
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)			(17)		(27)
Purchases of treasury stock	(4)					(550)		(550)
Balance, June 30, 2022	117	$2	$2,250	$8,083	$(23)	$(3,901)	$39	$6,450	$77

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
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

    The Company's testing volume and revenues have been materially impacted by the COVID-19 pandemic, including periods of significant demand for COVID-19 testing. As a result, operating results for the three and six months ended June 30, 2022 may not be indicative of the results that may be expected for the full year.

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

3.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$234	$631	$589	$1,100
Less: Earnings allocated to participating securities	1	3	2	4
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$233	$628	$587	$1,096

Weighted average common shares outstanding – basic	117	125	118	129
Effect of dilutive securities:
Stock options and performance share units	2	2	2	2
Weighted average common shares outstanding – diluted	119	127	120	131

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.00	$5.05	$4.97	$8.52
Diluted	$1.96	$4.96	$4.88	$8.38

    The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options and performance share units	1	1	—	1

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The sum of basic and diluted earnings per share attributable to Quest Diagnostics' common stockholders for the first two quarters of 2021 did not equal the total for the six months ended June 30, 2021 due to both quarterly fluctuations in the Company's earnings and in the weighted average common shares outstanding throughout the period as a result of the impact of share repurchases (see Note 9 for further details regarding the Company's share repurchases).

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

    On December 13, 2021, the Company completed the acquisition of assets of Labtech Diagnostics, LLC ("Labtech"), an independent clinical diagnostic laboratory provider serving physicians and patients primarily in South Carolina, North Carolina, Florida and Georgia, and recorded the assets acquired and liabilities assumed based on a preliminary purchase price allocation. During the six months ended June 30, 2022, the Company revised its purchase price allocation and recorded an $8 million increase to goodwill, a $3 million increase to customer-related intangible assets, a $1 million decrease to inventories and a $10 million increase to the estimated contingent consideration accrual. These adjustments did not have a material impact on the Company's consolidated results of operations. For further details regarding the fair value of the contingent consideration, see Note 6.

    For details regarding the Company's 2021 acquisitions, see Note 5 to the audited consolidated financial statements in the Company's 2021 Annual Report on Form 10-K.

5.    DISPOSITION

    On April 1, 2021, the Company sold its 40% ownership interest in Q2 Solutions® ("Q2 Solutions"), its clinical trials central laboratory services joint venture, to IQVIA Holdings, Inc. ("IQVIA"), its joint venture partner, for $760 million in an all-cash transaction. Prior to the transaction, the Company accounted for its minority interest as an equity method investment. As a result of the transaction, during the three months ended June 30, 2021, the Company recorded a $314 million pre-tax gain in other (expense) income, net in the consolidated statement of operations based on the difference between the net sales proceeds and the carrying value of the investment, including $20 million of cumulative translation losses which were previously recorded in accumulated other comprehensive loss. During the three months ended June 30, 2021, the Company also recorded $55 million of income tax expense related to the gain, consisting of $127 million of current income tax expense, partially offset by $72 million of deferred income tax benefit.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

6.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2022	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$65	$65	$—	$—
Cash surrender value of life insurance policies	46	—	46	—
Equity investments	17	17	—	—
Total	$128	$82	$46	$—

Liabilities:
Deferred compensation liabilities	$119	$—	$119	$—
Contingent consideration	39	—	—	39
Total	$158	$—	$119	$39

Redeemable noncontrolling interest	$77	$—	$—	$77

		Basis of Fair Value Measurements
December 31, 2021	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$77	$77	$—	$—
Cash surrender value of life insurance policies	57	—	57	—
Equity investments	44	44	—	—
Available-for-sale debt securities	1	—	—	1
Total	$179	$121	$57	$1

Liabilities:
Deferred compensation liabilities	$143	$—	$143	$—
Contingent consideration	5	—	—	5
Total	$148	$—	$143	$5

Redeemable noncontrolling interest	$79	$—	$—	$79

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

    In connection with the acquisitions of Pack Health and Labtech, the Company has contingent consideration obligations, with a potential maximum aggregate payment of $40 million, that are to be paid based on the achievement of certain testing volume or revenue benchmarks. As of June 30, 2022, the fair value of these contingent consideration accruals totaled $39 million. These contingent consideration accruals are measured at fair value using either an option-pricing method or a Monte Carlo method and are classified within Level 3 of the fair value hierarchy as the fair value is determined based on significant inputs that are not observable. Significant inputs include management’s estimate of volume or revenue and other market inputs, including comparable company revenue volatility (7.5%) and a discount rate (ranging from 2.5% to 3.0%). During the three months ended June 30, 2022, the contingent consideration accruals were increased primarily as a result of actual performance during the quarter, resulting in a $6 million loss recorded in other operating expense (income), net.

    For further details regarding the Company's acquisitions, see Note 5 to the audited consolidated financial statements in the Company's 2021 Annual Report on Form 10-K and Note 4.

    The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2021	$5
Purchases, additions and issuances	28
Total fair value adjustments included in earnings - realized/unrealized	6
Balance, June 30, 2022	$39

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

subsidiary at fair value commencing July 1, 2020. As of June 30, 2022, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of June 30, 2022 and December 31, 2021, the fair value of the Company’s debt was estimated at $3.8 billion and $4.4 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

7.    GOODWILL AND INTANGIBLE ASSETS

    The changes in goodwill for the six months ended June 30, 2022 and for the year ended December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Balance, beginning of period	$7,095	$6,873
Goodwill acquired during the period	97	228
Adjustments to goodwill	3	(6)
Balance, end of period	$7,195	$7,095

    Principally all of the Company’s goodwill as of June 30, 2022 and December 31, 2021 was associated with its DIS business.

    For the six months ended June 30, 2022, goodwill acquired was principally associated with the acquisition of Pack Health, and adjustments to goodwill primarily related to an adjustment of the purchase price allocation for Labtech (see Note 4), partially offset by foreign currency translation. For the year ended December 31, 2021, goodwill acquired was principally associated with the acquisitions of the assets of the outreach laboratory services business of Mercy Health and the assets of Labtech (see Note 5 to the audited consolidated financial statements in the Company's 2021 Annual Report on Form 10-K), and adjustments to goodwill related to foreign currency translation.

    Intangible assets as of June 30, 2022 and December 31, 2021 consisted of the following:

	Weighted Average Amortization Period (in years)	June 30, 2022			December 31, 2021
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	17	$1,609	$(773)	$836	$1,581	$(726)	$855
Non-compete agreements	9	3	(3)	—	3	(2)	1
Technology	14	139	(78)	61	141	(74)	67
Other	6	114	(103)	11	109	(101)	8
Total	17	1,865	(957)	908	1,834	(903)	931

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$2,101	$(957)	$1,144	$2,070	$(903)	$1,167

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2022 is as follows:

Year Ending December 31,
Remainder of 2022	$53
2023	106
2024	102
2025	101
2026	95
2027	84
Thereafter	367
Total	$908

8.    FINANCIAL INSTRUMENTS

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

    As of June 30, 2022 and December 31, 2021, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	June 30, 2022	December 31, 2021
Long-term debt	$32	$38

(a) As of both June 30, 2022 and December 31, 2021, the entire balance is associated with remaining unamortized hedging adjustments on discontinued relationships.

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

    For the three and six months ended June 30, 2022 and 2021, the tax effects related to the deferred gains (losses) on cash flow hedges and net changes in available-for-sale debt securities were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

    Dividend Program

    During each of the first and second quarters of 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.66 per common share. During each of the four quarters of 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.62 per common share.

    Share Repurchase Program

    In February 2022, the Company's Board of Directors increased the size of its share repurchase program by $1 billion. As of June 30, 2022, $1.1 billion remained available under the Company’s share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the six months ended June 30, 2022, the Company repurchased 4.0 million shares of its common stock for $550 million.

    For the six months ended June 30, 2021, the Company repurchased 12.5 million shares of its common stock for $1.6 billion, including 9.1 million shares repurchased under accelerated share repurchase agreements ("ASRs") as follows.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    In April 2021, the Company entered into ASRs with several financial institutions to repurchase its common stock as part of its share repurchase program. Each of the ASRs was structured to permit the Company to purchase shares immediately with the final purchase price of those shares determined by the volume-weighted average price of the Company's common stock, less a fixed discount, during the repurchase period, which ended during the fourth quarter of 2021. For the six months ended June 30, 2021, the Company paid $1.5 billion to the financial institutions and received 9.1 million shares of its common stock at an initial price of $132.27 per share for a value of $1.2 billion, which represented 80% of the total value of shares to be repurchased under the ASRs.

    Shares Reissued from Treasury Stock

    For each of the six months ended June 30, 2022 and 2021, the Company reissued 1.2 million shares from treasury stock under its Employee Stock Purchase Plan and its stock-based compensation program. For details regarding the Company's stock ownership and compensation plans, see Note 17 to the audited consolidated financial statements in the Company's 2021 Annual Report on Form 10-K.

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. As of June 30, 2022 and December 31, 2021, the redeemable noncontrolling interest was presented at its fair value. For further details regarding the fair value of the redeemable noncontrolling interest, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

10.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$80	$75	$159	$149
Amortization expense	27	25	54	52
Depreciation and amortization expense	$107	$100	$213	$201

Interest expense	$(38)	$(38)	$(75)	$(76)
Interest income	2	—	2	—
Interest expense, net	$(36)	$(38)	$(73)	$(76)

Interest paid	$46	$46	$78	$78
Income taxes paid	$159	$328	$182	$335

Accounts payable associated with capital expenditures	$23	$20	$23	$20
Dividends payable	$77	$77	$77	$77

Businesses acquired:
Fair value of assets acquired	$1	$234	$143	$234
Fair value of liabilities assumed	—	3	15	3
Fair value of net assets acquired	1	231	128	231
Merger consideration payable	—	—	(18)	—
Cash paid for business acquisitions	1	231	110	231
Less: Cash acquired	—	—	4	—
Business acquisitions, net of cash acquired	$1	$231	$106	$231

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$21	$33	$84	$69

    During the six months ended June 30, 2022, the Company amended a real estate lease and, based on the updated terms, the classification of the lease changed from a finance lease to an operating lease. As a result, the Company recorded a $31 million operating lease right-of-use asset.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    In support of its risk management program, $70 million in letters of credit under the secured receivables credit facility were outstanding as of June 30, 2022, providing collateral for current and future automobile liability and workers’ compensation loss payments.

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

    In addition, the Company has been notified that numerous state attorney general offices were investigating or otherwise seeking information and/or documents, and that certain U.S. senators were seeking information, from the Company related to the AMCA Data Security Incident.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

ReproSource Fertility Diagnostics, Inc.

    ReproSource Fertility Diagnostics, Inc. (“ReproSource”), a subsidiary of the Company, is subject to two putative class action lawsuits: Bickham v. ReproSource Fertility Diagnostics, Inc. (U.S. District Court for Massachusetts) and Gordon v. ReproSource Fertility Diagnostics, Inc. (U.S. District Court for Nevada). The class actions are related to a data security incident that occurred in August 2021 in which an unauthorized party may have accessed or acquired protected health information and personally identifiable information of ReproSource patients. The complaints generally allege that ReproSource, among other claims, failed to adequately safeguard customers’ private information. ReproSource has moved to dismiss both complaints and to transfer the Gordon complaint to the U.S. District Court for Massachusetts. In addition, the Company has been notified that certain federal and state governmental authorities, including the Office of Civil Rights of the U.S. Department of Health and Human Services and attorney general offices from three states, are investigating or otherwise seeking information and/or documents related to the incident.

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

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of June 30, 2022, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $3 million and $4 million as of June 30, 2022 and December 31, 2021, respectively.

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

    The Company is subject to a series of individual claims brought by persons in Ireland related to allegations stemming from pap smear screening services performed by the Company. In general, claimants have alleged that the results of certain pap smear screening tests performed by the Company and other providers, pursuant to a program coordinated by the Irish government, were incorrect for individuals who were later diagnosed with cervical cancer. The Irish government and an independent scoping inquiry commissioned by the Irish government found that the Company’s performance of its screening services for the Irish cervical cancer screening program were in accordance with both Ireland’s requirements and international standards. The Company has settled claims made by certain individuals, is a party in multiple lawsuits and may be served as a party in additional lawsuits. The Company does not believe that the resolution of existing or future claims will have a material adverse effect on its financial position or liquidity, but the ultimate outcomes of these claims are unpredictable and subject to significant uncertainties.

    Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $157 million and $159 million as of June 30, 2022 and December 31, 2021, respectively.

    While the basis for claims reserves is actuarially determined losses based upon the Company's historical and projected loss experience, the process of analyzing, assessing and establishing reserve estimates relative to these types of claims involves a high degree of judgment. Although the Company believes that its present reserves and insurance coverage are sufficient to cover currently estimated exposures, it is possible that the Company may incur liabilities in excess of its recorded reserves or insurance coverage. Changes in the facts and circumstances associated with claims could have a material impact on the Company’s results of operations (principally costs of services), cash flows and financial condition in the period that reserve estimates are adjusted or paid.

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

    As of June 30, 2022, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

    The following table is a summary of segment information for the three and six months ended June 30, 2022 and 2021. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangible assets and other operating income and expenses,

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2021 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues:
DIS business	$2,384	$2,474	$4,925	$5,117
All other operating segments	69	76	139	153
Total net revenues	$2,453	$2,550	$5,064	$5,270

Operating earnings (loss):
DIS business	$442	$601	$1,004	$1,313
All other operating segments	6	9	13	18
General corporate activities	(60)	(77)	(116)	(138)
Total operating income	388	533	901	1,193
Non-operating (expense) income, net	(65)	284	(126)	250
Income before income taxes and equity in earnings of equity method investees	323	817	775	1,443
Income tax expense	(77)	(177)	(187)	(330)
Equity in earnings of equity method investees, net of taxes	4	10	35	27
Net income	250	650	623	1,140
Less: Net income attributable to noncontrolling interests	16	19	34	40
Net income attributable to Quest Diagnostics	$234	$631	$589	$1,100

    Net revenues by major service were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Routine clinical testing and other services	$1,098	$1,150	$2,164	$2,182
COVID-19 testing services	355	511	954	1,339
Gene-based and esoteric (including advanced diagnostics) testing services	787	673	1,526	1,326
Anatomic pathology testing services	144	140	281	270
All other	69	76	139	153
Total net revenues	$2,453	$2,550	$5,064	$5,270

13.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three and six months ended June 30, 2022 and 2021 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions. The portfolios determined using the portfolio approach consist of the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

following groups of customers: healthcare insurers, government payers (Medicare and Medicaid programs), client payers and patients.

    For further details regarding revenue recognition in the Company's DIS business, see Note 3 to the audited consolidated financial statements in the Company's 2021 Annual Report on Form 10-K.

    DS

    The Company’s DS businesses primarily satisfy their performance obligations and recognize revenues when delivery has occurred or services have been rendered.

    Net Revenue and Net Accounts Receivable by Customer Type

    The approximate percentage of net revenue by type of customer was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Healthcare insurers:
Fee-for-service	38%	38%	38%	38%
Capitated	3	3	3	3
Total healthcare insurers	41	41	41	41
Government payers	11	10	11	10
Client payers	34	34	33	34
Patients (including coinsurance and deductible responsibilities)	11	12	12	12
Total DIS	97	97	97	97
DS	3	3	3	3
Net revenues	100%	100%	100%	100%

    The approximate percentage of net accounts receivable by type of customer was as follows:

	June 30, 2022	December 31, 2021

Healthcare Insurers	27%	32%
Government Payers	6	6
Client Payers	42	38
Patients (including coinsurance and deductible responsibilities)	21	21
Total DIS	96	97
DS	4	3
Net accounts receivable	100%	100%

14. TAXES ON INCOME

    For the three months ended June 30, 2022 and 2021, the effective income tax rate was 23.9% and 21.6%, respectively. For the three months ended June 30, 2021, the effective income tax rate benefited from a lower effective income tax rate, 17.6%, on the gain on the sale of the Company's 40% ownership interest in Q2 Solutions (see Note 5). In addition, the effective income tax rate benefited from $4 million and $5 million of excess tax benefits associated with stock-based compensation arrangements for the three months ended June 30, 2022 and 2021, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    For the six months ended June 30, 2022 and 2021, the effective income tax rate was 24.2% and 22.9%, respectively. For the six months ended June 30, 2021, the effective income tax rate benefited from a lower effective income tax rate, 17.6%, on the gain on the sale of the Company's 40% ownership interest in Q2 Solutions (see Note 5). In addition, the effective income tax rate benefited from $9 million of excess tax benefits associated with stock-based compensation arrangements for both the six months ended June 30, 2022 and 2021.

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

Second Quarter Highlights

	Three Months Ended June 30,
	2022	2021
	(dollars in millions, except per share data)
Net revenues	$2,453	$2,550
Base business revenues (a)	$2,098	$2,039
COVID-19 testing revenues	$355	$511

DIS revenues	$2,384	$2,474
Revenue per requisition change	(2.6)%	(3.6)%
Requisition volume change	(1.4)%	45.2%
Organic requisition volume change	(2.4)%	40.1%
DS revenues	$69	$76
Net income attributable to Quest Diagnostics	$234	$631
Diluted earnings per share	$1.96	$4.96
Net cash provided by operating activities	$402	$460

(a) Excludes COVID-19 testing.

    The impacts that the COVID-19 pandemic had on our DIS revenues, including requisition volume and revenue per requisition are discussed further below under "Impact of COVID-19" and "Results of Operations".

    For further discussion of the year-over-year changes for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, see "Results of Operations" below.

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

    In March 2022, the U.S. Health Resources and Services Administration ("HRSA") informed providers that, after March 22, 2022, it would stop accepting claims for testing and treatment for uninsured individuals under the HRSA COVID-19 Uninsured Program and that claims submitted prior to that date would be subject to eligibility and availability of funds. For the three months ended March 31, 2022, revenue for testing of uninsured individuals under the HRSA COVID-19 Uninsured Program represented approximately 12% of our COVID-19 testing revenue. As of June 30, 2022, we have no material outstanding net accounts receivable associated with claims for reimbursement under the HRSA COVID-19 Uninsured Program.

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

    For further details, see Note 4 and 6 to the interim unaudited consolidated financial statements.

Invigorate Program

    We are engaged in a multi-year program called Invigorate, which is designed to reduce our cost structure and improve our performance. We currently aim annually to achieve savings and productivity improvements of approximately 3% of our costs, which we believe will help offset pressures from the current inflationary environment.

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

    For the six months ended June 30, 2022, we incurred $20 million of pre-tax charges under our Invigorate program primarily consisting of systems conversion and integration costs, all of which resulted in cash expenditures. Additional restructuring charges may be incurred in future periods as we identify additional opportunities to achieve further savings and productivity improvements.

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

Results of Operations

    The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$2,384	$2,474	$(90)	(3.6)%	$4,925	$5,117	$(192)	(3.8)%
DS businesses	69	76	(7)	(8.8)	139	153	(14)	(8.9)
Total net revenues	$2,453	$2,550	$(97)	(3.8)%	$5,064	$5,270	$(206)	(3.9)%

Operating costs and expenses and other operating income:
Cost of services	$1,611	$1,565	$46	2.9%	$3,257	$3,191	$66	2.1%
Selling, general and administrative	422	429	(7)	(1.6)	847	836	11	1.4
Amortization of intangible assets	27	25	2	5.8	54	52	2	2.9
Other operating expense (income), net	5	(2)	7	NM	5	(2)	7	NM
Total operating costs and expenses, net	$2,065	$2,017	$48	2.4%	$4,163	$4,077	$86	2.1%

Operating income	$388	$533	$(145)	(27.2)%	$901	$1,193	$(292)	(24.5)%

Other income (expense):
Interest expense, net	$(36)	$(38)	$2	(5.1)%	$(73)	$(76)	$3	(3.3)%
Other (expense) income, net	(29)	322	(351)	NM	(53)	326	(379)	NM
Total non-operating (expense) income, net	$(65)	$284	$(349)	NM	$(126)	$250	$(376)	NM

Income tax expense	$(77)	$(177)	$100	(56.2)%	$(187)	$(330)	$143	(43.3)%

Effective income tax rate	23.9%	21.6%			24.2%	22.9%

Equity in earnings of equity method investees, net of taxes	$4	$10	$(6)	(60.6)%	$35	$27	$8	29.2%

Net income attributable to Quest Diagnostics	$234	$631	$(397)	(62.9)%	$589	$1,100	$(511)	(46.4)%

Diluted earnings per common share attributable to Quest Diagnostics' common stockholders	$1.96	$4.96	$(3.00)	(60.5)%	$4.88	$8.38	$(3.50)	(41.8)%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues:
DIS business	97.2%	97.0%	97.3%	97.1%
DS businesses	2.8	3.0	2.7	2.9
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	65.7%	61.4%	64.3%	60.6%
Selling, general and administrative	17.2	16.8	16.7	15.8
Amortization of intangible assets	1.0	1.0	1.1	1.0
Other operating expense (income), net	0.3	(0.1)	0.1	—
Total operating costs and expenses, net	84.2%	79.1%	82.2%	77.4%

Operating income	15.8%	20.9%	17.8%	22.6%

    Operating Results

    Results for the three months ended June 30, 2022 were affected by certain items that on a net basis decreased diluted earnings per share by $0.40 as follows:

•pre-tax amortization expense of $27 million recorded in amortization of intangible assets or $0.17 per diluted share;
•pre-tax charges of $21 million ($12 million in other (expense) income, net and $9 million in equity in earnings of equity method investees, net of taxes), or $0.13 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments;
•pre-tax charges of $12 million ($4 million in cost of services and $8 million in selling, general and administrative expenses), or $0.08 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $8 million ($2 million in selling, general and administrative expenses and $6 million in other operating expense (income), net), or $0.05 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accruals associated with previous acquisitions, and costs associated with donations, contributions and other financial support through Quest for Health Equity (our initiative with the Quest Diagnostics Foundation to reduce health disparities in underserved communities); partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $4 million, or $0.03 per diluted share, recorded in income tax expense.

    Results for the six months ended June 30, 2022 were affected by certain items that on a net basis decreased diluted earnings per share by $0.70 as follows:

•pre-tax amortization expense of $54 million recorded in amortization of intangible assets or $0.33 per diluted share;
•pre-tax charges of $37 million ($28 million in other (expense) income, net and $9 million in equity in earnings of equity method investees, net of taxes), or $0.23 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments;
•pre-tax charges of $24 million ($7 million in cost of services and $17 million in selling, general and administrative expenses), or $0.15 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business; and

•pre-tax charges of $10 million ($4 million in selling, general and administrative expenses and $6 million in other operating expense (income), net), or $0.06 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accruals associated with previous acquisitions, and costs associated with donations, contributions and other financial support through Quest for Health Equity; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $9 million, or $0.07 per diluted share, recorded in income tax expense.

    For both the three and six months ended June 30, 2022, diluted earnings per share benefited from the impact of share repurchases, including under accelerated share repurchase agreements ("ASRs") entered into in April 2021 to repurchase $1.5 billion of our common stock, on our weighted average shares outstanding as compared to the prior year periods.

    Results for the three months ended June 30, 2021 were affected by certain items that on a net basis increased diluted earnings per share by $1.78 as follows:

•a pre-tax gain recorded in other (expense) income, net of $314 million, or $2.04 per diluted share, on the sale of our 40% ownership interest in Q2 Solutions® ("Q2 Solutions"), our clinical trials central laboratory services joint venture, to IQVIA, our joint venture partner (see Note 5 to the interim unaudited consolidated financial statements); and
•excess tax benefits associated with stock-based compensation arrangements of $5 million, or $0.04 per diluted share, recorded in income tax expense; partially offset by
•pre-tax amortization expense of $25 million recorded in amortization of intangible assets or $0.15 per diluted share;
•pre-tax charges of $21 million ($12 million in cost of services and $9 million in selling, general and administrative expenses), or $0.12 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $5 million, or $0.03 per diluted share, associated with donations, contributions and other financial support through Quest for Health Equity, recorded in selling, general and administrative expenses.

    Results for the six months ended June 30, 2021 were affected by certain items that on a net basis increased diluted earnings per share by $1.42 as follows:

•a pre-tax gain recorded in other (expense) income, net of $314 million, or $1.98 per diluted share, on the sale of our 40% ownership interest in Q2 Solutions; and
•excess tax benefits associated with stock-based compensation arrangements of $9 million, or $0.07 per diluted share, recorded in income tax expense; partially offset by
•pre-tax amortization expense of $54 million ($52 million in amortization of intangible assets and $2 million in equity in earnings of equity method investees, net of taxes) or $0.31 per diluted share;
•pre-tax charges of $38 million ($19 million in cost of services and $19 million in selling, general and administrative expenses), or $0.22 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business;
•pre-tax charges of $8 million, or $0.04 per diluted share representing a non-cash impairment to the carrying value of an equity method investment, recorded in equity in earnings of equity method investees, net of taxes;
•pre-tax charges of $5 million, or $0.03 per diluted share, associated with donations, contributions and other financial support through Quest for Health Equity, recorded in selling, general and administrative expenses; and
•pre-tax charges of $4 million recorded in cost of services, or $0.03 per diluted share, representing the impact of certain items resulting from the COVID-19 pandemic including incremental costs incurred to protect the health and safety of our employees and customers.

    Net Revenues

    Net revenues for the three months ended June 30, 2022 decreased by 3.8% compared to the prior year period.

    DIS revenues for the three months ended June 30, 2022 decreased by 3.6% compared to the prior year period. For the three months ended June 30, 2022:

•The decrease in revenue compared to the prior year period was driven by a decrease in COVID-19 testing, partially offset by growth in the base business (which excludes COVID-19 testing) and the impact of recent acquisitions. For the three months ended June 30, 2022, recent acquisitions contributed approximately 1.0% to DIS revenues.
•Revenues in the base business (including the impact of recent acquisitions) increased by 3.3% compared to the prior year period. While our base business has continued to recover from the impact of the COVID-19 pandemic, we believe that it was impacted by softer healthcare utilization trends for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022.
•DIS volume decreased by 1.4% compared to the prior year period driven by a decrease in COVID-19 testing, partially offset by the impact of recent acquisitions, which contributed approximately 1.0% to DIS volume, and growth in the base business.
•Testing volume in the base business (including the impact of recent acquisitions) was up 1.8% compared to the prior year period due to the impact of recent acquisitions and the continued recovery from the impact of the COVID-19 pandemic.
•Revenue per requisition decreased by 2.6% compared to prior year period driven in large part by the decrease in COVID-19 molecular testing, and unit price pressure of less than 1.0%, partially offset by favorable test mix.

    DS revenues for the three months ended June 30, 2022 decreased by 8.8% compared to the prior year period primarily due to lower revenues associated with our risk assessment services offered to the life insurance industry.

    Net revenues for the six months ended June 30, 2022 decreased by 3.9% compared to the prior year period.

    DIS revenues for the six months ended June 30, 2022 decreased by 3.8% compared to the prior year period. For the six months ended June 30, 2022:

•The decrease in revenue compared to the prior year period was driven by a decrease in COVID-19 testing, partially offset by growth in the base business and the impact of recent acquisitions. For the six months ended June 30, 2022, recent acquisitions contributed approximately 1.1% to DIS revenues.
•Revenues in the base business (including the impact of recent acquisitions) increased by 5.1% compared to the prior year period, as our base business continued to recover from the impact of the COVID-19 pandemic.
•DIS volume was flat compared to the prior year period as growth in the base business and the impact of recent acquisitions, which contributed approximately 1.1% to DIS volume, were offset by a decrease in COVID-19 testing.
•Testing volume in the base business (including the impact of recent acquisitions) was up 3.9% compared to the prior year period due to the continued recovery from the impact of the COVID-19 pandemic.
•Revenue per requisition decreased by 3.9% compared to the prior year period driven in large part by the decrease in COVID-19 molecular testing and unit price pressure of less than 1.0%.

    DS revenues for the six months ended June 30, 2022 decreased by 8.9% compared to the prior year period primarily due to lower revenues associated with our risk assessment services offered to the life insurance industry.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    For the three months ended June 30, 2022, cost of services increased by $46 million compared to the prior year period. The increase was primarily driven by higher compensation and benefits costs (primarily related to wage increases), higher collection expense associated with COVID-19 testing volumes that come in through non-traditional retail channels, and additional costs associated with our acquisitions. These increases were partially offset by lower supplies expense associated with reduced COVID-19 testing volumes.

    For the six months ended June 30, 2022, cost of services increased by $66 million compared to the prior year period. The increase was primarily driven by higher compensation and benefits costs (primarily related to wage increases), higher collection expense associated with COVID-19 testing volumes that come in through non-traditional retail channels, and additional costs associated with our acquisitions. These increases were partially offset by lower supplies expense associated with reduced COVID-19 testing volumes.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    SG&A decreased by $7 million for the three months ended June 30, 2022, compared to the prior year period primarily due to $25 million of lower costs associated with changes in the value of our deferred compensation obligations, partially offset by additional costs associated with investments in our strategic growth initiatives and higher compensation and benefits costs (including headcount and wage increases).

    SG&A increased by $11 million for the six months ended June 30, 2022, compared to the prior year period, primarily driven by additional costs associated with investments in our strategic growth initiatives and higher compensation and benefits costs (including headcount and wage increases), partially offset by $37 million of lower costs associated with changes in the value of our deferred compensation obligations.

    The changes in the value of our deferred compensation obligations is largely offset by changes in the value of the associated investments, which are recorded in other (expense) income, net. For further details regarding our deferred compensation plans, see Note 17 to the audited consolidated financial statements included in our 2021 Annual Report on Form 10-K.

    Amortization Expense

    For both the three and six months ended June 30, 2022, amortization expense increased by $2 million compared to the prior year periods as a result of recent acquisitions.

    Other Operating Expense (Income), Net

    Other operating expense (income), net includes miscellaneous income and expense items and other charges related to operating activities.

    For both the three and six months ended June 30, 2022, other operating expense (income), net primarily represents a loss associated with the increase in the fair value of the contingent consideration accruals associated with previous acquisitions.

    Interest Expense, Net

    For both the three and six months ended June 30, 2022, interest expense, net was primarily consistent with the prior year periods.

    Other (Expense) Income, Net

    Other (expense) income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the three months ended June 30, 2022, other (expense) income, net included $17 million of losses associated with investments in our deferred compensation plans and $12 million of losses associated with changes in the carrying value of our strategic investments.

    For the three months ended June 30, 2021, other (expense) income, net included a $314 million pre-tax gain on the sale of our 40% ownership interest in Q2 Solutions, our clinical trials central laboratory services joint venture, to IQVIA, our joint venture partner (see Note 5 to the interim unaudited consolidated financial statements) and $8 million of gains associated with investments in our deferred compensation plans.

    For the six months ended June 30, 2022, other (expense) income, net included $28 million of losses associated with changes in the carrying value of our strategic investments and $25 million of losses associated with investments in our deferred compensation plans.

    For the six months ended June 30, 2021, other (expense) income, net included a $314 million pre-tax gain on the sale of our 40% ownership interest in Q2 Solutions and $12 million of gains associated with investments in our deferred compensation plans.

    Income Tax Expense

    Income tax expense for the three months ended June 30, 2022 and 2021 was $77 million and $177 million, respectively. The decrease in income tax expense for the three months ended June 30, 2022 compared to the prior year period was primarily driven by a decrease in income before income taxes and equity in earnings of equity method investees.

    For the three months ended June 30, 2022 and 2021, the effective income tax rate was 23.9% and 21.6%, respectively. For the three months ended June 30, 2021, the effective income tax rate benefited from a lower effective income tax rate, 17.6%, on the gain on the sale of our 40% ownership interest in Q2 Solutions. In addition, the effective income tax rate benefited from $4 million and $5 million of excess tax benefits associated with stock-based compensation arrangements for the three months ended June 30, 2022 and 2021, respectively.

    Income tax expense for the six months ended June 30, 2022 and 2021 was $187 million and $330 million, respectively. The decrease in income tax expense for the six months ended June 30, 2022 compared to the prior year period was primarily driven by a decrease in income before income taxes and equity in earnings of equity method investees.

    For the six months ended June 30, 2022 and 2021, the effective income tax rate was 24.2% and 22.9%, respectively. For the six months ended June 30, 2021, the effective income tax rate benefited from a lower effective income tax rate, 17.6%, on the gain on the sale of our 40% ownership interest in Q2 Solutions. In addition, the effective income tax rate benefited from $9 million of excess tax benefits associated with stock-based compensation arrangements for both the six months ended June 30, 2022 and 2021.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    Equity in earnings of equity method investees, net of taxes decreased for the three months ended June 30, 2022 by $6 million compared to the prior year period primarily due to net losses associated with changes in the carrying value of strategic investments.

    Equity in earnings of equity method investees, net of taxes increased for the six months ended June 30, 2022 by $8 million compared to the prior year period primarily due to demand for COVID-19 testing services and recovery in the base business of our diagnostic information services joint venture. Lower equity earnings in the current year period associated with changes in the carrying value of strategic investments of an equity method investee were offset by a non-cash impairment to the carrying value of an equity method investment of $8 million in the prior year period.

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

    As of June 30, 2022 and December 31, 2021, the fair value of our debt was estimated at approximately $3.8 billion and $4.4 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of June 30, 2022 and December 31, 2021, the estimated fair value (was less than) exceeded the carrying value of the debt by $(194) million and $403 million, respectively. A hypothetical 10% increase in interest rates (representing 44 basis points as of June 30, 2022 and 23 basis points as of

December 31, 2021) would potentially reduce the estimated fair value of our debt by approximately $118 million and $89 million as of June 30, 2022 and December 31, 2021, respectively.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either commercial paper rates for highly rated issuers, or London Interbank Offered Rate ("LIBOR"), plus a spread. As of June 30, 2022, interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates and changes in our public debt ratings. As of June 30, 2022, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or LIBOR, plus a spread of 0.725% to 0.80%; and for our senior unsecured revolving credit facility, LIBOR plus 1.00%. As of June 30, 2022, there were no borrowings outstanding under either our $600 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility.

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

    Risk Associated with Investment Portfolio

    Our investment portfolio primarily includes equity investments comprised mostly of strategic holdings in companies concentrated in the life sciences and healthcare industries. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values are measured at fair value in prepaid expenses and other current assets in our consolidated balance sheet with changes in fair value recorded in current earnings in our consolidated statement of operations. Equity investments that do not have readily determinable fair values (which consist of investments in preferred and common shares of private companies) are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes. We regularly evaluate equity investments that do not have readily determinable fair values to determine if there are any indicators that the investments are impaired. The carrying value of our equity investments that do not have readily determinable fair values was $4 million as of June 30, 2022.

    We do not hedge our equity price risk. As of June 30, 2022, a 10% change in the fair values of our equity investments with readily determinable fair values would have impacted our consolidated income before income taxes and equity in earnings of equity method investees by $2 million. The impact of an adverse movement in equity prices on our holdings in privately held companies cannot be easily quantified, as our ability to realize returns on investments depends on, among other things, the enterprises’ ability to raise additional capital or derive cash inflows from continuing operations or through liquidity events such as initial public offerings, mergers or private sales.

    In conjunction with the preparation of our June 30, 2022 financial statements, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2022	2021	Change
	(dollars in millions)
Net cash provided by operating activities	$882	$1,191	$(309)
Net cash (used in) provided by investing activities	(251)	344	(595)
Net cash used in financing activities	(713)	(2,133)	1,420
Net change in cash and cash equivalents and restricted cash	$(82)	$(598)	$516

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments with original maturities, at the time of acquisition, of three months or less. Cash and cash equivalents as of June 30, 2022 totaled $790 million, compared to $872 million as of December 31, 2021.

    As of June 30, 2022, approximately 5% of our $790 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the six months ended June 30, 2022 and 2021 was $882 million and $1,191 million, respectively. The $309 million decrease in net cash provided by operating activities for the six months ended June 30, 2022, compared to the prior year period was primarily a result of:

•lower operating income in 2022 as compared to 2021; and
•the timing of movements in our working capital accounts; partially offset by
•a $153 million decrease in income tax payments in 2022 as compared to 2021.

    Days sales outstanding ("DSO"), a measure of billing and collection efficiency, was 47 days as of June 30, 2022, 48 days as of December 31, 2021 and 46 days as of June 30, 2021.

    Cash Flows from Investing Activities

    Net cash (used in) provided by investing activities for the six months ended June 30, 2022 and 2021 was $(251) million and $344 million, respectively. This $595 million change in cash (used in) provided by investing activities for the six months ended June 30, 2022, compared to the prior year period was primarily a result of $755 million of net cash proceeds received in 2021 from the sale of our 40% ownership interest in Q2 Solutions, partially offset by a $125 million decrease in net cash paid for business acquisitions.

    Cash Flows from Financing Activities

    Net cash used in financing activities for the six months ended June 30, 2022 and 2021 was $713 million and $2,133 million, respectively. This $1,420 million decrease in cash used in financing activities for the six months ended June 30, 2022, compared to the prior year period was primarily a result of:

•a $1,337 million decrease in repurchases of our common stock; and
•a $66 million change in bank overdrafts, which are generally settled in cash the following day.

    During both the six months ended June 30, 2022 and 2021, there were no borrowings or repayments under our secured receivables credit facility or senior unsecured revolving credit facility.

    Dividend Program

    During each of the first and second quarters of 2022, our Board of Directors declared a quarterly cash dividend of $0.66 per common share. During each of the four quarters of 2021, our Board of Directors declared a quarterly cash dividend of $0.62 per common share.

    Share Repurchase Program

    In February 2022, our Board of Directors increased the size of our share repurchase program by $1 billion. As of June 30, 2022, $1.1 billion remained available under our share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the six months ended June 30, 2022, we repurchased 4.0 million shares of our common stock for $550 million.

    For the six months ended June 30, 2021, we repurchased 12.5 million shares of our common stock for $1.6 billion, including 9.1 million shares repurchased under ASRs.

    For further details regarding our share repurchases, see Note 9 to the interim unaudited consolidated financial statements.

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

    In conjunction with the preparation of our June 30, 2022 financial statements, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed.

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

    As of June 30, 2022, we had $1.3 billion of borrowing capacity available under our existing credit facilities, including $530 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings under these credit facilities as of June 30, 2022. In support of our risk management program, $70 million in letters of credit under the secured receivables credit facility were outstanding as of June 30, 2022. The secured receivables credit facility includes a $250 million loan commitment which matures in October 2022, and a $250 million loan commitment and a $100 million letter of credit facility which mature in October 2023. The senior unsecured revolving credit facility matures in November 2026. For further details regarding our credit facilities, see Note 13 to the audited consolidated financial statements in our 2021 Annual Report on Form 10-K.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of June 30, 2022, we were in compliance with all such applicable financial covenants.

    We have assessed the impact of the cessation of LIBOR and have identified and evaluated financial instruments and other contracts that refer to LIBOR. Our underlying exposure to LIBOR includes our existing credit facilities (see discussion above) under which we had no outstanding borrowings as of June 30, 2022. We expect to be able to transition all LIBOR based instruments and contracts to an alternative reference rate on or before the cessation of LIBOR and we do not believe that the cessation of LIBOR, or its replacement with an alternative reference rate or rates, will have a material impact on us.

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

    During the second quarter of 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    See Note 11 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the second quarter of 2022.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2022 – April 30, 2022
Share Repurchase Program (A)	219,959	$136.39	219,959	$1,315,906
Employee Transactions (B)	—	$—	N/A	N/A
May 1, 2022 – May 31, 2022
Share Repurchase Program (A)	761,312	$137.75	761,312	$1,211,036
Employee Transactions (B)	1,874	$139.13	N/A	N/A
June 1, 2022 – June 30, 2022
Share Repurchase Program (A)	489,185	$133.14	489,185	$1,145,907
Employee Transactions (B)	—	$—	N/A	N/A
Total
Share Repurchase Program (A)	1,470,456	$136.01	1,470,456	$1,145,907
Employee Transactions (B)	1,874	$139.13	N/A	N/A

(A)In February 2022, our Board of Directors increased the size of our share repurchase program by $1 billion. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $12 billion of share repurchases of our common stock through June 30, 2022. The share repurchase authorization has no set expiration or termination date.

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

Item 6.Exhibits

    Exhibits:

22	Subsidiary Guarantors

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20220630.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20220630_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20220630_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20220630_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20220630_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
July 22, 2022
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
Chairman, Chief Executive Officer
and President

By	/s/ Mark J. Guinan
Mark J. Guinan
Executive Vice President and
Chief Financial Officer