Form 10-Q
period 2022-09-30
QUEST DIAGNOSTICS INC
filed 2022-10-21
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 14, 2022, there were outstanding 113,887,466 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$2,486	$2,774	$7,550	$8,044

Operating costs and expenses and other operating income:
Cost of services	1,618	1,670	4,875	4,861
Selling, general and administrative	464	427	1,311	1,263
Amortization of intangible assets	27	25	81	77
Other operating income, net	(15)	—	(10)	(2)
Total operating costs and expenses, net	2,094	2,122	6,257	6,199

Operating income	392	652	1,293	1,845

Other income (expense):
Interest expense, net	(33)	(38)	(106)	(114)
Other (expense) income, net	(8)	40	(61)	366
Total non-operating (expense) income, net	(41)	2	(167)	252

Income before income taxes and equity in earnings of equity method investees	351	654	1,126	2,097
Income tax expense	(81)	(153)	(268)	(483)
Equity in earnings of equity method investees, net of taxes	6	26	41	53
Net income	276	527	899	1,667
Less: Net income attributable to noncontrolling interests	20	22	54	62
Net income attributable to Quest Diagnostics	$256	$505	$845	$1,605

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.20	$4.11	$7.17	$12.63

Diluted	$2.17	$4.02	$7.05	$12.41

Weighted average common shares outstanding:
Basic	116	123	117	127

Diluted	118	125	119	129

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$276	$527	$899	$1,667

Other comprehensive income (loss):
Foreign currency translation adjustment	(8)	(4)	(17)	14
Net change in available-for-sale debt securities, net of taxes	—	—	—	(7)
Net deferred gain on cash flow hedges, net of taxes	—	1	—	1
Other comprehensive (loss) income	(8)	(3)	(17)	8

Comprehensive income	268	524	882	1,675
Less: Comprehensive income attributable to noncontrolling interests	20	22	54	62
Comprehensive income attributable to Quest Diagnostics	$248	$502	$828	$1,613

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2022 AND DECEMBER 31, 2021
(unaudited)
(in millions, except per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$700	$872
Accounts receivable, net of allowance for credit losses of $29 and $31 as of September 30, 2022 and December 31, 2021, respectively	1,280	1,438
Inventories	183	208
Prepaid expenses and other current assets	171	223
Total current assets	2,334	2,741
Property, plant and equipment, net	1,707	1,707
Operating lease right-of-use assets	607	597
Goodwill	7,190	7,095
Intangible assets, net	1,115	1,167
Investments in equity method investees	138	141
Other assets	132	163
Total assets	$13,223	$13,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,447	$1,600
Current portion of long-term debt	2	2
Current portion of long-term operating lease liabilities	153	151
Total current liabilities	1,602	1,753
Long-term debt	3,980	4,010
Long-term operating lease liabilities	505	494
Other liabilities	787	792
Commitments and contingencies
Redeemable noncontrolling interest	77	79
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both September 30, 2022 and December 31, 2021; 162 shares issued as of both September 30, 2022 and December 31, 2021	2	2
Additional paid-in capital	2,272	2,260
Retained earnings	8,263	7,649
Accumulated other comprehensive loss	(31)	(14)
Treasury stock, at cost; 48 and 43 shares as of September 30, 2022 and December 31, 2021, respectively	(4,271)	(3,453)
Total Quest Diagnostics stockholders’ equity	6,235	6,444
Noncontrolling interests	37	39
Total stockholders’ equity	6,272	6,483
Total liabilities and stockholders’ equity	$13,223	$13,611

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$899	$1,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	321	302
Provision for credit losses	1	3
Deferred income tax provision (benefit)	45	(87)
Stock-based compensation expense	55	60
Gain on disposition of joint venture	—	(314)
Other, net	37	(48)
Changes in operating assets and liabilities:
Accounts receivable	162	45
Accounts payable and accrued expenses	(169)	36
Income taxes payable	(1)	49
Other assets and liabilities, net	34	39
Net cash provided by operating activities	1,384	1,752

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(106)	(251)
Capital expenditures	(257)	(259)
Proceeds from disposition of joint venture	—	755
(Increase) decrease in investments and other assets	(6)	3
Net cash (used in) provided by investing activities	(369)	248

Cash flows from financing activities:
Repayments of debt	(1)	(2)
Purchases of treasury stock	(947)	(1,910)
Exercise of stock options	96	108
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(28)	(22)
Dividends paid	(230)	(232)
Distributions to noncontrolling interest partners	(58)	(75)
Other financing activities, net	(19)	(38)
Net cash used in financing activities	(1,187)	(2,171)

Net change in cash and cash equivalents and restricted cash	(172)	(171)
Cash and cash equivalents and restricted cash, beginning of period	872	1,158
Cash and cash equivalents and restricted cash, end of period	$700	$987

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(unaudited)
(in millions)

For the Three Months Ended September 30, 2022		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, June 30, 2022	117	$2	$2,250	$8,083	$(23)	$(3,901)	$39	$6,450	$77
Net income				256			19	275	1
Other comprehensive loss, net of taxes					(8)			(8)
Dividends declared				(76)				(76)
Distributions to noncontrolling interest partners							(21)	(21)	(1)
Issuance of common stock under benefit plans			2			5		7
Stock-based compensation expense			18					18
Exercise of stock options			2			26		28
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans						(1)		(1)
Purchases of treasury stock	(3)					(400)		(400)
Balance, September 30, 2022	114	$2	$2,272	$8,263	$(31)	$(4,271)	$37	$6,272	$77

For the Nine Months Ended September 30, 2022		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2021	119	$2	$2,260	$7,649	$(14)	$(3,453)	$39	$6,483	$79
Net income				845			49	894	5
Other comprehensive loss, net of taxes					(17)			(17)
Dividends declared				(231)				(231)
Distributions to noncontrolling interest partners							(51)	(51)	(7)
Issuance of common stock under benefit plans	1		(38)			59		21
Stock-based compensation expense			55					55
Exercise of stock options	1		5			91		96
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)			(18)		(28)
Purchases of treasury stock	(7)					(950)		(950)
Balance, September 30, 2022	114	$2	$2,272	$8,263	$(31)	$(4,271)	$37	$6,272	$77

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, unless otherwise indicated)

1.    DESCRIPTION OF BUSINESS

    Background

    Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") empower people to take action to improve health outcomes.  The Company uses its extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management.  The Company's diagnostic information services business ("DIS") provides information and insights based on an industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The Company provides services to a broad range of customers, including patients, clinicians, hospitals, independent delivery networks ("IDNs"), health plans, employers, and accountable care organizations ("ACOs"). The Company offers the broadest access in the United States to diagnostic information services through its nationwide network of laboratories, patient service centers and phlebotomists in physician offices and the Company's connectivity resources, including call centers and mobile paramedics, nurses and other health and wellness professionals. The Company is the world's leading provider of diagnostic information services. The Company provides interpretive consultation with one of the largest medical and scientific staffs in the industry. The Company's Diagnostic Solutions businesses ("DS") are the leading provider of risk assessment services for the life insurance industry and offer healthcare organizations and clinicians robust information technology solutions.

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

    The Company's testing volume and revenues have been materially impacted by the COVID-19 pandemic, including periods of significant demand for COVID-19 testing. As a result, operating results for the three and nine months ended September 30, 2022 may not be indicative of the results that may be expected for the full year.

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

3.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$256	$505	$845	$1,605
Less: Earnings allocated to participating securities	2	2	4	6
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$254	$503	$841	$1,599

Weighted average common shares outstanding – basic	116	123	117	127
Effect of dilutive securities:
Stock options and performance share units	2	2	2	2
Weighted average common shares outstanding – diluted	118	125	119	129

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.20	$4.11	$7.17	$12.63
Diluted	$2.17	$4.02	$7.05	$12.41

    The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options and performance share units	1	—	—	—

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

    On December 13, 2021, the Company completed the acquisition of assets of Labtech Diagnostics, LLC ("Labtech"), an independent clinical diagnostic laboratory provider serving physicians and patients primarily in South Carolina, North Carolina, Florida and Georgia, and recorded the assets acquired and liabilities assumed based on a preliminary purchase price allocation. During the nine months ended September 30, 2022, the Company revised its purchase price allocation and recorded an $8 million increase to goodwill, a $3 million increase to customer-related intangible assets, a $1 million decrease to inventories and a $10 million increase to the estimated contingent consideration accrual. These adjustments did not have a material impact on the Company's consolidated results of operations. For further details regarding the fair value of the contingent consideration, see Note 6.

    For details regarding the Company's 2021 acquisitions, see Note 5 to the audited consolidated financial statements in the Company's 2021 Annual Report on Form 10-K.

5.    DISPOSITION

    On April 1, 2021, the Company sold its 40% ownership interest in Q2 Solutions® ("Q2 Solutions"), its clinical trials central laboratory services joint venture, to IQVIA Holdings, Inc., its joint venture partner, for $760 million in an all-cash transaction. Prior to the transaction, the Company accounted for its minority interest as an equity method investment. As a result of the transaction, during the nine months ended September 30, 2021, the Company recorded a $314 million pre-tax gain in other (expense) income, net in the consolidated statement of operations based on the difference between the net sales proceeds and the carrying value of the investment, including $20 million of cumulative translation losses which were previously recorded in accumulated other comprehensive loss. During the nine months ended September 30, 2021, the Company also recorded $55 million of income tax expense related to the gain, consisting of $127 million of current income tax expense, partially offset by $72 million of deferred income tax benefit.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

6.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2022	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$63	$63	$—	$—
Cash surrender value of life insurance policies	43	—	43	—
Equity investments	14	14	—	—
Total	$120	$77	$43	$—

Liabilities:
Deferred compensation liabilities	$113	$—	$113	$—
Contingent consideration	17	—	—	17
Total	$130	$—	$113	$17

Redeemable noncontrolling interest	$77	$—	$—	$77

		Basis of Fair Value Measurements
December 31, 2021	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$77	$77	$—	$—
Cash surrender value of life insurance policies	57	—	57	—
Equity investments	44	44	—	—
Available-for-sale debt securities	1	—	—	1
Total	$179	$121	$57	$1

Liabilities:
Deferred compensation liabilities	$143	$—	$143	$—
Contingent consideration	5	—	—	5
Total	$148	$—	$143	$5

Redeemable noncontrolling interest	$79	$—	$—	$79

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

    The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2021	$5
Purchases, additions and issuances	28
Settlements	(15)
Total fair value adjustments included in earnings - realized/unrealized	(1)
Balance, September 30, 2022	$17

    The $1 million net gain included in earnings associated with the change in the fair value of contingent consideration for the nine months ended September 30, 2022 is reported in other operating income, net.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of September 30, 2022, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of September 30, 2022 and December 31, 2021, the fair value of the Company’s debt was estimated at $3.6 billion and $4.4 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

7.    GOODWILL AND INTANGIBLE ASSETS

    The changes in goodwill for the nine months ended September 30, 2022 and for the year ended December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Balance, beginning of period	$7,095	$6,873
Goodwill acquired during the period	97	228
Adjustments to goodwill	(2)	(6)
Balance, end of period	$7,190	$7,095

    Principally all of the Company’s goodwill as of September 30, 2022 and December 31, 2021 was associated with its DIS business.

    For the nine months ended September 30, 2022, goodwill acquired was principally associated with the acquisition of Pack Health, and adjustments to goodwill primarily related to foreign currency translation, largely offset by an adjustment of the purchase price allocation for Labtech (see Note 4). For the year ended December 31, 2021, goodwill acquired was principally associated with the acquisitions of the assets of the outreach laboratory services business of Mercy Health and the assets of Labtech (see Note 5 to the audited consolidated financial statements in the Company's 2021 Annual Report on Form 10-K), and adjustments to goodwill related to foreign currency translation.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Intangible assets as of September 30, 2022 and December 31, 2021 consisted of the following:

	Weighted Average Amortization Period (in years)	September 30, 2022			December 31, 2021
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	17	$1,608	$(796)	$812	$1,581	$(726)	$855
Non-compete agreements	9	3	(3)	—	3	(2)	1
Technology	15	137	(80)	57	141	(74)	67
Other	6	114	(104)	10	109	(101)	8
Total	17	1,862	(983)	879	1,834	(903)	931

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$2,098	$(983)	$1,115	$2,070	$(903)	$1,167

    The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2022 is as follows:

Year Ending December 31,
Remainder of 2022	$27
2023	105
2024	102
2025	100
2026	95
2027	84
Thereafter	366
Total	$879

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

    As of September 30, 2022 and December 31, 2021, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	September 30, 2022	December 31, 2021
Long-term debt	$29	$38

(a) As of both September 30, 2022 and December 31, 2021, the entire balance is associated with remaining unamortized hedging adjustments on discontinued relationships.

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

    For the three and nine months ended September 30, 2022 and 2021, the tax effects related to the deferred gains (losses) on cash flow hedges and net changes in available-for-sale debt securities were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

    Dividend Program

    During each of the first three quarters of 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.66 per common share. During each of the four quarters of 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.62 per common share.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Share Repurchase Program

    In February 2022, the Company's Board of Directors increased the size of its share repurchase program by $1 billion. As of September 30, 2022, $746 million remained available under the Company’s share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the nine months ended September 30, 2022, the Company repurchased 7.1 million shares of its common stock for $950 million.

    For the nine months ended September 30, 2021, the Company repurchased 12.5 million shares of its common stock for $1.6 billion, including 9.1 million shares repurchased under accelerated share repurchase agreements ("ASRs") as follows.

    In April 2021, the Company entered into ASRs with several financial institutions to repurchase its common stock as part of its share repurchase program. Each of the ASRs was structured to permit the Company to purchase shares immediately with the final purchase price of those shares determined by the volume-weighted average price of the Company's common stock, less a fixed discount, during the repurchase period, which ended during the fourth quarter of 2021. For the nine months ended September 30, 2021, the Company paid $1.5 billion to the financial institutions and initially received 9.1 million shares of its common stock for a value of $1.2 billion, which represented 80% of the total value of shares to be repurchased under the ASRs based on the stock price at inception of the ASRs.

    Shares Reissued from Treasury Stock

    For the nine months ended September 30, 2022 and 2021, the Company reissued 1.6 million shares and 1.7 million shares, respectively, from treasury stock under its Employee Stock Purchase Plan and its stock-based compensation program. For details regarding the Company's stock ownership and compensation plans, see Note 17 to the audited consolidated financial statements in the Company's 2021 Annual Report on Form 10-K.

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

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. As of September 30, 2022 and December 31, 2021, the redeemable noncontrolling interest was presented at its fair value. For further details regarding the fair value of the redeemable noncontrolling interest, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

10.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$81	$76	$240	$225
Amortization expense	27	25	81	77
Depreciation and amortization expense	$108	$101	$321	$302

Interest expense	$(37)	$(38)	$(112)	$(114)
Interest income	4	—	6	—
Interest expense, net	$(33)	$(38)	$(106)	$(114)

Interest paid	$32	$33	$110	$111
Income taxes paid	$5	$187	$187	$522

Accounts payable associated with capital expenditures	$30	$24	$30	$24
Accounts payable associated with purchases of treasury stock	$26	$—	$26	$—
Dividends payable	$75	$77	$75	$77

Businesses acquired:
Fair value of assets acquired	$—	$20	$143	$254
Fair value of liabilities assumed	—	—	15	3
Fair value of net assets acquired	—	20	128	251
Merger consideration payable	—	—	(18)	—
Cash paid for business acquisitions	—	20	110	251
Less: Cash acquired	—	—	4	—
Business acquisitions, net of cash acquired	$—	$20	$106	$251

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$49	$46	$133	$115

    During the nine months ended September 30, 2022, the Company amended a real estate lease and, based on the updated terms, the classification of the lease changed from a finance lease to an operating lease. As a result, the Company recorded a $31 million operating lease right-of-use asset.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

11.     COMMITMENTS AND CONTINGENCIES

    Letters of Credit

    The Company can issue letters of credit totaling $100 million under its $600 million secured receivables credit facility and $150 million under its $750 million senior unsecured revolving credit facility. For further discussion regarding the Company's secured receivables credit facility and senior unsecured revolving credit facility, see Note 13 to the audited consolidated financial statements in the Company's 2021 Annual Report on Form 10-K and Note 15.

    In support of its risk management program, $70 million in letters of credit under the secured receivables credit facility were outstanding as of September 30, 2022, providing collateral for current and future automobile liability and workers’ compensation loss payments.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Numerous putative class action lawsuits were filed against the Company related to the AMCA Data Security Incident. The U.S. Judicial Panel on Multidistrict Litigation transferred the cases that were then still pending to, and consolidated them for pre-trial proceedings in, the U.S. District Court for New Jersey. In November 2019, the plaintiffs in the multidistrict proceeding filed a consolidated putative class action complaint against the Company and Optum360 that named additional individuals as plaintiffs and that asserted a variety of common law and statutory claims in connection with the AMCA Data Security Incident. In January 2020, the Company moved to dismiss the consolidated complaint; the motion to dismiss was granted in part and denied in part. Discovery is proceeding.

    In addition, the Company has been notified that numerous state attorney general offices were investigating or otherwise seeking information and/or documents, and that certain U.S. senators were seeking information, from the Company related to the AMCA Data Security Incident.

ReproSource Fertility Diagnostics, Inc.

    ReproSource Fertility Diagnostics, Inc. (“ReproSource”), a subsidiary of the Company, is subject to two putative class action lawsuits in the U.S. District Court for Massachusetts: Bickham v. ReproSource Fertility Diagnostics, Inc. and Gordon v. ReproSource Fertility Diagnostics, Inc. The class actions are related to a data security incident that occurred in August 2021 in which an unauthorized party may have accessed or acquired protected health information and personally identifiable information of ReproSource patients. The complaints generally allege that ReproSource, among other claims, failed to adequately safeguard customers’ private information. ReproSource has moved to dismiss both complaints. In addition, the Company had been notified that the Office of Civil Rights of the U.S. Department of Health and Human Services (“OCR”) and three state governmental authorities were investigating or otherwise seeking information and/or documents related to the incident. The OCR and one state investigation have been closed, and the other state investigations are inactive.

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

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of September 30, 2022, the Company does not believe that material losses related to legal matters are probable.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Reserves for legal matters totaled $5 million and $4 million as of September 30, 2022 and December 31, 2021, respectively.

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

    Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $162 million and $159 million as of September 30, 2022 and December 31, 2021, respectively.

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

12.    BUSINESS SEGMENT INFORMATION

    The Company's DIS business is the only reportable segment based on the manner in which the Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), assesses performance and allocates resources across the organization. The DIS business provides diagnostic information services to a broad range of customers, including patients, clinicians, hospitals, IDNs, health plans, employers, and ACOs. The Company is the world's leading provider of diagnostic information services, which includes providing information and insights based on the industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The DIS business accounted for greater than 95% of net revenues in 2022 and 2021.

    All other operating segments include the Company's DS businesses, which consist of its risk assessment services and healthcare information technology businesses. The Company's DS businesses are the leading provider of risk assessment services for the life insurance industry and offer healthcare organizations and clinicians robust information technology solutions.

    As of September 30, 2022, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

    The following table is a summary of segment information for the three and nine months ended September 30, 2022 and 2021. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangible assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2021 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues:
DIS business	$2,419	$2,703	$7,344	$7,820
All other operating segments	67	71	206	224
Total net revenues	$2,486	$2,774	$7,550	$8,044

Operating earnings (loss):
DIS business	$441	$713	$1,445	$2,026
All other operating segments	3	8	16	26
General corporate activities	(52)	(69)	(168)	(207)
Total operating income	392	652	1,293	1,845
Non-operating (expense) income, net	(41)	2	(167)	252
Income before income taxes and equity in earnings of equity method investees	351	654	1,126	2,097
Income tax expense	(81)	(153)	(268)	(483)
Equity in earnings of equity method investees, net of taxes	6	26	41	53
Net income	276	527	899	1,667
Less: Net income attributable to noncontrolling interests	20	22	54	62
Net income attributable to Quest Diagnostics	$256	$505	$845	$1,605

    Net revenues by major service were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Routine clinical testing and other services	$1,119	$1,210	$3,283	$3,392
COVID-19 testing services	316	709	1,270	2,048
Gene-based and esoteric (including advanced diagnostics) testing services	835	646	2,361	1,972
Anatomic pathology testing services	149	138	430	408
All other	67	71	206	224
Total net revenues	$2,486	$2,774	$7,550	$8,044

13.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three and nine months ended September 30, 2022 and 2021 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers (Medicare and Medicaid programs), client payers and patients.

    For further details regarding revenue recognition in the Company's DIS business, see Note 3 to the audited consolidated financial statements in the Company's 2021 Annual Report on Form 10-K.

    DS

    The Company’s DS businesses primarily satisfy their performance obligations and recognize revenues when delivery has occurred or services have been rendered.

    Net Revenue and Net Accounts Receivable by Customer Type

    The approximate percentage of net revenue by type of customer was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Healthcare insurers:
Fee-for-service	39%	41%	39%	39%
Capitated	3	2	3	3
Total healthcare insurers	42	43	42	42
Government payers	11	10	11	10
Client payers	33	31	33	33
Patients (including coinsurance and deductible responsibilities)	11	13	11	12
Total DIS	97	97	97	97
DS	3	3	3	3
Net revenues	100%	100%	100%	100%

    The approximate percentage of net accounts receivable by type of customer was as follows:

	September 30, 2022	December 31, 2021

Healthcare Insurers	28%	32%
Government Payers	6	6
Client Payers	43	38
Patients (including coinsurance and deductible responsibilities)	19	21
Total DIS	96	97
DS	4	3
Net accounts receivable	100%	100%

14.     TAXES ON INCOME

    For the nine months ended September 30, 2022 and 2021, the effective income tax rate was 23.8% and 23.1%, respectively. For the nine months ended September 30, 2021, the effective income tax rate benefited from a lower effective income tax rate, 17.6%, on the gain on the sale of the Company's 40% ownership interest in Q2 Solutions (see Note 5). In

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

addition, the effective income tax rate benefited from $10 million and $15 million of excess tax benefits associated with stock-based compensation arrangements for the nine months ended September 30, 2022 and 2021, respectively.

15.    SUBSEQUENT EVENTS

    During October 2022, the Company amended its $600 million secured receivables credit facility in order to extend the maturity dates for each underlying commitment by one year while decreasing the aggregate borrowing capacity under the secured receivables credit facility to $525 million. Under the amended secured receivables credit facility, the Company can borrow against a $425 million loan commitment, half of which matures in October 2023 and half of which matures in October 2024. Additionally, the Company can issue up to $100 million of letters of credit through October 2024. Borrowings under the secured receivables credit facility are collateralized by certain domestic receivables. Prior to the amendment, interest on borrowings under the secured receivables credit facility was based on either commercial paper rates for highly-rated issuers or LIBOR, plus a spread. Subsequent to the amendment, interest on borrowings under the facility will be based on either commercial paper rates for highly-rated issuers or the Term Secured Overnight Financing Rate, plus a spread of 0.725% to 0.80%.

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

Third Quarter Highlights

	Three Months Ended September 30,
	2022	2021
	(dollars in millions, except per share data)
Net revenues	$2,486	$2,774
Base business revenues (a)	$2,170	$2,065
COVID-19 testing revenues	$316	$709

DIS revenues	$2,419	$2,703
Revenue per requisition change	(5.1)%	(5.4)%
Requisition volume change	(6.2)%	5.3%
Organic requisition volume change	(6.4)%	3.2%
DS revenues	$67	$71
Net income attributable to Quest Diagnostics	$256	$505
Diluted earnings per share	$2.17	$4.02
Net cash provided by operating activities	$502	$561

(a) Excludes COVID-19 testing.

    The impacts that the COVID-19 pandemic had on our DIS revenues, including requisition volume and revenue per requisition are discussed further below under "Impact of COVID-19" and "Results of Operations".

    For further discussion of the year-over-year changes for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, see "Results of Operations" below.

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

    For further details, see Notes 4 and 6 to the interim unaudited consolidated financial statements.

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

    For the nine months ended September 30, 2022, we incurred $32 million of pre-tax charges under our Invigorate program primarily consisting of systems conversion and integration costs, all of which resulted in cash expenditures. Additional restructuring charges may be incurred in future periods as we identify additional opportunities to achieve further savings and productivity improvements.

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

Results of Operations

    The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$2,419	$2,703	$(284)	(10.5)%	$7,344	$7,820	$(476)	(6.1)%
DS businesses	67	71	(4)	(5.9)	206	224	(18)	(7.9)
Total net revenues	$2,486	$2,774	$(288)	(10.4)%	$7,550	$8,044	$(494)	(6.1)%

Operating costs and expenses and other operating income:
Cost of services	$1,618	$1,670	$(52)	(3.1)%	$4,875	$4,861	$14	0.3%
Selling, general and administrative	464	427	37	8.5	1,311	1,263	48	3.8
Amortization of intangible assets	27	25	2	4.3	81	77	4	3.4
Other operating income, net	(15)	—	(15)	NM	(10)	(2)	(8)	NM
Total operating costs and expenses, net	$2,094	$2,122	$(28)	(1.4)%	$6,257	$6,199	$58	0.9%

Operating income	$392	$652	$(260)	(39.7)%	$1,293	$1,845	$(552)	(29.9)%

Other income (expense):
Interest expense, net	$(33)	$(38)	$5	(12.5)%	$(106)	$(114)	$8	(6.3)%
Other (expense) income, net	(8)	40	(48)	NM	(61)	366	(427)	NM
Total non-operating (expense) income, net	$(41)	$2	$(43)	NM	$(167)	$252	$(419)	NM

Income tax expense	$(81)	$(153)	$72	(47.3)%	$(268)	$(483)	$215	(44.6)%

Effective income tax rate	23.0%	23.4%			23.8%	23.1%

Equity in earnings of equity method investees, net of taxes	$6	$26	$(20)	(80.2)%	$41	$53	$(12)	(24.5)%

Net income attributable to Quest Diagnostics	$256	$505	$(249)	(49.3)%	$845	$1,605	$(760)	(47.4)%

Diluted earnings per common share attributable to Quest Diagnostics' common stockholders	$2.17	$4.02	$(1.85)	(46.0)%	$7.05	$12.41	$(5.36)	(43.2)%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues:
DIS business	97.3%	97.4%	97.3%	97.2%
DS businesses	2.7	2.6	2.7	2.8
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	65.1%	60.2%	64.6%	60.4%
Selling, general and administrative	18.7	15.4	17.4	15.7
Amortization of intangible assets	1.1	0.9	1.1	1.0
Other operating income, net	(0.7)	—	(0.2)	—
Total operating costs and expenses, net	84.2%	76.5%	82.9%	77.1%

Operating income	15.8%	23.5%	17.1%	22.9%

    Operating Results

    Results for the three months ended September 30, 2022 were affected by certain items that on a net basis decreased diluted earnings per share by $0.19 as follows:

•pre-tax amortization expense of $27 million recorded in amortization of intangible assets or $0.17 per diluted share;
•pre-tax charges of $13 million ($6 million in cost of services and $7 million in selling, general and administrative expenses), or $0.08 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $2 million in other (expense) income, net or $0.01 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; partially offset by
•a net pre-tax gain of $9 million ($2 million of charges in cost of services, and $5 million of charges in selling, general and administrative expenses offset by $16 million of gains in other operating income, net), or $0.06 per diluted share, primarily representing a $10 million gain from a payroll tax credit under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") associated with the retention of employees and a $7 million gain associated with the decrease in the fair value of the contingent consideration accrual associated with previous acquisitions, partially offset by $5 million of costs associated with donations, contributions and other financial support through Quest for Health Equity (our initiative with the Quest Diagnostics Foundation to reduce health disparities in underserved communities); and
•excess tax benefits associated with stock-based compensation arrangements of $1 million, or $0.01 per diluted share, recorded in income tax expense.

    Results for the nine months ended September 30, 2022 were affected by certain items that on a net basis decreased diluted earnings per share by $0.89 as follows:

•pre-tax amortization expense of $81 million recorded in amortization of intangible assets or $0.50 per diluted share;
•pre-tax charges of $39 million ($30 million in other (expense) income, net and $9 million in equity in earnings of equity method investees, net of taxes), or $0.24 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments;
•pre-tax charges of $37 million ($13 million in cost of services and $24 million in selling, general and administrative expenses), or $0.23 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business; and

•net pre-tax charges of $1 million ($2 million of charges in cost of services, and $9 million of charges in selling, general and administrative expenses largely offset by $10 million of gains in other operating income, net), or $0.00 per diluted share, primarily representing $9 million of costs associated with donations, contributions and other financial support through Quest for Health Equity offset by a $10 million gain from a payroll tax credit under the CARES Act associated with the retention of employees; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $10 million, or $0.08 per diluted share, recorded in income tax expense.

    For the three and nine months ended September 30, 2022, diluted earnings per share benefited from the impact of share repurchases, including under accelerated share repurchase agreements ("ASRs") entered into in April 2021 to repurchase $1.5 billion of our common stock, on our weighted average shares outstanding as compared to the prior year periods.

    Results for the three months ended September 30, 2021 were affected by certain items that on a net basis increased diluted earnings per share by $0.06 as follows:

•a net pre-tax gain of $45 million (a $42 million gain recorded in other (expense) income, net and a $3 million gain recorded in equity in earnings of equity method investees, net of taxes), or $0.26 per diluted share, primarily due to gains associated with changes in the carrying value of our strategic investments; and
•excess tax benefits associated with stock-based compensation arrangements of $6 million, or $0.04 per diluted share, recorded in income tax expense; partially offset by
•pre-tax amortization expense of $25 million, or $0.15 per diluted share;
•pre-tax charges of $13 million ($7 million in cost of services and $6 million in selling, general and administrative expenses), or $0.08 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $4 million in selling, general and administrative expenses, or $0.01 per diluted share, primarily due to costs associated with donations, contributions and other financial support through Quest for Health Equity.

    Results for the nine months ended September 30, 2021 were affected by certain items that on a net basis increased diluted earnings per share by $1.50 as follows:

•a pre-tax gain recorded in other (expense) income, net of $314 million, or $2.00 per diluted share, on the sale of our 40% ownership interest in Q2 Solutions® ("Q2 Solutions"), our clinical trials central laboratory services joint venture, to IQVIA Holdings, Inc. ("IQVIA"), our joint venture partner (see Note 5 to the interim unaudited consolidated financial statements);
•a net pre-tax gain of $37 million (a $42 million gain recorded in other (expense) income, net, partially offset by $5 million of net charges recorded in equity in earnings of equity method investees), or $0.22 per diluted share, primarily due to gains associated with changes in the carrying value of our strategic investments, partially offset by a non-cash impairment charge to the carrying value of an equity method investment; and
•excess tax benefits associated with stock-based compensation arrangements of $15 million, or $0.11 per diluted share, recorded in income tax expense; partially offset by
•pre-tax amortization expense of $79 million ($77 million in amortization of intangible assets and $2 million in equity in earnings of equity method investees, net of taxes) or $0.46 per diluted share;
•pre-tax charges of $51 million ($26 million in cost of services and $25 million in selling, general and administrative expenses), or $0.30 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business;
•pre-tax charges of $9 million in selling, general and administrative expenses, or $0.04 per diluted share, primarily due to costs associated with donations, contributions and other financial support through Quest for Health Equity; and
•pre-tax charges of $4 million in cost of services, or $0.03 per diluted share, representing the impact of certain items resulting from the COVID-19 pandemic including incremental costs incurred to protect the health and safety of our employees and customers.

    Net Revenues

    Net revenues for the three months ended September 30, 2022 decreased by 10.4% compared to the prior year period.

    DIS revenues for the three months ended September 30, 2022 decreased by 10.5% compared to the prior year period.

For the three months ended September 30, 2022:

•The decrease in revenue compared to the prior year period was driven by a decrease in COVID-19 testing, partially offset by growth in the base business (which excludes COVID-19 testing) and, to a lesser extent, the impact of recent acquisitions. For the three months ended September 30, 2022, recent acquisitions contributed approximately 0.5% to DIS revenues.
•DIS volume decreased by 6.2% compared to the prior year period driven by a decrease in COVID-19 testing, partially offset by growth in the base business and the impact of recent acquisitions, which contributed approximately 0.2% to DIS volume.
•Revenue per requisition decreased by 5.1% compared to prior year period driven in large part by the decrease in COVID-19 molecular testing, and unit price pressure of approximately 0.5%, partially offset by favorable test mix.
•Revenues in the base business (including the impact of recent acquisitions) increased by 5.4% compared to the prior year period.
•Testing volume in the base business (including the impact of recent acquisitions) was up 1.6% compared to the prior year period.
•Revenue per requisition in the base business increased by 3.3% compared to the prior year period primarily due to favorable test mix.

    DS revenues for the three months ended September 30, 2022 decreased by 5.9% compared to the prior year period primarily due to lower revenues associated with our risk assessment services offered to the life insurance industry.

    Net revenues for the nine months ended September 30, 2022 decreased by 6.1% compared to the prior year period.

    DIS revenues for the nine months ended September 30, 2022 decreased by 6.1% compared to the prior year period.

For the nine months ended September 30, 2022:

•The decrease in revenue compared to the prior year period was driven by a decrease in COVID-19 testing, partially offset by growth in the base business and the impact of recent acquisitions. For the nine months ended September 30, 2022, recent acquisitions contributed approximately 0.9% to DIS revenues.
•DIS volume decreased by 2.2% compared to the prior year period driven by a decrease in COVID-19 testing, partially offset by growth in the base business and the impact of recent acquisitions, which contributed approximately 0.8% to DIS volume.
•Revenue per requisition decreased by 4.3% compared to the prior year period driven in large part by the decrease in COVID-19 molecular testing and unit price pressure of approximately 0.5%, partially offset by favorable test mix.
•Revenues in the base business (including the impact of recent acquisitions) increased by 5.2% compared to the prior year period.
•Testing volume in the base business (including the impact of recent acquisitions) was up 3.1% compared to the prior year period.
•Revenue per requisition in the base business increased by 1.7% compared to the prior year period primarily due to favorable test mix.

    DS revenues for the nine months ended September 30, 2022 decreased by 7.9% compared to the prior year period primarily due to lower revenues associated with our risk assessment services offered to the life insurance industry.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    For the three months ended September 30, 2022, cost of services decreased by $52 million compared to the prior year period. The decrease was primarily driven by lower expense associated with reduced COVID-19 testing volumes, and $20 million of expense in the prior year period associated with a payment to eligible employees to help offset expenses they incurred as a result of COVID-19. These decreases were partially offset by higher compensation and benefits costs (primarily related to wage increases).

    For the nine months ended September 30, 2022, cost of services increased by $14 million compared to the prior year period. The increase was primarily driven by higher compensation and benefits costs (primarily related to wage increases), and additional costs associated with our acquisitions. These increases were partially offset by lower supplies expense associated with reduced COVID-19 testing volumes.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    SG&A increased by $37 million for the three months ended September 30, 2022, compared to the prior year period primarily due to additional costs associated with investments in our strategic growth initiatives and higher compensation and benefits costs (including headcount and wage increases).

    SG&A increased by $48 million for the nine months ended September 30, 2022, compared to the prior year period, primarily driven by additional costs associated with investments in our strategic growth initiatives and higher compensation and benefits costs (including headcount and wage increases), partially offset by $42 million of lower costs associated with changes in the value of our deferred compensation obligations.

    The changes in the value of our deferred compensation obligations is largely offset by changes in the value of the associated investments, which are recorded in other (expense) income, net. For further details regarding our deferred compensation plans, see Note 17 to the audited consolidated financial statements included in our 2021 Annual Report on Form 10-K.

    Amortization Expense

    For the three and nine months ended September 30, 2022, amortization expense increased by $2 million and $4 million, respectively, compared to the prior year periods as a result of recent acquisitions.

    Other Operating Income, Net

    Other operating income, net includes miscellaneous income and expense items and other charges related to operating activities.

    For both the three and nine months ended September 30, 2022, other operating income, net includes a $10 million gain from a payroll tax credit under the CARES Act associated with the retention of employees. The three months ended September 30, 2022 also includes a gain associated with the decrease in the fair value of the contingent consideration accrual associated with previous acquisitions.

    Interest Expense, Net

    For the three and nine months ended September 30, 2022, interest expense, net decreased by $5 million and $8 million, respectively, compared to the prior year periods due to increased interest income resulting from the impact of rising interest rates on our cash and cash equivalents.

    Other (Expense) Income, Net

    Other (expense) income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the three months ended September 30, 2022, other (expense) income, net included $6 million of losses associated with investments in our deferred compensation plans.

    For the three months ended September 30, 2021, other (expense) income, net included $42 million of gains associated with changes in the carrying value of our strategic investments.

    For the nine months ended September 30, 2022, other (expense) income, net included $31 million of losses associated with investments in our deferred compensation plans and $30 million of losses associated with changes in the carrying value of our strategic investments.

    For the nine months ended September 30, 2021, other (expense) income, net primarily included a $314 million pre-tax gain on the sale of our 40% ownership interest in Q2 Solutions, our clinical trials central laboratory services joint venture, to IQVIA, our joint venture partner (see Note 5 to the interim unaudited consolidated financial statements) and $42 million of gains associated with changes in the carrying value of our strategic investments.

    Income Tax Expense

    Income tax expense for the three months ended September 30, 2022 and 2021 was $81 million and $153 million, respectively. The decrease in income tax expense for the three months ended September 30, 2022 compared to the prior year period was primarily driven by a decrease in income before income taxes and equity in earnings of equity method investees.

    Income tax expense for the nine months ended September 30, 2022 and 2021 was $268 million and $483 million, respectively. The decrease in income tax expense for the nine months ended September 30, 2022 compared to the prior year period was primarily driven by a decrease in income before income taxes and equity in earnings of equity method investees.

    For the nine months ended September 30, 2022 and 2021, the effective income tax rate was 23.8% and 23.1%, respectively. For the nine months ended September 30, 2021, the effective income tax rate benefited from a lower effective income tax rate, 17.6%, on the gain on the sale of the Company's 40% ownership interest in Q2 Solutions. In addition, the effective income tax rate benefited from $10 million and $15 million of excess tax benefits associated with stock-based compensation arrangements for the nine months ended September 30, 2022 and 2021, respectively.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    Equity in earnings of equity method investees, net of taxes decreased for the three months ended September 30, 2022 by $20 million compared to the prior year period primarily due to lower demand for COVID-19 testing services at our diagnostic information services joint venture.

    Equity in earnings of equity method investees, net of taxes decreased for the nine months ended September 30, 2022 by $12 million compared to the prior year period primarily due to $14 million of lower equity earnings in the current year period associated with changes in the carrying value of strategic investments of an equity method investee and lower demand for COVID-19 testing services at our diagnostic information services joint venture, partially offset by a non-cash impairment to the carrying value of an equity method investment of $8 million in the prior year period.

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

    As of September 30, 2022 and December 31, 2021, the fair value of our debt was estimated at approximately $3.6 billion and $4.4 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of September 30, 2022 and December 31, 2021, the estimated fair value (was less than) exceeded the carrying value of the debt by $(354) million and $403 million, respectively. A hypothetical 10% increase in interest rates (representing 52 basis points as of September 30, 2022 and 23 basis points as of December 31, 2021) would potentially reduce the estimated fair value of our debt by approximately $124 million and $89 million as of September 30, 2022 and December 31, 2021, respectively.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. As of September 30, 2022, interest on our secured receivables credit facility is based on either commercial paper rates for highly rated issuers, or London Interbank Offered Rate ("LIBOR"), plus a spread. As of

September 30, 2022, interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates and changes in our public debt ratings. As of September 30, 2022, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or LIBOR, plus a spread of 0.725% to 0.80%; and for our senior unsecured revolving credit facility, LIBOR plus 1.00%. As of September 30, 2022, there were no borrowings outstanding under either our $600 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility. During October 2022, we amended the secured receivables credit facility and, subsequent to the amendment, borrowing rates are based on commercial paper rates for highly rated issuers, or the Term Secured Overnight Financing Rate ("Term SOFR"), plus a spread of 0.725% to 0.80%. In conjunction with the amendment we decreased the aggregate borrowing capacity to $525 million.

    A hypothetical 10% change to the variable rate component of our variable rate indebtedness would not materially change our annual interest expense.

    For further details regarding our outstanding debt, see Note 15 to the interim unaudited consolidated financial statements and Note 13 to the audited consolidated financial statements included in our 2021 Annual Report on Form 10-K. For details regarding our financial instruments and hedging activities, see Note 8 to the interim unaudited consolidated financial statements and Note 15 to the audited consolidated financial statements included in our 2021 Annual Report on Form 10-K.

    Risk Associated with Investment Portfolio

    Our investment portfolio primarily includes equity investments comprised mostly of strategic holdings in companies concentrated in the life sciences and healthcare industries. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values are measured at fair value in prepaid expenses and other current assets in our consolidated balance sheet with changes in fair value recorded in current earnings in our consolidated statement of operations. Equity investments that do not have readily determinable fair values (which consist of investments in preferred and common shares of private companies) are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes. We regularly evaluate equity investments that do not have readily determinable fair values to determine if there are any indicators that the investments are impaired. The carrying value of our equity investments that do not have readily determinable fair values was $4 million as of September 30, 2022.

    We do not hedge our equity price risk. As of September 30, 2022, a 10% change in the fair values of our equity investments with readily determinable fair values would have impacted our consolidated income before income taxes and equity in earnings of equity method investees by $1 million. The impact of an adverse movement in equity prices on our holdings in privately held companies cannot be easily quantified, as our ability to realize returns on investments depends on, among other things, the enterprises’ ability to raise additional capital or derive cash inflows from continuing operations or through liquidity events such as initial public offerings, mergers or private sales.

    In conjunction with the preparation of our September 30, 2022 financial statements, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2022	2021	Change
	(dollars in millions)
Net cash provided by operating activities	$1,384	$1,752	$(368)
Net cash (used in) provided by investing activities	(369)	248	(617)
Net cash used in financing activities	(1,187)	(2,171)	984
Net change in cash and cash equivalents and restricted cash	$(172)	$(171)	$(1)

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments with original maturities, at the time of acquisition, of three months or less. Cash and cash equivalents as of September 30, 2022 totaled $700 million, compared to $872 million as of December 31, 2021.

    As of September 30, 2022, approximately 5% of our $700 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the nine months ended September 30, 2022 and 2021 was $1,384 million and $1,752 million, respectively. The $368 million decrease in net cash provided by operating activities for the nine months ended September 30, 2022, compared to the prior year period was primarily a result of:

•lower operating income in 2022 as compared to 2021; and
•higher payments associated with an additional payroll cycle in 2022 as compared to 2021; partially offset by
•a $335 million decrease in income tax payments in 2022 as compared to 2021.

    Days sales outstanding, a measure of billing and collection efficiency, was 47 days as of September 30, 2022, 48 days as of December 31, 2021 and 47 days as of September 30, 2021.

    Cash Flows from Investing Activities

    Net cash (used in) provided by investing activities for the nine months ended September 30, 2022 and 2021 was $(369) million and $248 million, respectively. This $617 million change in net cash (used in) provided by investing activities for the nine months ended September 30, 2022, compared to the prior year period was primarily a result of $755 million of net cash proceeds received in 2021 from the sale of our 40% ownership interest in Q2 Solutions, partially offset by a $145 million decrease in net cash paid for business acquisitions.

    Cash Flows from Financing Activities

    Net cash used in financing activities for the nine months ended September 30, 2022 and 2021 was $1,187 million and $2,171 million, respectively. This $984 million decrease in net cash used in financing activities for the nine months ended September 30, 2022, compared to the prior year period was primarily a result of a $963 million decrease in repurchases of our common stock.

    During both the nine months ended September 30, 2022 and 2021, there were no borrowings or repayments under our secured receivables credit facility or senior unsecured revolving credit facility.

    Dividend Program

    During each of the three quarters of 2022, our Board of Directors declared a quarterly cash dividend of $0.66 per common share. During each of the four quarters of 2021, our Board of Directors declared a quarterly cash dividend of $0.62 per common share.

    Share Repurchase Program

    In February 2022, our Board of Directors increased the size of our share repurchase program by $1 billion. As of September 30, 2022, $746 million remained available under our share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the nine months ended September 30, 2022, we repurchased 7.1 million shares of our common stock for $950 million.

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

    In conjunction with the preparation of our September 30, 2022 financial statements, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed.

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

    As of September 30, 2022, we had $1.3 billion of borrowing capacity available under our existing credit facilities, including $530 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings under these credit facilities as of September 30, 2022. In support of our risk management program, $70 million in letters of credit under the secured receivables credit facility were outstanding as of September 30, 2022. During October 2022, we amended our secured receivables credit facility and decreased the aggregate borrowing capacity under the secured receivables credit facility to $525 million. The amended secured receivables credit facility includes a $425 million loan commitment, half of which matures in October 2023 and half of which matures in October 2024. Additionally, the amended secured receivables credit facility includes a $100 million letter of credit facility which matures in October 2024. The senior unsecured revolving credit facility matures in November 2026. For further details regarding our credit facilities, see Note 13 to the audited consolidated financial statements in our 2021 Annual Report on Form 10-K and Note 15 to the interim unaudited consolidated financial statements.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of September 30, 2022, we were in compliance with all such applicable financial covenants.

    We have assessed the impact of the cessation of LIBOR and have identified and evaluated financial instruments and other contracts that refer to LIBOR. Our underlying exposure to LIBOR includes our senior unsecured revolving credit facility (see discussion above) under which we had no outstanding borrowings as of September 30, 2022. During October 2022, we amended our secured receivables credit facility and, subsequent to the amendment, borrowing rates are based on commercial paper rates for highly rated issuers, or the Term SOFR, plus a spread of 0.725% to 0.80%. We expect to be able to transition all LIBOR based instruments and contracts to an alternative reference rate on or before the cessation of LIBOR and we do not believe that the cessation of LIBOR, or its replacement with an alternative reference rate or rates, will have a material impact on us.

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

    During the third quarter of 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    See Note 11 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2022.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2022 – July 31, 2022
Share Repurchase Program (A)	223,663	$134.13	223,663	$1,115,906
Employee Transactions (B)	—	$—	N/A	N/A
August 1, 2022 – August 31, 2022
Share Repurchase Program (A)	1,235,212	$134.98	1,235,212	$949,174
Employee Transactions (B)	1,321	$139.95	N/A	N/A
September 1, 2022 – September 30, 2022
Share Repurchase Program (A)	1,625,739	$125.03	1,625,739	$745,908
Employee Transactions (B)	—	$—	N/A	N/A
Total
Share Repurchase Program (A)	3,084,614	$129.68	3,084,614	$745,908
Employee Transactions (B)	1,321	$139.95	N/A	N/A

(A)In February 2022, our Board of Directors increased the size of our share repurchase program by $1 billion. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $12 billion of share repurchases of our common stock through September 30, 2022. The share repurchase authorization has no set expiration or termination date.

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

Item 6.Exhibits

    Exhibits:

3.1	Restated Certificate of Incorporation

10.1	Amended and Restated Quest Diagnostics Incorporated Executive Officer Severance Plan as amended July 25, 2022

22	Subsidiary Guarantors of Securities

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20220930.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20220930_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20220930_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20220930_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20220930_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 21, 2022
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
Chairman, Chief Executive Officer
and President

By	/s/ Sam Samad
Sam Samad
Executive Vice President and
Chief Financial Officer