Form 10-K
period 2022-12-31
QUEST DIAGNOSTICS INC
filed 2023-02-21
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [☐ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [☒]
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [☐]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [☐]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No      X
As of June 30, 2022, the aggregate market value of the approximately 116 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $15.4 billion, based on the closing price on such date of the registrant's Common Stock on the New York Stock Exchange.
As of January 31, 2023, there were outstanding 111,323,003 shares of the registrant’s common stock, $.01 par value.

Documents Incorporated by Reference	Part of Form 10-K into which incorporated
Document
Portions of the registrant's Proxy Statement to be filed by April 30, 2023	Part III
Such Proxy Statement, except for the portions thereof which have been specifically incorporated by reference, shall not be deemed “filed” as part of this report on Form 10-K.

i

    The discussion in Item 1 below includes several defined terms:

ACO - Accountable Care Organization
CAP - The College of American Pathologists
CDC - Centers for Disease Controls and Prevention
CLIA - Clinical Laboratory Improvement Act
CMS - Centers for Medicare and Medicaid Services
FDA - U.S. Food and Drug Administration
FQHC - Federally Qualified Health Center
HHS - U. S. Department of Health and Human Services
IDN - Independent Delivery Network (including hospitals and hospital health systems)
IPA - Independent Physician Association
LDT - Laboratory-Developed Test
PAMA - The Protecting Access to Medicare Act of 2014

    The discussion also includes several tables, indexed in the following guide.

Guide to Tables
Services Portfolio	Table 1
Approaches to Accelerate Growth	Table 2
Key Professional Laboratory Services Offerings	Table 3
Consumer-Centric Initiatives	Table 4
Consumer-Initiated Testing	Table 5
Major Themes to Drive Operational Excellence	Table 6
Our Strengths	Table 7
Assets and Capabilities	Table 8
Clinical Franchises	Table 9
2022 Net Revenues	Table 10
Key Trends	Table 11
Helping to Achieve the Triple Aim of Healthcare	Table 12
Customers	Table 13
Potential Factors Considered When Selecting a Diagnostics Information Services Provider	Table 14
2022 Medicare and Medicaid Revenues as % of Consolidated Net Revenues	Table 15
Key Regulatory Schemes	Table 16
Information Available at Our Corporate Governance Webpage	Table 17
Information Available at Our Corporate Responsibility Webpage	Table 18
Executive Officers	Table 19

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

    During 2022, we generated net revenues of $9.9 billion. Additional financial information concerning Quest Diagnostics for each of the years ended December 31, 2022, 2021 and 2020 is included in the consolidated financial statements and notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

    Our vision, aspirational goals and values are set forth below.

    We believe that our vision, aspirational goals and strategy align very well with, and our strong value proposition supports, the triple aim of healthcare: improving medical quality and the patient experience while reducing the cost of care.

    Quest Diagnostics was at the forefront of the response to the COVID-19 pandemic, playing a pivotal role to broaden access to laboratory insights to help people lead healthier and safer lives. We provided both molecular diagnostic and antibody serology tests to aid in the diagnosis of COVID-19 and the detection of immune response to the virus, and have performed approximately 77 million of these tests. We built up and maintained the testing capacity to handle surges in COVID-19 testing demands, including using our national courier, air fleet and logistics network to balance volume across approximately two dozen COVID-19 testing laboratories, and also through our laboratory referral partner program. We worked with federal, state and local governments, healthcare organizations, payers, suppliers, retailers, trade associations and other laboratories in the effort to bring as much COVID-19 testing as possible to the American people. We also provided data on COVID-19 testing that we conducted to federal, state and local public health authorities, including the CDC, and participated in studies with government and private institutions, aiding COVID-19 public health response and research. All of our employees, including our dedicated laboratory professionals, phlebotomists, air fleet team, and couriers took tremendous pride in the role we played and worked tirelessly to help patients and communities access quality COVID-19 testing. As the impact of COVID-19 moderates, we remain active in the continued response to COVID-19, including supporting ongoing testing needs and public health response.

    We also saw how underserved communities were disproportionately impacted by COVID-19, and with the Quest Diagnostics Foundation, we launched Quest for Health Equity, an initiative to reduce health disparities in underserved communities in the U.S. This initiative is providing a combination of testing services, education programs, alliances and financial support to efforts to address health disparities. Since its inception, we have committed approximately $30 million to approximately 65 programs launched across the U.S. and Puerto Rico, including supporting COVID-19 testing and vaccination events, wellness events, educating young students on healthy nutrition choices and expanding research and mentorship opportunities for Black and Hispanic scholars. Numerous Quest for Health Equity undertakings demonstrate our commitment to FQHCs and the people they serve, including by providing free lab testing services.

    Our approach to fighting the COVID-19 pandemic was rooted in our vision of empowering better health through diagnostic insights. We believe that the challenges we faced from the COVID-19 pandemic brought us together, made us a stronger company and will help us capture the substantial opportunities in front of us.

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
4. Growing Advanced Diagnostics
5. Building consumer-initiated testing

    1. Growing through acquisitions. We endeavor to grow revenue each year by more than 2% through accretive, strategic acquisitions (our target has been based on our revenues excluding the revenues from our COVID-19 testing). Acquisition opportunities may include IDN outreach businesses, regional laboratory consolidation and businesses that will provide us with new capabilities. Our approach to acquisitions, and the key acquisitions we consummated during 2022, are discussed below under the heading Deliver disciplined capital deployment.

    2. Capitalizing on increased health plan access. We are focused on opportunities to partner with health plans. We strengthen our relationships with health plans and increase the volume of our services for their members by focusing on driving value and providing strong value propositions for members and clinicians. This includes working with payers to reduce the cost of care, improve the customer experience and drive better outcomes for populations. For example, we strive to build information platforms to help health plans manage utilization and population health, keep laboratory testing in network and provide an alternative to high-cost labs. We also offer extended care services to help close gaps in care designed to be attractive to payers. In 2022, we augmented our extended care offering by acquiring Pack Health, a patient engagement company that helps individuals adopt healthier behaviors to improve outcomes. We expanded the plans with which we have a value-based contracting relationship, fostering better alignment with the health plans. We also renewed our longstanding strategic relationship with Blue Cross and Blue Shield of Florida, Inc.

    3. Increasing share with IDNs. We believe that the growing market challenges faced by IDNs, including continued consolidation, price transparency, cost and utilization pressure, evolving healthcare payment models, capital needs, changing technology and limited resources, provide us with an opportunity to partner with them more effectively as they consider their laboratory testing strategy and drive demand for our expertise. We have deployed a dedicated team to strengthen our relationships with IDNs, including with respect to their reference testing. We target three specific opportunities: reference testing, outreach testing and lab management. We provide reference testing for approximately half of the hospitals in the U.S. and are a leading provider of this testing in the country. Our industry-leading Professional Laboratory Services, highlighted in Table 3, provides a suite of solutions to help IDNs build and execute their laboratory strategy, improve quality, reduce the cost of care and focus on core competencies. We purchase outreach testing businesses from IDNs that decide to exit that business. In 2022, we continued to work with IDNs to help them execute their lab strategy, started providing laboratory management services to Lee Health, a community-owned health system in Southwest Florida, and entered an agreement to provide lab management services to Northern Light Health, a large integrated healthcare system in Maine. In addition, as discussed below under the heading Deliver disciplined capital deployment, we acquired the outreach testing business of Summa Health, a large integrated healthcare system in Northeastern Ohio, and agreed to acquire select assets of Northern Light Health's outreach testing business. We also were awarded a group purchasing agreement for our laboratory stewardship solution, including Quest Lab StewardshipTM Enterprise powered by hc1®, with Premier Inc., a leading healthcare improvement company uniting an alliance of hospitals, health systems and providers.

Key Professional Laboratory Services Offerings (Table 3)
Lab management outsourcing	Advanced data solutions
Test menu optimization and spend consolidation	Reference testing, including advanced diagnostics
Supply chain management and purchasing	Blood utilization management

    4. Growing Advanced Diagnostics. We are a leading provider of Advanced Diagnostics, with an array of offerings across the spectrum. We aim to accelerate the growth of our Advanced Diagnostics offerings to a growth rate of at least 8% per year. We have been investing in our Advanced Diagnostics offerings, including to enhance our innovation capabilities and to strengthen our service offering and sales force, to make our Advanced Diagnostics offerings more attractive and accessible to IDNs and clinicians. In addition, we have invested in reducing the cost of next-generation sequencing and combining that with the power of our Blueprint Genetics® data analytics capabilities. We are seeking to apply the capabilities gained by these efforts to other areas where we can make a meaningful difference in health care, including consumer genetics and offerings to pharmaceutical companies, IDNs and health plans. In 2022, we invested in our bioinformatics capabilities and our women's health sales force, and to accelerate growth in oncology, hematology, and pharma services. We introduced the Solid Tumor Expanded Panel to help oncologists with therapy selection and Quest AD Detect, a blood test to aid in the early assessment of Alzheimer's disease. During 2022, we saw strong growth in prenatal genetic testing and pharma services.
    5. Building consumer-initiated testing. For many years, we have been focused on the consumer, and have taken strong steps to be recognized as the consumer-friendly provider of choice of diagnostic information services. Our strong consumer focus is highlighted in Table 4. We will continue to focus on improving the consumer experience, including through improved digitization and other enhancements of our operations. For example, our "Schedule at Check In" capability, which encourages patients to make appointments, allowing us to better manage demand and phlebotomy productivity while enhancing the patient experience, is now deployed at approximately 85% of our patient service centers. We have increased to approximately 80% the number of our patients coming to a patient service center who have appointments, and reduced average wait times in the centers. We also are sending more messages to patients via SMS text, increasing the speed and utility of information flow to patients and patient satisfaction. In addition, we are building the patient payment process into the digital customer experience, improving the patient experience, helping our patient concession rate, and reducing demands on phlebotomists.

Increasing consumer expectations inform our design for our consumer experience.
Consumer-Centric Initiatives (Table 4)
Connectivity and access to information
• >27.5 million registered users in our MyQuest® health portal and mobile connectivity solution, up over 6 million from a year ago.

• Quest lab results available for Android users through the CommonHealth app.

• MyQuest® supports Health Records using the Apple Health app.

• Using MyQuest,® consumers can manage healthcare for a group of individuals.

Reminders	• Consumers whose physicians have ordered a test for them electronically can receive email reminders to complete the test.

• Consumers who have made appointments can receive appointment reminders via text messaging.
Enhanced experience	• Electronic check-in at patient service centers. • Improved on-line pre-registration and appointment scheduling. • Real-time payment determination.
Convenient access	• Partnerships with Walmart and Safeway to expand convenient access to testing services at select Walmart and Safeway locations across the United States (approximately 200 locations at year end).
Self-collection technology	• Proprietary, consumer-friendly self-collection technology offered
Satisfaction	• We are measuring consumer satisfaction.

    In 2018, we launched our consumer-initiated testing offering that permits consumers to request their own lab tests, to allow consumers to take control of, and to better understand, their own health through access to personal diagnostic information. In an evolving healthcare environment, consumers are increasingly engaged in their health care and want control, a dynamic experience and convenience. Our QuestHealthTM offering reflects our belief that by building on the foundation of our strong consumer focus we can capture growing opportunities in consumer-initiated testing and demand for expanded access to basic health care services. In 2022, we continued to invest in our offering, launching an enhanced digital platform with a more powerful and consumer-friendly user experience designed to better acquire, convert and retain more customers. We collaborated with Walmart, to make consumer-initiated testing available through Walmart.com, and with eMedTM, to launch a COVID-19 rapid antigen test with observed collection, helping individuals meet travel and other observed collection and test report requirements.

We are focusing on consumer interest to experience health care in a different way and empowering consumers to make important decisions about their health
Consumer-Initiated Testing (Table 5)
Consumer-initiated testing
• Consumers can choose from approximately 60 different test purchase options focused on consumer interests, such as general health, men's and women's health, digestive health, heart health, infectious disease, sexually transmitted infection, COVID-19, and Lyme disease.

Expanded offerings	• In 2022, we expanded our offerings to include, among others, new respiratory, thyroid, kidney and fitness tests.

Basic healthcare services	• Comprehensive consumer health profile available, through tests and biometric measurements that provide a personalized health quotient score that can be used to track health progress over time.
Self-collection technology	• Proprietary, consumer-friendly self-collection technology offered to consumers at home.
Convenient online access	• In addition to access through QuestHealth.com, access to services through Walmart.com.
Convenient physical access	• Access to services in our patient service centers and in select Walmart stores.

Drive operational excellence

We strive to enhance operational excellence and improve our quality and efficiency across every portion of our value chain and operations, from the time that we interact with a potential customer until the time we receive payment.
Major Themes to Drive Operational Excellence (Table 6)
Reduce denials and patient concessions	Standardize, automate and optimize
Digitize the customer experience	Select and retain talent

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

    During 2022, we made strong progress on our improvement initiatives. We are working to further enhance end-to-end specimen tracking. We concluded consolidation of our urinalysis testing onto a new highly automated platform. We implemented new semi-automated technology in parasitology and are expanding use of a highly automated microbiology platform that makes use of artificial intelligence to assist with sample analysis. We also made significant progress transferring immunoassay tests to a more automated platform, and expect to finish this project in 2023. We increased customer adoption of our digital self-service channels, reducing demand in our call centers. We implemented several initiatives to improve talent retention, including capability-building programs, and launched plans for a new daily management system for our frontline employees. In addition, we continue to drive to take advantage of robotic process automation and artificial intelligence technologies to drive productivity gains.

    Our cost excellence program, Invigorate, includes structured plans to drive savings and improve productivity across the value chain, including in such areas as revenue services, information technology and procurement. We currently aim annually to achieve savings and productivity improvements of 3% of our costs. In 2022, we approached our goal.

OUR STRENGTHS

We offer high value diagnostic information services and diagnostic solutions that are attractive to our customers.
Our Strengths (Table 7)
Quality	Strong Operating Principles
Assets and Capabilities to Deliver Value	Health Information Technology Solutions and Information Assets
Innovation	Medical and Scientific Expertise
Collaboration	Customer Focus

    Quality

    Our goal is to provide every patient with services and products of superior quality. We strive to accomplish that through commitment, leadership, and establishing rigorous processes that we measure and continually seek to improve, and by using the Quest Management System, which provides best-in-class business performance tools to create and implement effective and sustainable quality processes. Our Quality Program includes policies and procedures to document, measure and monitor the effectiveness of our laboratory operations in providing and improving quality and meeting applicable regulatory requirements. The Quality Program is designed so that the quality of laboratory services is monitored objectively and evaluated systematically to deliver superior quality care, identify opportunities to improve patient care and resolve identified problems. To help achieve our goal of becoming recognized as the undisputed quality leader in the diagnostics information services industry, we have implemented our Quality System Framework, which serves as a reference guide for our employees and describes our Quality System Elements, which provide the structure for each laboratory to achieve and maintain quality processes. We also have a robust Supplier Quality Program designed to ensure we have a high-quality supplier network and to raise the bar of quality expectations across that network. Being chosen by UnitedHealthcare as a participant in the UnitedHealthcare Preferred Lab Network reflects the strength of our quality. For additional information about our commitment to quality, see "General - Quality Assurance" on page 25.

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

    Strengthen organizational capabilities. We continuously strive to strengthen our organizational capabilities to support our two-point strategy, enable growth and productivity, better focus on our customers, speed decision-making and empower employees. Highlights include:

•Align for Growth, Execution and Efficiency. Our organization is designed to align around growth opportunities, coordinate business units for seamless execution and leverage our company-wide infrastructure to gain more capability, value and efficiency. We relied on this organizational design to allow us to develop a coordinated and sustained strategy to respond to the unprecedented challenges we face responding to the COVID-19 pandemic. The value creation side of our business includes product and commercial marketing and is organized by clinical franchise and focuses on customer solutions for the marketplace, including new test development and diagnostic insights. The value delivery side includes sales, laboratory operations, field operations, logistics and client services.

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

    Deliver disciplined capital deployment. Our disciplined capital deployment framework includes investment in our business, dividends and share repurchases. The framework is grounded in maintaining an investment grade credit rating. We expect to return a majority of our free cash flow to investors through a combination of dividends and share repurchases. Consistent with that expectation, in February 2023 we announced that we increased our quarterly common stock cash dividend by approximately 7.6%, from $0.66 per common share to $0.71 per common share. This represents our twelfth increase in the dividend since 2011. For many years, we have maintained a common stock repurchase program. Since the beginning of 2013, we have returned approximately $7.1 billion to stockholders through repurchases of our common stock. Our share repurchases, dividends and capital expenditures in each of the last three years are presented in our consolidated financial statements (Part II, Item 8 of this Report).

    The Company's strategy includes generating growth through value-creating, strategically-aligned acquisitions using disciplined investment criteria. We screen potential acquisitions using guidelines that assess strategic fit and financial considerations, including value creation, return on invested capital and impact on our earnings. In 2022, we consummated the acquisition of Pack Health, a patient engagement company that helps individuals adopt healthier behaviors to improve outcomes, and the outreach testing business of Summa Health, a large integrated healthcare system in Northeastern Ohio. We also agreed to acquire select assets of the outreach testing business of Northern Light Health, a large integrated healthcare system in Maine. Our significant acquisitions in each of the last three years are further discussed in Note 6 to the audited consolidated financial statements (Part II, Item 8 of this Report).

    We will continue to invest in our business in a disciplined manner, including focusing on enhancing our solid foundation of strategic assets and capabilities, accelerating growth and driving operational excellence. Our near-term investments in growth are likely to focus on the approaches to accelerate growth set forth in table 2 above. Our near-term investments to drive operational excellence are likely to focus on improving the customer experience and gaining efficiency, systems standardization, and digital enablement of our processes.

    Assets and capabilities to deliver value

We use our unmatched size, scale and capabilities to deliver a very attractive value proposition to our customers.
Assets and Capabilities (Table 8)
Connectivity	● Provide healthcare connectivity solutions to >475,000 clinician and IDN accounts and interface with nearly 850 electronic health records systems
Data	● The largest private database of de-identifiable laboratory test results: >60 billion patient data points
Logistics	● Strong logistics capabilities • make >76,000 stops daily • approximately 4,000 courier vehicles • >20 aircraft serving the U.S.
Medical and Scientific Staff
● One of the largest medical and scientific staffs in the industry to provide interpretive consultation
• Approximately 600 M.D.s and Ph.D.s, many of whom are recognized leaders in their field
• Genetic counselors

Other Healthcare Professionals	● Approximately 23,000 phlebotomists, paramedics, nurses and other health and wellness professionals
Consumer Access	● Approximately 7,300 patient access points, including phlebotomists in physician offices and the most extensive patient service center network in the U.S. with approximately 2,100 locations
Health Plan Participation	● Access to approximately 90% of U.S. insured lives
Processing Volume	● Processed approximately 208 million test requisitions in 2022, including approximately 15 million COVID-19 molecular test requisitions

Range of Testing	● Industry-leading test menu across clinical sub-specialty areas and diagnostic technologies
Patents	● Own or control approximately 1,100 issued and over 450 pending patents worldwide in 2022
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
Clinical Franchises (Table 9)
Cardiovascular, Metabolic and Endocrinology	Cancer Diagnostics
Infectious Diseases and Immunology	Drug Monitoring and Toxicology
Neurology	Women’s and Reproductive Health

    We seek innovations and solutions that help healthcare providers, IDNs, health plans and other healthcare market participants care for their patients through better testing for predisposition, screening, monitoring, diagnosis, prognosis and treatment choices, and that deliver high clinical value to the medical community and reduce the overall cost of healthcare. Starting with a clinical focus on a specific disease state or clinical problem, we take advantage of advanced technology for more precise, comprehensive and actionable information. We seek to develop innovations and solutions that help to determine a patient's genotype or gene expression profile relative to a particular disease and its potential therapies, because they can help healthcare providers to determine a patient's susceptibility to disease or to tailor medical care to an individual's needs. This would include determining if a medication might be an optimum choice for a particular person, or tailoring the right dosage once the proper medicine is prescribed. We endeavor to improve test processes, including through increased automation. In addition, we aim to develop holistic solutions responsive to challenges that healthcare providers and patients face, by developing solutions of tests, information and services focused on specific clinical challenges, and taking advantage of the latest healthcare data capabilities. We also look for innovations and solutions that are less invasive than currently available options, and to increase the choices that healthcare providers and patients have for the collection of diagnostic specimens. We seek innovation in the ways we bring solutions to customers, and in the customer experience, including enhanced services and end-to-end solutions for convenience and support. We make innovative solutions available to community physicians through our connectivity solutions, operational footprint and by making complex results actionable. We plan to expand our innovative solutions through research and development, as well as partnerships with academic institutions, other technology and healthcare leaders and public health agencies.

    During the COVID-19 pandemic, we secured numerous Emergency Use Authorizations from the FDA related to molecular diagnostic COVID-19 testing and, with government and private sector partners, developed and built "pop-up" COVID-19 testing sites that offered a new, efficient model for consumer access to testing. In 2022, we innovated with the CDC Increasing Community Access to Testing for COVID-19 program to increase access to $0 out-of-pocket COVID-19 testing in underserved communities using a combination of our capabilities including our strong COVID-19 molecular testing, our on-line capabilities and our patient service centers. We secured the first Emergency Use Authorization from the FDA during the Mpox (formerly known as Monkeypox) public emergency for an LDT to aid in the detection of Mpox. We also launched a new obstetrics test panel that included hepatitis C screening. These initiatives, along with other developments highlighted below under the headings "Collaboration," "Medical and Scientific Expertise," and "Healthcare Information Technology Solutions and Information Assets," demonstrate our agility and strength in innovation.

Collaboration

    We believe that strategic relationships, including with healthcare providers, public health authorities, consumer-focused entities and others, can position us for growth at the center of healthcare and that healthcare companies that can partner effectively with others will be successful in the long term. We collaborate with partners that can help us to achieve our vision of empowering better health through diagnostic insights and have relationships across the spectrum of healthcare, including with world class healthcare and consumer-focused leaders, to foster important advances in healthcare, including in precision medicine and healthcare delivery. We plan to continue to pursue strategic relationships to help accelerate growth and drive operational excellence. In 2022, we collaborated with IRIS (Intelligent Retinal Imaging Systems) to offer diabetic retinopathy screening services in our patient service centers, with Walmart to make consumer-initiated testing available through Walmart.com, and with eMedTM to launch a COVID-19 rapid antigen test with observed collection, to help individuals meet travel and other observed collection and test report requirements.

    Medical and Scientific Expertise

    We have strong medical and scientific expertise and aspire to be a trusted authority in diagnostic medicine, provide insights and tools to support public and personal health, lead and facilitate scientific discussion and inspire innovation. Our medical and scientific experts regularly provide presentations, symposia and webinars regarding diagnostic testing and participate on scientific committees determining guidelines for diagnostic usage. They also publish research that demonstrates the clinical value and importance of diagnostic testing, including in connection with our research and development efforts, in peer-reviewed journals, textbooks and other publications. For over 30 years, the Company has published the Quest Diagnostics Drug Testing Index,TM a series of reports on national workplace drug positivity trends based on the Company's employer workplace drug testing data, that is widely cited by employers, the federal government and the media to help identify and quantify drug abuse among the nation's workforce. The Company also publishes Quest Diagnostics Health Trends,® a series of scientific reports that provide insights into health topics, based on analysis of objective clinical laboratory data, to empower better patient care, population health management and public health policy. Our role at the forefront of the response to the COVID-19 pandemic demonstrated this strength, as we secured numerous Emergency Use Authorizations from the FDA for innovations in connection with COVID-19 testing and specimen collection (e.g., unobserved nasal specimen self-collection; combined COVID-19 and influenza virus tests; COVID-19 at-home specimen collection by consumers). In 2022, we published more Health Trends® reports on consequences of COVID-19, along with other reports on, for example, screening pregnant women for hepatitis C, and hepatitis B and tuberculosis co-infection. We also published studies regarding diabetes cost reductions achieved for participants in employer-sponsored health programs, perspectives on the future of Alzheimer's Disease treatment and the potential importance of employee health to addressing the "Great Resignation." In addition, we employed our comprehensive menu of COVID-19 test and data analytics to support CDC population health research, helping to identify SAR-COV-2 seroprevalence on a multistate basis.

    Health Information Technology Solutions and Information Assets

    We have a history of providing leading information technology for diagnostic information services, including for patients, clinicians and healthcare organizations. We were the first national diagnostic information services provider to offer online patient appointment scheduling and a patient connectivity solution. Our MyQuest® patient healthcare portal, with more than 27.5 million registered users at year-end 2022, enables patients to manage healthcare and medical information for themselves and a circle of others and, among other things, use their smartphone or computer to order a test, find a Quest Diagnostics location, schedule appointments, receive appointment reminders, assess whether their health plan is in-network and receive and archive their test results. We are expanding our use of digital and other technology tools to improve our customer experience for patients and providers. We also were a founding member of the Synaptic Healthcare Alliance, which is working to create a platform, powered by blockchain technology, that enables a culture of innovation, removes friction and solves shared challenges impacting constituents across healthcare today.

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

    Clinical laboratory testing, which can be characterized as routine, non-routine or advanced, generally is performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens such as microbiology samples. Clinical laboratory tests which can be performed by most clinical laboratories are considered routine. Routine testing measures various important bodily health parameters such as the functions of the kidney, heart, liver, thyroid and other organs. Commonly ordered routine tests include blood chemistries, urinalysis, allergy tests and complete blood cell counts. Non-routine tests may require professional “hands-on” attention from highly-skilled technical personnel, generally require more sophisticated data analysis, technology, equipment or materials, may be performed less frequently than routine tests and may be reimbursed at higher levels than routine tests. It may not be practical, from a cost-effectiveness or infrastructure perspective, for many IDNs, ACOs, commercial laboratories or physician office laboratories to develop and perform a broad menu of non-routine tests, or to perform low-volume non-routine testing in-house. Such tests generally are outsourced to a clinical testing laboratory which can perform these non-routine tests. Some non-routine tests are advanced. Advanced tests include procedures in the areas of molecular diagnostics (including next-generation sequencing), oncology, neurology, companion diagnostics and non-invasive pre-natal and other germline genetic testing.

    Our services. We are the world's leading provider of diagnostic information services. We provide information and insights based on an industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. We have strong testing capabilities, including services for the predisposition, diagnosis, treatment and monitoring of cancers and other diseases, and offer advanced tests in many fields, including endocrinology, immunology, neurology and oncology. Increasingly, we are focused on providing solutions and insights to our customers, based on the testing that we perform, the data that we gather and our extensive medical, information and connectivity assets. We believe that offering services, solutions and insights based on a full range of tests, information assets and other capabilities strengthens our market offering, market position and reputation.

    We offer the broadest access in the United States to clinical testing. We maintain a nationwide network of laboratories, including advanced laboratories as well as rapid response laboratories (smaller facilities where we can quickly perform an abbreviated menu of routine tests for customers that require rapid turnaround times). We operate 24 hours a day, 365 days a year. Our nationwide network also includes patient service centers, phlebotomists in physician offices, and our connectivity resources, including call centers and mobile paramedics, nurses and other health and wellness professionals. Our large in-house staff of medical and scientific experts, including medical directors, scientific directors, genetic counselors and board-certified geneticists, provide medical and scientific consultation to healthcare providers and patients regarding our tests and test results, and help them best utilize our services to improve outcomes and enhance satisfaction. We also provide testing (including anatomic pathology) services and medical director services at IDN laboratories.

     We are a leading provider of diagnostic information services for infectious disease, such as COVID-19 (including molecular diagnostic and serology antibody offerings), tuberculosis (e.g., our T.SPOT.TB and Quantiferon offerings) and tick-borne disease (e.g., our Accutix® offering). We strive to be the first to provide diagnostic solutions for emerging infectious diseases (e.g., our offerings for Zika, West Nile Virus, SARS and Influenza A H1N1). We have leading positions in drug monitoring and toxicology, in neurology diagnostics, in advanced cardiovascular diagnostic information services (e.g., our CardioIQ® and Cleveland HeartLab® offerings through our Cardiometabolic Center of ExcellenceTM), and in cancer diagnostics (e.g., our QuestVantage® offerings). We are the largest workplace drug testing provider, testing urine, hair, and oral fluid specimens, and are certified by HHS to perform drug testing using electronic custody and control forms for federally-mandated, safety-sensitive workers.

     We are a leading provider of employer population health services, including biometric screenings, flu shots and related preventative services that leverage clinical data to improve population health outcomes and reduce healthcare spend. Our solutions enable employers to leverage screening insights to identify chronic disease risks, connect employees to needed in-network care, and empower better health. Our offerings include connecting participants to the right care at the right time, such as (i) a program designed to prevent diabetes and other chronic conditions, (ii) a program that enables participants to engage with a board-certified physician about their results and to be guided about actions based on those results, (iii) a mental health assessment program that links participants to virtual support and (iv) a program to facilitate virtual telehealth access to clinical services for participants and adult dependents, with emphasis on reducing risks related to preventable chronic diseases. These services are sold directly to employers and by health plan resellers. In response to the COVID-19 pandemic, we developed and offered COVID-19 return to work services, to assist organizations developing plans for safer workplaces.

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

     We offer population health solutions to clinicians, health plans, and IDNs. Our services build on the power of our information assets and data capabilities and help our customers deliver better care to their patient populations by identifying gaps in care in a population, providing clinical solutions to close the gaps and fostering consumer engagement with a solution. For example, Quest Lab StewardshipTM employs machine learning to help clinicians optimize medically-appropriate laboratory test utilization. Our extended care services (e.g., bone density examinations; home collection kits for lab testing) help deliver better care to patient populations by identifying and filling gaps in care for patient populations and by enabling delivery of the most effective healthcare to the right populations and individuals. These services leverage the power of our assets (e.g., our extensive clinical data and data analytics services) and capabilities (e.g., call centers, patient service centers, mobile workforce) and focus on extending the reach of clinician offices beyond their traditional four walls to assess the health of their populations, and doing so when it is convenient for consumers. Once gaps are identified, we engage patients in our retail sites, in home or by telephone, including through our call centers and our mobile capabilities, including highly trained healthcare professionals. In 2022, we enhanced our extended care offering by acquiring Pack Health, which offers patient engagement services that help individuals adopt healthier behaviors to improve outcomes. We also enhanced our diabetic retinopathy screening offering, collaborating with IRIS (Intelligent Retinal Imaging Systems) to offer retinal imaging services in our patient service centers.

    We offer services to pharmaceutical companies. We offer clinical trials testing and have expertise in developing laboratory tests for FDA submission as companion diagnostics and laboratory developed tests for complementary diagnostics, and offer an array of assets and services to support the development of companion diagnostics, including our robust data set and patient services network. We also offer Quest Clinical Trials ConnectTM to help accelerate clinical trials (and thus the speed of drugs to market) through better patient recruitment, involvement and management, and improved physician outreach. In 2022, we also began to offer Pack Health's patient engagement services to our pharma clients.

    We also offer sports teams, including at the professional and collegiate levels, performance tools, based on biomarker testing, designed to optimize high-level athletic performance through actionable insights. This service provides the context for athletes to consider performance variables holistically, including nutritional education and intervention, maximum fitness, injury assessment and training load monitoring as well as sophisticated biometric analysis. During the COVID-19 pandemic, we also expanded our test offerings for athletes to include COVID-19 testing, to foster the country's return to athletic fields.

Diagnostic Solutions

    Risk Assessment Services. ExamOne® is the largest provider of risk assessment services to the life insurance industry in North America. Our risk assessment services comprise underwriting support services, including data gathering, paramedical examinations and clinical laboratory testing and analytics, designed to assist life insurance companies objectively to evaluate the mortality risks of applicants. Most specimen collections and paramedical examinations are performed by our network of paramedical examiners at the applicant's home or workplace, but they also are offered at hundreds of Company patient service centers and many additional locations.

    Healthcare Information Technology. We offer healthcare organizations and clinicians robust health information technology solutions. Our healthcare information technology offerings, including Quanum® Practice Solutions, our Electronic Health Record, Practice Management and Revenue Cycle Management Solutions for healthcare providers, and our award-winning Quanum® Enterprise Content Solutions for IDNs, connect data to decision-making and help clinicians advance clinical and operational strategies. Healthcare organizations use Quanum® Enterprise Content Solutions at approximately 675 sites in North America. Our Quanum® Electronic Health Record is a cloud-based, mobile-accessible offering that enables clinicians to generate a complete record of a clinical patient encounter, automates and streamlines the clinician's workflow, provides clinical decision support tools, captures patient encounter notes and lab and radiology results and enables secure communication with patients and other clinicians.

THE CLINICAL TESTING INDUSTRY

Key Trends

    The healthcare system in the United States is evolving. We expect that the evolution of the healthcare industry, including impacts of the COVID-19 pandemic, which include the increased adoption of telemedicine, will continue, and that industry change is likely to be extensive. There are a number of key trends that we expect will continue to have a significant impact on the diagnostic information services business in the United States and on our business. These trends, discussed in the table below, present both opportunities and risks. We believe that several of the trends, including consolidation, price transparency and consumerization, are favorable to our business.

    Because diagnostic information services is an essential healthcare service and because of the key trends discussed below, we believe that the industry will continue to grow over the long term. In addition, we believe that the clinical testing market continued with fundamental changes in 2022. First, we believe that PAMA-driven reimbursement pressure is a catalyst for structural change in the market. Second, we believe that there is an increased focus among our customers, including health plans, ACOs and government programs, on driving value in connection with laboratory testing services. Third, we believe that ongoing consumerization in healthcare, with increased cost being borne by consumers, is changing consumption of healthcare services. We believe that these changing market fundamentals will benefit lower-cost, high-value providers like Quest and that we are well positioned to grow from the changing market conditions and benefit from the long-term growth expected in the industry.

Key Trends (Table 11)
PAMA-driven reimbursement pressure	Pursuant to PAMA, reimbursement rates for many clinical laboratory tests provided under Medicare were reduced during 2018 - 2020. PAMA calls for further revision of the Medicare Clinical Laboratory Fee Schedule for years after 2020, based on future surveys of market rates; reimbursement rate reduction from 2024-26 is capped by PAMA at 15% annually.

PAMA's next data collection and reporting period have been delayed, most recently by federal legislation adopted in December 2022, which further delayed the reimbursement rate reductions and reporting requirements until January 1, 2024.
Health plans driving value in lab spending
IDNs, which provide outreach testing and may encourage clinicians to send their outreach testing volume to the IDN's laboratory, historically were able to negotiate higher reimbursement rates with health plans than commercial clinical laboratories for comparable services. In addition, health plans generally reimburse non-participating laboratory testing providers at higher out-of-network rates. We are finding increased interest among health plans in driving better value in spending for laboratory testing. Health plans increasingly are taking steps to encourage the movement of testing volume to high value, lower cost providers like our Company, including by identifying preferred provider partners, plan design changes (e.g., zero-dollar out-of-pocket costs for members using preferred providers) and better aligning reimbursement rates for IDN-based providers and independent commercial laboratories. The UnitedHealthcare Preferred Lab Network, which chose us to participate, is an example of a health plan taking these steps.

Health plans also are increasingly adopting policies, practices and procedures based on requirements imposed by government payers such as Medicare and Medicaid in order to influence the utilization and reimbursement of testing services. These policies, practices and procedures are subject to change without notice.

Consumerization
Consumers are our customers. Increasingly, consumers are engaged and interested in, and empowered to manage and take direct responsibility for, their own healthcare. As a result, they are becoming more sophisticated in their understanding of their healthcare needs and their expectations of healthcare providers. Some consumers are interested in selecting their own diagnostics tests, rather than relying upon a healthcare professional to select the tests. In addition, consumers often are bearing increased financial responsibility for their healthcare (e.g., high deductible health plans; rising deductibles). In our experience, consumers are more focused on transparency, ease of doing business and understanding diagnostics information services than they have been in the past. Consumers increasingly are demanding convenience and a superior and personalized experience relevant to their needs. During the COVID-19 pandemic, we saw consumers increase their use of telemedicine capabilities, increase their responsibility for their own healthcare (e.g., increased consumer-initiated testing; increased specimen self-collection) and increase their openness to new delivery channels (e.g., retail; convenient "pop-up" test centers). In addition, consumers are seeking prompt, direct access to their test results. Increasingly, consumers are motivated to find high quality service providers with strong digital experience delivery engines, accessible customer service and lower prices, like our Company. Our consumer-initiated testing offering is part of our response to this trend.

Prevention and wellness	We believe that the value of detection, prevention, wellness and personalized care is well recognized. Government agencies and other customers discussed in table 13 increasingly focus on helping the healthy stay healthy, detecting symptoms among those at risk and providing preventive insight and care that helps avoid or reduce the negative impacts of a disease.

Medical innovation
Medical developments are creating new opportunities and new challenges and disrupting the healthcare environment. For example, during the COVID-19 pandemic, telemedicine practices became more commonly used and digital pathology is an emerging technology that may change the practice of pathology. Information technology that includes self-learning or "artificial intelligence" features is growing and impacting healthcare.

Continuing advances in genomics and proteomics are expected to give rise to new, more sophisticated and specialized diagnostic tests. These advances also are spurring interest in and demand for precision medicine, which relies on diagnostic and prognostic testing and in which data information services and strategies are used to deliver the most effective healthcare to the right populations and individuals.

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

Healthcare industry evolution; focus on value
Customers discussed in table 13 and other healthcare system participants have been consolidating, converging and diversifying. For example, a number of IDNs are considering establishing or have established health insurance plans, and health insurance providers are considering providing or are providing healthcare services. In recent years, a leading provider of retail medical clinics and pharmacy benefits management services has acquired a leading health insurance provider, a leading health insurance provider has acquired a leading pharmacy benefits manager, leading providers of retail pharmacy services have acquired, or agreed to acquire, significant ownership stakes in physician practices, and the corporate parent of a leading health insurance company provides a wide array of healthcare services through its non-insurance company subsidiaries and is collaborating with the nation's largest retailer. Health plans are entering agreements with other providers of healthcare services, including laboratory testing services providers, to partner on value-based approaches to delivering healthcare to populations.

Consolidation is increasing pricing transparency and bargaining power, and may encourage internalization of clinical testing.

Physicians frequently now are employed by IDNs, ACOs or large group practices integrated with IDNs, instead of organizing physician-owned practices, which is impacting the dynamics for whether clinical testing is performed in or outside of an IDN. Physicians and other clinicians also increasingly are being employed by health plans, large retailers or their affiliates.

Value-based reimbursement and demand for convenience and greater availability are contributing to changes in the healthcare system. ACOs and patient-centered medical homes have grown as a means to deliver patient care.

CMS has refreshed its strategy to reinvigorate the national push toward value-based care for Medicare and Medicaid beneficiaries, and set goals for value-based reimbursement to be achieved. CMS has stated that the Medicare Sharing Savings Program for ACOs is a critical component of CMS' vision to advance health equity, drive high-quality, person-centered care and promote affordability and sustainability of the Medicare program. CMS sponsors two additional programs for ACOs, has stated that its goal is for all people in traditional Medicare to be in an ACO by 2030, and is adopting policies to drive growth in ACO participation.

Changes also are taking place in the way that some healthcare services are purchased and delivered in the United States. IDNs are under significant pressure, and IDNs and large retailers are evolving. Healthcare services increasingly are being provided by non-traditional providers (e.g., physician assistants), in non-traditional venues (e.g., retail medical clinics, urgent care centers) and using new technologies (e.g., telemedicine, digital pathology).

Pricing transparency	There has been a trend toward greater pricing transparency in healthcare, including in the laboratory testing marketplace. Several states have taken action to foster greater pricing transparency in healthcare. For example, Massachusetts launched a website to help consumers understand the wide variation in healthcare costs. Federal laws require health care providers to provide good faith estimates of costs to self-pay patients, and provide rights and protections for consumers against surprise billing or balance billing. In addition, the federal government has adopted new legislation and issued new regulations designed to increase transparency regarding pricing and quality in healthcare, including requiring providers, group health plans and insurers to disclose cost information to consumers in advance of care being provided.

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

Healthcare market participants, including governments, are focused on controlling costs. Examples of cost control approaches include reducing reimbursement for healthcare services, changing reimbursement methodology for healthcare services (e.g., shift from fee for service to capitation), changing medical coverage policies (e.g., healthcare benefits design), denying coverage for services, requiring preauthorization of laboratory testing, requiring co-pays, introducing laboratory spend management utilities and payment and patient care innovations such as ACOs and patient-centered medical homes. There is increased market activity regarding alternative payment models, including bundled payment models.

The Health Transformation Alliance, initially a group of over 50 major U.S. companies, was formed to improve and reform the healthcare system in the United States. The rising cost of healthcare in the United States was a key driver for the formation of this alliance.

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

The FDA and HHS have expressed views regarding the regulation of LDTs. Legislation introduced in recent sessions of Congress that would authorize the FDA to regulate LDTs has not become law. If legislation that authorizes the FDA to regulate LDTs were to become law, it could have a significant impact on the clinical laboratory testing industry, including regulating LDTs in new ways, while creating avenues of opportunity and competition regarding clinical laboratory testing. New competitors may enter the industry, and competition may come in new forms.

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

There is a need for technology solutions to harness these opportunities. In addition, new technology, social media and mobile technology are changing the way that healthcare markets interact with each other, and the expectations that they have about how services are provided, what services are provided, and other capabilities of healthcare market participants. These developments are creating new opportunities and new challenges and disrupting the healthcare environment. For example, during the COVID-19 pandemic, telemedicine practices became more commonly used and digital pathology is an emerging technology that may change the practice of pathology. Information technology that includes self-learning or "artificial intelligence" features is growing and impacting the healthcare industry.

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
Healthcare services delivery	Healthcare delivery is moving out of hospitals, clinician offices and other traditional locations in which it had been provided. Care is increasingly being provided in new settings, such as outpatient, retail, consumer-focused and home settings. In response to the COVID-19 pandemic, telemedicine practices became more commonly used. This dynamic offers new opportunities and challenges for healthcare providers and reflects not only efforts to take advantage of new technologies, but also the trends of consumerization and affordability, each of which are discussed above in this table.

The Value of Diagnostic Information Services

    In view of the key trends discussed in table 11, healthcare providers, consumers and payers increasingly recognize the value of diagnostic information services as a means to help achieve the triple aim of healthcare: improving medical quality and the patient experience while reducing the cost of care. The CDC states that 70% of today's medical decisions depend on laboratory test results. Table 12 highlights how diagnostic information services contribute to improving medical quality and the patient experience while reducing healthcare costs.

Helping to Achieve the Triple Aim of Healthcare (Table 12)
• Detect the symptoms of disease earlier (by identifying patients at risk for disease before they require urgent care, hospital treatment or expensive therapies)
• Aid in the choice of therapeutic regimen (by helping clinicians to target the right medicines for the right patients at the right time)
• Identifying treatment-related side effects
• Monitor patient compliance
• Evaluate treatment results (e.g., assessing early the efficacy of a therapy, enabling changes or discontinuation of ineffective therapies)
• Enabling population health management by identifying gaps in care and delivery of targeted solutions to individuals who need care
• Identifying and proactively managing individuals at risk for diseases, to decrease progression and associated costs and morbidity
• Help individuals obtain and interpret appropriate advice and referrals into needed care

Customers

    We provide diagnostic information services to a broad range of customers, including those discussed in table 13. As discussed in table 11 above, customers are consolidating, converging and diversifying. In many cases, the customer that orders our services is not responsible for paying for these services. Depending on the billing arrangement and applicable law, the payer may be the patient or a third party, such as a health plan, Medicare or a Medicaid program. Increasingly, patients are bearing greater responsibility for some portion of the payment for the services we provide to them, even if a third party is primarily responsible for payment. In addition, consumers are more frequently taking advantage of offerings like the Company's QuestHealthTM offering, and requesting and paying for tests themselves.

Customers (Table 13)
Clinicians
Clinicians (e.g., primary care physicians, specialists and physician assistants) requiring diagnostic information services for patients are the primary referral source for our services when patients choose their diagnostic information services provider.

In recent years, there has been a marked increase in the number of physician practices owned by IDNs. There also has been a notable increase in some branches of medicine of the establishment of very large "rolled-up" physician practice groups. IDNs that own physician practices may encourage or require the practices to refer outreach testing to the IDN's affiliated laboratory. Large specialty physician groups may encourage their members to refer testing to other members of the group or to a lab owned by the large physician group. In each case, referrals to independent diagnostic services providers may be reduced.

Clinicians determine which laboratory to recommend or use based on a variety of factors, including those set forth in table 14.

Health plans including managed care organizations and other health insurance providers
These customers typically reimburse us as a contracted (or out-of-network) provider for services rendered to their members. In certain locations, health plans may delegate to IPAs or other alternative delivery systems (e.g., physician IDN organizations, ACOs, patient-centered medical homes) the ability to negotiate for diagnostic information services on behalf of certain members. Increasingly, these customers are interested in value-based arrangements.

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

Reimbursement from our five largest health plans totaled approximately 20%, and no one health plan accounted for 10%, of our consolidated net revenues in 2022. Health plans typically negotiate directly or indirectly with a number of diagnostic information services providers, and represent approximately one-half of our total clinical testing volume and approximately 45% of our net revenues from diagnostic information services. There has been a trend of consolidation among health plans. Some health plans also have narrowed their provider networks. In addition, some health plans have established "preferred provider" networks within their broader networks (e.g., UnitedHealthcare's Preferred Lab Network), in effect distinguishing among contracted providers.

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

For the last few years, our Company has had access to a very high percentage of the insured lives in the U.S., including very strong access in key high-population states. We believe that this strong access increases our attractiveness to other customer groups, including clinicians, patients and employers.

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

We also have joint venture arrangements with leading IDNs. These joint venture arrangements, which provide diagnostic information services for affiliated IDNs as well as for unaffiliated clinicians and other local healthcare providers, serve as our principal facilities in their service areas. Typically, we have either a majority ownership interest in, or day-to-day management responsibilities for, our joint venture relationships.

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

ACOs
An ACO is a network of providers and facilities that share financial risk in providing or arranging for the provision of healthcare. ACO members collaborate to provide coordinated, high-quality care to their patients; ACOs may manage the health of a population group, exercise operational and financial control over providers across the continuum of care, and function as a payer. Increasingly, ACOs are focusing on driving improvement in healthcare through value-based services arrangements, and to influence reimbursement for healthcare delivery. For example, ACOs may be encouraged to consider exclusive arrangements with healthcare providers, or to limit service providers. The Medicare Sharing Savings Program for ACOs is a critical component of CMS' vision to advance health equity, drive high-quality, person-centered care and promote affordability and sustainability of the Medicare program. CMS sponsors two additional programs for ACOs, has stated that its goal is for all people in traditional Medicare to be in an ACO by 2030, and is adopting policies to drive growth in ACO participation.

We believe that our experience with value-based arrangements with other payers positions us as a strong partner for ACOs. In addition, we believe that our extended care experience and population health capabilities are attractive to ACOs, and that our Quest for Health Equity initiative underscores our commitment to health equity important to ACOs.

Employers
Employers use tests for drugs of abuse to determine an individual's employability and “fitness for duty.” Companies with high levels of employee hiring, safety conscious environments or regulatory testing requirements provide the highest volumes of testing. Factors such as the general economy, the job market and changes in the legal environment (e.g., marijuana legalization or decriminalization) can impact the utilization of drugs-of-abuse testing. Some employers retain third party administrators to handle such testing and related services; we support the needs of third party administrators as well as employers who retain us directly.

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

Consumers	We are well positioned to provide information and insights to individual consumers to help empower them take actions to improve their healthcare. The changing expectations of individual consumers about their healthcare and their healthcare transactions are influencing our services and the way we provide them. See the discussions of our consumer strategy at page 5 and consumerization above in table 11.
FQHCs	FQHCs are non-profit, community-directed organizations that offer care to medically underserved patients; FQHCs are the largest primary care system in the United States today. Their patients are mostly low income, members of racial and ethnic minority groups, and are uninsured or publicly insured.

We offer an array of services that we believe are attractive to FQHCs as they pursue better outcomes for their patients and maintain financial stability for their organizations. Our services include our financial assistance programs, customized billing solutions that help to assist patients who struggle to afford testing, home-based collection options and our extensive patient service center network. We offer solutions for optimizing test utilization, simplifying lab-related tasks, and reducing inefficiencies and duplicative efforts can help FQHCs keep costs in line, and technology solutions that can help them to meet quality reporting requirements and achieve quality measures through benchmarking and identifying areas for improvement. We also offer a tiered, flexible approach to gaps-in-care programs that helps complement FQHC efforts to emphasize preventive care.

Our Quest for Health Equity initiative also demonstrates our commitment to FQHCs and the people they serve; many of these initiatives support FQHCs, including by providing free lab testing services.
Emerging Retail Healthcare Providers
In recent years, retail providers of healthcare services have emerged and are growing as customers. These providers include "big-box" retailers, pharmacy chains, supermarkets, urgent care centers and Internet-based service providers.

We are taking advantage of opportunities to work with these providers, not only to offer new access partners (e.g., CVS and Rite-Aid retail locations) and new access points for our services (e.g., our collaboration with Safeway), but also to grow our business by expanding our service offerings (e.g., our collaboration with Walmart). See the discussion of our consumer strategy at page 5

Government Agencies
We provide services on a fee-for-service basis to federal, state and local governmental agencies.
Historically, most Medicare and Medicaid beneficiaries were covered under the traditional Medicare and Medicaid programs administered by the federal government. Over the last several years, the federal government has expanded its contracts with private health insurance plans for Medicare beneficiaries and has encouraged such beneficiaries to switch from the traditional programs to the private programs, called “Medicare Advantage” programs. There has been growth of health insurance providers offering Medicare Advantage programs and of beneficiary enrollment in these programs. States also have mandated that Medicaid beneficiaries enroll in private managed care arrangements. We provide additional services to and in conjunction with government agencies across the United States in connection with the COVID-19 pandemic (see, e.g., the discussion at page 10 above regarding our collaboration with CDC).

Pharmaceutical companies
We offer clinical trials testing and have expertise with laboratory developed tests for companion and complementary diagnostics, and offer an array of assets and services to support the development of companion diagnostics, including our robust data set and patient services network. We also offer data services solutions, leveraging our data, analytics and expertise, to help therapy developers understand markets and patient and disease journeys, and plan commercial activity. In addition, we offer Quest Clinical Trials ConnectTM to help accelerate clinical trials (and thus the speed of drugs to market) through better patient recruitment, involvement and management, and improved physician outreach. We also offer Pack Health's patient engagement services.

Other Laboratories	We provide services on a fee-for-service basis to other commercial clinical laboratories.

    Competition. While there has been consolidation in the diagnostic information services industry in recent years, our industry remains fragmented and highly competitive. We primarily compete with three types of clinical testing providers: commercial clinical laboratories, IDN-affiliated laboratories and physician-office laboratories. Our largest commercial clinical laboratory competitor is Laboratory Corporation of America Holdings, Inc. In addition, we compete with many smaller regional and local commercial clinical laboratories, specialized advanced laboratories and providers of consumer-initiated testing. In anatomic pathology, we compete with anatomic pathology practices, including those in academic institutions and large physician group practices, and providers of emerging digital pathology solutions. There also has been a trend among physician practices to establish their own histology laboratory capabilities and/or bring pathologists into their practices, thereby reducing referrals from these practices and increasing the competitive position of these practices.

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

    We believe that providing the most attractive service offering in the industry, including the most comprehensive test menu, innovative test offerings, a positive customer experience, a staff including medical and scientific experts, strong quality, leading access and distribution, and data-powered integrated information technology solutions provide us with a competitive advantage.

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

    The risk assessment and healthcare information technology industries are highly competitive. We have many competitors, some of which have much more extensive experience in these industries and some of which have greater resources. We compete in the risk assessment business by seeking to provide a wider array of quality, integrated services than our competitors, faster services completion and a superior applicant experience. We compete in the healthcare information technology industry by offering solutions that foster better patient care and improve performance for healthcare providers, particularly smaller and medium sized physician practices.

GENERAL

    Human Capital Management. Creating an inspiring workplace is one of our three corporate goals, and this goal drives our approach to human capital management. Effectively managing our human capital resources is a priority with key components that include culture, safety and well-being programs, employee engagement, and attracting, training, development and succession planning. Our Board of Directors actively engages in oversight of our human capital management, including by receiving management reports on key areas, strategies and initiatives. Additional information about our human capital management strategies and initiatives is available in our annual corporate responsibility report.

    As of December 31, 2022, we have approximately 49,000 employees, of whom approximately 40,000 are full-time and the remainder are part-time or on-call. Our employee population is more diverse than the U.S. workforce, taken as a whole. Approximately 72% of our employees globally identify as women; approximately 50% of our U.S. employees identify as people of color. A majority of our employees work directly with our customers or in our laboratories. Fewer than 1% of our employees are represented by a union. We believe that our overall relations with our employees are good.

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

    Safety and Well-Being. The health and safety of our employees is of paramount concern. We use a systematic, risk-based approach to develop tailored incident prevention and response programs designed to keep our employees safe in each of our diverse functional areas, and use data insights and a detailed audit program to foster the effectiveness of our programs. We have a comprehensive curriculum of annual safety training, as well as training for new employees. During the COVID-19 pandemic, our cross-functional Safely Working Together Steering Committee designed and implemented tactics, techniques and procedures to enable our colleagues to continue to work safely. As part of our comprehensive and competitive compensation and benefits program, we also offer innovative initiatives to support the well-being of our employees and their families through our HealthyQuest program. The cornerstone of HealthyQuest is our Blueprint for Wellness program, which empowers our employees and their dependents with health insights based on lab and biometric data and invites them each year to take the initiative to improve their physical and mental health. We also offer other programs designed to engage employees in managing their health, including access to medical expertise and support programs tailored to their individual needs, helping them to adopt healthier behaviors and access better care at lower costs. These include customized programs for conditions such as type 2 diabetes management, chronic kidney disease, cardiovascular disease, specialty drugs, and zero-cost lab testing, and special support for orthopedic surgery and for cancer and other serious diagnoses. In 2022, we enhanced our mental health offering for employees.

    Inclusion and Diversity. We understand the need to create an environment where employees can bring their whole selves to work, and our Everyday Equity philosophy embodies our commitment to promote inclusion and embrace diversity by consistently inviting new perspectives and exploring new experiences. We aim to harness the unique mix of capabilities, talents, cultures, beliefs and experience of our employees and create a workforce that is demographically diverse at all levels of the organization. Through our CTC Framework (focusing on Culture, Talent and Community), we prioritize diversity across the entire talent lifecycle, with the goals of supporting employees throughout their careers at Quest, ensuring transparency and identifying opportunities for action. In 2022, we continued to focus on inclusion and diversity through additional training for leaders and other employees. We also continued, with the Quest Diagnostics Foundation, Quest for Health Equity, our initiative to help reduce health disparities in underserved communities.

    Engagement. Since 1997, we have sought to foster the engagement and enablement of our employees, and have regularly surveyed our employees to assess their engagement. Employee engagement has been a metric in the annual incentive plan for our executive officers since 2013. Since 2020, our strategy for gathering employee feedback utilizes more frequent employee surveys. This approach is designed to build an agile culture, based on continuous feedback that fuels ongoing conversations about priorities, performance, opportunities and growth, to result in a higher performing organization and committed employees. In addition, we hold regular meetings among hundreds of company leaders to foster increased communication across the company regarding topics of concern to employees.

    Attracting, Training, Development and Succession Planning. We have a strong program designed to attract a diverse, qualified work force that will assist us to achieve our business goals. For example, we are partnering with universities to help build our pipeline of expertise in medical technology, cytology and histology, and we have teamed up with a third-party phlebotomy training program to train and certify phlebotomist candidates who can join our ranks upon graduation. We provide training on a wide array of topics to our employees through live and online formats, including opportunities that can be accessed through their mobile devices. We also offer a number of development opportunities for our employees, such as mentoring and education programs, including a higher education tuition assistance program. In addition, we provide leadership training opportunities for employees at all levels, including a manager essentials curriculum, our Leading Quest Supervisor and Manager Core Program, coaching programs and trainings to strengthen critical leadership skills. We also deliver a number of programs tailored to specific functions to drive a high-performance culture and sharpen the capabilities needed to lead our organization (e.g., our Commercial, Finance, Pathology, R&D, and Product Management Leadership Programs). We have a robust talent assessment and succession planning process to promote business continuity, including at the most senior levels; this planning is linked to our engagement and inclusion and diversity initiatives, to foster those efforts.

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

    Information Technology. We use information systems extensively in virtually all aspects of our business, including clinical testing, test ordering and reporting, billing, customer service, logistics and management of data. We endeavor to establish systems that create value and efficiencies for our Company and customers. The successful delivery of our services depends, in part, on the continued and uninterrupted performance of our information technology systems. We take precautionary measures to prevent problems that could affect our information technology systems.

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

    Quality Assurance. As discussed further under the heading Quality on page 8, our goal is to provide every patient with services and products of superior quality, and to meet that goal we employ the Quest Management System. Employing root cause analysis, process improvements and rigorous tracking and measuring, we continuously seek to enhance quality, reduce defects, further increase the efficacy and efficiency of our operations and processes, eliminate waste and help standardize operations across our Company.

    In our laboratory operations, our quality assurance efforts focus on pre-analytic, analytic and post-analytic processes, including positive patient identification of specimens, appropriate specimen transport, analysis and report accuracy, reference interval establishment and review, statistical process control and personnel training for our laboratories and patient service centers. As part of our quality assurance program, we utilize internal proficiency testing, comprehensive quality control and rigorous process audits. We have introduced comprehensive and digitized data analytics software that implements advanced automated quality control procedures, offering both real-time and post-analytic analysis of data at the laboratory and corporate level. We monitor test results to identify trends, biases, instrument failures and population shifts through digitization and data analytics. We also focus on the licensing, credentialing, training and competence of our professional and technical staff. For example, our cytotechnologists and pathologists participate in an internal peer-review evaluation and one or more external individual proficiency testing programs.

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

    Intellectual Property Rights. We own significant intellectual property, including patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks in the United States and other countries. From time to time, we also license patents, patent applications, technology, trade secrets, know-how, copyrights or trademarks owned by others; we also may license our intellectual property to others. In the aggregate, our intellectual property assets and licenses are of material importance to our business. We believe, however, that no single intellectual property asset is material to our business as a whole. Our approach is to manage our intellectual property assets, to safeguard them and to maximize their value to our enterprise. We actively defend our important intellectual property assets and pursue protection of our products, processes and other intellectual property where possible.

    Enterprise Risk Management Program. We maintain an enterprise risk management program designed to promote a culture of risk awareness throughout the Company's key business, operations and support functions. Our program, which is integrated with the Company’s governance, performance management and internal control frameworks, entails a formal continuous process that identifies, assesses, mitigates and manages the risks from both internal and external conditions that could significantly impact the Company and influence its business strategy and performance, including environmental, social and governance issues. The program is designed based on the most recent framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and we benchmark it against best practices. We focus on the following risk types:

•Operational risk - risks arising from systems, processes, people and external events that affect the Company’s operational objectives or fundamental reason for its existence, including: product life-cycle and execution; service quality and performance; information management and data protection and security, including cybersecurity; supply chain and business disruption; and other risks, including human capital, reputation and environmental.

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

    Part B of the Medicare program contains fee schedule payment methodologies for clinical testing services performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. Historically, the Medicare Clinical Laboratory Fee Schedule and the Medicare Physician Fee Schedule established under that program have been subject to change, including each year. Pursuant to PAMA, reimbursement rates for many clinical laboratory tests provided under Medicare were reduced from 2018 - 2020. PAMA calls for further revision of the Medicare Clinical Laboratory Fee Schedule for years after 2020, based on future surveys of market rates; reimbursement reduction from 2024-26 is capped by PAMA at 15% annually. PAMA's next data collection and reporting period have been delayed, most recently by federal legislation adopted in December 2022, which further delayed the reimbursement rate reductions and reporting requirements until January 1, 2024.

    Our net revenues reimbursed under Medicare and Medicaid in 2022 were lower as a percentage of our consolidated net revenues than in recent years (excluding 2021 and 2020, when we also experienced significant COVID-19 testing). Excluding revenues attributable to COVID-19 testing, approximately 12% of our net revenues were reimbursed under Medicare and Medicaid in 2022, compared to approximately 15% in 2019.

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

The FDA and HHS have expressed views regarding the regulation of LDTs. Legislation introduced in recent sessions of Congress that would authorize the FDA to regulate LDTs has not become law. If legislation that authorizes the FDA to regulate LDTs were to become law, it could have a significant impact on the clinical laboratory testing industry, including regulating LDTs in new ways, while creating avenues of opportunity and competition regarding clinical laboratory testing. New competitors may enter the industry, and competition may come in new forms.

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

Physicians	Our pathologists are required to hold a valid license to practice medicine in the jurisdiction in which they practice. The manner in which licensed physicians can be organized to perform medical services may be governed by the laws of the jurisdictions in which medical services are provided and by the medical boards or other entities authorized by these jurisdictions to oversee the practice of medicine. Several jurisdictions in which our businesses are located prohibit business corporations from engaging in the practice of medicine. In these jurisdictions, anatomic pathology services are delivered through physician-owned entities that employ the practicing pathologists.
Privacy and Security of Health and Personal Information
We are subject to laws and regulations regarding protecting the security and privacy of certain healthcare and personal information, including: (a) the federal Health Insurance Portability and Accountability Act and the regulations thereunder, which establish (i) a complex regulatory framework including requirements for safeguarding protected health information and (ii) comprehensive federal standards regarding the uses and disclosures of protected health information; (b) state laws (e.g., California) and similar laws in other states; and (c) laws outside the U.S., including the European Union's General Data Protection Regulation and similar laws in other jurisdictions. We may be subject to penalties for non-compliance and may be required to notify individuals or state, federal or county governments if we discover certain breaches of personal information or protected health information.

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

    As an integral part of our billing compliance program, we investigate reported or suspected failures to comply with Medicare or Medicaid reimbursement requirements. As a result of these efforts, we have periodically identified and reported overpayments, refunded the payers for overpayments and taken appropriate corrective action.

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
Information Available at Our Corporate Responsibility Webpage (Table 18)
• Corporate Responsibility Reports	• Quest for Health Equity
• Information about our corporate political contributions	• Quest Diagnostics Foundation
• Environmental, social and governance resources	• Sustainability
• Governance, ethics and values	• Community giving

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officers (Table 19)
Name, Age, Title	Background
James E. Davis (60) Chief Executive Officer and President	On November 1, 2022, Mr. Davis became Chief Executive Officer and President, having served as CEO-Elect since February 3, 2022. In January 2017, he became Executive Vice President, General Diagnostics; previously Mr. Davis was Senior Vice President and Group Executive - Regional Businesses. In January 2015, he assumed responsibility for the general management of the Company's regional Diagnostic Information Services business. Mr. Davis was responsible for our products business from February 2014 until 2016. From February 2014 to January 2015, he was responsible for operations for the Company's Diagnostic Information Services business. Mr. Davis joined Quest Diagnostics in April 2013 as Senior Vice President, Diagnostics Solutions, with responsibility for the healthcare information technology, risk assessment, clinical trials, diagnostic products and employer solutions businesses.

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
Mark E. Delaney (55) Senior Vice President and Chief Commercial Officer	Mr. Delaney joined the Company in March 2022 and is responsible for all sales operations. From 2017 until Hill-Rom Holdings Inc. was acquired by Baxter Healthcare in 2021, Mr. Delaney served as Vice President of Sales and Marketing at Hill-Rom, a manufacturer and provider of medical technologies and related services for the healthcare industry; after the acquisition by Baxter Mr. Delaney became Vice President and General Manager at Baxter until he joined Quest Diagnostics.

Previously, Mr. Delaney served in a number of senior sales and marketing leadership roles at General Electric's healthcare business, most recently as Senior Vice President and Zone Manager, where he had regional responsibility for sales of imaging, patient monitoring, information technology and services.

Catherine T. Doherty (60) Senior Vice President, Regional Businesses
Since March 2022, Ms. Doherty has been responsible for the general management of the Company's regional Diagnostic Information Services business, the commercial organization, marketing and consumer-initiated testing. She also is responsible for driving operational excellence, including the Company's quality and efficiency initiatives. Ms. Doherty is the Executive Sponsor of the Company's Women in Leadership Employee Business Network.

From January 2013 to March 2022, Ms. Doherty was Senior Vice President and Group Executive - Clinical Franchise Solutions and Marketing. In this role, she was responsible for overseeing the development of clinical franchise solutions in the areas of general health and wellness, cardiovascular, metabolic and endocrinology, infectious disease and immunology, and prescription drug monitoring and toxicology, as well as enterprise-wide marketing, consumer-initiated testing, the employer solutions and risk assessment businesses, and beginning in February 2020, our sports diagnostics franchise. She also was responsible for clinical franchise solutions in the areas of neurology and women's health from January 2013 to January 2017 and for the healthcare information technology business from February 2014 to January 2017.

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

Mark A. Gardner (57), Senior Vice President, Molecular Genomics and Oncology	Mr. Gardner joined the Company in October 2022 in his current role. He is responsible for oncology, pathology, specialty genetics, and research and development. Mr. Gardner joined Quest from Corza Medical, a provider of surgical technologies and tools, where he served since 2019 as Executive Partner, Senior Vice President and General manager of European Commercial Operations and Biosurgery Products. Prior to that, Mr.Gardner served as Chief Executive Officer of OmniSeq Corporation, a molecular diagnostics company, from 2016 to 2019 and in Vice President and General Manager positions at Thermo Fisher Scientific Inc. from 2003 to 2016, including roles with Life Technologies and Invitrogen. He began his career as a consultant with McKinsey and Company, Inc.
Karthik Kuppusamy (53) Senior Vice President, Clinical Solutions	Mr. Kuppusamy assumed his current role in August 2022. He is responsible for the Company's clinical franchises other than oncology, as well as the Company's pharmaceutical services, genomic services, medical affairs, medical quality and global markets activities. Mr. Kuppusamy serves as co-chair of the Company's Inclusion and Diversity Council. Previously, Mr. Kuppusamy was Vice President and General Manager of the Company's Diagnostics Information Services business in its North Region since from 2018 and General Manager of the Neurology Franchise and Consumer Genetics from 2014 to 2017. He joined the Company in 2014 from General Electric's healthcare business where he held general manager roles in product development, research and development, sales and marketing in the Diagnostics Imaging Division.

Patrick Plewman (56) Senior Vice President, Diagnostics Services	Mr. Plewman assumed his current role in April 2022. He is responsible for a portfolio of data driven analytics and services offerings, including Employer Population Health, Healthcare Analytic Solutions, Pack Health, Risk Assessment (ExamOne) and Employer Solutions. Since joining the Company in 2013, Mr. Plewman was Vice President and General Manager of the Company's Diagnostic Information Services Business in its West Region since 2018 and previously served as General Manager of the Company's Cardiovascular, Metabolic and Endocrinology Franchise, General Manager of the Company's Infectious Disease and Immunology Franchise and General Manager of the General Health and Wellness franchise.

Prior to joining the Company, Mr. Plewman served as Co-Founder, President and Chief Executive Officer of diaDexus, Inc. Previously, Mr. Plewman held various positions of increasing responsibility at SmithKline Beecham Inc.
Michael E. Prevoznik (61) Senior Vice President and General Counsel
Mr. Prevoznik joined the Company as Vice President and General Counsel in August 1999. In 2003, he assumed responsibility for governmental affairs. Mr. Prevoznik also is the Executive Co-Sponsor of the Company's Quest For Health Equity Initiative.

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

Sam A. Samad (53) Executive Vice President and Chief Financial Officer	Mr. Samad joined the Company in his current role in July 2022. He is responsible for the Company's finance, accounting, investor relations, internal audit and treasury activities. Prior to joining the Company, Mr. Samad served as Chief Financial Officer of Illumina, Inc., a global leader in DNA sequencing and array-based technologies, since 2017. Prior to joining Illumina, Mr. Samad held several senior leadership positions at Cardinal Health, including Senior Vice President and Treasurer, with operational and financial responsibility for Cardinal Health's China business, and before that in sales and finance roles at Eli Lilly and Company, both domestically and internationally.

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

    The U.S. healthcare system continues to evolve. Significant change is taking place in the healthcare system, including as discussed above under the heading The Clinical Testing Industry, beginning on page 14. For example, value-based reimbursement is increasing (e.g., UnitedHealthcare's Preferred Lab Network); CMS has set goals for value-based reimbursement to be achieved by 2030. Patients are encouraged to take increased interest in and responsibility for, and often are bearing increased responsibility for payment for, their healthcare. Healthcare industry participants are evolving and consolidating. Healthcare services increasingly are being provided by non-traditional providers (e.g., physician assistants), in non-traditional venues (e.g., retail medical clinics, urgent care centers) and using new technologies (e.g., telemedicine, digital pathology). Utilization of the healthcare system is being influenced by several factors and may result in a decline in the demand for diagnostic information services.

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

    The clinical testing business remains a fragmented and highly competitive industry. We primarily compete with three types of clinical testing providers: other commercial clinical laboratories, IDN-affiliated laboratories and physician-office laboratories. We also compete with other providers, including anatomic pathology practices, large physician group practices and providers of consumer-initiated testing. IDNs generally maintain on-site laboratories to perform testing on their patients (inpatient or outpatient). In addition, many IDNs compete with commercial clinical laboratories for outreach (non-IDN patients) testing. IDNs may seek to leverage their relationships with community clinicians and encourage the clinicians to send their outreach testing to the IDN's laboratory. As a result of this affiliation between IDNs and community clinicians, we compete against IDN-affiliated laboratories primarily based on quality and scope of service as well as pricing. In addition, IDNs that own physician practices may encourage or require the practices to refer testing to the IDN's laboratory. In recent years, there has been a trend of IDNs acquiring physician practices, increasing the percentage of physician practices owned by IDNs. Increased IDN ownership of physician practices may enhance clinician ties to IDN-affiliated laboratories and may strengthen their competitive position. The formation of ACOs and their approach to contracts with healthcare providers also may increase competition to provide diagnostic information services. In addition, new players have recently started to provide clinical lab testing services (e.g., employers; government agencies).

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

    Pursuant to PAMA, reimbursement rates for many clinical laboratory tests provided under Medicare were reduced from 2018 - 2020. PAMA calls for further revision of the Medicare Clinical Laboratory Fee Schedule for years after 2020, based on future surveys of market rates; reimbursement rate reduction from 2024-26 is capped by PAMA at 15% annually. PAMA's next data collection and reporting period have been delayed, most recently by federal legislation adopted in December 2022, which further delayed the reimbursement rate reductions and reporting requirements until January 1, 2024.

    In addition, CMS has adopted policies limiting or excluding coverage for clinical tests that we perform. We also provide physician services that are reimbursed by Medicare under a physician fee schedule, which is subject to adjustment on an annual basis. Medicaid reimbursement varies by state and is subject to administrative and billing requirements and budget pressures.

    In addition, over the last several years, the federal government has expanded its contracts with private health insurance plans for Medicare beneficiaries, called “Medicare Advantage” programs, and has encouraged such beneficiaries to switch from the traditional programs to the private programs. There has been growth of health insurance plans offering Medicare Advantage programs, and of beneficiary enrollment in these programs. States have mandated that Medicaid beneficiaries enroll in private managed care arrangements. In addition, state budget pressures have encouraged states to consider several courses of action that may impact our business, such as delaying payments, reducing reimbursement, restricting coverage eligibility, denying claims and service coverage restrictions. Further, CMS has set goals for value-based reimbursement to be achieved by 2030.

    Reimbursement for Medicare services also is subject to annual reduction under the Budget Control Act of 2011, and the Statutory Pay-As-You-Go Act of 2010.

    From time to time, the federal government has considered whether competitive bidding could be used to provide clinical testing services for Medicare beneficiaries while maintaining quality and access to care. Congress periodically considers cost-saving initiatives. These initiatives have included coinsurance for clinical testing services, co-payments for clinical testing and further laboratory physician fee schedule reductions.

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

    The healthcare industry has experienced a trend of consolidation among health insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with clinical testing providers. The increased consolidation among health plans also has increased pricing transparency, insurer bargaining power and the potential adverse impact of ceasing to be a contracted provider with an insurer. Health plans, and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. Some health plans also are reviewing test coding, evaluating coverage decisions and requiring preauthorization of certain testing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing.

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

    Negligence in performing our services can lead to injury or other adverse events. We may be sued under physician liability or other liability law for acts or omissions by our pathologists, laboratory personnel and IDN employees who are under our supervision. We are subject to the attendant risk of substantial damages awards and risk to our reputation.

RISKS RELATED TO CHANGE IN PUBLIC POLICY
AND THE REGULATORY AND LEGAL ENVIRONMENT

We are subject to numerous legal and regulatory requirements governing our activities, and we may face substantial fines and penalties, and our business activities may be impacted, if we fail to comply.

    Our business is subject to or impacted by extensive and frequently changing laws and regulations in the United States (including at both the federal and state levels) and the other jurisdictions in which we engage in business. While we seek to conduct our business in compliance with all applicable laws, many of the laws and regulations applicable to us are vague or indefinite and have not been extensively interpreted by the courts, including many of those relating to:

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
•marketing to consumers;

•privacy of patient data and other personal information;
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

    Changes in applicable laws and regulations may result in existing practices becoming more restricted, or subject our existing or proposed services to additional costs, delay, modification or withdrawal. Such changes also could require us to modify our business objectives.

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

    As the FDA moves to regulate more clinical laboratory testing, its approach to regulation is impacting industry practices and participants, new competitors may enter the industry, and competition may come in new forms. The FDA and HHS have expressed views regarding the regulation of LDTs. Legislation introduced in recent sessions of Congress that would authorize the FDA to regulate LDTs has not become law. If legislation that authorizes the FDA to regulate LDTs were to become law, it could have a significant impact on the clinical laboratory testing industry, including regulating LDTs in new ways, while creating avenues of opportunity and competition regarding clinical laboratory testing. New competitors may enter the industry, and competition may come in new forms.

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

    Our international operations increase our exposure to risks inherent in doing business in non-U.S. markets, which may vary by market and include: intellectual property legal protections and remedies; weak legal systems which may, among other things, affect our ability to enforce contractual rights; trade regulations and procedures and actions affecting approval, production, pricing, reimbursement and marketing of services; existing and emerging data privacy regulations affecting the processing and transfer of personal data; and challenges based on differing languages and cultures. International operations also require us to devote management resources to implement our controls and systems in new markets, and to comply with the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws in non-U.S. jurisdictions.

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

    As of December 31, 2022, we had approximately $4.0 billion of debt outstanding. Other than credit facilities in the normal course of business, we do not have any off-balance sheet financing arrangements in place or available. Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. We have obtained ratings on our public debt from Standard and Poor's, Moody's Investor Services and Fitch Ratings. There can be no assurance that any rating so assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if in that rating agency's judgment future circumstances relating to the basis of the rating, such as adverse changes in our Company or our industry, so warrant. If such ratings are lowered, our borrowing costs could increase. Changes in our credit ratings, however, do not require repayment or acceleration of any of our debt.

    Borrowings under our unsecured credit facility may be made at interest rates that are based on the London Interbank Offered Rate (“LIBOR”), which has been a widely used benchmark for establishing interest rates globally, but which is being phased out as a reference rate. While we expect to be able to transition the facility to an alternative reference rate upon the cessation of LIBOR, there is no guarantee that we will be able to do so. Changes in market interest rates may negatively influence our financing costs and the valuation of derivative instruments.

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

    It is important that we continue to strengthen our efficiency to promote our competitive position and to enable us to mitigate the impact on our profitability of steps taken by government payers and health insurers to reduce the utilization and reimbursement of diagnostic information services.

Our business operations and reputation may be materially impaired if we do not comply with privacy laws or information security policies.

    In our business, we collect, generate, process or maintain sensitive information, such as patient data and other personal information. If we do not use or adequately safeguard that information in compliance with applicable requirements under federal, state and international laws, or if it were disclosed to persons or entities that should not have access to it, our business could be materially impaired, our reputation could suffer and we could be subject to fines, penalties and litigation. In the event of a data security breach, we may be subject to notification obligations, litigation and governmental investigation or sanctions, and may suffer reputational damage, which could have an adverse impact on our business.

    We are subject to laws and regulations regarding protecting the security and privacy of certain healthcare and personal information, including: (a) the federal Health Insurance Portability and Accountability Act and the regulations thereunder, which establish (i) a complex regulatory framework including requirements for safeguarding protected health information and (ii) comprehensive federal standards regarding the uses and disclosures of protected health information; (b) state laws (e.g., California) and similar laws in other states; and (c) laws outside the U.S., including the European Union's General Data Protection Regulation and similar laws in other jurisdictions.

Our approach to environmental, social and governance (ESG) matters may not satisfy all our stakeholders.

    We regularly assess opportunities and risks related to environmental, social and governance (ESG) matters. As part of this process, we make decisions related to ESG matters and may set goals and targets related to ESG matters. We have a broad range of stakeholders, including our stockholders, employees, patients and communities we serve, some of whom increasingly focus on ESG matters. In addition, some of our stockholders, employees and patients may consider ESG factors in making investment, employment and service provider decisions. Our ability to achieve the goals we may set related to ESG matters are subject to numerous risks and uncertainties, many of which are outside of our control. Despite our efforts, we may not achieve our ESG goals on the timetable we set or at all. Additionally, certain of our stakeholders may not be satisfied with our decisions related to ESG matters, the goals we set regarding ESG matters, our progress towards these goals or the resulting outcomes. This could lead to negative perceptions of, or loss of support for our business, difficulty recruiting or attracting new employees and our stock price being negatively impacted.

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

    The supply of qualified technical, professional, managerial and other personnel, including cytotechs, phlebotomists and processors, is currently constrained; competition for qualified employees, even across different industries, is intense, including as individuals leave the job market. We may lose, or fail to attract and retain, key management personnel, or qualified skilled technical, professional or other employees.

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

The COVID-19 pandemic or any future pandemic may negatively affect us, including through its impact on the labor force and supply chain.

    A pandemic caused by a novel strain of coronavirus (COVID-19) has severely impacted the economy of the United States and other countries around the world, including affecting labor supply and causing supply chain disruptions. While certain of the economic impacts of the COVID-19 pandemic have eased and many COVID-19 related restrictions have been lifted or relaxed as a result of progress in COVID-19 vaccination, testing and treatment, a rise in infection rates, the emergence of new COVID-19 variants or any future pandemic could result in, among other things, a reduction in physician office visits and diagnostic testing volume, the cancellation of elective medical procedures, or customers closing or curtailing their operations, as well as increased unemployment and loss of health insurance. We may also experience labor shortages and supply chain disruptions, including shortages, delays and price increases in testing equipment and supplies, as a result of the COVID-19 pandemic or any future pandemic. A number of suppliers and manufacturers we rely upon have experienced, and may continue to experience, disruptions and delays stemming from raw material and labor shortages, supply challenges and significant disruptions in transport and logistics services due to facility closures, labor constraints and other challenges. These challenges may affect our ability to transport specimens, receive equipment, supplies or materials, or otherwise provide our services in a timely manner or at a reasonable price. In addition, labor shortages may affect our ability to achieve our staffing or productivity goals. These conditions may continue or deteriorate in the future, including in the event of a future pandemic outbreak.

    The extent to which we may be impacted by the COVID-19 pandemic or any future pandemic will depend on many factors beyond our knowledge or control. These factors include: the timing, extent, trajectory and duration of any pandemic; increases in COVID-19 infection rates and the geographic location of such increases; the development, availability, distribution and effectiveness of vaccines and treatments; the imposition of protective public safety measures; and the impact of any pandemic on supply chain and the global economy. To the extent the COVID-19 pandemic or any future pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of heightening other risks described in this Report.

Inflationary pressures could adversely impact us because of increases in the costs of materials, supplies and services, and increased labor and people-related expenses.

    Inflationary pressures have resulted in increases in the costs of the testing equipment, supplies and other goods and services that we purchase from manufacturers, suppliers and others. Inflationary pressures, along with the competition for labor, have also resulted in a rise of our labor costs, which include the costs of compensation, benefits, and recruiting and training new hires. Our ability to raise the prices and fees we charge for the services we provide is limited. Continuation of the current inflationary environment may adversely impact us.

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
(b)    Increased pricing pressure from customers, including payers and patients, and changing relationships with customers, payers, suppliers or strategic partners.
(c)    A decline in economic conditions, including the impact of an inflationary environment.
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

Item 3. Legal Proceedings

    See Note 19 to the Consolidated Financial Statements (Part II, Item 8 of this Report) for information regarding legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures

    Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our common stock is listed and traded on the New York Stock Exchange under the symbol “DGX.” As of February 1, 2023, we had approximately 2,225 record holders of our common stock; we believe that the number of beneficial holders of our common stock exceeds the number of record holders.

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of 2022.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2022 – October 31, 2022
Share Repurchase Program (A)	457,049	$142.22	457,049	$680,909
Employee Transactions (B)	—	$—	N/A	N/A
November 1, 2022 – November 30, 2022
Share Repurchase Program (A)	1,332,783	$147.01	1,332,783	$484,973
Employee Transactions (B)	691	$145.44	N/A	N/A
December 1, 2022 – December 31, 2022
Share Repurchase Program (A)	1,151,247	$151.20	1,151,247	$310,909
Employee Transactions (B)	—	$—	N/A	N/A
Total
Share Repurchase Program (A)	2,941,079	$147.90	2,941,079	$310,909
Employee Transactions (B)	691	$145.44	N/A	N/A

(A)In February 2022, our Board of Directors increased the size of our share repurchase program by $1 billion. As of December 31, 2022, $0.3 billion remained available under our share repurchase authorization. In February 2023, we announced that our Board of Directors authorized us to repurchase an additional $1 billion of our common stock. Since the share repurchase program's inception in May 2003, our Board of Directors has authorized $13 billion of share repurchases of our common stock, including the $1 billion increase in February 2023. The share repurchase authorization has no set expiration or termination date.

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

Performance Graph

    Set forth below is a line graph comparing the cumulative total shareholder return on Quest Diagnostics' common stock since December 31, 2017 based on the market price of the Company's common stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the Standard & Poor's (S&P) 500 Stock Index and the S&P 500 Health Care (Sector) Index.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
2017
2018
2019
2020
2021
2022
Quest Diagnostics Incorporated
S&P 500 Index
S&P 500 Health Care (Sector)

	Closing DGX Price	Total Shareholder Return			Performance Graph Values
Date		DGX	S&P 500	S&P 500 Health Care (Sector)	DGX	S&P 500	S&P 500 Health Care (Sector)
12/31/2018	$83.27	(13.84)%	(4.38)%	6.47%	$86.16	$95.62	$106.47
12/31/2019	$106.79	31.15%	31.49%	20.82%	$113.00	$125.72	$128.64
12/31/2020	$119.17	14.04%	18.40%	13.45%	$128.86	$148.85	$145.93
12/31/2021	$173.01	47.86%	28.71%	26.13%	$190.52	$191.58	$184.07
12/30/2022	$156.44	(7.79)%	(18.13)%	(1.95)%	$175.68	$156.85	$180.47

Item 6 [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See page 58.

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

Report of Management on Internal Control Over Financial Reporting

See page 74.

Changes in Internal Control

    During the fourth quarter of 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

    During February 2023, the Company announced that its Board of Directors increased the Company's share repurchase authorization by $1 billion. The increased authority is in addition to the $0.3 billion that was available as of December 31, 2022 under the Company's share repurchase program.

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

    Information regarding the Company's executive officers is contained in Part I, Item 1 of this Report under “Information about our Executive Officers.” Information regarding the directors and executive officers of the Company appearing in our Proxy Statement to be filed by April 30, 2023 (“Proxy Statement”) under the captions “Proposal No. 1 - Election of Directors,” “Director Independence,” “Board Committees” and "Delinquent Section 16(a) Reports" is incorporated by reference herein.

Item 11. Executive Compensation

    Information appearing in our Proxy Statement under the captions “2022 Director Compensation Table,” “Compensation Discussion and Analysis,” “Information Regarding Executive Compensation” (excluding the information under the subheading "Pay Versus Performance") and “Compensation Committee Report” is incorporated by reference herein.

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
3.1
Restated Certificate of Incorporation (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2022 and incorporated herein by reference) (Commission File Number 001-12215)

3.2
Amended and Restated By-Laws of the Company, as amended November 14, 2022 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 14, 2022) and incorporated herein by reference) (Commission File Number 001-12215)

4.1
Form of 6.95% Senior Note due 2037 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.2
Form of 5.750% Senior Note due 2040 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission File Number 001-12215)

4.3
Form of 4.250% Senior Note due 2024 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 12, 2014) and incorporated herein by reference) (Commission File Number 001-12215)

4.4
Form of 3.500% Senior Note due 2025 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 5, 2015) and incorporated herein by reference) (Commission File Number 001-12215)

4.5
Form of 4.700% Senior Note due 2045 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 5, 2015) and incorporated herein by reference) (Commission File Number 001-12215)

4.6
Form of 3.450% Senior Note due 2026 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 23, 2016) and incorporated herein by reference) (Commission File Number 001-12215)

4.7
Form of 4.200% Senior Note due 2029 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: March 7, 2019) and incorporated herein by reference) (Commission File Number 001-12215)

4.8
Form of 2.950% Senior Note due 2030 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: December 9, 2019) and incorporated herein by reference) (Commission File Number 001-12215)

4.9
Form of 2.800% Senior Note due 2031 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 11, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

4.10
Indenture dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.11
First Supplemental Indenture, dated as of June 27, 2001, among the Company, the Initial Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.12
Second Supplemental Indenture, dated as of November 26, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 26, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.13
Third Supplemental Indenture, dated as of April 4, 2002, among the Company, the Additional Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: April 1, 2002) and incorporated herein by reference) (Commission File Number 001-12215)

4.14
Fourth Supplemental Indenture dated as of March 19, 2003, among Unilab Corporation (f/k/a Quest Diagnostics Newco Incorporated), the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference) (Commission File Number 001-12215)

4.15
Fifth Supplemental Indenture dated as of April 16, 2004, among Unilab Acquisition Corporation (d/b/a FNA Clinics of America), the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference) (Commission File Number 001-12215)

4.16
Sixth Supplemental Indenture dated as of October 31, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: October 31, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.17
Seventh Supplemental Indenture dated as of November 21, 2005, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 21, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.18
Eighth Supplemental Indenture dated as of July 31, 2006, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: July 31, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

4.19
Ninth Supplemental Indenture dated as of September 30, 2006, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: September 30, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

4.20
Tenth Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.21
Eleventh Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.22
Twelfth Supplemental Indenture dated as of June 25, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.23
Thirteenth Supplemental Indenture dated as of November 17, 2009, among the Company, The Bank of New York Mellon, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission File Number 001-12215)

4.24
Fourteenth Supplemental Indenture dated as of March 24, 2011, among the Company, The Bank of New York Mellon, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.25
Fifteenth Supplemental Indenture dated as of November 30, 2011, among the Company, The Bank of New York Mellon, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's 2011 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

4.26
Sixteenth Supplemental Indenture dated as of March 17, 2014, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 12, 2014) and incorporated herein by reference) (Commission File Number 001-12215)

4.27
Seventeenth Supplemental Indenture dated as of March 10, 2015, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: March 5, 2015) and incorporated herein by reference) (Commission File Number 001-12215)

4.28
Eighteenth Supplemental Indenture dated as of May 26, 2016, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 23, 2016) and incorporated herein by reference) (Commission File Number 001-12215)

4.29
Nineteenth Supplemental Indenture dated as of March 12 2019, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: March 7, 2019) and incorporated herein by reference) (Commission File Number 001-12215)

4.30
Twentieth Supplemental Indenture dated as of December 16, 2019, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: December 16, 2019) and incorporated herein by reference) (Commission File Number 001-12215)

4.31
Twenty-First Supplemental Indenture dated as of May 13, 2020, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 11, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

4.32*	Description of Securities

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

10.5‡*	Amendment No. 1 to Quest Diagnostics Supplemental Deferred Compensation Plan (Post 2004) (as amended and restated December 1, 2020), dated as of November 29, 2022.

10.6‡
Quest Diagnostics Supplemental Deferred Compensation Plan (Pre-2005) amended and restated December 1, 2020 (filed as an Exhibit to the Company’s 2020 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.7‡
Quest Diagnostics Incorporated Senior Management Incentive Plan, as amended and restated February 18, 2019 (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference) (Commission File Number 001-12215)

10.8‡
Amended and Restated Quest Diagnostics Incorporated Executive Officer Severance Plan, as amended November 16, 2022 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 14, 2022) and incorporated herein by reference) (Commission File Number 001-12215)

10.9‡
The Quest Diagnostics Incorporated Profit Sharing Plan (Amendment and Restatement, effective as of August 15, 2021) (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ending September 30, 2021 and incorporated herein by reference) (Commission File Number 001-12215)

10.10‡*	Amendment No. 1 To the Quest Diagnostics Profit Sharing Plan (as amended and restated effective August 15, 2021) dated as of December 5, 2022.

10.11‡
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

10.13‡	Form of Non-Employee Director Equity Award Agreement (filed as an Exhibit to the Company's 2011 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

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

10.17‡
Amendment to Employment Agreement between Stephen H. Rusckowski and Quest Diagnostics Incorporated, dated June 11, 2015 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 11, 2015) and incorporated herein by reference) (Commission File Number 001-12215)

10.18‡
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

10.20‡*	Aircraft Time Sharing Agreement dated as of February 16, 2023 between Quest Diagnostics Incorporated and James E. Davis

21.1*	Subsidiaries of Quest Diagnostics Incorporated

22*	Subsidiary Guarantors of Securities

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

99.1
Fourth Amended and Restated Receivables Sale Agreement, dated as of October 28, 2015, between Quest Diagnostics Incorporated and the subsidiaries party thereto from time to time, as Sellers, and Quest Diagnostics Receivables Inc., as Buyer (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.2
Amendment No. 1 to Fourth Amended and Restated Receivables Sale Agreement, dated October 25, 2019 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.3
Sixth Amended and Restated Credit and Security Agreement, dated as of October 27, 2017 among Quest Diagnostics Receivables Inc., as Borrower, Quest Diagnostics Incorporated, as Initial Servicer, MUFG Bank, Ltd. (formerly known as The Bank of Tokyo Mitsubishi UFJ, Ltd.), as Administrative Agent, the Lenders party thereto, the financial institutions party thereto as agents for the conduit lenders (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.4
Amendment No. 1 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 26, 2018 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.5
Amendment No. 2 to Sixth Amended and Restated Credit and Security Agreement, dated as of June 14, 2019 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.6
Amendment No. 3 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 25, 2019 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.7
Amendment No. 4 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 22, 2020 (filed as an Exhibit to the Company's 2020 annual report of Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

99.8
Amendment No. 5 to Sixth Amended and Restated Credit and Security Agreement, dated as of August 13, 2021 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference) (Commission File Number 001-12215)

99.9
Amendment No. 6 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 21, 2021 (filed as an Exhibit to the Company's 2021 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

99.10*	Amendment No. 7 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 20, 2022

99.11
Amendment and Restatement Agreement, dated as of November 23, 2021, relating to the Second Amended and Restated Credit Agreement, dated as of March 22, 2018, among Quest Diagnostics Incorporated, as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and other agents party thereto and which includes, as Exhibit A, the Third Restated Credit Agreement (filed as an Exhibit to the Company's 2021 annual report on Form 10-k and incorporated herein by reference) (Commission File Number 001-12215)

99.12*
Group Joinder Agreement, among Reprosource Fertility Diagnostics, Inc., Blueprint Genetics, Inc., and Mid America Clinical Laboratories, LLC, dated as of August 13, 2021, related to the Fourth Amended and Restated Receivables Sales Agreement, dated October 28, 2015, among Quest Diagnostics Incorporated and certain of its subsidiaries

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20221231.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20221231_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20221231_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20221231_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20221231_pre.xml

104	The cover page from this annual report on Form 10-K, formatted in Inline XBRL.

*	Filed herewith.

**	Furnished herewith.

‡	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

(b)Exhibits filed as part of this Report.

    The exhibit index in (a) above is incorporated herein by reference.

(c)None.

Item 16. Form 10-K Summary

    None.

Signatures

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2023.

QUEST DIAGNOSTICS INCORPORATED
(Registrant)

By:	/s/ James E. Davis
James E. Davis
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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2023.

Signature	Capacity
/s/James E. Davis James E. Davis	Chief Executive Officer and President; Director (Principal Executive Officer)

/s/Sam A. Samad Sam A. Samad	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/Michael J. Deppe Michael J. Deppe	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/Tracey C. Doi Tracey C. Doi	Director

/s/Vicky B. Gregg Vicky B. Gregg	Director

/s/Wright L. Lassiter, III Wright L. Lassiter, III	Director

/s/Timothy L. Main Timothy L. Main	Director

/s/Denise M. Morrison Denise M. Morrison	Director

/s/Gary M. Pfeiffer Gary M. Pfeiffer	Director

/s/Timothy M. Ring Timothy M. Ring	Director

/s/Stephen H. Rusckowski Stephen H. Rusckowski	Chairman

/s/Gail R. Wilensky Gail R. Wilensky	Director

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company

    Diagnostic Information Services

    Quest Diagnostics empowers people to take action to improve health outcomes. We use our extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management. Our diagnostic information services business ("DIS") provides information and insights based on an industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. We provide services to a broad range of customers, including patients, clinicians, hospitals, independent delivery networks ("IDNs"), health plans, employers, consumers, and accountable care organizations ("ACOs"). We offer the broadest access in the United States to diagnostic information services through our nationwide network of laboratories, patient service centers and phlebotomists in physician offices and our connectivity resources, including call centers and mobile paramedics, nurses and other health and wellness professionals. We are the world's leading provider of diagnostic information services. We provide interpretive consultation with one of the largest medical and scientific staffs in the industry. Our DIS business makes up greater than 95% of our consolidated net revenues. During 2022, we processed approximately 208 million test requisitions through our extensive laboratory network.

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

2022 Highlights

	Year Ended December 31,
	2022	2021	2020
	(dollars in millions, except per share data)
Net revenues	$9,883	$10,788	$9,437
Base business revenues (a)	$8,429	$8,018	$6,714
COVID-19 testing revenues	$1,454	$2,770	$2,723

DIS revenues	$9,609	$10,494	$9,139
Revenue per requisition change	(4.5)%	(1.6)%	16.2%
Requisition volume change	(4.5)%	16.5%	6.6%
Organic requisition volume change	(5.1)%	13.6%	4.5%
DS revenues	$274	$294	$298
Operating income	$1,428	$2,381	$1,971
Net income attributable to Quest Diagnostics	$946	$1,995	$1,431
Diluted earnings per share	$7.97	$15.55	$10.47
Net cash provided by operating activities	$1,718	$2,233	$2,005
Capital expenditures	$404	$403	$418

(a) Excludes COVID-19 testing.

    The impact that the COVID-19 pandemic had on our DIS revenues, including requisition volume and revenue per requisition are discussed further below under "Impact of COVID-19" and "Results of Operations".

    For further discussion of the year-over-year changes for the year ended December 31, 2022 compared to the year ended December 31, 2021, see "Results of Operations" below.

Impact of COVID-19

    Since 2020, a novel strain of coronavirus has impacted the economy of the United States and other countries around the world. As a result of the pandemic, we have made substantial investments to expand and maintain the amount of COVID-19 testing available to the country. We have been effectively managing challenges in the global supply chain and, at this point, we have sufficient supplies to conduct our business. As the impact of COVID-19 moderates, we remain active in the continued response to COVID-19.

    Due to the pandemic, since 2020 we have experienced significant volatility, including periods of material decline compared to prior year periods in testing volume in our base business (which excludes COVID-19 testing) and periods of significant demand for COVID-19 testing services. Additionally, compared to pre-2020 historical levels, our revenue per requisition has been positively impacted by COVID-19 molecular testing.

Two Point Strategy

    Our two point strategy and our operating principles are described in detail in "Item 1. Business". We continued to execute our strategy and leverage our operating principles during 2022 as follows:

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

    For further details, see Notes 6 and 8 to the audited consolidated financial statements.

    Invigorate Program

    We are engaged in a multi-year program called Invigorate, which is designed to reduce our cost structure and improve our performance. We currently aim annually to achieve savings and productivity improvements of approximately 3% of our costs, which we believe will help offset pressures from the current inflationary environment.

    Invigorate has consisted of several flagship programs, with structured plans in each, to drive savings and improve performance across the customer value chain. These flagship programs include: organization excellence; information technology excellence; procurement excellence; field and customer service excellence; lab excellence; and revenue services excellence. In addition to these programs, we have identified key themes to change how we operate including reducing denials and patient price concessions; further digitizing our business; standardization; automation; optimization and selecting and retaining talent. We believe that our efforts to standardize our information technology systems, equipment and data also foster our efforts to strengthen our foundation for growth and support the value creation initiatives of our clinical franchises by enhancing our operational flexibility, empowering and enhancing the customer experience, facilitating the delivery of actionable insights and bolstering our large data platform.

    For the year ended December 31, 2022, we incurred $88 million of pre-tax charges in connection with our Invigorate program and other restructuring activities, including $55 million of employee separation costs, with the remainder primarily consisting of systems conversion and integration costs. Most of the charges will result in cash expenditures. Additional restructuring charges may be incurred in future periods, including as we identify additional opportunities to achieve further savings and productivity improvements.

    For further details of the Invigorate program and associated costs, see Note 5 to the audited consolidated financial statements.

Outlook and Trends

    The healthcare system in the United States is evolving. We expect that the evolution of the healthcare industry, including impacts of the COVID-19 pandemic, which include the increased adoption of telemedicine, will continue, and that industry change is likely to be extensive. There are a number of key trends that we expect will continue to have a significant impact on the diagnostic information services business in the United States and on our business. We believe that several of the trends, including increased focus on value, consolidation, price transparency and consumerization, are favorable to our business.

    Healthcare market participants, including governments, are focusing on controlling costs, including potentially by reducing reimbursement for healthcare services, changing reimbursement for healthcare services (including but not limited to a shift from fee-for-service to capitation), changing medical coverage policies (e.g., healthcare benefits design), denying coverage for services, requiring preauthorization of laboratory testing, requiring co-pays, introducing laboratory spend management utilities and payment and patient care innovations such as ACOs and patient-centered medical homes. In recent years, there has been an ongoing trend of rising patient responsibility (including attributable to payer denials) which has resulted in an increase in our reserves for patient price concessions. As health plans and government programs require greater levels of patient cost-sharing, our patient price concessions may continue to be negatively impacted and adversely impact our results of operations. As previously mentioned, there could be a shift to capitation arrangements where we agree to a predetermined monthly reimbursement rate for each member enrolled in a restricted plan, generally regardless of the number or cost of services provided by us. In both 2022 and 2021, we derived approximately 3% of our consolidated net revenues from capitated payment arrangements. In both 2022 and 2021, we derived approximately 8% of our testing volume from capitated payment arrangements.

    Historically, the Medicare Clinical Laboratory Fee Schedule ("CLFS") and the Medicare Physician Fee Schedule established under Part B of the Medicare program have been subject to change, including each year. Pursuant to the Protecting Access to Medicare Act ("PAMA"), reimbursement rates for clinical laboratory testing were reduced from 2018 - 2020.

PAMA calls for further revision of the CLFS for years after 2020, based on future surveys of market rates; reimbursement reduction from 2024 - 2026 is capped by PAMA at 15% annually. PAMA's next data collection and reporting period have been delayed, most recently by federal legislation adopted in December 2022, which further delayed the reimbursement rate reductions and reporting requirements until January 1, 2024.

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

    The following table shows the approximate percentage of our total requisition volume and net revenues associated with our DIS business during 2022 applicable to each customer group:

	% of	% of
	Total	Consolidated
	Volume	Net Revenues

Healthcare insurers	47%	41%
Government payers	10	11
Client payers	40	33
Patients *	1	12
Total DIS	98%	97%

*Patients revenue includes coinsurance and deductible responsibilities; but volume associated with such revenue is reported under Healthcare insurers.

    The following table shows net accounts receivable as of December 31, 2022 applicable to each customer group:

% of
Consolidated
Net Accounts
Receivable

Healthcare insurers	28%
Government payers	6
Client payers	44
Patients (including coinsurance and deductible responsibilities)	18
Total DIS	96%

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

    Reserves for general and professional liability claims

    As a general matter, providers of diagnostic information services may be subject to lawsuits alleging negligence or other similar claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on our client base and reputation. We maintain various liability insurance coverages for claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. Our insurance coverage limits our maximum exposure on individual claims; however, we are essentially self-insured for a significant portion of these claims. While the basis for claims reserves is actuarially determined losses based upon our historical and projected loss experience, the process of analyzing, assessing and establishing reserve estimates relative to these types of claims involves a high degree of judgment. Although we believe that our present reserves and insurance coverage are sufficient to cover currently estimated exposures, it is possible that we may incur liabilities in excess of our recorded reserves or insurance coverage. Changes in the facts and circumstances associated with claims could have a material impact on our results of operations (principally costs of services), cash flows and financial condition in the period that reserve estimates are adjusted or paid. See Note 19 to the audited consolidated financial statements for a discussion of our reserves for general and professional liability claims.

    Reserves for other legal proceedings

    Our businesses are subject to or impacted by extensive and frequently changing laws and regulations, including inspections and audits by governmental agencies, in the United States (at both the federal and state levels) and the other jurisdictions in which we conduct business. Although we believe that we are in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency would not reach a different conclusion. Any noncompliance by us with applicable laws and regulations could have a material adverse effect on our results of operations. In addition, these laws and regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. In addition, certain federal and state statutes, including the qui tam provisions of federal and state false claims acts, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers alleging inappropriate billing practices. We are aware of certain pending lawsuits including class action lawsuits, and have received subpoenas related to billing practices. See Note 19 to the audited consolidated financial statements for a discussion of the various legal proceedings that we are involved in.

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

    Accounting for and recoverability of goodwill

    We do not amortize goodwill, but evaluate the recoverability and measure the potential impairment of our goodwill annually, or more frequently, in the case of other events that indicate a potential impairment. We identified the following reporting units for goodwill impairment testing in 2022:

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

    We perform our annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2022, we performed a qualitative assessment for our DIS reporting unit. Based on the totality of the information available for the DIS reporting unit, we concluded that it was more likely than not that the estimated fair value was greater than the carrying value of the reporting unit, and as such, no further analysis was required. As a sensitivity, in conjunction with the most recent quantitative test performed for the year ended December 31, 2020, if the estimated fair value of the DIS reporting unit decreased by 10%, we would have still concluded that the goodwill for our DIS reporting unit was not impaired. For the year ended December 31, 2022, we updated the fair value calculation for our risk assessment reporting unit, performed a quantitative impairment test and concluded that goodwill for the reporting unit was not impaired. As a sensitivity, if the estimated fair value of the risk assessment reporting unit decreased by 10%, we would have still concluded that the goodwill for the reporting unit was not impaired.

Results of Operations

    For a comparison of results of operations for the year ended December 31, 2021 compared to December 31, 2020, along with the results of operations for the year ended December 31, 2020, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Result of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021. See "Available Information."

    Basis of Presentation

    Our DIS business currently represents our one reportable business segment. The DIS business for the years ended December 31, 2022 and 2021 accounted for greater than 95% of our consolidated net revenues. Our other operating segments consist of our DS businesses. For further details regarding our business segment information, see Note 20 to the audited consolidated financial statements.

    Results of Operations

    The following table sets forth certain results of operations data for the periods presented:

	2022	2021	$ Change	% Change
	(dollars in millions, except per share data)
Net revenues:
DIS business	$9,609	$10,494	$(885)	(8.4)%
DS businesses	274	294	(20)	(7.0)
Total net revenues	$9,883	$10,788	$(905)	(8.4)%

Operating costs and expenses and other operating income:
Cost of services	$6,450	$6,579	$(129)	(2.0)%
Selling, general and administrative	1,874	1,727	147	8.5
Amortization of intangible assets	120	103	17	15.6
Other operating expense (income), net	11	(2)	13	NM
Total operating costs and expenses, net	$8,455	$8,407	$48	0.6%

Operating income	$1,428	$2,381	$(953)	(40.0)%

Other income (expense):
Interest expense, net	$(138)	$(151)	$13	(8.6)%
Other (expense) income, net	(55)	369	(424)	NM
Total non-operating (expense) income, net	$(193)	$218	$(411)	NM

Income tax expense	$(264)	$(597)	$333	(55.8)%
Effective income tax rate	21.4%	23.0%

Equity in earnings of equity method investees, net of taxes	$44	$78	$(34)	(44.7)%

Net income attributable to Quest Diagnostics	$946	$1,995	$(1,049)	(52.6)%

Diluted earnings per share attributable to Quest Diagnostics’ common stockholders	$7.97	$15.55	$(7.58)	(48.7)%

NM - Not Meaningful

    The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	2022	2021

Net revenues:
DIS business	97.2%	97.3%
DS businesses	2.8	2.7
Total net revenues	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	65.3%	61.0%
Selling, general and administrative	19.0	16.0
Amortization of intangible assets	1.1	1.0
Other operating expense (income), net	0.1	(0.1)
Total operating costs and expenses, net	85.5%	77.9%

Operating income	14.5%	22.1%

    Operating Results

    Results for the year ended December 31, 2022 were affected by certain items that on a net basis decreased diluted earnings per share by $1.98 as follows:
•pre-tax amortization expense of $120 million recorded in amortization of intangible assets or $0.74 per diluted share;
•pre-tax charges of $93 million recorded in selling, general and administrative expenses, or $0.59 per diluted share, representing costs associated with donations, contributions and other financial support through Quest for Health Equity (our initiative with the Quest Diagnostics Foundation to reduce health disparities in underserved communities);
•pre-tax charges of $88 million ($32 million recorded in cost of services and $56 million recorded in selling, general and administrative expenses), or $0.56 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business;
•pre-tax charges of $42 million ($30 million recorded in other (expense) income, net, and $12 million recorded in equity in earnings of equity method investees), or $0.26 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; and

•net pre-tax charges of $13 million ($2 million recorded in cost of services and $11 million recorded in other operating expense (income), net), or $0.09 per diluted share, primarily representing a $14 million impairment charge on certain property, plant and equipment and a $5 million loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions, partially offset by a $10 million gain from a payroll tax credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") associated with the retention of employees; partially offset by
•an income tax benefit of $18 million, recorded in income tax expense, or $0.14 per diluted share, due to a cumulative adjustment to state deferred tax liabilities related to depreciation expense; and
•excess tax benefits associated with stock-based compensation arrangements of $14 million, or $0.12 per diluted share, recorded in income tax expense.

    For the year ended December 31, 2022, diluted earnings per share benefited from the impact of share repurchases, including under accelerated share repurchase agreements ("ASRs") entered into in April 2021 to repurchase $1.5 billion of our common stock, on our weighted average shares outstanding as compared to the prior year.

    Results for the year ended December 31, 2021 were affected by certain items that on a net basis increased diluted earnings per share by $1.31 as follows:
•a pre-tax gain recorded in other (expense) income, net of $314 million, or $2.02 per diluted share, on the sale of our 40% ownership interest in Q2 Solutions® ("Q2 Solutions"), our clinical trials central laboratory services joint venture, to IQVIA Holdings, Inc. ("IQVIA"), our joint venture partner (see Note 7 to the audited consolidated financial statements);
•a net pre-tax gain of $39 million recorded in other (expense) income, net, or $0.24 per diluted share, primarily due to gains associated with changes in the carrying value of our strategic investments, partially offset by a non-cash impairment charge to the carrying value of an equity method investment; and
•excess tax benefits associated with stock-based compensation arrangements of $19 million, or $0.14 per diluted share, recorded in income tax expense; partially offset by
•pre-tax amortization expense of $105 million ($103 million recorded in amortization of intangible assets and $2 million recorded in equity in earnings of equity method investees, net of taxes) or $0.62 per diluted share;
•pre-tax charges of $61 million ($30 million recorded in cost of services and $31 million recorded in selling, general and administrative expenses), or $0.36 per diluted share, primarily associated with systems conversions and integration incurred in connection with further restructuring and integrating our business;
•pre-tax charges of $16 million recorded in selling, general and administrative expenses, or $0.08 per diluted share, primarily due to costs associated with donations, contributions and other financial support through Quest for Health Equity; and
•pre-tax charges of $4 million recorded in cost of services, or $0.03 per diluted share, representing the impact of certain items resulting from the COVID-19 pandemic, including incremental costs incurred to protect the health and safety of our employees and customers.

    Net Revenues

    Net revenues for the year ended December 31, 2022 decreased by 8.4% compared to the prior year.

    DIS revenues for the year ended December 31, 2022 decreased by 8.4% compared to the prior year. For the year ended December 31, 2022:

•The decrease in revenue compared to the prior year was driven by a decrease in COVID-19 testing, partially offset by growth in the base business and the impact of recent acquisitions. For the year ended December 31, 2022, recent acquisitions contributed approximately 0.8% to DIS revenues.
•DIS volume decreased by 4.5% compared to the prior year driven by a decrease in COVID-19 testing, partially offset by growth in the base business and the impact of recent acquisitions, which contributed approximately 0.6% to DIS volume.
•Revenue per requisition decreased by 4.5% compared to the prior year driven in large part by the decrease in COVID-19 molecular testing and unit price pressure of approximately 0.5%, partially offset by favorable mix.
•Revenues in the base business (including the impact of recent acquisitions) increased by 5.6% compared to the prior year.
•Testing volume in the base business (including the impact of recent acquisitions) was up 2.2% compared to the prior year.
•Revenue per requisition in the base business increased by 3.0% compared to the prior year primarily due to favorable test and payer mix.

    DS revenues for the year ended December 31, 2022 decreased by 7.0% compared to the prior year primarily due to lower revenues associated with our risk assessment services offered to the life insurance industry.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    Cost of services decreased by $129 million for the year ended December 31, 2022 compared to the prior year. The decrease was primarily driven by lower supplies and collection expenses associated with reduced COVID-19 testing volumes, partially offset by higher compensation and benefits costs (primarily related to wage increases) and additional costs associated with our acquisitions.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consists principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support, as well as administrative facility costs.

    SG&A increased by $147 million for the year ended December 31, 2022, compared to the prior year, primarily driven by additional costs associated with investments in our strategic growth initiatives, costs associated with donations, contributions and other financial support through Quest for Health Equity, and higher compensation and benefits costs (including headcount and wage increases), partially offset by $42 million of lower costs associated with changes in the value of our deferred compensation obligations.

    The changes in the value of our deferred compensation obligations is largely offset by changes in the value of the associated investments, which are recorded in other (expense) income, net. For further details regarding our deferred compensation plans, see Note 18 to the audited consolidated financial statements.

    Amortization of Intangible Assets

    For the year ended December 31, 2022, amortization expense increased by $17 million compared to the prior year primarily due to an adjustment to the useful life of a customer-related intangible asset and, to a lesser extent, the impact of recent acquisitions.

    Other Operating Expense (Income), Net

    Other operating expense (income), net includes miscellaneous income and expense items and other charges related to operating activities.

    For the year ended December 31, 2022, other operating expense (income), net includes a $14 million impairment charge on certain property, plant and equipment and a $5 million loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions, partially offset by a $10 million gain from a payroll tax credit under the CARES Act associated with the retention of employees.

    Interest Expense, Net

    Interest expense, net decreased by $13 million for the year ended December 31, 2022 compared to the prior year, primarily due to increased interest income resulting from the impact of rising interest rates on our cash and cash equivalents.

    Other (Expense) Income, Net

    Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the year ended December 31, 2022, other (expense) income, net included $30 million of losses associated with changes in the carrying value of our strategic investments and $25 million of losses associated with investments in our deferred compensation plans.

    For the year ended December 31, 2021, other (expense) income, net included a $314 million pre-tax gain on the sale of our 40% ownership interest in Q2 Solutions, our clinical trials central laboratory services joint venture, to IQVIA, our joint venture partner (see Note 7 to the audited consolidated financial statements), $39 million in gains associated with changes in the carrying value of our strategic investments, and $17 million in gains associated with investments in our deferred compensation plans.

    Income Tax Expense

    Income tax expense for the years ended December 31, 2022 and 2021 was $264 million and $597 million, respectively. The decrease in income tax expense compared to the prior year was primarily driven by a decrease in income before income taxes and equity in earnings of equity method investees.

    The effective income tax rate for the years ended December 31, 2022 and 2021 was 21.4% and 23.0%, respectively. The year ended December 31, 2022 includes an $18 million income tax benefit due to a cumulative adjustment to state deferred tax liabilities related to depreciation expense, which impacted the effective income tax rate by 1.5%. The effective income tax rate for the year ended December 31, 2021 benefited from a lower effective income tax rate, 17.6%, on the gain on the sale of our 40% ownership interest in Q2 Solutions. In addition, the effective income tax rates benefited from $14 million and $19 million of excess tax benefits associated with stock-based compensation arrangements for the years ended December 31, 2022 and 2021, respectively.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    For the year ended December 31, 2022, there was a $34 million decrease in equity in earnings of equity method investees, net of taxes, compared to the prior year primarily due to $21 million of lower equity earnings in the current year period associated with changes in the carrying value of strategic investments of an equity method investee and lower demand for COVID-19 testing services at our diagnostic information services joint venture, partially offset by a non-cash impairment to the carrying value of an equity method investment of $8 million in the prior year period.

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

    As of December 31, 2022 and 2021, the fair value of our debt was estimated at approximately $3.7 billion and $4.4 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of December 31, 2022 and 2021, the estimated fair value (was less than) exceeded the carrying value of the debt by $(318) million and $403 million, respectively. A hypothetical 10% increase in interest rates (representing 51 basis points as of December 31, 2022 and 23 basis points as of December 31, 2021) would potentially reduce the estimated fair value of our debt by approximately $120 million and $89 million as of December 31, 2022 and 2021, respectively.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either commercial paper rates for highly-rated issuers or the Term Secured Overnight Financing Rate ("Term SOFR"), plus a spread. Interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates and changes in our public debt ratings. As of December 31, 2022, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or the Term SOFR, plus a spread of 0.725% to 0.80%; and for our senior unsecured revolving credit facility, London Interbank Offered Rate ("LIBOR"), plus 1.00%. As of December 31, 2022, there were no borrowings outstanding under either our $525 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility.

    A hypothetical 10% change to the variable rate component of our variable rate indebtedness would not materially change our annual interest expense.

    For further details regarding our outstanding debt and our financial instruments and hedging activities, see Notes 14 and 16, respectively, to the audited consolidated financial statements.

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

    We regularly evaluate equity investments that do not have readily determinable fair values to determine if there are any indicators that the investments are impaired. The carrying value of our equity investments that do not have readily determinable fair values was $4 million as of December 31, 2022. In conjunction with the preparation of our audited consolidated financial statements for the year ended December 31, 2022, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

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

Liquidity and Capital Resources

	2022	2021	$ Change
	(dollars in millions)
Net cash provided by operating activities	$1,718	$2,233	$(515)
Net cash (used in) provided by investing activities	(543)	21	(564)
Net cash used in financing activities	(1,732)	(2,540)	808
Net change in cash and cash equivalents and restricted cash	$(557)	$(286)	$(271)

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments. Cash and cash equivalents as of December 31, 2022 and 2021 totaled $315 million and $872 million, respectively.

    As of December 31, 2022, approximately 10% of our $315 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the year ended December 31, 2022 was $1,718 million, and decreased $515 million compared to the prior year primarily as a result of:

•lower operating income in 2022 as compared to 2021; partially offset by
•a $426 million decrease in income tax payments in 2022 as compared to 2021.

    Days sales outstanding ("DSO"), a measure of billing and collection efficiency, was 47 days as of December 31, 2022 and 48 days as of December 31, 2021.

    Cash Flows from Investing Activities

    Net cash used in investing activities for the year ended December 31, 2022 was $543 million, compared to net cash provided by investing activities of $21 million for the year ended December 31, 2021. This $564 million change in cash (used in) provided by investing activities was primarily a result of $755 million of net cash proceeds received in 2021 from the sale of our 40% ownership interest in Q2 Solutions, partially offset by a $187 million decrease in net cash paid for acquisitions.

    Cash Flows from Financing Activities

    Net cash used in financing activities for the year ended December 31, 2022 was $1,732 million, compared to $2,540 million for the year ended December 31, 2021. This $808 million decrease in cash used in financing activities was primarily a result of:

•a $791 million decrease in repurchases of our common stock (see "Share Repurchases" for further details); and, to a lesser extent,
•a $26 million decrease in distributions to noncontrolling interest partners.

    During the years ended December 31, 2022 and 2021, there were no borrowings or repayments under our secured receivables credit facility or our senior unsecured revolving credit facility.

    For details regarding our debt and related transactions, see Note 14 to the audited consolidated financial statements.

    Dividend Program

    During each of the four quarters of 2022, our Board of Directors declared a quarterly cash dividend of $0.66 per common share. During each of the four quarters of 2021, our Board of Directors declared a quarterly cash dividend of $0.62 per common share. In February 2023, we announced that our Board of Directors authorized a 7.6% increase in our quarterly cash dividend from $0.66 to $0.71 per share, or $2.84 per share annually, commencing with the dividend payable in April 2023.

    Share Repurchases

    In February 2022, our Board of Directors increased the size of our share repurchase program by $1 billion. As of December 31, 2022, $0.3 billion remained available under our share repurchase authorization. In February 2023, we announced that our Board of Directors authorized us to repurchase an additional $1 billion of our common stock. The share repurchase authorization has no set expiration or termination date.

    For the year ended December 31, 2022, we repurchased 10.1 million shares of our common stock for $1.4 billion.

    For the year ended December 31, 2021, we repurchased 16.0 million shares of our common stock for $2.2 billion, including 10.7 million shares repurchased under ASRs.

    For further details regarding our share repurchases, see Note 17 to the audited consolidated financial statements.

    Contractual Obligations and Commitments

     A description of the terms of our indebtedness and related debt service requirements is contained in Note 14 to the audited consolidated financial statements.

    A discussion of our lease obligations is contained in Note 15 to the audited consolidated financial statements.

    A discussion of our noncancellable commitments to purchase products or services is contained in Note 19 to the audited consolidated financial statements.

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

    In conjunction with the preparation of our audited consolidated financial statements for the year ended December 31, 2022, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed.

    Requirements and Capital Resources

    We estimate that we will invest approximately $400 million during 2023 for capital expenditures to support and grow our existing operations, principally related to investments in laboratory equipment and facilities, including laboratory automations and information technology to support our diagnostic offerings.

    As of December 31, 2022, we had $1.2 billion of borrowing capacity available under our existing credit facilities, including $455 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings under these credit facilities as of December 31, 2022. In support of our risk management program, $70 million in letters of credit under the secured receivables credit facility were outstanding as of December 31, 2022. During October 2022, we amended our secured receivables credit facility and decreased the aggregate borrowing capacity under the secured receivables credit facility to $525 million. The amended secured receivables credit facility includes a $425 million loan commitment, half of which matures in October 2023 and half of which matures in October 2024. Additionally, the amended secured receivables credit facility includes a $100 million letter of credit facility which matures in October 2024. The senior unsecured revolving credit facility matures in November 2026. For further details regarding our credit facilities, see Note 14 to the audited consolidated financial statements.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of December 31, 2022, we were in compliance with all such applicable financial covenants.

    We have assessed the impact of the cessation of LIBOR and have identified and evaluated financial instruments and other contracts that refer to LIBOR. Our underlying exposure to LIBOR includes our senior unsecured revolving credit facility (see discussion above) under which we had no outstanding borrowings as of December 31, 2022. We expect to be able to transition all LIBOR based instruments and contracts to an alternative reference rate on or before the cessation of LIBOR and we do not believe that the cessation of LIBOR, or its replacement with an alternative reference rate or rates, will have a material impact on us.

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

Impact of New Accounting Standards

    The adoption of new accounting standards (if any) is discussed in Note 2 to the audited consolidated financial statements.
    The impacts of recent accounting pronouncements not yet effective (if any) on our audited consolidated financial statements are discussed in Note 2 to the audited consolidated financial statements.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    The management of the Company, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2022 is effective.

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

    PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, audited the Company's internal control over financial reporting as of December 31, 2022 and issued their audit report on the Company's internal control over financial reporting included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Quest Diagnostics Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Quest Diagnostics Incorporated and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Diagnostic Information Services (DIS) Business Accounts Receivable - Contractual Allowances

As described in Note 3 to the consolidated financial statements, management estimates the amount of consideration it expects to be entitled to receive from customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials) and patient price concessions. The portfolio approach includes the following groups of customers: healthcare insurers, government payers, client payers and patients (28%, 6%, 44% and 18% of consolidated net accounts receivable as of December 31, 2022, respectively, as disclosed by management). The DIS business accounted for 96% of consolidated net accounts receivable ($1,195 million) as of December 31, 2022. Net revenues and accounts receivable recognized from healthcare insurers and government payers consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers, which considers historical denial and collection experience and, additionally for healthcare insurers, the terms of the Company’s contractual arrangements. As disclosed by management, the process for estimating revenues and the ultimate collection of receivables associated with the DIS business involves significant assumptions and judgments.

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
February 21, 2023

We have served as the Company’s auditor since 1995.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2022 AND 2021
(in millions, except per share data)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$315	$872
Accounts receivable, net of allowance for credit losses of $30 and $31 as of December 31, 2022 and 2021, respectively	1,195	1,438
Inventories	192	208
Prepaid expenses and other current assets	196	223
Total current assets	1,898	2,741
Property, plant and equipment, net	1,766	1,707
Operating lease right-of-use assets	585	597
Goodwill	7,220	7,095
Intangible assets, net	1,092	1,167
Investments in equity method investees	132	141
Other assets	144	163
Total assets	$12,837	$13,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,396	$1,600
Current portion of long-term debt	2	2
Current portion of long-term operating lease liabilities	153	151
Total current liabilities	1,551	1,753
Long-term debt	3,978	4,010
Long-term operating lease liabilities	489	494
Other liabilities	812	792
Commitments and contingencies
Redeemable noncontrolling interest	77	79
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both December 31, 2022 and 2021; 162 shares issued as of both December 31, 2022 and 2021	2	2
Additional paid-in capital	2,295	2,260
Retained earnings	8,290	7,649
Accumulated other comprehensive loss	(21)	(14)
Treasury stock, at cost; 51 and 43 shares as of December 31, 2022 and 2021, respectively	(4,673)	(3,453)
Total Quest Diagnostics stockholders’ equity	5,893	6,444
Noncontrolling interests	37	39
Total stockholders’ equity	5,930	6,483
Total liabilities and stockholders’ equity	$12,837	$13,611

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(in millions, except per share data)

	2022	2021	2020

Net revenues	$9,883	$10,788	$9,437

Operating costs and expenses and other operating income:
Cost of services	6,450	6,579	5,804
Selling, general and administrative	1,874	1,727	1,550
Amortization of intangible assets	120	103	103
Other operating expense (income), net	11	(2)	9
Total operating costs and expenses, net	8,455	8,407	7,466

Operating income	1,428	2,381	1,971

Other income (expense):
Interest expense, net	(138)	(151)	(163)
Other (expense) income, net	(55)	369	76
Total non-operating (expense) income, net	(193)	218	(87)

Income before income taxes and equity in earnings of equity method investees	1,235	2,599	1,884
Income tax expense	(264)	(597)	(460)
Equity in earnings of equity method investees, net of taxes	44	78	75
Net income	1,015	2,080	1,499
Less: Net income attributable to noncontrolling interests	69	85	68
Net income attributable to Quest Diagnostics	$946	$1,995	$1,431

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$8.10	$15.85	$10.62

Diluted	$7.97	$15.55	$10.47

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(in millions)

	2022	2021	2020

Net income	$1,015	$2,080	$1,499

Other comprehensive income (loss):
Foreign currency translation adjustment	(8)	13	15
Net change in available-for-sale debt securities, net of taxes	—	(7)	—
Net deferred gain on cash flow hedges, net of taxes	1	1	3
Other comprehensive (loss) income	(7)	7	18

Comprehensive income	1,008	2,087	1,517
Less: Comprehensive income attributable to noncontrolling interests	69	85	68
Comprehensive income attributable to Quest Diagnostics	$939	$2,002	$1,449

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(in millions)

	2022	2021	2020
Cash flows from operating activities:
Net income	$1,015	$2,080	$1,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	437	408	361
Provision for credit losses	3	4	19
Deferred income tax provision (benefit)	1	(57)	85
Stock-based compensation expense	77	79	97
Gain on disposition of joint venture	—	(314)	—
Other, net	66	(54)	(78)
Changes in operating assets and liabilities:
Accounts receivable	246	81	(455)
Accounts payable and accrued expenses	(149)	35	452
Income taxes payable	(31)	(20)	22
Termination of interest rate swap agreements	—	—	40
Other assets and liabilities, net	53	(9)	(37)
Net cash provided by operating activities	1,718	2,233	2,005

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(144)	(331)	(330)
Proceeds from disposition of joint venture	—	755	—
Capital expenditures	(404)	(403)	(418)
Decrease (increase) in investments and other assets, net	5	—	(24)
Net cash (used in) provided by investing activities	(543)	21	(772)

Cash flows from financing activities:
Proceeds from borrowings	—	—	749
Repayments of debt	(2)	(2)	(1,554)
Purchases of treasury stock	(1,408)	(2,199)	(325)
Exercise of stock options	123	129	189
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(28)	(22)	(15)
Dividends paid	(305)	(309)	(297)
Distributions to noncontrolling interest partners	(73)	(99)	(58)
Other financing activities, net	(39)	(38)	44
Net cash used in financing activities	(1,732)	(2,540)	(1,267)

Net change in cash and cash equivalents and restricted cash	(557)	(286)	(34)
Cash and cash equivalents and restricted cash, beginning of year	872	1,158	1,192
Cash and cash equivalents and restricted cash, end of year	$315	$872	$1,158

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Out- standing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock-holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2019	133	$2	$2,722	$8,174	$(39)	$(5,218)	$46	$5,687	$76
Net income				1,431			53	1,484	15
Other comprehensive income, net of tax					18			18
Dividends declared				(302)				(302)
Distributions to noncontrolling interest partners							(49)	(49)	(9)
Issuance of common stock under benefit plans	1		11			14		25
Stock-based compensation expense			97					97
Exercise of stock options	2		26			163		189
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(15)					(15)
Purchases of treasury stock	(3)					(325)		(325)
Balance, December 31, 2020	133	$2	$2,841	$9,303	$(21)	$(5,366)	$50	$6,809	$82
Net income				1,995			72	2,067	13
Other comprehensive income, net of tax					7			7
Dividends declared				(307)				(307)
Distributions to noncontrolling interest partners							(83)	(83)	(16)
Issuance of common stock under benefit plans			(21)			47		26
Stock-based compensation expense			79					79
Exercise of stock options	2		20			109		129
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)			(12)		(22)
Purchases of treasury stock	(16)					(2,222)		(2,222)
Retirement of treasury stock			(649)	(3,342)		3,991		—
Balance, December 31, 2021	119	$2	$2,260	$7,649	$(14)	$(3,453)	$39	$6,483	$79
Net income				946			62	1,008	7
Other comprehensive loss, net of tax					(7)			(7)
Dividends declared				(305)				(305)
Distributions to noncontrolling interest partners							(64)	(64)	(9)
Issuance of common stock under benefit plans	1		(36)			64		28
Stock-based compensation expense			77					77
Exercise of stock options	1		4			119		123
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)			(18)		(28)
Purchases of treasury stock	(10)					(1,385)		(1,385)
Balance, December 31, 2022	111	$2	$2,295	$8,290	$(21)	$(4,673)	$37	$5,930	$77

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions unless otherwise indicated)

1.    DESCRIPTION OF BUSINESS

    Background

    Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") empower people to take action to improve health outcomes.  The Company uses its extensive database of clinical lab results to derive diagnostic insights that reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management.  The Company's diagnostic information services business ("DIS") provides information and insights based on an industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The Company provides services to a broad range of customers, including patients, clinicians, hospitals, independent delivery networks ("IDNs"), health plans, employers, consumers, and accountable care organizations ("ACOs"). The Company offers the broadest access in the United States to diagnostic information services through its nationwide network of laboratories, patient service centers and phlebotomists in physician offices and the Company's connectivity resources, including call centers and mobile paramedics, nurses and other health and wellness professionals. The Company is the world's leading provider of diagnostic information services. The Company provides interpretive consultation with one of the largest medical and scientific staffs in the industry. The Company's Diagnostic Solutions businesses ("DS") are the leading provider of risk assessment services for the life insurance industry and offer healthcare organizations and clinicians robust information technology solutions.

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

    Revenue Recognition

    The Company recognizes as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods sold or services rendered primarily upon completion of the testing process (when results are reported) or when services have been rendered (see Note 3). Net revenues from Medicare and Medicaid programs were approximately 11%, 10% and 11% of the Company's consolidated net revenues for the years ended December 31, 2022, 2021 and 2020, respectively.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Stock-Based Compensation

    The Company measures stock-based compensation for equity awards at fair value on the date of grant and records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the change. The terms of the Company's performance share units allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals, which are based on the financial performance of the Company and the total shareholder return of the Company relative to an index of peer companies ("relative TSR"), specified in the awards. For performance share units with a goal based on the financial performance of the Company, stock-based compensation expense is recognized based on management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned for these awards is recognized as compensation cost in earnings in the period of the change. For performance share units with a market-based relative TSR goal, stock-based compensation expense is recognized based on the estimated fair value of the award regardless of the actual number of shares earned. For further details regarding stock-based compensation, see Note 18.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments, accounts receivable and derivative financial instruments. The Company's policy is to place its cash, cash equivalents and short-term investments in highly-rated financial instruments and institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company's payers and their dispersion across many different geographic regions, and credit risk is concentrated among certain payers who are large buyers of the Company's services. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company has receivables due from federal and state governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent on submitting appropriate documentation timely. As of both December 31, 2022 and 2021, receivables due from government payers under the Medicare and Medicaid programs represented approximately 6% of the Company's consolidated net accounts receivable. The portion of the Company's accounts receivable due from patients comprises the largest portion of credit risk. As of December 31, 2022 and 2021, receivables due from patients represented approximately 18% and 21%, respectively, of the Company's consolidated net accounts receivable. The Company applies assumptions and judgments including historical collection experience (including the period of time that the receivables have been outstanding) for assessing collectability and determining net revenues and accounts receivable from patients.

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

    Property, Plant and Equipment

    Property, plant and equipment is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed as incurred for preliminary project activities and post-implementation activities. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll-related costs for employees who are directly associated with the internal-use software project, and interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs for maintenance and training are expensed as incurred. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the expected useful lives of the assets. Depreciation and amortization are provided on the straight-line method over expected useful asset lives as of December 31, 2022 as follows:

•buildings and improvements, ranging up to thirty-one and a half years;
•laboratory equipment and furniture and fixtures, ranging from five to twelve years;
•leasehold improvements, the lesser of the useful life of the improvement or the remaining life of the building or lease, as applicable; and
•computer software developed or obtained for internal use, principally five to ten years.

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

    The Company performs its annual impairment test during the fourth quarter of the fiscal year. For the years ended December 31, 2022 and 2021, the Company performed a qualitative impairment test for its DIS reporting unit and, based on the totality of information available, the Company concluded that it was more-likely-than-not that the estimated fair value of its DIS reporting unit was greater than the carrying value of the reporting unit and, as such, no further analysis was required. For the year ended December 31, 2022, the Company updated the fair value calculation of its risk assessment services reporting unit, performed the quantitative impairment test and concluded that goodwill for the reporting unit was not impaired. For the year ended December 31, 2021, the Company performed a qualitative impairment test for its risk assessment reporting unit and, based on the totality of information available, the Company concluded that it was more-likely-than-not that the estimated fair value of the reporting unit was greater than the carrying value of the reporting unit and, as such, no further analysis was required.

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

    Based upon the Company’s most recent annual impairment tests completed during the fourth quarters of the years ended December 31, 2022 and 2021, the Company concluded that indefinite-lived intangible assets were not impaired.

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

    Investments

    The Company's investments (except for those accounted for under the equity method of accounting) include:

•Equity investments with readily determinable fair values, including investments comprised mostly of strategic holdings in companies concentrated in the life sciences and healthcare industries (such investments, which previously did not have readily determinable fair values, became publicly-traded during the year ended December 31, 2021); as well as participant-directed investments of deferred employee compensation and related Company matching contributions held in trusts pursuant to the Company's supplemental deferred compensation plans (see Note 18). These investments are measured at fair value with both realized and unrealized gains and losses recorded in current earnings within other (expense) income, net in the consolidated statements of operations. For the years ended December 31, 2022, 2021 and 2020, (losses)/gains from all equity investments with readily determinable fair values totaled $(55) million, $56 million, and $8 million, respectively. See Note 8 for a discussion of the fair value of such investments.
•Equity investments that do not have readily determinable fair values, which consist of investments in preferred and common shares of privately held companies. These investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company regularly evaluates these equity investments to determine if there are any indicators that the investment is impaired; no impairment charges were recognized related to these investments for the years ended December 31, 2022, 2021 and 2020. The carrying value of these investments was $4 million at both December 31, 2022 and 2021. Such amounts were included in other assets in the consolidated balance sheet.
•Available-for-sale debt securities of privately-held companies. These investments are measured at fair value with unrealized gains and losses presented in other comprehensive (loss) income. The carrying amount of these investments was $2 million and $1 million at December 31, 2022 and 2021, respectively. See Note 8 for a discussion of the fair value of such investments.

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
•Net deferred gains (losses) on cash flow hedges, which represent deferred gains (losses), net of tax, on interest rate-related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Notes 16 and 17); and
•Net changes in available-for-sale debt securities, which represent unrealized holding gains (losses), net of tax, on available-for-sale debt securities.

    Advertising Costs

    Advertising costs are expensed as incurred. For the years ended December 31, 2022, 2021 and 2020, advertising costs were $74 million, $78 million and $38 million, respectively.

    New Accounting Standards

    New Accounting Standards To Be Adopted

    In March 2020, the Financial Accounting Standards Board ("FASB") issued a new accounting standard which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform due to the risk of cessation of the London Interbank Offered Rate ("LIBOR"). The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The pronouncement was effective immediately and, due to an accounting standards update which the FASB issued in December 2022, can be applied to contract modifications through December 31, 2024. To the extent that, prior to December 31, 2024, the Company enters into any contract modifications for which the optional expedients are applied, the adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

3.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for greater than 95% of the Company’s consolidated net revenues for the years ended December 31, 2022, 2021 and 2020 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligation and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions, as discussed below. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers (Medicare and Medicaid programs), client payers and patients. Contracts with customers in the DIS business do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The approximate percentage of net revenues by type of customer was as follows:

	Year Ended December 31,
	2022	2021	2020
Healthcare insurers:
Fee-for-service	38%	39%	34%
Capitated	3	3	3
Total healthcare insurers	41	42	37
Government payers	11	10	11
Client payers	33	33	38
Patients (including coinsurance and deductible responsibilities)	12	12	11
Total DIS	97	97	97
DS	3	3	3
Net revenues	100%	100%	100%

    For the years ended December 31, 2022, 2021 and 2020, substantially all of the Company’s services were provided within the United States, see Note 20.

    The approximate percentage of net accounts receivable by type of customer as of December 31, 2022 and 2021 was as follows:

	2022	2021

Healthcare insurers	28%	32%
Government payers	6	6
Client payers	44	38
Patients (including coinsurance and deductible responsibilities)	18	21
Total DIS	96	97
DS	4	3
Net accounts receivable	100%	100%

    The following table summarizes the activity for the Company's allowance for credit losses during the years ended December 31, 2022 and 2021, which principally relates to client payers:

Allowance for Credit Losses

Balance, December 31, 2020	$28
Provision for credit losses	4
Write-offs of accounts receivable, net of recoveries	(1)
Balance, December 31, 2021	31
Provision for credit losses	3
Write-offs of accounts receivable, net of recoveries	(4)
Balance, December 31, 2022	$30

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

4.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share is as follows (in millions, except per share data):

	2022	2021	2020
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$946	$1,995	$1,431
Less: Earnings allocated to participating securities	4	7	6
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$942	$1,988	$1,425

Weighted average common shares outstanding – basic	116	125	134
Effect of dilutive securities:
Stock options and performance share units	2	3	2
Weighted average common shares outstanding – diluted	118	128	136

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$8.10	$15.85	$10.62
Diluted	$7.97	$15.55	$10.47

    The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	2022	2021	2020

Stock options and performance share units	—	—	1

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

5.    RESTRUCTURING ACTIVITIES

    Invigorate Program

    The Company is committed to a program called Invigorate which is designed to reduce its cost structure and improve performance. Invigorate consists of several flagship programs, with structured plans in each, to drive savings and improve performance across the customer value chain. These flagship programs include: organization excellence; information technology excellence; procurement excellence; field and customer service excellence; lab excellence; and revenue services excellence. In addition to these programs, the Company identified key themes to change how it operates including reducing denials and patient price concessions; further digitizing the business; standardization; automation; optimization and selecting and retaining talent. The Invigorate program is intended to offset reimbursement pressures and labor and benefit cost increases; free up additional resources to invest in innovation and other growth initiatives; and enable the Company to improve service quality and operating profitability.

    Restructuring Charges

    The following table provides a summary of the Company's pre-tax restructuring charges for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020

Employee separation costs	$55	$11	$14
Facility-related costs	—	1	—
Asset impairment charges	14	—	—
Total restructuring charges	$69	$12	$14

    The restructuring charges incurred for the years ended December 31, 2022, 2021 and 2020 were primarily associated with various workforce reduction initiatives as the Company continued to restructure its organization. Additionally, during the year ended December 31, 2022, the Company fully impaired certain property, plant and equipment (see Note 8). Of the total restructuring charges incurred during the year ended December 31, 2022, $19 million, $36 million and $14 million were recorded in cost of services, selling, general and administrative expenses and other operating expense (income), net, respectively. Of the total restructuring charges incurred during the year ended December 31, 2021, $8 million and $4 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the year ended December 31, 2020, $9 million and $5 million were recorded in cost of services and selling, general and administrative expenses, respectively.

    The employee separation costs for all periods presented were primarily recorded in the Company's DIS business.

    The following table summarizes the activity of the restructuring liability during 2022 and 2021, which is included in accrued expenses in Note 13:

	Employee Separation Costs	Facility-Related Costs	Total

Balance, December 31, 2020	$7	$—	$7
Income statement expense	12	1	13
Cash payments	(12)	(1)	(13)
Balance, December 31, 2021	7	—	7
Income statement expense	55	—	55
Cash payments	(18)	—	(18)
Balance, December 31, 2022	$44	$—	$44

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

6.    BUSINESS ACQUISITIONS

    2022 Acquisitions

    During 2022, the Company completed acquisitions for an aggregate purchase price of $162 million, net of cash acquired, including the acquisition discussed below. The 2022 acquisitions resulted in goodwill of $121 million, of which $103 million is deductible for tax purposes. These acquisitions also resulted in $45 million of intangible assets, principally comprised of customer-related intangible assets.

    Acquisition of Pack Health, LLC

    On February 1, 2022, the Company acquired Pack Health, LLC ("Pack Health"), a patient engagement company that helps individuals adopt healthier behaviors to improve outcomes, in an all cash transaction for $123 million, net of $4 million cash acquired, which consisted of cash consideration of $105 million and contingent consideration initially estimated at $18 million. The contingent consideration arrangement was dependent upon the achievement of certain revenue benchmarks. Based on the purchase price allocation, the assets acquired and liabilities assumed consist of $96 million of goodwill (of which $78 million was tax-deductible on the acquisition date), $30 million of intangible assets, $5 million of operating lease right-of-use assets, $5 million of operating lease liabilities and $(3) million of working capital. The intangible assets consist primarily of customer-related assets which are being amortized over a useful life of 15 years. For further details regarding the fair value of the contingent consideration, see Note 8.

    2021 Acquisitions

    During 2021, the Company completed acquisitions for an aggregate purchase price of $346 million, net of cash acquired, including the acquisitions discussed below. The 2021 acquisitions resulted in goodwill of $236 million, of which $221 million is deductible for tax purposes. These acquisitions also resulted in $107 million of intangible assets, principally comprised of customer-related intangible assets.

    Acquisition of the outreach laboratory services business of Mercy Health

    On June 1, 2021, the Company completed the acquisition of the outreach laboratory services business of Mercy Health ("Mercy Health"), which serves providers and patients in Arkansas, Kansas, Missouri and Oklahoma, in an all-cash transaction for $225 million. Based on the purchase price allocation, the assets acquired primarily consist of $171 million of tax-deductible goodwill and $54 million of customer-related intangible assets. The intangible assets are being amortized over a useful life of 15 years.

    Acquisition of assets of Labtech Diagnostics, LLC

    On December 13, 2021, the Company completed the acquisition of assets of Labtech Diagnostics, LLC ("Labtech"), an independent clinical diagnostic laboratory provider serving physicians and patients primarily in South Carolina, North Carolina, Florida and Georgia, in an all cash transaction for $95 million, which consisted of cash consideration of $80 million and contingent consideration estimated at $15 million. The contingent consideration arrangement was dependent upon the achievement of certain testing volume benchmarks. Based on the purchase price allocation, which was finalized during the three months ended March 31, 2022, the assets acquired and liabilities assumed consist of $48 million of goodwill (of which $33 million was tax deductible on the acquisition date), $44 million of intangible assets, $11 million of property, plant and equipment, $9 million of finance lease liabilities, $6 million of operating lease right-of-use assets, $6 million of operating lease liabilities, and $1 million of inventories. The intangible assets consist primarily of customer-related assets which are being amortized over a useful life of 15 years. For further details regarding the fair value of the contingent consideration, see Note 8.

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

    Acquisition of the Outreach Laboratory Services Business of Memorial Hermann Health System

    On April 6, 2020, the Company completed the acquisition of select assets which constitute substantially all of the operations of Memorial Hermann Diagnostic Laboratories, the outreach laboratory division of Memorial Hermann Health System ("Memorial Hermann"), in an all cash transaction for $120 million. Memorial Hermann is a not-for-profit health system in Southeast Texas. Based on the purchase price allocation, the assets acquired primarily consist of $93 million of tax-deductible goodwill and $27 million of customer-related intangible assets. The intangible assets are being amortized over a useful life of 15 years.

    Acquisition of the Remaining 56% Interest in Mid America Clinical Laboratories, LLC

    On August 1, 2020, the Company completed the acquisition of the remaining 56% interest in Mid America Clinical Laboratories, LLC ("MACL") from its joint venture partners in an all cash transaction for $93 million, net of $18 million cash acquired. MACL was the largest independent clinical laboratory provider in Indiana. Prior to the acquisition, the Company accounted for its 44% interest in MACL as an equity method investment, which was remeasured to its fair value of $87 million on the acquisition date, resulting in a gain of $70 million that was recognized in other (expense) income, net in the consolidated statements of operations. The fair value of the previously held equity interest was determined using a discounted cash flow analysis that took into account, among other items, MACL's expected future cash flows, long-term growth rate (1.5%), and a discount rate commensurate with economic risk (7.5%). Based on the purchase price allocation, the assets acquired and liabilities assumed consist of $84 million of goodwill (of which $47 million is tax-deductible), $74 million of intangible assets, $11 million of working capital and $11 million of property, plant and equipment. The intangible assets consist of customer-related assets which are being amortized over a useful life of 15 years. As a result of the acquisition, MACL became a wholly owned subsidiary of the Company.

    General Information

    The acquisitions described above were accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed are recorded based on their estimated fair values as of the closing date. Supplemental pro forma combined financial information has not been presented as the impact of the acquisitions is not material to the Company's consolidated financial statements. The goodwill recorded primarily includes the expected synergies resulting from combining the operations of the acquired entities with those of the Company and the value associated with an assembled workforce and other intangible assets that do not qualify for separate recognition. All of the goodwill acquired in connection with these acquisitions has been allocated to the Company's DIS business. For further details regarding business segment information, see Note 20.

7.    DISPOSITION

    On April 1, 2021, the Company sold its 40% ownership interest in Q2 Solutions® ("Q2 Solutions"), its clinical trials central laboratory services joint venture, to IQVIA Holdings, Inc. ("IQVIA"), its joint venture partner, for $760 million in an all-cash transaction. Prior to the transaction, the Company accounted for its minority interest as an equity method investment. As a result of the transaction, during the year ended December 31, 2021, the Company recorded a $314 million pre-tax gain in other (expense) income, net in the consolidated statement of operations based on the difference between the net sales proceeds and the carrying value of the investment, including $20 million of cumulative translation losses which were previously recorded in accumulated other comprehensive loss. During the year ended December 31, 2021, the Company also recorded $55 million

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

of income tax expense related to the gain, consisting of $127 million of current income tax expense, partially offset by $72 million of deferred income tax benefit.

8.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Deferred compensation trading securities	$68	$68	$—	$—
Cash surrender value of life insurance policies	46	—	46	—
Available-for-sale debt securities	2	—	—	2
Total	$116	$68	$46	$2

Liabilities:
Deferred compensation liabilities	$120	$—	$120	$—
Contingent consideration	23	—	—	23
Total	$143	$—	$120	$23

Redeemable noncontrolling interest	$77	$—	$—	$77

December 31, 2021
Assets:
Deferred compensation trading securities	$77	$77	$—	$—
Cash surrender value of life insurance policies	57	—	57	—
Equity investments	44	44	—	—
Available-for-sale debt securities	1	—	—	1
Total	$179	$121	$57	$1

Liabilities:
Deferred compensation liabilities	$143	$—	$143	$—
Contingent consideration	5	—	—	5
Total	$148	$—	$143	$5

Redeemable noncontrolling interest	$79	$—	$—	$79

    The Company offers certain employees the opportunity to participate in a non-qualified supplemental deferred compensation plan. A participant's deferrals, together with Company matching credits, are invested in a variety of participant-directed stock and bond mutual funds that are classified as trading securities. The trading securities are classified within Level 1 of the fair value hierarchy because the changes in the fair value of these securities, which are recorded in other assets in the Company's consolidated balance sheet, are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held, exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation. The deferred compensation liabilities are classified within Level 2 of the fair value hierarchy because their inputs are derived principally from observable market data by correlation to the trading securities.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The Company offers certain employees the opportunity to participate in a non-qualified deferred compensation program. A participant's deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program's liability. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments. Changes in the fair value of the deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value, which is recorded in other assets in the Company's consolidated balance sheet, and the deferred compensation obligation are classified within Level 2 of the fair value hierarchy because their inputs are derived principally from observable market data by correlation to the hypothetical investments. Deferrals under the plan currently may only be made by participants who made deferrals under the plan in 2017.

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

    The Company's available-for-sale debt securities are measured at fair value using discounted cash flows. These fair value measurements are classified within Level 3 of the fair value hierarchy as the fair value is based on significant inputs that are not observable. Significant inputs include cash flows projections and a discount rate. The investments are recorded in other assets in the Company's consolidated balance sheet.

    In connection with the acquisitions of Pack Health and Labtech (see Note 6), the Company has contingent consideration obligations, with a potential maximum aggregate payment of $40 million, that are to be paid based on the achievement of certain testing volume or revenue benchmarks. Contingent consideration accruals are measured at fair value using either an option-pricing method or a Monte Carlo method and are classified within Level 3 of the fair value hierarchy as the fair value is determined based on significant inputs that are not observable. Significant inputs include management’s estimate of volume or revenue and other market inputs, including comparable company revenue volatility (7.5%) and a discount rate (ranging from 2.5% to 3.0%).

    The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2020	$—
Purchases, additions and issuances	5
Balance, December 31, 2021	5
Purchases, additions and issuances	28
Settlements	(15)
Total fair value adjustments included in earnings - realized/unrealized	5
Balance, December 31, 2022	$23

    The $5 million net loss included in earnings associated with the change in the fair value of contingent consideration for the year ended December 31, 2022 is reported in other operating expense (income), net.

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of December 31, 2022, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long-term growth rates, and a discount rate commensurate with economic risk.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    During the year ended December 31, 2022, the Company recorded a $14 million impairment charge, which is included in other operating expense (income), net, in order to fully impair certain property, plant and equipment. The fair value measurement was classified within Level 3 of the fair value hierarchy as it was based on significant inputs that are not observable, including cash flow projections.

    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of December 31, 2022 and 2021, the fair value of the Company’s debt was estimated at $3.7 billion and $4.4 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

9.    TAXES ON INCOME

    The Company's pre-tax income before equity in earnings of equity method investees consisted of approximately $1.2 billion, $2.5 billion and $1.9 billion from U.S. operations and pre-tax income (loss) of $2 million, $148 million and $(7) million from foreign operations for the years ended December 31, 2022, 2021 and 2020, respectively.

    The components of income tax expense (benefit) for 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Current:
Federal	$200	$528	$300
State and local	62	123	74
Foreign	1	3	1
Deferred:
Federal	29	(61)	55
State and local	(27)	5	29
Foreign	(1)	(1)	1
Total	$264	$597	$460

    A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for 2022, 2021 and 2020 was as follows:

	2022	2021	2020

Tax provision at statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	4.7	4.1	4.5
Impact of noncontrolling interests	(1.4)	(0.8)	(0.9)
Adjustment to state deferred tax liabilities	(1.5)	—	—
Excess tax benefits on stock-based compensation arrangements	(1.1)	(0.7)	(1.2)
Return to provision true-ups	(1.1)	(0.8)	(0.7)
Impact of equity earnings	0.7	0.6	0.8
Changes in reserves for uncertain tax positions	0.7	0.4	0.9
Change in valuation allowances associated with certain net operating losses	—	—	0.2
Other, net	(0.6)	(0.8)	(0.1)
Effective tax rate	21.4%	23.0%	24.5%

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) as of December 31, 2022 and 2021 were as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

	2022	2021
Non-current deferred tax assets (liabilities):
Accounts receivable reserves	$15	$89
Liabilities not currently deductible	174	180
Stock-based compensation	32	32
Basis differences in investments, joint ventures and subsidiaries	(11)	(12)
Net operating loss carryforwards, net of valuation allowance	49	42
Operating lease right-of-use assets	(147)	(150)
Operating lease liabilities	161	162
Depreciation and amortization	(568)	(633)
Total non-current deferred tax liabilities, net	$(295)	$(290)

    As of December 31, 2022 and 2021, non-current deferred tax liabilities of $295 million and $290 million, respectively, are included in other liabilities in the consolidated balance sheet.

    As of December 31, 2022, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of $12 million and $732 million, respectively, which expire at various dates through 2042. Estimated net operating loss carryforwards for foreign income tax purposes are $73 million as of December 31, 2022, some of which can be carried forward indefinitely while others expire at various dates through 2032. As of December 31, 2022 and 2021, deferred tax assets associated with net operating loss carryforwards of $77 million and $71 million, respectively, have each been reduced by valuation allowances of $28 million and $29 million, respectively.

    Income taxes payable, including those classified as long-term in other liabilities in the consolidated balance sheet as of December 31, 2022 and 2021, were $81 million and $106 million, respectively. Prepaid income taxes were $26 million and $36 million as of December 31, 2022 and 2021, respectively, and were recorded in prepaid expenses and other current assets in the consolidated balance sheet.

    The total amount of unrecognized tax benefits as of and for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	2022	2021	2020

Balance, beginning of year	$110	$93	$88
Additions:
For tax positions of current year	1	1	2
For tax positions of prior years	18	30	25
Reductions:
Changes in judgment	(7)	(6)	(9)
Expirations of statutes of limitations	(4)	(8)	(4)
Settlements	(24)	—	(9)
Balance, end of year	$94	$110	$93

    The contingent liabilities for tax positions primarily relate to uncertainties associated with the realization of tax benefits derived from the allocation of income and expense among state jurisdictions, the characterization and timing of certain tax deductions associated with business combinations, certain tax credits and the deductibility of certain expenses and settlement payments.

    The total amount of unrecognized tax benefits as of December 31, 2022, that, if recognized, would affect the effective income tax rate is $78 million. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $13 million within the next twelve months.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Accruals for interest expense on contingent tax liabilities are classified in income tax expense in the consolidated statements of operations. Accruals for penalties have historically been immaterial. Interest expense (income) included in income tax expense in each of the years ended December 31, 2022, 2021 and 2020 was approximately $3 million, $(2) million and $6 million, respectively. As of December 31, 2022 and 2021, the Company had approximately $16 million and $20 million, respectively, accrued, net of the benefit of a federal and state deduction, for the payment of interest on uncertain tax positions.

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

    In the regular course of business, various federal, state, local and foreign tax authorities conduct examinations of the Company's income tax filings and the Company generally remains subject to examination until the statute of limitations expires for the respective jurisdiction. The Internal Revenue Service has either completed its examinations of the Company's consolidated federal income tax returns or the statute of limitations has expired up through and including the 2018 tax year. At this time, the Company does not believe that there will be any material additional payments beyond its recorded contingent liability reserves that may be required as a result of these tax audits. As of December 31, 2022, a summary of the tax years that remain subject to examination, awaiting approval, are under appeal, or are otherwise unresolved for the Company's major jurisdictions are:

    United States - federal        2019 - 2021
    United States - various states    2007 - 2021

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

10.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the years ended December 31, 2022, 2021 and 2020 was as follows:

	2022	2021	2020

Depreciation expense	$317	$305	$258
Amortization expense	120	103	103
Depreciation and amortization expense	$437	$408	$361

Interest expense	$(148)	$(152)	$(166)
Interest income	10	1	3
Interest expense, net	$(138)	$(151)	$(163)

Interest paid	$156	$159	$201
Income taxes paid	$283	$709	$360

Accounts payable associated with capital expenditures	$38	$26	$46
Accounts payable associated with purchases of treasury stock	$—	$23	$—
Dividend payable	$74	$74	$76

Dividends received from equity method investees	$61	$60	$54

Businesses acquired:
Fair value of assets acquired	$182	$364	$368
Fair value of liabilities assumed	16	18	17
Fair value of net assets acquired	166	346	351
Merger consideration payable	(18)	(15)	—
Cash paid for business acquisitions	148	331	351
Less: Cash acquired	4	—	21
Business acquisitions, net of cash acquired	$144	$331	$330

	2022	2021	2020
Leases:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$185	$185	$185
Operating cash flows from finance leases	$1	$2	$3
Financing cash flows from finance leases	$1	$2	$3
Leased assets obtained in exchange for new operating lease liabilities	$154	$150	$219

    During the year ended December 31, 2022, the Company amended a real estate lease and, based on the updated terms, the classification of the lease changed from a finance lease to an operating lease. As a result, the Company recorded a $31 million operating lease right-of-use asset.

    During the years ended December 31, 2022, 2021 and 2020, costs associated with donations, contributions, and other financial support through Quest for Health Equity, the Company's initiative with the Quest Diagnostics Foundation to reduce health disparities in underserved communities, were $93 million, $16 million and $2 million, respectively. Such amounts are included in selling, general and administrative expenses in the Company's consolidated statement of operations. Costs incurred during the year ended December 31, 2022 will be donated and contributed over several years.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

11.    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment as of December 31, 2022 and 2021 consisted of the following:

	2022	2021

Land	$43	$43
Buildings and improvements	520	532
Laboratory equipment and furniture and fixtures	2,140	2,009
Leasehold improvements	760	705
Computer software developed or obtained for internal use	1,363	1,292
Construction-in-progress	277	214
	5,103	4,795
Less: Accumulated depreciation and amortization	(3,337)	(3,088)
Total	$1,766	$1,707

12.    GOODWILL AND INTANGIBLE ASSETS

    The changes in goodwill for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021

Balance, beginning of year	$7,095	$6,873
Goodwill acquired during the year	121	228
Adjustments to goodwill	4	(6)
Balance, end of year	$7,220	$7,095

    Principally all of the Company’s goodwill as of December 31, 2022 and 2021 was associated with its DIS business.

    For the year ended December 31, 2022, goodwill acquired was principally associated with the acquisition of Pack Health (see Note 6). For the year ended December 31, 2022, adjustments to goodwill related to an adjustment of the purchase price allocation for Labtech, partially offset by foreign currency translation.

    For the year ended December 31, 2021, goodwill acquired was principally associated with the acquisitions of the assets of the outreach laboratory business of Mercy Health and the assets of Labtech (see Note 6). For the year ended December 31, 2021, adjustments to goodwill related to foreign currency translation.

    Intangible assets as of December 31, 2022 and 2021 consisted of the following:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

	Weighted Average Amortization Period (in years)	2022			2021
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	17	$1,623	$(832)	$791	$1,581	$(726)	$855
Non-compete agreements	10	3	(3)	—	3	(2)	1
Technology	15	138	(81)	57	141	(74)	67
Other	6	114	(106)	8	109	(101)	8
Total	17	1,878	(1,022)	856	1,834	(903)	931

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$2,114	$(1,022)	$1,092	$2,070	$(903)	$1,167

    The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2022 is as follows:

Year Ending December 31,
2023	$106
2024	103
2025	102
2026	96
2027	85
Thereafter	364
Total	$856

13.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses as of December 31, 2022 and 2021 consisted of the following:

	2022	2021

Accrued wages and benefits (including incentive compensation)	$428	$518
Accrued expenses	392	460
Trade accounts payable	324	357
Overdrafts	92	116
Dividend payable	74	74
Accrued insurance	35	34
Accrued interest	26	26
Merger consideration payable	23	5
Income taxes payable	2	10
Total	$1,396	$1,600

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

14.    DEBT

    Long-term debt (including finance lease obligations) as of December 31, 2022 and 2021 consisted of the following:

	2022	2021

4.25% Senior Notes due April 2024	$306	$311
3.50% Senior Notes due March 2025	612	616
3.45% Senior Notes due June 2026	508	510
4.20% Senior Notes due June 2029	499	499
2.95% Senior Notes due June 2030	799	798
2.80% Senior Notes due June 2031	549	549
6.95% Senior Notes due July 2037	175	175
5.75% Senior Notes due January 2040	245	245
4.70% Senior Notes due March 2045	300	300
Other	9	34
Debt issuance costs	(22)	(25)
Total long-term debt	3,980	4,012
Less: Current portion of long-term debt	2	2
Total long-term debt, net of current portion	$3,978	$4,010

    Finance Lease

    During the year ended December 31, 2022, the Company amended a real estate lease and, based on the updated terms, the classification of the lease changed from a finance lease to an operating lease. As of December 31, 2021, the $25 million carrying value of the finance lease was included in "other" in the table above.

    Secured Receivables Credit Facility

    During October 2022, the Company amended its secured receivables credit facility (the “Secured Receivables Credit Facility”), previously amended in October 2021, to extend the maturity dates for each underlying commitment by one year, while decreasing the aggregate borrowing capacity under the facility from $600 million to $525 million. Under the Secured Receivables Credit Facility, the Company can borrow against a $425 million loan commitment, half of which matures in October 2023 and half of which matures in October 2024. Additionally, the Company can issue up to $100 million of letters of credit (see Note 19) through October 2024. Borrowings under the Secured Receivables Credit Facility are collateralized by certain domestic receivables. Interest on borrowings under the facility is based on either commercial paper rates for highly-rated issuers or the Term Secured Overnight Financing Rate, plus a spread of 0.725% to 0.80%. The Secured Receivables Credit Facility is subject to customary affirmative and negative covenants and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. As of both December 31, 2022 and 2021, there were no outstanding borrowings under the Secured Receivables Credit Facility.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Senior Unsecured Revolving Credit Facility

    The Company is party to a $750 million senior unsecured revolving credit facility (the “Credit Facility” or "Senior Unsecured Revolving Credit Facility") which matures in November 2026. Under the Credit Facility, the Company can issue letters of credit totaling $150 million (see Note 19). Issued letters of credit reduce the available borrowing capacity under the Credit Facility. Interest on the Credit Facility is based on certain published rates plus an applicable margin based on changes in the Company's public debt ratings. At the option of the Company, it may elect to lock into LIBOR-based interest rates for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate, the federal funds rate or an adjusted LIBOR rate. As of December 31, 2022, the Company's borrowing rate for LIBOR-based loans under the Credit Facility was LIBOR plus 1.00%. The Credit Facility contains various covenants, including the maintenance of a financial leverage ratio, which could impact the Company's ability to, among other things, incur additional indebtedness. As of both December 31, 2022 and 2021, there were no outstanding borrowings under the Senior Unsecured Revolving Credit Facility.

    Senior Notes

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

    Maturities of Long-Term Debt

    As of December 31, 2022, long-term debt matures as follows:

Year Ending December 31,
2023	$2
2024	302
2025	601
2026	502
2027	2
Thereafter	2,576
Total maturities of long-term debt	3,985
Unamortized discount	(9)
Debt issuance costs	(22)
Fair value basis adjustments attributable to hedged debt	26
Total long-term debt	3,980
Less: Current portion of long-term debt	2
Total long-term debt, net of current portion	$3,978

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

15.     LEASES

    The Company determines if an arrangement is or contains a lease at contract inception. The Company leases office space, patient service centers, clinical laboratories, warehouses, logistic hubs and equipment primarily through operating leases, with a limited number of finance leases. A right-of-use asset, representing the underlying asset during the lease term, and a lease liability, representing the payment obligation arising from the lease, are recognized on the balance sheet at lease commencement based on the present value of the payment obligation. For operating leases, expense is recognized on a straight-line basis over the lease term. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For the years ended December 31, 2022, 2021, and 2020, lease expense associated with short-term leases was not material.

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

    During the year ended December 31, 2022, the Company amended a real estate lease and, based on the updated terms, the classification of the lease changed from a finance lease to an operating lease. As a result, the Company recorded a $31 million operating lease right-of-use asset.

    The Company's assets and liabilities for its lease agreements as of December 31, 2022 and 2021 were as follows:

Leases	Balance Sheet Classification	2022	2021
Assets
Operating	Operating lease right-of-use assets	$585	$597
Finance	Property, plant and equipment, net (a)	9	29
Total lease assets		$594	$626

Liabilities
Current:
Operating	Current portion of long-term operating lease liabilities	$153	$151
Finance	Current portion of long-term debt	2	2
Non-current:
Operating	Long-term operating lease liabilities	489	494
Finance	Long-term debt	7	32
Total lease liabilities		$651	$679

(a) Finance lease assets as of December 31, 2022 and 2021 were recorded net of accumulated amortization of $3 million and $8 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Components of lease cost for the years ended December 31, 2022, 2021 and 2020 were as follows:

Lease cost	2022	2021	2020

Operating lease cost (a)	$345	$321	$300
Finance lease cost:
Amortization of leased assets	2	2	6
Interest on lease liabilities	1	2	3
Net lease cost	$348	$325	$309

(a) Includes short-term leases and variable lease costs (primarily usage-based maintenance fees and utilities related to real estate leases and certain equipment-related and vehicle-related costs) of $160 million, $140 million and $120 million for the years ended December 31, 2022, 2021 and 2020, respectively.

    The maturity of the Company's lease liabilities as of December 31, 2022 is as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
2023	$167	$2	$169
2024	137	2	139
2025	104	2	106
2026	75	2	77
2027	59	1	60
Thereafter	173	1	174
Total lease payments	715	10	725
Less: Interest	73	1	74
Present value of lease liabilities	$642	$9	$651

    Lease term and discount rate as of December 31, 2022 and 2021 were as follows:

Lease term and discount rate	2022	2021
Weighted-average remaining lease term (years):
Operating leases	6	6
Finance leases	6	11

Weighted-average discount rate:
Operating leases	3.0%	3.0%
Finance leases	2.4%	6.9%

    The Company's discount rates for its operating leases were primarily determined using the Company's incremental borrowing rate.

    See Note 10 for cash flow information on cash paid for amounts included in the measurement of lease liabilities and leased assets obtained in exchange for new operating lease liabilities for the years ended December 31, 2022, 2021 and 2020.

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

    As of December 31, 2022 and 2021, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	December 31, 2022	December 31, 2021
Long-term debt	$26	$38

(a) As of both December 31, 2022 and 2021, the entire balance is associated with remaining unamortized hedging adjustments on discontinued relationships.

    The following table presents the effect of fair value hedge accounting on the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively:

	2022	2021	2020
	Other (expense) income, net	Other (expense) income, net	Other (expense) income, net
Total for line item in which the effects of fair value hedges are recorded	$(55)	$369	$76

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$—	$—	$(68)
Derivatives designated as hedging instruments	$—	$—	$68

17.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

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
•Net deferred gains (losses) on cash flow hedges, which represent deferred gains (losses), net of tax, on interest rate-related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 16); and
•Net changes in available-for-sale debt securities, which represent unrealized holding gains (losses), net of tax, on available-for-sale debt securities.

    For the years ended December 31, 2022, 2021, and 2020, the tax effects related to the deferred gains (losses) on cash flow hedges and net changes in available-for-sale debt securities were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

    The changes in accumulated other comprehensive loss by component for 2022, 2021 and 2020 were as follows:

	Foreign Currency Translation Adjustments	Net Changes in Available-for-Sale Debt Securities	Net Deferred Losses on Cash Flow Hedges, net of tax	Other	Accumulated Other Comprehensive Loss

Balance, December 31, 2019	$(42)	$8	$(4)	$(1)	$(39)
Other comprehensive income before reclassifications	12	—	1	—	13
Amounts reclassified from accumulated other comprehensive loss	3	—	2	—	5
Net current period other comprehensive income	15	—	3	—	18
Balance, December 31, 2020	(27)	8	(1)	(1)	(21)
Other comprehensive loss before reclassifications	(7)	(7)	—	—	(14)
Amounts reclassified from accumulated other comprehensive loss	20	—	1	—	21
Net current period other comprehensive income (loss)	13	(7)	1	—	7
Balance, December 31, 2021	(14)	1	—	(1)	(14)
Other comprehensive loss before reclassifications	(8)	—	—	—	(8)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	1
Net current period other comprehensive (loss) income	(8)	—	1	—	(7)
Balance, December 31, 2022	$(22)	$1	$1	$(1)	$(21)

    On April 1, 2021, the Company sold its 40% ownership interest in Q2 Solutions, its clinical trials central laboratory services joint venture, to IQVIA, its joint venture partner. As a result of the transaction, during the year ended December 31, 2021, $20 million of cumulative translation losses were reclassified from accumulated other comprehensive loss to other (expense) income, net. See Note 7 for further details.

    Additionally, for the year ended December 31, 2020, $3 million of cumulative translation losses were reclassified from accumulated other comprehensive loss to other operating expense (income), net as a result of the sale of foreign subsidiaries.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    For the years ended December 31, 2022, 2021 and 2020, the gross deferred losses on cash flow hedges were reclassified from accumulated other comprehensive loss to interest expense, net.

    Dividend Program

    During each of the four quarters of 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.66 per common share. During each of the four quarters of 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.62 per common share. During each of the four quarters of 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.56 per common share. In February 2023, the Company announced that its Board of Directors authorized a 7.6% increase in its quarterly cash dividend from $0.66 to $0.71 per share, or $2.84 per share annually, commencing with the dividend payable in April 2023.

    Share Repurchase Program

    In February 2022, the Company's Board of Directors increased the size of its share repurchase program by $1 billion. As of December 31, 2022, $0.3 billion remained available under the Company's share repurchase authorization.

    In February 2023, the Company announced that its Board of Directors authorized the Company to repurchase an additional $1 billion of the Company's common stock. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the year ended December 31, 2022, the Company repurchased 10.1 million shares of its common stock for $1.4 billion.

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

    Shares Reissued from Treasury Stock

    For the years ended December 31, 2022, 2021 and 2020, the Company reissued 2 million shares, 2 million shares and 3 million shares, respectively, from treasury stock for shares issued under the Employee Stock Purchase Plan ("ESPP") and stock-based compensation program.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. The Company records changes in the fair value of the noncontrolling interest immediately as they occur. As of December 31, 2022 and 2021, the redeemable noncontrolling interest was $77 million and $79 million, respectively, and was presented at its fair value.

18.    STOCK OWNERSHIP AND COMPENSATION PLANS

    Employee and Non-employee Directors Stock Ownership Programs

    The ELTIP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) stock awards. The ELTIP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Company common stock at an exercise price no less than the fair market value of the Company's common stock on the date of grant. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Company common stock in cash, shares of Company common stock or a combination thereof. The stock appreciation rights are granted at an exercise price no less than the fair market value of the Company's common stock on the date of grant. Stock options and stock appreciation rights granted under the ELTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant. No stock appreciation rights have been granted under the ELTIP. Under the ELTIP, awards are subject to forfeiture if employment terminates prior to the end of the vesting period prescribed by the Board of Directors. For all award types, the vesting period is generally over three years from the date of grant. For performance share units, the actual amount of shares earned is based on the achievement of the performance goals specified in the awards. The performance goals for awards granted in 2020, 2021 and 2022 were based on the financial performance of the Company, as well as relative TSR. The maximum number of shares of Company common stock in respect of which awards may be granted under the ELTIP is approximately 79 million shares.

    The DLTIP provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Company common stock at an exercise price no less than the fair market value of the Company's common stock on the date of grant. The DLTIP also permits awards of restricted stock and restricted stock units to non-employee directors. Stock options granted under the DLTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant. For all award types, the vesting period is generally over three years from the date of grant, regardless of whether the award recipient remains a director of the Company. The maximum number of shares that may be issued under the DLTIP is 2.4 million shares. For the years ended December 31, 2022, 2021 and 2020, grants under the DLTIP totaled 10 thousand shares, 12 thousand shares and 14 thousand shares, respectively.

    The Company's practice had been to issue shares related to its stock-based compensation program from shares of its common stock held in treasury or by issuing new shares of its common stock. In January 2021, the Company began to issue shares related to its ESPP and stock-based compensation program solely from common stock held in treasury. See Note 17 for further information regarding the Company's share repurchase program.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The weighted average assumptions used in valuing stock options granted in the periods presented were:

	2022	2021	2020

Fair value at grant date	$26.80	$21.82	$17.25
Expected volatility	26.4%	25.6%	20.3%
Dividend yield	2.0%	2.0%	2.0%
Risk-free interest rate	2.0%	0.6%	1.5%
Expected holding period, in years	4.9	4.8	5.0

    The following summarizes the activity relative to stock option awards for 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding, beginning of year	5.7	$96.44
Options granted	0.5	128.51
Options exercised	(1.4)	89.00
Options forfeited and canceled	(0.1)	120.31
Options outstanding, end of year	4.7	$101.78	5.8	$257

Exercisable, end of year	3.5	$94.36	4.9	$215
Vested and expected to vest, end of year	4.7	$101.61	5.8	$256

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing common stock price on the last trading day of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised in 2022, 2021 and 2020 was $70 million, $83 million and $113 million, respectively.

    As of December 31, 2022, there was $5 million of unrecognized stock-based compensation cost related to nonvested stock options which is expected to be recognized over a weighted average period of 1.5 years.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The weighted average assumptions used in valuing performance share units with a market-based relative TSR goal in the periods presented were:

	2022	2021	2020

Fair value at grant date	$130.00	$150.15	$144.03
Expected volatility	29.9%	30.2%	20.1%
Dividend yield	2.0%	2.0%	2.0%
Risk-free interest rate	1.7%	0.2%	1.4%

    The following summarizes the activity relative to stock awards, including restricted stock units and performance share units, for 2022, 2021 and 2020:

	2022		2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Shares outstanding, beginning of year	1.0	$107.46	1.0	$100.12	1.0	$93.30
Shares granted	0.8	128.49	0.5	122.78	0.4	112.43
Shares vested	(0.6)	92.45	(0.5)	103.41	(0.4)	96.36
Shares forfeited and canceled	(0.1)	122.38	—	—	—	—
Shares outstanding, end of year	1.1	$122.45	1.0	$107.46	1.0	$100.12

    As of December 31, 2022, there was $40 million of unrecognized stock-based compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted average period of 1.8 years. Total fair value of shares vested was $72 million, $59 million and $37 million for the years ended December 31, 2022, 2021 and 2020, respectively. For performance share units with a goal based on financial performance of the Company, the amount of unrecognized stock-based compensation cost is subject to change based on changes, if any, to management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned at the end of the performance periods.

    For the years ended December 31, 2022, 2021 and 2020, stock-based compensation expense totaled $77 million, $79 million and $97 million, respectively. Income tax benefits recognized in the consolidated statements of operations related to stock-based compensation expense totaled $27 million, $32 million and $39 million for the years ended December 31, 2022, 2021 and 2020, respectively, which includes excess tax benefits associated with stock-based compensation arrangements of $14 million, $19 million and $23 million for the years ended December 31, 2022, 2021 and 2020, respectively.

    Employee Stock Purchase Plan

    Under the Company's ESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock. The purchase price of the stock is 95% of the market price of the Company's common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees is 9 million. Approximately 216 thousand shares, 200 thousand shares and 225 thousand shares of common stock were purchased by eligible employees in 2022, 2021 and 2020, respectively.

    Defined Contribution Plans

    The Company maintains qualified defined contribution plans covering substantially all of its employees. The maximum Company matching contribution is 5% of eligible employee compensation. During 2020, the Company temporarily suspended matching contributions for certain qualified defined contribution plans; matching contributions were reinstated in the third quarter of 2020. The Company's expense for contributions to its defined contribution plans aggregated $95 million, $93 million and $64 million for 2022, 2021 and 2020, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Supplemental Deferred Compensation Plans

    The Company has a supplemental deferred compensation plan that is an unfunded, non-qualified plan that provides for certain management and highly compensated employees to defer up to 50% of their salary in excess of their defined contribution plan limits and for certain eligible employees, up to 95% of their variable incentive compensation. The maximum Company matching contribution is 5% of eligible employee compensation. The compensation deferred under this plan, together with Company matching amounts, are credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation, Company match and earnings credited to their account. The amounts accrued under the Company's deferred compensation plans were $68 million and $77 million as of December 31, 2022 and 2021, respectively. Although the Company is currently contributing all participant deferrals and matching amounts to a trust, the funds in this trust, totaling $68 million and $77 million as of December 31, 2022 and 2021, respectively, are general assets of the Company and are subject to any claims of the Company's creditors.

    The Company also offers certain employees the opportunity to participate in a non-qualified deferred compensation program. The Company matches employee contributions equal to 25%, up to a maximum of $5 thousand per plan year. A participant's deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. Each participant is fully vested in their deferred compensation and vests in Company matching contributions over a period of four years at 25% per year. This plan was amended effective January 1, 2018 so that future deferrals under the plan may only be made by participants who made deferrals under the plan in 2017. The amounts accrued under this plan were $52 million and $66 million as of December 31, 2022 and 2021, respectively. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program's liability. The cash surrender value of such life insurance policies was $46 million and $57 million as of December 31, 2022 and 2021, respectively.

     For each of the years ended December 31, 2022, 2021 and 2020, the Company's expense for matching contributions to these plans was not material.

19.     COMMITMENTS AND CONTINGENCIES

    Letters of Credit and Contractual Obligations

    The Company can issue letters of credit under its Secured Receivables Credit Facility and Senior Unsecured Revolving Credit Facility (see Note 14). In support of its risk management program, to ensure the Company’s performance or payment to third parties, $70 million in letters of credit under the Secured Receivables Credit Facility were outstanding as of December 31, 2022. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

    The Company has certain noncancelable commitments, primarily under take-or-pay arrangements, to purchase products or services from various suppliers, mainly for consulting and other service agreements, and standing orders to purchase reagents and other laboratory supplies. As of December 31, 2022, the approximate total future purchase commitments are $384 million, of which $125 million are expected to be incurred in 2023, $166 million are expected to be incurred in 2024 through 2025 and the balance thereafter.

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

    Contingent Lease Obligations

    The Company remains subject to contingent obligations under certain real estate leases, including real estate leases that were entered into by certain predecessor companies of a subsidiary prior to the Company's acquisition of the subsidiary. While over the course of many years, the title to certain properties and interest in the subject leases have been transferred to third parties and the subject leases have been amended several times by such third parties, the lessors have not formally released the subsidiary predecessor companies from their original obligations under the leases and therefore remain contingently liable in the event of default. The remaining terms of the lease obligations and the Company's corresponding indemnifications range up to 25 years. The lease payments under certain leases are subject to market value adjustments and contingent rental payments and therefore, the total contingent obligations under the leases cannot be precisely determined but are likely to total several hundred million dollars. A claim against the Company would be made only upon the current lessee's default and, in certain cases, after a series of claims and corresponding defaults by third parties that precede the Company in the order of liability. The Company also has certain indemnification rights from other parties to recover losses in the event of default on the lease obligations. The Company believes that the likelihood of its performance under these contingent obligations is remote and no liability has been recorded for any potential payments under the contingent lease obligations.

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

401(k) Plan Lawsuit

    In 2020, two putative class action lawsuits were filed in the U.S. District Court for New Jersey against the Company and other defendants with respect to the Company’s 401(k) plan. The complaint alleges, among other things, that the fiduciaries of the 401(k) plan breached their duties by failing to disclose the expenses and risks of plan investment options, allowing unreasonable administration expenses to be charged to plan participants, and selecting and retaining high cost and poor performing investments. In October 2020, the court consolidated the two lawsuits under the caption In re: Quest Diagnostics ERISA Litigation and plaintiffs filed a consolidated amended complaint. In May 2021, the court denied the Company's motion to dismiss the complaint. Discovery is proceeding.

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

ReproSource Fertility Diagnostics, Inc.

    ReproSource Fertility Diagnostics, Inc. (“ReproSource”), a subsidiary of the Company, is subject to two putative class action lawsuits in the U.S. District Court for Massachusetts: Bickham v. ReproSource Fertility Diagnostics, Inc. and Gordon v. ReproSource Fertility Diagnostics, Inc. The class actions are related to a data security incident that occurred in August 2021 in which an unauthorized party may have accessed or acquired protected health information and personally identifiable information of ReproSource patients. The complaints generally allege that ReproSource, among other claims, failed to adequately safeguard customers’ private information. ReproSource has moved to dismiss both complaints. A third putative class action pertaining to the same data security incident, Trouville v. ReproSource Fertility Diagnostics, Inc., was filed in California state court. The Company removed the case to federal court and moved to dismiss and/or transfer it to U.S. District Court for Massachusetts.

Cole, et. al v. Quest Diagnostics Incorporated
    The Company is subject to a putative class action entitled Cole, et al. v Quest Diagnostics Incorporated, which was filed in the U. S. District Court for the Eastern District of California, for allegedly conspiring with Facebook to track customers’ internet communications on Company web platforms without authorization, in violation of the California Invasion of Privacy Act and the California Confidentiality of Medical Information Act. The complaint alleged that the Company’s actions were an invasion of privacy and contributed to a loss of value in plaintiffs’ personally identifiable information. The Company moved to dismiss the case or, in the alternative, transfer venue to the U.S. District Court for New Jersey. Subsequently, plaintiffs filed an amended complaint.

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

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of December 31, 2022, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $2 million and $4 million as of December 31, 2022 and December 31, 2021, respectively.

    Reserves for General and Professional Liability Claims

    As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $169 million and $159 million as of December 31, 2022 and December 31, 2021, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures.

20.    BUSINESS SEGMENT INFORMATION

    The Company's DIS business is the only reportable segment based on the manner in which the Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), assesses performance and allocates resources across the organization. The DIS business provides diagnostic information services to a broad range of customers, including patients, clinicians, hospitals, IDNs, health plans, employers, consumers, and ACOs. The Company is the world's leading provider of diagnostic information services, which includes providing information and insights based on an industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The DIS business accounted for greater than 95% of net revenues in 2022, 2021 and 2020.

    All other operating segments include the Company's DS businesses, which consist of its risk assessment services and healthcare information technology businesses. The Company's DS businesses are the leading provider of risk assessment services for the life insurance industry and offer healthcare organizations and clinicians robust information technology solutions.

    As of December 31, 2022, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The following table is a summary of segment information for the years ended December 31, 2022, 2021 and 2020. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2.

	2022	2021	2020
Net revenues:
DIS business	$9,609	$10,494	$9,139
All other operating segments	274	294	298
Total net revenues	$9,883	$10,788	$9,437

Operating earnings (loss):
DIS business	$1,704	$2,646	$2,201
All other operating segments	20	29	39
General corporate activities	(296)	(294)	(269)
Total operating income	1,428	2,381	1,971
Non-operating (expense) income, net	(193)	218	(87)
Income before income taxes and equity in earnings of equity method investees	1,235	2,599	1,884
Income tax expense	(264)	(597)	(460)
Equity in earnings of equity method investees, net of taxes	44	78	75
Net income	1,015	2,080	1,499
Less: Net income attributable to noncontrolling interests	69	85	68
Net income attributable to Quest Diagnostics	$946	$1,995	$1,431

    Depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020

DIS business	$305	$294	$249
All other operating segments	12	10	8
General corporate	120	104	104
Total depreciation and amortization	$437	$408	$361

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Capital expenditures for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020

DIS business	$384	$379	$394
All other operating segments	19	14	15
General corporate	1	10	9
Total capital expenditures	$404	$403	$418

    The approximate percentage of net revenues by major service for the years ended December 31, 2022, 2021 and 2020 was as follows:

	2022	2021	2020

Routine clinical testing and other services	44%	40%	41%
COVID-19 testing services	15	26	29
Gene-based and esoteric (including advanced diagnostics) testing services	32	26	22
Anatomic pathology testing services	6	5	5
All other	3	3	3
Net revenues	100%	100%	100%

21.    SUBSEQUENT EVENTS

     During February 2023, the Company announced that it had entered into a definitive agreement to acquire select assets of the laboratory services business of New York-Presbyterian, which serves providers and patients in New York, as well as the Tri-State Area and beyond. The transaction, which is expected to close during the three months ended June 30, 2023, remains subject to customary closing conditions.