Form 10-Q
period 2023-03-31
QUEST DIAGNOSTICS INC
filed 2023-04-28
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 14, 2023, there were outstanding 112,009,197 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Net revenues	$2,331	$2,611

Operating costs and expenses and other operating income:
Cost of services	1,560	1,646
Selling, general and administrative	439	425
Amortization of intangible assets	26	27
Other operating expense, net	1	—
Total operating costs and expenses, net	2,026	2,098

Operating income	305	513

Other income (expense):
Interest expense, net	(35)	(37)
Other income (expense), net	7	(24)
Total non-operating expense, net	(28)	(61)

Income before income taxes and equity in earnings of equity method investees	277	452
Income tax expense	(65)	(110)
Equity in earnings of equity method investees, net of taxes	5	31
Net income	217	373
Less: Net income attributable to noncontrolling interests	15	18
Net income attributable to Quest Diagnostics	$202	$355

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.80	$2.97

Diluted	$1.78	$2.92

Weighted average common shares outstanding:
Basic	112	119

Diluted	113	121

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$217	$373

Other comprehensive income (loss):
Foreign currency translation adjustment	3	(2)
Other comprehensive income (loss)	3	(2)

Comprehensive income	220	371
Less: Comprehensive income attributable to noncontrolling interests	15	18
Comprehensive income attributable to Quest Diagnostics	$205	$353

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2023 AND DECEMBER 31, 2022
(unaudited)
(in millions, except per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$175	$315
Accounts receivable, net of allowance for credit losses of $30 as of both March 31, 2023 and December 31, 2022	1,254	1,195
Inventories	190	192
Prepaid expenses and other current assets	195	196
Total current assets	1,814	1,898
Property, plant and equipment, net	1,795	1,766
Operating lease right-of-use assets	589	585
Goodwill	7,241	7,220
Intangible assets, net	1,077	1,092
Investments in equity method investees	128	132
Other assets	150	144
Total assets	$12,794	$12,837

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,198	$1,396
Current portion of long-term debt	2	2
Current portion of long-term operating lease liabilities	155	153
Total current liabilities	1,355	1,551
Long-term debt	3,975	3,978
Long-term operating lease liabilities	490	489
Other liabilities	809	812
Commitments and contingencies
Redeemable noncontrolling interest	77	77
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both March 31, 2023 and December 31, 2022; 162 shares issued as of both March 31, 2023 and December 31, 2022	2	2
Additional paid-in capital	2,266	2,295
Retained earnings	8,412	8,290
Accumulated other comprehensive loss	(18)	(21)
Treasury stock, at cost; 50 and 51 shares as of March 31, 2023 and December 31, 2022, respectively	(4,612)	(4,673)
Total Quest Diagnostics stockholders’ equity	6,050	5,893
Noncontrolling interests	38	37
Total stockholders’ equity	6,088	5,930
Total liabilities and stockholders’ equity	$12,794	$12,837

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$217	$373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107	106
Credit for credit losses	(1)	—
Deferred income tax benefit	(4)	(43)
Stock-based compensation expense	24	18
Other, net	3	4
Changes in operating assets and liabilities:
Accounts receivable	(58)	72
Accounts payable and accrued expenses	(211)	(165)
Income taxes payable	11	95
Other assets and liabilities, net	6	20
Net cash provided by operating activities	94	480

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(31)	(105)
Capital expenditures	(127)	(63)
Increase in investments and other assets	—	(1)
Net cash used in investing activities	(158)	(169)

Cash flows from financing activities:
Proceeds from borrowings	140	—
Repayments of debt	(140)	(1)
Purchases of treasury stock	—	(373)
Exercise of stock options	25	10
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(28)	(27)
Dividends paid	(74)	(74)
Distributions to noncontrolling interest partners	(14)	(20)
Other financing activities, net	15	14
Net cash used in financing activities	(76)	(471)

Net change in cash and cash equivalents and restricted cash	(140)	(160)
Cash and cash equivalents and restricted cash, beginning of period	315	872
Cash and cash equivalents and restricted cash, end of period	$175	$712

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(unaudited)
(in millions)

For the Three Months Ended March 31, 2023		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2022	111	$2	$2,295	$8,290	$(21)	$(4,673)	$37	$5,930	$77
Net income				202			14	216	1
Other comprehensive income, net of taxes					3			3
Dividends declared				(80)				(80)
Distributions to noncontrolling interest partners							(13)	(13)	(1)
Issuance of common stock under benefit plans	1		(42)			48		6
Stock-based compensation expense			24					24
Exercise of stock options			(1)			31		30
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)			(18)		(28)
Balance, March 31, 2023	112	$2	$2,266	$8,412	$(18)	$(4,612)	$38	$6,088	$77

For the Three Months Ended March 31, 2022		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2021	119	$2	$2,260	$7,649	$(14)	$(3,453)	$39	$6,483	$79
Net income				355			16	371	2
Other comprehensive loss, net of taxes					(2)			(2)
Dividends declared				(78)				(78)
Distributions to noncontrolling interest partners							(17)	(17)	(3)
Issuance of common stock under benefit plans	1		(41)			48		7
Stock-based compensation expense			18					18
Exercise of stock options			(1)			11		10
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)			(17)		(27)
Purchases of treasury stock	(3)					(350)		(350)
Balance, March 31, 2022	117	$2	$2,226	$7,926	$(16)	$(3,761)	$38	$6,415	$78

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The interim unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, comprehensive income, financial condition, cash flows and stockholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K. The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2022 but does not include all the disclosures required by accounting principles generally accepted in the United States (“GAAP”).

    The accounting policies of the Company are the same as those set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2022 Annual Report on Form 10-K.

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

    New Accounting Standards to be Adopted

    In March 2020, the Financial Accounting Standards Board issued a new accounting standard which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform due to the risk of cessation of the London Interbank Offered Rate ("LIBOR"). The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The pronouncement was effective immediately and, due to an accounting update which the Financial Accounting Standards Board issued in December 2022, can be applied to contract modifications through December 31, 2024. To the extent that, prior to December 31, 2024, the Company enters into any contract modifications for which the optional expedients are applied, the adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

3.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended March 31,
	2023	2022
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$202	$355
Less: Earnings allocated to participating securities	1	1
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$201	$354

Weighted average common shares outstanding – basic	112	119
Effect of dilutive securities:
Stock options and performance share units	1	2
Weighted average common shares outstanding – diluted	113	121

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.80	$2.97
Diluted	$1.78	$2.92

    During both the three months ended March 31, 2023 and 2022, less than 1 million stock options and performance share units were not included in the calculation of diluted earnings per share due to their antidilutive effect.

4.    RESTRUCTURING ACTIVITIES

    Invigorate Program

    The Company is committed to a program called Invigorate which is designed to reduce its cost structure and improve performance. Invigorate consists of several flagship programs, with structured plans in each, to drive savings and improve performance across the customer value chain. These flagship programs include: organization excellence; information technology excellence; procurement excellence; field and customer service excellence; lab excellence; and revenue services excellence. In addition to these programs, the Company identified key themes to change how it operates including reducing denials and patient price concessions; further digitizing the business; standardization; automation and artificial intelligence; optimization and selecting and retaining talent. The Invigorate program is intended to offset reimbursement pressures and labor and benefit cost increases; free up additional resources to invest in innovation and other growth initiatives; and enable the Company to improve service quality and operating profitability.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Restructuring Charges

    The Company's pre-tax restructuring charges for the three months ended March 31, 2023 and 2022 were $15 million and $2 million, respectively, entirely related to employee separation costs associated with various workforce reduction initiatives as the Company continued to restructure its organization. Of the total restructuring charges incurred during the three months ended March 31, 2023, $9 million, and $6 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the three months ended March 31, 2022, $1 million and $1 million were recorded in cost of services and selling, general and administrative expenses, respectively.

    Charges for all periods presented were primarily recorded in the Company's DIS business.

    The restructuring liability as of March 31, 2023 and December 31, 2022, which is included in accounts payable and accrued expenses, was $38 million and $44 million, respectively.

5.     BUSINESS ACQUISITIONS

    During February 2023, the Company announced that it had entered into a definitive agreement to acquire select assets of the laboratory services business of New York-Presbyterian, which serves providers and patients in New York, as well as the Tri-State Area and beyond. The transaction closed during April 2023. See Note 15 for further discussion.

    For details regarding the Company's 2022 acquisitions, see Note 6 to the audited consolidated financial statements in the Company's 2022 Annual Report on Form 10-K.

6.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2023	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$70	$70	$—	$—
Cash surrender value of life insurance policies	49	—	49	—
Available-for-sale debt securities	2	—	—	2
Total	$121	$70	$49	$2

Liabilities:
Deferred compensation liabilities	$126	$—	$126	$—
Contingent consideration	5	—	—	5
Total	$131	$—	$126	$5

Redeemable noncontrolling interest	$77	$—	$—	$77

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

		Basis of Fair Value Measurements
December 31, 2022	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$68	$68	$—	$—
Cash surrender value of life insurance policies	46	—	46	—
Available-for-sale debt securities	2	—	—	2
Total	$116	$68	$46	$2

Liabilities:
Deferred compensation liabilities	$120	$—	$120	$—
Contingent consideration	23	—	—	23
Total	$143	$—	$120	$23

Redeemable noncontrolling interest	$77	$—	$—	$77

    A detailed description regarding the Company's fair value measurements is contained in Note 8 to the audited consolidated financial statements in the Company's 2022 Annual Report on Form 10-K.

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

    In connection with previous acquisitions, the Company had contingent consideration obligations based on the achievement of certain testing volume and revenue benchmarks during 2022. See Note 8 to the audited consolidated financial statements in the Company's 2022 Annual Report on Form 10-K.

    The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

Contingent Consideration

Balance, December 31, 2022	$23
Settlements	(18)
Balance, March 31, 2023	$5

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of March 31, 2023, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of March 31, 2023 and December 31, 2022, the fair value of the Company’s debt was estimated at $3.8 billion and $3.7 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

7.    DEBT

    The Company is party to a $750 million senior unsecured revolving credit facility (the “Credit Facility” or "Senior Unsecured Revolving Credit Facility") which matures in November 2026. Under the Credit Facility, the Company can issue letters of credit totaling $150 million (see Note 11). Issued letters of credit reduce the available borrowing capacity under the Credit Facility. Interest on the Credit Facility is based on certain published rates plus an applicable margin based on changes in the Company's public debt ratings. The Credit Facility was amended during March 2023. Subsequent to such amendment, at the option of the Company, it may elect to lock into Term Secured Overnight Financing Rate (“Term SOFR”)-based interest rate contracts for periods up to six months. For interest on any U.S. Dollar-denominated outstanding amounts not covered under Term SOFR-based interest rate contracts, the Company can opt for an alternate base rate, which is calculated by reference to the prime rate, the federal funds rate or an adjusted Term SOFR rate. The Company also has the option to borrow in other currencies. As of March 31, 2023, the Company's borrowing rate for Term SOFR-based loans under the Credit Facility was adjusted Term SOFR plus 1.00%. The Credit Facility contains various covenants, including the maintenance of a financial leverage ratio, which could impact the Company's ability to, among other things, incur additional indebtedness. As of both March 31, 2023 and December 31, 2022, there were no outstanding borrowings under the Senior Unsecured Revolving Credit Facility.

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

    As of March 31, 2023 and December 31, 2022, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	March 31, 2023	December 31, 2022
Long-term debt	$23	$26

(a) As of both March 31, 2023 and December 31, 2022, the entire balance is associated with remaining unamortized hedging adjustments on discontinued relationships.

    A detailed description regarding the Company's use of derivative financial instruments is contained in Note 16 to the audited consolidated financial statements in the Company's 2022 Annual Report on Form 10-K.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    For the three months ended March 31, 2023 and 2022, the tax effects related to the deferred gains (losses) on cash flow hedges and net changes in available-for-sale debt securities were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

    Dividend Program

    During the first quarter of 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.71 per common share. During each of the four quarters of 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.66 per common share.

    Share Repurchase Program

    In February 2023, the Company's Board of Directors increased the size of its share repurchase program by $1 billion. As of March 31, 2023, $1.3 billion remained available under the Company’s share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the three months ended March 31, 2023, the Company repurchased no shares of its common stock.

    For the three months ended March 31, 2022, the Company repurchased 2.6 million shares of its common stock for $350 million.

    Shares Reissued from Treasury Stock

    For the three months ended March 31, 2023 and 2022, the Company reissued 0.7 million shares and 0.5 million shares, respectively, from treasury stock under its Employee Stock Purchase Plan and its stock-based compensation program. For details regarding the Company's stock ownership and compensation plans, see Note 18 to the audited consolidated financial statements in the Company's 2022 Annual Report on Form 10-K.

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. As of March 31, 2023 and December 31, 2022, the redeemable noncontrolling interest was presented at its fair value. For further details regarding the fair value of the redeemable noncontrolling interest, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

10.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Depreciation expense	$81	$79
Amortization expense	26	27
Depreciation and amortization expense	$107	$106

Interest expense	$(37)	$(37)
Interest income	2	—
Interest expense, net	$(35)	$(37)

Interest paid	$32	$32
Income taxes paid	$33	$23

Accounts payable associated with capital expenditures	$22	$22
Dividends payable	$80	$78

Businesses acquired:
Fair value of assets acquired	$31	$142
Fair value of liabilities assumed	—	15
Fair value of net assets acquired	31	127
Merger consideration payable	—	(18)
Cash paid for business acquisitions	31	109
Less: Cash acquired	—	4
Business acquisitions, net of cash acquired	$31	$105

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$44	$63

11.     COMMITMENTS AND CONTINGENCIES

    Letters of Credit

    The Company can issue letters of credit totaling $100 million under its $525 million secured receivables credit facility and $150 million under its $750 million senior unsecured revolving credit facility. For further discussion regarding the Company's secured receivables credit facility and senior unsecured revolving credit facility, see Note 14 to the audited consolidated financial statements in the Company's 2022 Annual Report on Form 10-K and Note 7 above.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    In support of its risk management program, $70 million in letters of credit under the secured receivables credit facility were outstanding as of March 31, 2023, providing collateral for current and future automobile liability and workers’ compensation loss payments.

    Contingent Lease Obligations

    The Company remains subject to contingent obligations under certain real estate leases for which no liability has been recorded. For further details, see Note 19 to the audited consolidated financial statements in the Company’s 2022 Annual Report on Form 10-K.

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

    Numerous putative class action lawsuits were filed against the Company related to the AMCA Data Security Incident. The U.S. Judicial Panel on Multidistrict Litigation transferred the cases that were then still pending to, and consolidated them for pre-trial proceedings in, the U.S. District Court for New Jersey. In November 2019, the plaintiffs in the multidistrict proceeding filed a consolidated putative class action complaint against the Company and Optum360 that named additional individuals as plaintiffs and that asserted a variety of common law and statutory claims in connection with the AMCA Data Security Incident. In January 2020, the Company moved to dismiss the consolidated complaint; the motion to dismiss was granted in part and denied in part. Plaintiffs filed an amended complaint, which the Company also moved to dismiss. The motion is pending. Plaintiffs also filed a motion to further amend the complaint. The Company opposed the motion. Discovery is proceeding.

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

ReproSource Fertility Diagnostics, Inc.

    ReproSource Fertility Diagnostics, Inc. (“ReproSource”), a subsidiary of the Company, is subject to two putative class action lawsuits in the U.S. District Court for Massachusetts: Bickham v. ReproSource Fertility Diagnostics, Inc. and Gordon v. ReproSource Fertility Diagnostics, Inc. The class actions are related to a data security incident that occurred in August 2021 in which an unauthorized party may have accessed or acquired protected health information and personally identifiable information of ReproSource patients. The complaints generally allege that ReproSource, among other claims, failed to adequately safeguard customers’ private information. The Company moved to dismiss both complaints. A third putative class action pertaining to the same data security incident, Trouville v. ReproSource Fertility Diagnostics, Inc., was filed in California state court. The Company removed the case to federal court and moved to dismiss and/or transfer it to U.S. District Court for Massachusetts.

Cole, et. al v. Quest Diagnostics Incorporated
    The Company is subject to a putative class action entitled Cole, et al. v Quest Diagnostics Incorporated, which was filed in the U. S. District Court for the Eastern District of California, for allegedly conspiring with Facebook to track customers’ internet communications on Company web platforms without authorization, in violation of the California Invasion of Privacy Act and the California Confidentiality of Medical Information Act. The complaint alleged that the Company’s actions were an invasion of privacy and contributed to a loss of value in plaintiffs’ personally identifiable information. The Company moved to dismiss the case or, in the alternative, transfer venue to the U.S. District Court for New Jersey. Subsequently, plaintiffs filed an amended complaint. The Company filed a motion to dismiss the amended complaint, which is pending.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of March 31, 2023, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $1 million and $2 million as of March 31, 2023 and December 31, 2022, respectively.

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

    Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $168 million and $169 million as of March 31, 2023 and December 31, 2022, respectively.

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

12.    BUSINESS SEGMENT INFORMATION

    The Company's DIS business is the only reportable segment based on the manner in which the Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), assesses performance and allocates resources across the organization. The DIS business provides diagnostic information services to a broad range of customers, including patients, clinicians, hospitals, IDNs, health plans, employers, customers, and ACOs. The Company is the world's leading provider of diagnostic information services, which includes providing information and insights based on the industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. The DIS business accounted for greater than 95% of net revenues in 2023 and 2022.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    As of March 31, 2023, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

    The following table is a summary of segment information for the three months ended March 31, 2023 and 2022. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangible assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2022 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended March 31,
	2023	2022
Net revenues:
DIS business	$2,259	$2,541
All other operating segments	72	70
Total net revenues	$2,331	$2,611

Operating earnings (loss):
DIS business	$374	$562
All other operating segments	8	7
General corporate activities	(77)	(56)
Total operating income	305	513
Non-operating expense, net	(28)	(61)
Income before income taxes and equity in earnings of equity method investees	277	452
Income tax expense	(65)	(110)
Equity in earnings of equity method investees, net of taxes	5	31
Net income	217	373
Less: Net income attributable to noncontrolling interests	15	18
Net income attributable to Quest Diagnostics	$202	$355

    The approximate percentage of net revenues by major service for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022

Routine clinical testing and other services	49%	41%
COVID-19 testing services	5	23
Gene-based and esoteric (including advanced diagnostics) testing services	37	28
Anatomic pathology testing services	6	5
All other	3	3
Net revenues	100%	100%

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

13.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three months ended March 31, 2023 and 2022 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers (Medicare and Medicaid programs), client payers and patients.

    For further details regarding revenue recognition in the Company's DIS business, see Note 3 to the audited consolidated financial statements in the Company's 2022 Annual Report on Form 10-K.

    DS

    The Company’s DS businesses primarily satisfy their performance obligations and recognize revenues when delivery has occurred or services have been rendered.

    Net Revenue and Net Accounts Receivable by Customer Type

    The approximate percentage of net revenue by type of customer was as follows:

	Three Months Ended March 31,
	2023	2022
Healthcare insurers:
Fee-for-service	37%	39%
Capitated	3	2
Total healthcare insurers	40	41
Government payers	12	11
Client payers	33	32
Patients (including coinsurance and deductible responsibilities)	12	13
Total DIS	97	97
DS	3	3
Net revenues	100%	100%

    The approximate percentage of net accounts receivable by type of customer was as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	March 31, 2023	December 31, 2022

Healthcare Insurers	29%	28%
Government Payers	7	6
Client Payers	43	44
Patients (including coinsurance and deductible responsibilities)	17	18
Total DIS	96	96
DS	4	4
Net accounts receivable	100%	100%

14.     TAXES ON INCOME

    For the three months ended March 31, 2023 and 2022, the effective income tax rate was 23.6% and 24.4%, respectively. The effective income tax rates benefited from $5 million of excess tax benefits associated with stock-based compensation arrangements for both the three months ended March 31, 2023 and 2022.

15.    SUBSEQUENT EVENTS

    On April 17, 2023, the Company completed the previously announced acquisition of select assets of the laboratory services business of New York-Presbyterian, which serves providers and patients in New York, as well as the Tri-State Area and beyond, in an all-cash transaction for $275 million. The acquisition will be accounted for as a business combination. The Company is in the process of completing the preliminary purchase price allocation of the assets acquired and liabilities assumed.

    During April 2023, the Company announced that it had entered into a definitive agreement to acquire Haystack Oncology, Inc., an early-stage oncology company focused on minimal residual disease testing to aid in the early, accurate detection of residual or recurring cancer and better inform therapy decisions. Under the terms of the agreement, the Company would pay approximately $300 million in cash at closing, net of cash acquired. Additionally, it would pay up to $150 million of additional consideration, which is contingent upon achieving future performance milestones and which is not expected to be paid during 2023. The transaction is expected to close during the second quarter of 2023 and remains subject to customary closing conditions.

    The Company expects to fund the cash at closing for the acquisitions noted above through a combination of cash on hand and borrowings under the Company's existing credit facilities.

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

First Quarter Highlights

	Three Months Ended March 31,
	2023	2022
	(dollars in millions, except per share data)
Net revenues	$2,331	$2,611
Base business revenues (a)	$2,212	$2,012
COVID-19 testing revenues	$119	$599

DIS revenues	$2,259	$2,541
Revenue per requisition change	(7.7)%	(5.2)%
Requisition volume change	(3.8)%	1.3%
Organic requisition volume change	(3.9)%	—%
DS revenues	$72	$70
Operating income	$305	$513
Net income attributable to Quest Diagnostics	$202	$355
Diluted earnings per share	$1.78	$2.92
Net cash provided by operating activities	$94	$480
Capital expenditures	$127	$63

(a) Excludes COVID-19 testing.

    The impacts that the COVID-19 pandemic had on our DIS revenues, including requisition volume and revenue per requisition are discussed further below under "Results of Operations".

    For further discussion of the year-over-year changes for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, see "Results of Operations" below.

Invigorate Program

    We are engaged in a multi-year program called Invigorate, which is designed to reduce our cost structure and improve our performance. We currently aim annually to achieve savings and productivity improvements of approximately 3% of our costs, which we believe will help offset pressures from the current inflationary environment.

    Invigorate has consisted of several flagship programs, with structured plans in each, to drive savings and improve performance across the customer value chain. These flagship programs include: organization excellence; information technology excellence; procurement excellence; field and customer service excellence; lab excellence; and revenue services excellence. In addition to these programs, we have identified key themes to change how we operate including reducing denials and patient price concessions; further digitizing our business; standardization; automation and artificial intelligence; optimization and selecting and retaining talent. We believe that our efforts to standardize our information technology systems, equipment and data also foster our efforts to strengthen our foundation for growth and support the value creation initiatives of our clinical franchises by enhancing our operational flexibility, empowering and enhancing the customer experience, facilitating the delivery of actionable insights and bolstering our large data platform.

    For the three months ended March 31, 2023, we incurred $19 million of pre-tax charges in connection with our Invigorate program and other restructuring activities, including $15 million of employee separation costs, with the remainder primarily consisting of systems conversion and integration costs. Most of the charges will result in cash expenditures. Additional restructuring charges may be incurred in future periods, including as we identify additional opportunities to achieve further savings and productivity improvements.

Critical Accounting Policies

    There have been no significant changes to our critical accounting policies from those disclosed in our 2022 Annual Report on Form 10-K.

Impact of New Accounting Standards

    The adoption of new accounting standards, if any, is discussed in Note 2 to the interim unaudited consolidated financial statements.

    The impact of recent accounting pronouncements not yet effective on our consolidated financial statements, if any, is also discussed in Note 2 to the interim unaudited consolidated financial statements.

Results of Operations

    The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$2,259	$2,541	$(282)	(11.1)%
DS businesses	72	70	2	2.3
Total net revenues	$2,331	$2,611	$(280)	(10.7)%

Operating costs and expenses and other operating income:
Cost of services	$1,560	$1,646	$(86)	(5.2)%
Selling, general and administrative	439	425	14	3.3
Amortization of intangible assets	26	27	(1)	(1.3)
Other operating expense, net	1	—	1	NM
Total operating costs and expenses, net	$2,026	$2,098	$(72)	(3.4)%

Operating income	$305	$513	$(208)	(40.6)%

Other income (expense):
Interest expense, net	$(35)	$(37)	$2	(7.5)%
Other income (expense), net	7	(24)	31	NM
Total non-operating expense, net	$(28)	$(61)	$33	NM

Income tax expense	$(65)	$(110)	$45	(40.6)%

Effective income tax rate	23.6%	24.4%

Equity in earnings of equity method investees, net of taxes	$5	$31	$(26)	(82.3)%

Net income attributable to Quest Diagnostics	$202	$355	$(153)	(43.0)%

Diluted earnings per common share attributable to Quest Diagnostics' common stockholders	$1.78	$2.92	$(1.14)	(39.0)%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2023	2022
Net revenues:
DIS business	96.9%	97.3%
DS businesses	3.1	2.7
Total net revenues	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	67.0%	63.0%
Selling, general and administrative	18.8	16.3
Amortization of intangible assets	1.1	1.0
Total operating costs and expenses, net	86.9%	80.3%

Operating income	13.1%	19.7%

    Operating Results

    Results for the three months ended March 31, 2023 were affected by certain items that on a net basis decreased diluted earnings per share by $0.26 as follows:

•pre-tax amortization expense of $26 million recorded in amortization of intangible assets or $0.17 per diluted share;
•pre-tax charges of $19 million ($10 million in cost of services and $9 million in selling, general and administrative expenses), or $0.12 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $3 million in equity in earnings of equity method investees, net of tax, or $0.02 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $5 million, or $0.05 per diluted share, recorded in income tax expense.

    For the three months ended March 31, 2023, diluted earnings per share benefited from the impact of share repurchases during 2022 on our weighted average shares outstanding as compared to the prior year period.

    Results for the three months ended March 31, 2022 were affected by certain items that on a net basis decreased diluted earnings per share by $0.30 as follows:

•pre-tax amortization expense of $27 million recorded in amortization of intangible assets or $0.16 per diluted share;
•pre-tax charges of $16 million in other income (expense), net, or $0.10 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments;
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

    Net Revenues

    Net revenues for the three months ended March 31, 2023 decreased by 10.7% compared to the prior year period.

    DIS revenues for the three months ended March 31, 2023 decreased by 11.1% compared to the prior year period.

    For the three months ended March 31, 2023:

•The decrease in revenue compared to the prior year period was driven by a decrease in COVID-19 testing, partially offset by growth in the base business (which excludes COVID-19 testing) and, to a lesser extent, the impact of recent acquisitions. For the three months ended March 31, 2023, recent acquisitions contributed approximately 0.2% to DIS revenues.
•DIS volume decreased by 3.8% compared to the prior year period driven by a decrease in COVID-19 testing, partially offset by growth in the base business and the impact of recent acquisitions, which contributed approximately 0.1% to DIS volume.
•Revenue per requisition decreased by 7.7% compared to the prior year period driven by the decrease in COVID-19 molecular testing.
•Revenues in the base business (including the impact of recent acquisitions) increased by 10.3% compared to the prior year period.
•Testing volume in the base business (including the impact of recent acquisitions) was up 7.9% compared to the prior year period. We believe that our base testing volume was negatively impacted in the first quarter of 2022 by the surge in COVID-19 associated with the spread of the Omicron variant. We estimate that the recovery of our base testing volumes due to the easier compare accounted for approximately 4% of our total base testing volume growth during the first quarter of 2023.
•Revenue per requisition in the base business increased by 2.3% compared to the prior year period principally due to an increase in the number of tests per requisition and changes in test mix and payer mix.

    DS revenues for the three months ended March 31, 2023 increased by 2.3% compared to the prior year period primarily due to higher revenues associated with our risk assessment services offered to the life insurance industry.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    For the three months ended March 31, 2023, cost of services decreased by $86 million compared to the prior year period. The decrease was primarily driven by lower supplies and collection expenses associated with reduced COVID-19 testing volumes, partially offset by higher compensation and benefits costs (primarily related to wage increases).

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    SG&A increased by $14 million for the three months ended March 31, 2023 compared to the prior year period primarily due to higher costs associated with changes in the value of our deferred compensation obligations.

    The changes in the value of our deferred compensation obligations is largely offset by changes in the value of the associated investments, which are recorded in other income (expense), net. For further details regarding our deferred compensation plans, see Note 18 to the audited consolidated financial statements included in our 2022 Annual Report on Form 10-K.

    Amortization Expense

    For the three months ended March 31, 2023, amortization expense was principally consistent with the prior year period.

    Interest Expense, Net

    For the three months ended March 31, 2023, interest expense, net decreased by $2 million compared to the prior year period due to increased interest income resulting from the impact of rising interest rates on our cash and cash equivalents.

    Other Income (Expense), Net

    Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the three months ended March 31, 2023, other income (expense), net included $7 million of gains associated with investments in our deferred compensation plans.

    For the three months ended March 31, 2022, other income (expense), net included $16 million of losses associated with changes in the carrying value of our strategic investments and $8 million of losses associated with investments in our deferred compensation plans.

    Income Tax Expense

    Income tax expense for the three months ended March 31, 2023 and 2022 was $65 million and $110 million, respectively. The decrease in income tax expense for the three months ended March 31, 2023 compared to the prior year period was primarily driven by a decrease in income before income taxes and equity in earnings of equity method investees.

    The effective income tax rates for the three months ended March 31, 2023 and 2022 were 23.6% and 24.4%, respectively. The effective income tax rate benefited from $5 million of excess tax benefits associated with stock-based compensation arrangements for both the three months ended March 31, 2023 and 2022.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    Equity in earnings of equity method investees, net of taxes decreased for the three months ended March 31, 2023 by $26 million compared to the prior year period primarily due to lower demand for COVID-19 testing services at our diagnostic information services joint venture.

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

    As of March 31, 2023 and December 31, 2022, the fair value of our debt was estimated at approximately $3.8 billion and $3.7 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of March 31, 2023 and December 31, 2022, the estimated fair value was less than the carrying value of the debt by $215 million and $318 million, respectively. A hypothetical 10% increase in interest rates (representing 49 basis points as of March 31, 2023 and 51 basis points as of December 31, 2022) would potentially reduce the estimated fair value of our debt by approximately $114 million and $120 million as of March 31, 2023 and December 31, 2022, respectively.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. As of March 31, 2023, interest on our secured receivables credit facility is based on either commercial paper rates for highly rated issuers, or the Term Secured Overnight Financing Rate ("Term SOFR"), plus a spread. As of March 31, 2023, interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates and changes in our public debt ratings. As of March 31, 2023, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or adjusted Term SOFR, plus a spread of 0.725% to 0.80%; and for our senior unsecured revolving credit facility, adjusted Term SOFR, plus 1.00%. As of March 31, 2023, there were no borrowings outstanding under either credit facility.

    A hypothetical 10% change to the variable rate component of our variable rate indebtedness would not materially change our annual interest expense.

    For further details regarding our outstanding debt, see Note 7 to the interim unaudited consolidated financial statements and Note 14 to the audited consolidated financial statements included in our 2022 Annual Report on Form 10-K. For details regarding our financial instruments and hedging activities, see Note 8 to the interim unaudited consolidated financial statements and Note 16 to the audited consolidated financial statements included in our 2022 Annual Report on Form 10-K.

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

    We regularly evaluate equity investments that do not have readily determinable fair values to determine if there are any indicators that the investments are impaired. The carrying value of our equity investments that do not have readily determinable fair values was $4 million as of March 31, 2023. In conjunction with the preparation of our March 31, 2023 financial statements, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

    We do not hedge our equity price risk. The impact of an adverse movement in equity prices on our holdings in privately held companies cannot be easily quantified as our ability to realize returns on investments depends on, among other things, the enterprises’ ability to raise additional capital or derive cash inflows from continuing operations or through liquidity events such as initial public offerings, mergers or private sales.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2023	2022	Change
	(dollars in millions)
Net cash provided by operating activities	$94	$480	$(386)
Net cash used in investing activities	(158)	(169)	11
Net cash used in financing activities	(76)	(471)	395
Net change in cash and cash equivalents and restricted cash	$(140)	$(160)	$20

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments with original maturities, at the time of acquisition, of three months or less. Cash and cash equivalents as of March 31, 2023 totaled $175 million, compared to $315 million as of December 31, 2022.

    As of March 31, 2023, approximately 20% of our $175 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the three months ended March 31, 2023 and 2022 was $94 million and $480 million, respectively. The $386 million decrease in net cash provided by operating activities for the three months ended March 31, 2023, compared to the prior year period, was primarily a result of:

•lower operating income in 2023 as compared to 2022; and
•higher payments associated with an additional payroll cycle in 2023 as compared to 2022.

    Days sales outstanding, a measure of billing and collection efficiency, was 47 days as of March 31, 2023, 47 days as of December 31, 2022 and 49 days as of March 31, 2022.

    Cash Flows from Investing Activities

    Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $158 million and $169 million, respectively. This $11 million decrease in net cash used in investing activities for the three months ended March 31, 2023, compared to the prior year period, was primarily a result of less cash used for business acquisitions, principally offset by increased capital expenditures.

    Cash Flows from Financing Activities

    Net cash used in financing activities for the three months ended March 31, 2023 and 2022 was $76 million and $471 million, respectively. This $395 million decrease in net cash used in financing activities for the three months ended March 31, 2023, compared to the prior year period, was primarily a result of a $373 million decrease in repurchases of our common stock and, to a lesser extent, increased proceeds from stock option exercises.

    During the three months ended March 31, 2023, we borrowed $140 million under our secured receivables credit facility, which was repaid prior to March 31, 2023, and there were no borrowings or repayments under our senior unsecured revolving credit facility.

    During the three months ended March 31, 2022, there were no borrowings or repayments under our secured receivables credit facility or senior unsecured revolving credit facility.

    Dividend Program

    During the first quarter of 2023, our Board of Directors declared a quarterly cash dividend of $0.71 per common share. During each of the four quarters of 2022, our Board of Directors declared a quarterly cash dividend of $0.66 per common share.

    Share Repurchase Program

    In February 2023, our Board of Directors increased the size of our share repurchase program by $1 billion. As of March 31, 2023, $1.3 billion remained available under our share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the three months ended March 31, 2023, we repurchased no shares of our common stock.

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

    In conjunction with the preparation of our March 31, 2023 financial statements, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed.

    Requirements and Capital Resources

    We estimate that we will invest approximately $400 million during 2023 for capital expenditures, to support and grow our existing operations, principally related to investments in laboratory equipment and facilities, including laboratory automations and information technology to support our diagnostic offerings.

    During April 2023, we completed the previously announced acquisition of select assets of the laboratory services business of New York-Presbyterian in an all-cash transaction for $275 million. Additionally, during April 2023, we announced that we had entered into a definitive agreement to acquire Haystack Oncology, Inc. Under the terms of the agreement, we would pay approximately $300 million in cash at closing (net of cash acquired), which is expected to occur during the second quarter of 2023. Additionally, we would pay up to $150 million of additional consideration, which is contingent upon achieving future performance milestones and which is not expected to be paid during 2023. We expect to fund the cash at closing for the acquisitions noted above through a combination of cash on hand and borrowings under our existing credit facilities. See Note 15 to the interim unaudited consolidated financial statements for further details.

    As of March 31, 2023, we had $1.2 billion of borrowing capacity available under our existing credit facilities, including $455 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings under these credit facilities as of March 31, 2023. In support of our risk management program, $70 million in letters of credit under the secured receivables credit facility were outstanding as of March 31, 2023. For further details regarding our credit facilities, see Note 7 to the interim unaudited consolidated financial statements and Note 14 to the audited consolidated financial statements in our 2022 Annual Report on Form 10-K.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of March 31, 2023, we were in compliance with all such applicable financial covenants.

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

    We believe that our cash and cash equivalents and cash from operations, together with our borrowing capacity under our credit facilities, will provide sufficient financial flexibility to fund seasonal and other working capital requirements, capital expenditures, debt service requirements and other obligations, cash dividends on common shares, share repurchases and additional growth opportunities, including acquisitions, for the foreseeable future. However, should it become necessary, we believe that our credit profile should provide us with access to additional financing in order to fund normal business operations, make interest payments, fund growth opportunities and satisfy upcoming debt maturities.

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

    During the first quarter of 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    See Note 11 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2023.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2023 – January 31, 2023
Share Repurchase Program (A)	—	$—	—	$1,310,909
Employee Transactions (B)	886	$145.90	N/A	N/A
February 1, 2023 - February 28, 2023
Share Repurchase Program (A)	—	$—	—	$1,310,909
Employee Transactions (B)	47,978	$147.80	N/A	N/A
March 1, 2023 – March 31, 2023
Share Repurchase Program (A)	—	$—	—	$1,310,909
Employee Transactions (B)	138,048	$145.93	N/A	N/A
Total
Share Repurchase Program (A)	—	$—	—	$1,310,909
Employee Transactions (B)	186,912	$146.41	N/A	N/A

(A)In February 2023, our Board of Directors increased the size of our share repurchase program by $1 billion. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $13 billion of share repurchases of our common stock through March 31, 2023. The share repurchase authorization has no set expiration or termination date.

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

99.1
Amendment No. 1, dated as of March 31, 2023, relating to the Third Amended and Restated Credit Agreement, dated as of November 23, 2021, among Quest Diagnostics Incorporated, as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and other agents party thereto and which includes, as Exhibit A, the Third Amended and Restated Credit Agreement

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20230331.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20230331_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20230331_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20230331_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20230331_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 28, 2023
Quest Diagnostics Incorporated

By	/s/ James E. Davis
James E. Davis
Chairman, Chief Executive Officer
and President

By	/s/ Sam A. Samad
Sam A. Samad
Executive Vice President and
Chief Financial Officer