Form 10-Q
period 2023-06-30
QUEST DIAGNOSTICS INC
filed 2023-07-27
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 14, 2023, there were outstanding 112,234,999 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$2,338	$2,453	$4,669	$5,064

Operating costs and expenses and other operating income:
Cost of services	1,546	1,611	3,106	3,257
Selling, general and administrative	416	422	855	847
Amortization of intangible assets	28	27	54	54
Other operating expense, net	—	5	1	5
Total operating costs and expenses, net	1,990	2,065	4,016	4,163

Operating income	348	388	653	901

Other income (expense):
Interest expense, net	(37)	(36)	(72)	(73)
Other income (expense), net	6	(29)	13	(53)
Total non-operating expense, net	(31)	(65)	(59)	(126)

Income before income taxes and equity in earnings of equity method investees	317	323	594	775
Income tax expense	(75)	(77)	(140)	(187)
Equity in earnings of equity method investees, net of taxes	7	4	12	35
Net income	249	250	466	623
Less: Net income attributable to noncontrolling interests	14	16	29	34
Net income attributable to Quest Diagnostics	$235	$234	$437	$589

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.08	$2.00	$3.88	$4.97

Diluted	$2.05	$1.96	$3.83	$4.88

Weighted average common shares outstanding:
Basic	112	117	112	118

Diluted	114	119	114	120

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$249	$250	$466	$623

Other comprehensive income (loss):
Foreign currency translation adjustment	2	(7)	5	(9)
Other comprehensive income (loss)	2	(7)	5	(9)

Comprehensive income	251	243	471	614
Less: Comprehensive income attributable to noncontrolling interests	14	16	29	34
Comprehensive income attributable to Quest Diagnostics	$237	$227	$442	$580

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2023 AND DECEMBER 31, 2022
(unaudited)
(in millions, except per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$126	$315
Accounts receivable, net of allowance for credit losses of $28 and $30 as of June 30, 2023 and December 31, 2022, respectively	1,235	1,195
Inventories	184	192
Prepaid expenses and other current assets	188	196
Total current assets	1,733	1,898
Property, plant and equipment, net	1,814	1,766
Operating lease right-of-use assets	611	585
Goodwill	7,733	7,220
Intangible assets, net	1,247	1,092
Investments in equity method investees	135	132
Other assets	152	144
Total assets	$13,425	$12,837

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,201	$1,396
Current portion of long-term debt	518	2
Current portion of long-term operating lease liabilities	156	153
Total current liabilities	1,875	1,551
Long-term debt	3,777	3,978
Long-term operating lease liabilities	508	489
Other liabilities	901	812
Commitments and contingencies
Redeemable noncontrolling interest	77	77
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both June 30, 2023 and December 31, 2022; 162 shares issued as of both June 30, 2023 and December 31, 2022	2	2
Additional paid-in capital	2,284	2,295
Retained earnings	8,566	8,290
Accumulated other comprehensive loss	(16)	(21)
Treasury stock, at cost; 50 and 51 shares as of June 30, 2023 and December 31, 2022, respectively	(4,587)	(4,673)
Total Quest Diagnostics stockholders’ equity	6,249	5,893
Noncontrolling interests	38	37
Total stockholders’ equity	6,287	5,930
Total liabilities and stockholders’ equity	$13,425	$12,837

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(unaudited)
(in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$466	$623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219	213
(Credit) provision for credit losses	(1)	1
Deferred income tax benefit	(16)	(20)
Stock-based compensation expense	40	37
Other, net	1	33
Changes in operating assets and liabilities:
Accounts receivable	(38)	150
Accounts payable and accrued expenses	(156)	(201)
Income taxes payable	5	(4)
Other assets and liabilities, net	18	50
Net cash provided by operating activities	538	882

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(609)	(106)
Capital expenditures	(231)	(139)
Increase in investments and other assets	—	(6)
Net cash used in investing activities	(840)	(251)

Cash flows from financing activities:
Proceeds from borrowings	1,147	—
Repayments of debt	(828)	(1)
Purchases of treasury stock	—	(573)
Exercise of stock options	47	68
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(28)	(27)
Dividends paid	(154)	(152)
Distributions to noncontrolling interest partners	(28)	(36)
Other financing activities, net	(43)	8
Net cash provided by (used in) financing activities	113	(713)

Net change in cash and cash equivalents and restricted cash	(189)	(82)
Cash and cash equivalents and restricted cash, beginning of period	315	872
Cash and cash equivalents and restricted cash, end of period	$126	$790

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(unaudited)
(in millions)

For the Three Months Ended June 30, 2023		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, March 31, 2023	112	$2	$2,266	$8,412	$(18)	$(4,612)	$38	$6,088	$77
Net income				235			12	247	2
Other comprehensive income, net of taxes					2			2
Dividends declared				(81)				(81)
Distributions to noncontrolling interest partners							(12)	(12)	(2)
Issuance of common stock under benefit plans			1			8		9
Stock-based compensation expense			16					16
Exercise of stock options			1			17		18
Balance, June 30, 2023	112	$2	$2,284	$8,566	$(16)	$(4,587)	$38	$6,287	$77

For the Six Months Ended June 30, 2023		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2022	111	$2	$2,295	$8,290	$(21)	$(4,673)	$37	$5,930	$77
Net income				437			26	463	3
Other comprehensive income, net of taxes					5			5
Dividends declared				(161)				(161)
Distributions to noncontrolling interest partners							(25)	(25)	(3)
Issuance of common stock under benefit plans	1		(41)			56		15
Stock-based compensation expense			40					40
Exercise of stock options						48		48
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)			(18)		(28)
Balance, June 30, 2023	112	$2	$2,284	$8,566	$(16)	$(4,587)	$38	$6,287	$77

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
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

    New Accounting Standards to be Adopted

    In March 2020, the Financial Accounting Standards Board ("FASB") issued a new accounting standard which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform due to the cessation of the London Interbank Offered Rate ("LIBOR"). The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate which was discontinued because of reference rate reform. The pronouncement was effective immediately and, due to an accounting update which the FASB issued in December 2022, can be applied to contract modifications through December 31, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

3.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$235	$234	$437	$589
Less: Earnings allocated to participating securities	1	1	2	2
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$234	$233	$435	$587

Weighted average common shares outstanding – basic	112	117	112	118
Effect of dilutive securities:
Stock options and performance share units	2	2	2	2
Weighted average common shares outstanding – diluted	114	119	114	120

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.08	$2.00	$3.88	$4.97
Diluted	$2.05	$1.96	$3.83	$4.88

    The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options and performance share units	—	1	—	—

4.    RESTRUCTURING ACTIVITIES AND IMPAIRMENT CHARGES

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

    Restructuring and Impairment Charges

    The following table provides a summary of the Company's pre-tax restructuring and impairment charges for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee separation costs	$1	$6	$16	$8
Asset impairment charges	5	—	5	—
Total restructuring and impairment charges	$6	$6	$21	$8

    The restructuring and impairment charges incurred for the three and six months ended June 30, 2023 were partially associated with various workforce reduction initiatives as the Company continued to restructure its organization. Additionally, during the three months ended June 30, 2023, the Company recorded an impairment charge for a corporate facility that is currently held for sale. All of the restructuring and impairment charges incurred during the three months ended June 30, 2023 were recorded in selling, general and administrative expenses. Of the total restructuring and impairment charges incurred during the six months ended June 30, 2023, $9 million and $12 million were recorded in cost of services and selling, general and administrative expenses, respectively.

    The restructuring and impairment charges incurred for the three and six months ended June 30, 2022 were entirely associated with various workforce reduction initiatives as the Company continued to restructure its organization. Of the total restructuring and impairment charges incurred during the three months ended June 30, 2022, $1 million, and $5 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring and impairment charges incurred during the six months ended June 30, 2022, $2 million and $6 million were recorded in cost of services and selling, general and administrative expenses, respectively.

    Charges for all periods presented were primarily recorded in the Company's DIS business.

    The restructuring liability as of June 30, 2023 and December 31, 2022, which is included in accounts payable and accrued expenses, was $20 million and $44 million, respectively.

5.     BUSINESS ACQUISITIONS

    During the six months ended June 30, 2023, the Company completed acquisitions for an aggregate purchase price of $697 million, net of cash acquired, including the acquisitions discussed below. The acquisitions preliminarily resulted in goodwill of $511 million, of which $242 million is deductible for tax purposes. The acquisitions also preliminarily resulted in $145 million of technology-related intangible assets and $63 million of customer-related intangible assets.

    Acquisition of select assets of the laboratory services business of New York-Presbyterian

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    On April 17, 2023, the Company completed the acquisition of select assets of the laboratory services business of New York-Presbyterian, which serves providers and patients in New York, as well as the Tri-State Area and beyond, in an all-cash transaction for $275 million. Based on the preliminary purchase price allocation, which may be revised as additional information becomes available during the measurement period, the assets acquired primarily consist of $222 million of tax-deductible goodwill and $53 million of customer-related intangible assets. The intangible assets are being amortized over a useful life of 15 years.

    Acquisition of Haystack Oncology, Inc.

    On June 20, 2023, the Company acquired Haystack Oncology, Inc. ("Haystack"), an early-stage oncology company focused on minimal residual disease testing to aid in the detection of residual or recurring cancer and better inform therapy decisions. The acquisition was an all-cash transaction for $392 million, net of $1 million of cash acquired, which consisted of cash consideration of $304 million and contingent consideration initially estimated at $88 million. Under the contingent consideration obligation, which is not expected to be paid in 2023, the seller can receive up to $100 million of additional consideration dependent upon the achievement of certain revenue benchmarks through 2028 and up to an additional $50 million of consideration dependent upon the Company receiving reimbursement coverage from the Centers for Medicare and Medicaid Services ("CMS"). Based on the preliminary purchase price allocation, which may be revised as additional information becomes available during the measurement period, the assets acquired and liabilities assumed consist of $269 million of goodwill (none of which is tax-deductible), $145 million of technology-related intangible assets, $25 million of deferred income tax liabilities, $8 million of operating lease right-of-use assets and related operating lease liabilities, and $3 million of property, plant and equipment. The intangible assets are being amortized over a useful life of 15 years. For further details regarding the fair value of the contingent consideration, see Note 6.

    The acquisitions were accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed were recorded based on their estimated fair values as of the closing dates. Supplemental pro forma combined financial information has not been presented as the impact of the acquisitions is not material to the Company's consolidated financial statements. The goodwill recorded primarily includes the expected synergies resulting from combining the operations of the acquired entity with those of the Company and the value associated with an assembled workforce and other intangible assets that do not qualify for separate recognition. All of the goodwill acquired in connection with the acquisitions has been allocated to the Company's DIS business. For further details regarding business segment information, see Note 12.

    For details regarding the Company's 2022 acquisitions, see Note 6 to the audited consolidated financial statements in the Company's 2022 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

6.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2023	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$72	$72	$—	$—
Cash surrender value of life insurance policies	52	—	52	—
Available-for-sale debt securities	2	—	—	2
Total	$126	$72	$52	$2

Liabilities:
Deferred compensation liabilities	$130	$—	$130	$—
Contingent consideration	93	—	—	93
Total	$223	$—	$130	$93

Redeemable noncontrolling interest	$77	$—	$—	$77

		Basis of Fair Value Measurements
December 31, 2022	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$68	$68	$—	$—
Cash surrender value of life insurance policies	46	—	46	—
Available-for-sale debt securities	2	—	—	2
Total	$116	$68	$46	$2

Liabilities:
Deferred compensation liabilities	$120	$—	$120	$—
Contingent consideration	23	—	—	23
Total	$143	$—	$120	$23

Redeemable noncontrolling interest	$77	$—	$—	$77

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

    In connection with the acquisition of Haystack during the three months ended June 30, 2023 (see Note 5 for further discussion), there is a contingent consideration obligation under which the seller can receive up to $100 million of additional consideration dependent upon the achievement of certain revenue benchmarks through 2028 and up to an additional $50 million of consideration dependent upon the Company receiving reimbursement coverage from the CMS. The portion of the contingent consideration obligation which is dependent upon the achievement of certain revenue benchmarks was measured at fair value using a Monte Carlo method and is classified within Level 3 of the fair value hierarchy as the fair value is determined based on significant inputs that are not observable. Significant inputs include management’s estimate of revenue and other market inputs, including comparable company revenue volatility (40%) and a discount rate (10.5%). The portion of the contingent consideration obligation which is dependent upon the Company receiving reimbursement coverage from the CMS is also classified within Level 3 of the fair value hierarchy as the fair value is principally determined based on management's estimate, which is a significant input that is not observable. Additionally, the fair value of the entire contingent consideration obligation was also impacted by a market discount rate (5%) which adjusted the estimated payments to present value. Such discount rate decreased the aggregate fair value of the contingent consideration obligation by $21 million to $88 million.

    The fair value of the contingent consideration obligation is not overly sensitive to movements in the comparable company revenue volatility or the discount rate used for the portion of the obligation that is dependent upon the achievement of certain revenue benchmarks. For example, changing the comparable company revenue volatility from 40% to 30% impacts the fair value by $7 million (assuming no other inputs are modified) and changing the discount rate from 10.5% to 7.0% impacts the fair value by $5 million (assuming no other inputs are modified).

    Additionally, in connection with previous acquisitions, the Company had contingent consideration obligations based on the achievement of certain testing volume and revenue benchmarks during 2022. See Note 8 to the audited consolidated financial statements in the Company's 2022 Annual Report on Form 10-K.

    The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2022	$23
Purchases, additions and issuances	88
Settlements	(18)
Balance, June 30, 2023	$93

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Of the aggregate $93 million contingent consideration obligation as of June 30, 2023, $88 million and $5 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet.

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of June 30, 2023, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of June 30, 2023 and December 31, 2022, the fair value of the Company’s debt was estimated at $4.0 billion and $3.7 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

7.    DEBT

    The Company is party to a $750 million senior unsecured revolving credit facility (the “Credit Facility” or "Senior Unsecured Revolving Credit Facility") which matures in November 2026. Under the Credit Facility, the Company can issue letters of credit totaling $150 million (see Note 11). Issued letters of credit reduce the available borrowing capacity under the Credit Facility. Interest on the Credit Facility is based on certain published rates plus an applicable margin based on changes in the Company's public debt ratings. The Credit Facility was amended during March 2023. Subsequent to such amendment, at the option of the Company, it may elect to lock into Term Secured Overnight Financing Rate (“Term SOFR”)-based interest rate contracts for periods up to six months. For interest on any U.S. Dollar-denominated outstanding amounts not covered under Term SOFR-based interest rate contracts, the Company can opt for an alternate base rate, which is calculated by reference to the prime rate, the federal funds rate or an adjusted Term SOFR rate. The Company also has the option to borrow in other currencies. As of June 30, 2023, the Company's borrowing rate for Term SOFR-based loans under the Credit Facility was adjusted Term SOFR plus 1.00%. The Credit Facility contains various covenants, including the maintenance of a financial leverage ratio, which could impact the Company's ability to, among other things, incur additional indebtedness. As of both June 30, 2023 and December 31, 2022, there were no outstanding borrowings under the Senior Unsecured Revolving Credit Facility.

    The Company also has a $525 million secured receivables credit facility (the “Secured Receivables Credit Facility”) under which the Company can borrow against a $425 million loan commitment, half of which matures in October 2023 and half of which matures in October 2024. Additionally, the Company can issue up to $100 million of letters of credit through October 2024. Interest on borrowings under the facility is based on either commercial paper rates for highly-rated issuers or Term SOFR, plus a spread of 0.725% to 0.80%. As of June 30, 2023, there were $320 million of outstanding borrowings under the Secured Receivables Credit Facility, of which $213 million and $107 million were included in current portion of long-term debt and long-term debt, respectively, in the Company's consolidated balance sheet. There were no outstanding borrowings under the facility as of December 31, 2022. For further details regarding the Secured Receivables Credit Facility, see Note 14 to the audited consolidated financial statements in the Company's 2022 Annual Report on Form 10-K.

    The Company has $300 million of 4.25% senior notes due April 2024. The senior notes are included in current portion of long-term debt in the Company's June 30, 2023 consolidated balance sheet. Such notes were included in long-term debt in the Company's December 31, 2022 consolidated balance sheet.

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

    As of June 30, 2023 and December 31, 2022, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	June 30, 2023	December 31, 2022
Long-term debt	$20	$26

(a) As of both June 30, 2023 and December 31, 2022, the entire balance is associated with remaining unamortized hedging adjustments on discontinued relationships.

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

    For the three and six months ended June 30, 2023 and 2022, the tax effects related to the deferred gains (losses) on cash flow hedges and net changes in available-for-sale debt securities were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

    Dividend Program

    During each of the first and second quarters of 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.71 per common share. During each of the four quarters of 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.66 per common share.

    Share Repurchase Program

    In February 2023, the Company's Board of Directors increased the size of its share repurchase program by $1 billion. As of June 30, 2023, $1.3 billion remained available under the Company’s share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the six months ended June 30, 2023, the Company repurchased no shares of its common stock.

    For the six months ended June 30, 2022, the Company repurchased 4.0 million shares of its common stock for $550 million.

    Shares Reissued from Treasury Stock

    For the six months ended June 30, 2023 and 2022, the Company reissued 0.9 million shares and 1.2 million shares, respectively, from treasury stock under its Employee Stock Purchase Plan and its stock-based compensation program. For details regarding the Company's stock ownership and compensation plans, see Note 18 to the audited consolidated financial statements in the Company's 2022 Annual Report on Form 10-K.

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. As of June 30, 2023 and December 31, 2022, the redeemable noncontrolling interest was presented at its fair value. For further details regarding the fair value of the redeemable noncontrolling interest, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

10.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$84	$80	$165	$159
Amortization expense	28	27	54	54
Depreciation and amortization expense	$112	$107	$219	$213

Interest expense	$(39)	$(38)	$(76)	$(75)
Interest income	2	2	4	2
Interest expense, net	$(37)	$(36)	$(72)	$(73)

Interest paid	$48	$46	$80	$78
Income taxes paid	$101	$159	$134	$182

Accounts payable associated with capital expenditures	$29	$23	$29	$23
Dividends payable	$81	$77	$81	$77

Businesses acquired:
Fair value of assets acquired	$703	$1	$734	$143
Fair value of liabilities assumed	36	—	36	15
Fair value of net assets acquired	667	1	698	128
Merger consideration payable	(88)	—	(88)	(18)
Cash paid for business acquisitions	579	1	610	110
Less: Cash acquired	1	—	1	4
Business acquisitions, net of cash acquired	$578	$1	$609	$106

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$57	$21	$101	$84

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    In support of its risk management program, $70 million in letters of credit under the secured receivables credit facility were outstanding as of June 30, 2023, providing collateral for current and future automobile liability and workers’ compensation loss payments.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of June 30, 2023, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $7 million and $2 million as of June 30, 2023 and December 31, 2022, respectively.

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

    Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $161 million and $169 million as of June 30, 2023 and December 31, 2022, respectively.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    As of June 30, 2023, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

    The following table is a summary of segment information for the three and six months ended June 30, 2023 and 2022. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangible assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2022 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues:
DIS business	$2,268	$2,384	$4,527	$4,925
All other operating segments	70	69	142	139
Total net revenues	$2,338	$2,453	$4,669	$5,064

Operating earnings (loss):
DIS business	$410	$442	$784	$1,004
All other operating segments	10	6	18	13
General corporate activities	(72)	(60)	(149)	(116)
Total operating income	348	388	653	901
Non-operating expense, net	(31)	(65)	(59)	(126)
Income before income taxes and equity in earnings of equity method investees	317	323	594	775
Income tax expense	(75)	(77)	(140)	(187)
Equity in earnings of equity method investees, net of taxes	7	4	12	35
Net income	249	250	466	623
Less: Net income attributable to noncontrolling interests	14	16	29	34
Net income attributable to Quest Diagnostics	$235	$234	$437	$589

    The approximate percentage of net revenues by major service for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Routine clinical testing and other services	51%	45%	50%	43%
COVID-19 testing services	2	14	3	19
Gene-based and esoteric (including advanced diagnostics) testing services	38	32	37	30
Anatomic pathology testing services	6	6	7	5
All other	3	3	3	3
Net revenues	100%	100%	100%	100%

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

13.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three and six months ended June 30, 2023 and 2022 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers (Medicare and Medicaid programs), client payers and patients.

    For further details regarding revenue recognition in the Company's DIS business, see Note 3 to the audited consolidated financial statements in the Company's 2022 Annual Report on Form 10-K.

    DS

    The Company’s DS businesses primarily satisfy their performance obligations and recognize revenues when delivery has occurred or services have been rendered.

    Net Revenue and Net Accounts Receivable by Customer Type

    The approximate percentage of net revenue by type of customer was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Healthcare insurers:
Fee-for-service	37%	38%	37%	38%
Capitated	3	3	3	3
Total healthcare insurers	40	41	40	41
Government payers	12	11	12	11
Client payers	33	34	33	33
Patients (including coinsurance and deductible responsibilities)	12	11	12	12
Total DIS	97	97	97	97
DS	3	3	3	3
Net revenues	100%	100%	100%	100%

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The approximate percentage of net accounts receivable by type of customer was as follows:

	June 30, 2023	December 31, 2022

Healthcare Insurers	27%	28%
Government Payers	7	6
Client Payers	42	44
Patients (including coinsurance and deductible responsibilities)	20	18
Total DIS	96	96
DS	4	4
Net accounts receivable	100%	100%

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

Second Quarter Highlights

	Three Months Ended June 30,
	2023	2022
	(dollars in millions, except per share data)
Net revenues	$2,338	$2,453
Base business revenues (a)	$2,297	$2,098
COVID-19 testing revenues	$41	$355

DIS revenues	$2,268	$2,384
Revenue per requisition change	(4.9)%	(2.6)%
Requisition volume change	0.2%	(1.4)%
Organic requisition volume change	(0.3)%	(2.4)%
DS revenues	$70	$69
Operating income	$348	$388
Net income attributable to Quest Diagnostics	$235	$234
Diluted earnings per share	$2.05	$1.96
Net cash provided by operating activities	$444	$402
Capital expenditures	$104	$76

(a) Excludes COVID-19 testing.

    The impacts that the COVID-19 pandemic had on our DIS revenues, including requisition volume and revenue per requisition are discussed further below under "Results of Operations".

    For further discussion of the year-over-year changes for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, see "Results of Operations" below.

Acquisition of select assets of the laboratory services business of New York-Presbyterian

    On April 17, 2023, we completed the acquisition of select assets of the laboratory services business of New York-Presbyterian, which serves providers and patients in New York, as well as the Tri-State Area and beyond, in an all-cash transaction for $275 million. The acquired business is included in our DIS business.

    For further details, see Note 5 to the interim unaudited consolidated financial statements.

Acquisition of Haystack Oncology, Inc.

    On June 20, 2023, we acquired Haystack Oncology, Inc. ("Haystack"), an early-stage oncology company focused on minimal residual disease testing to aid in the detection of residual or recurring cancer and better inform therapy decisions. The acquisition was an all-cash transaction for $392 million, net of $1 million of cash acquired, which consisted of cash consideration of $304 million and contingent consideration initially estimated at $88 million. Under the contingent consideration obligation, the seller can receive up to $100 million of additional consideration dependent upon the achievement of certain revenue benchmarks through 2028 and up to an additional $50 million of consideration dependent upon us receiving reimbursement coverage from the Centers for Medicare and Medicaid Services. The acquired business is included in our DIS business.

    For further details, see Notes 5 and 6 to the interim unaudited consolidated financial statements.

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

    For the six months ended June 30, 2023, we incurred $26 million of pre-tax charges in connection with our Invigorate program and other restructuring activities, including $16 million of employee separation costs, with the remainder primarily consisting of integration costs. Most of the charges will result in cash expenditures. Additional restructuring charges may be incurred in future periods, including as we identify additional opportunities to achieve further savings and productivity improvements.

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

Results of Operations

    The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$2,268	$2,384	$(116)	(4.9)%	$4,527	$4,925	$(398)	(8.1)%
DS businesses	70	69	1	1.6	142	139	3	2.0
Total net revenues	$2,338	$2,453	$(115)	(4.7)%	$4,669	$5,064	$(395)	(7.8)%

Operating costs and expenses and other operating income:
Cost of services	$1,546	$1,611	$(65)	(4.0)%	$3,106	$3,257	$(151)	(4.6)%
Selling, general and administrative	416	422	(6)	(1.3)	855	847	8	1.0
Amortization of intangible assets	28	27	1	1.7	54	54	—	0.2
Other operating expense, net	—	5	(5)	NM	1	5	(4)	NM
Total operating costs and expenses, net	$1,990	$2,065	$(75)	(3.7)%	$4,016	$4,163	$(147)	(3.5)%

Operating income	$348	$388	$(40)	(10.1)%	$653	$901	$(248)	(27.5)%

Other income (expense):
Interest expense, net	$(37)	$(36)	$(1)	3.7%	$(72)	$(73)	$1	(2.0)%
Other income (expense), net	6	(29)	35	NM	13	(53)	66	NM
Total non-operating expense, net	$(31)	$(65)	$34	NM	$(59)	$(126)	$67	NM

Income tax expense	$(75)	$(77)	$2	(3.8)%	$(140)	$(187)	$47	(25.4)%

Effective income tax rate	23.5%	23.9%			23.5%	24.2%

Equity in earnings of equity method investees, net of taxes	$7	$4	$3	42.3%	$12	$35	$(23)	(67.6)%

Net income attributable to Quest Diagnostics	$235	$234	$1	—%	$437	$589	$(152)	(25.8)%

Diluted earnings per common share attributable to Quest Diagnostics' common stockholders	$2.05	$1.96	$0.09	4.6%	$3.83	$4.88	$(1.05)	(21.5)%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues:
DIS business	97.0%	97.2%	97.0%	97.3%
DS businesses	3.0	2.8	3.0	2.7
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	66.1%	65.7%	66.5%	64.3%
Selling, general and administrative	17.8	17.2	18.3	16.7
Amortization of intangible assets	1.2	1.0	1.2	1.1
Other operating expense, net	—	0.3	—	0.1
Total operating costs and expenses, net	85.1%	84.2%	86.0%	82.2%

Operating income	14.9%	15.8%	14.0%	17.8%

    Operating Results

    Results for the three months ended June 30, 2023 were affected by certain items that on a net basis decreased diluted earnings per share by $0.25 as follows:

•pre-tax amortization expense of $28 million recorded in amortization of intangible assets or $0.18 per diluted share;
•pre-tax charges of $7 million recorded in selling, general and administrative expenses, or $0.05 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $6 million recorded in selling, general and administrative expenses, or $0.04 per diluted share, primarily representing the impairment of a corporate facility that is currently held for sale; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $2 million, or $0.02 per diluted share, recorded in income tax expense.

    Results for the six months ended June 30, 2023 were affected by certain items that on a net basis decreased diluted earnings per share by $0.51 as follows:

•pre-tax amortization expense of $54 million recorded in amortization of intangible assets or $0.35 per diluted share;
•pre-tax charges of $26 million ($10 million in cost of services and $16 million in selling, general and administrative expenses), or $0.17 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business;
•pre-tax charges of $6 million recorded in selling, general and administrative expenses, or $0.04 per diluted share, primarily representing the impairment of a corporate facility that is currently held for sale, and
•pre-tax charges of $3 million in equity in earnings of equity method investees, net of tax, or $0.02 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $7 million, or $0.07 per diluted share, recorded in income tax expense.

    For both the three and six months ended June 30, 2023, the year-over-year change in diluted weighted average common shares outstanding was principally driven by share repurchases, which positively benefited the year-over-year comparison of diluted earnings per share.

    Results for the three months ended June 30, 2022 were affected by certain items that on a net basis decreased diluted earnings per share by $0.40 as follows:

•pre-tax amortization expense of $27 million recorded in amortization of intangible assets or $0.17 per diluted share;
•pre-tax charges of $21 million ($12 million in other income (expense), net and $9 million in equity in earnings of equity method investees, net of taxes), or $0.13 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments;
•pre-tax charges of $12 million ($4 million in cost of services and $8 million in selling, general and administrative expenses), or $0.08 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $8 million ($2 million in selling, general and administrative expenses and $6 million in other operating expense, net), or $0.05 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accruals associated with previous acquisitions, and costs associated with donations, contributions and other financial support through Quest for Health Equity (our initiative with the Quest Diagnostics Foundation to reduce health disparities in underserved communities); partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $4 million, or $0.03 per diluted share, recorded in income tax expense.

    Results for the six months ended June 30, 2022 were affected by certain items that on a net basis decreased diluted earnings per share by $0.70 as follows:

•pre-tax amortization expense of $54 million recorded in amortization of intangible assets or $0.33 per diluted share;
•pre-tax charges of $37 million ($28 million in other income (expense), net and $9 million in equity in earnings of equity method investees, net of taxes), or $0.23 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments;
•pre-tax charges of $24 million ($7 million in cost of services and $17 million in selling, general and administrative expenses), or $0.15 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $10 million ($4 million in selling, general and administrative expenses and $6 million in other operating expense, net), or $0.06 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accruals associated with previous acquisitions, and costs associated with donations, contributions and other financial support through Quest for Health Equity; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $9 million, or $0.07 per diluted share, recorded in income tax expense.

    Net Revenues

    Net revenues for the three months ended June 30, 2023 decreased by 4.7% compared to the prior year period.

    DIS revenues for the three months ended June 30, 2023 decreased by 4.9% compared to the prior year period.

    For the three months ended June 30, 2023:

•The decrease in DIS revenues compared to the prior year period was driven by a decrease in COVID-19 testing, partially offset by growth in the base business (which excludes COVID-19 testing) and, to a lesser extent, the impact of recent acquisitions. For the three months ended June 30, 2023, recent acquisitions contributed approximately 0.5% to DIS revenues.
•DIS volume increased by 0.2% compared to the prior year period driven by growth in the base business and the impact of recent acquisitions (which contributed approximately 0.5% to DIS volume), substantially offset by a decrease in COVID-19 testing.
•Revenue per requisition decreased by 4.9% compared to the prior year period driven by the decrease in COVID-19 molecular testing.
•DIS revenues in the base business (including the impact of recent acquisitions) increased by 9.7% compared to the prior year period.
•Testing volume in the base business (including the impact of recent acquisitions) was up 7.4% compared to the prior year period.
•Revenue per requisition in the base business increased by 2.5% compared to the prior year period principally due to an increase in the number of tests per requisition, changes in test mix and benefits recognized associated with certain value-based arrangements.

    DS revenues for the three months ended June 30, 2023 increased by 1.6% compared to the prior year period primarily due to higher revenues associated with our risk assessment services offered to the life insurance industry.

    Net revenues for the six months ended June 30, 2023 decreased by 7.8% compared to the prior year period.

    DIS revenues for the six months ended June 30, 2023 decreased by 8.1% compared to the prior year period.

    For the six months ended June 30, 2023:

•The decrease in DIS revenues compared to the prior year period was driven by a decrease in COVID-19 testing, partially offset by growth in the base business (which excludes COVID-19 testing) and, to a lesser extent, the impact of recent acquisitions. For the six months ended June 30, 2023, recent acquisitions contributed approximately 0.3% to DIS revenues.
•DIS volume decreased by 1.8% compared to the prior year period driven by a decrease in COVID-19 testing, partially offset by growth in the base business and the impact of recent acquisitions, which contributed approximately 0.3% to DIS volume.
•Revenue per requisition decreased by 6.3% compared to the prior year period driven by the decrease in COVID-19 molecular testing.
•DIS revenues in the base business (including the impact of recent acquisitions) increased by 10.0% compared to the prior year period.
•Testing volume in the base business (including the impact of recent acquisitions) was up 7.6% compared to the prior year period. We believe that our base testing volume was negatively impacted in the first half of 2022 by the surge in COVID-19 associated with the spread of the Omicron variant. We estimate that the recovery of our base testing volumes due to the easier compare accounted for approximately 2% of our total base testing volume growth during the first half of 2023.
•Revenue per requisition in the base business increased by 2.4% compared to the prior year period principally due to an increase in the number of tests per requisition, changes in test mix and benefits recognized associated with certain value-based arrangements.

    DS revenues for the six months ended June 30, 2023 increased by 2.0% compared to the prior year period primarily due to higher revenues associated with our risk assessment services offered to the life insurance industry.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    For the three months ended June 30, 2023, cost of services decreased by $65 million compared to the prior year period. The decrease was primarily driven by lower collection and supplies expenses associated with reduced COVID-19 testing volumes.

    For the six months ended June 30, 2023, cost of services decreased by $151 million compared to the prior year period. The decrease was primarily driven by lower collection and supplies expenses associated with reduced COVID-19 testing volumes, partially offset by higher compensation and benefits costs (primarily related to wage increases).

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    SG&A decreased by $6 million for the three months ended June 30, 2023 compared to the prior year period. Higher costs associated with changes in the value of our deferred compensation obligations ($23 million) were more than offset by a decrease in other SG&A costs primarily driven by reductions in headcount and marketing expenses.

    SG&A increased by $8 million for the six months ended June 30, 2023 compared to the prior year period primarily due to higher costs associated with changes in the value of our deferred compensation obligations ($38 million), which were partially offset by a decrease in other SG&A costs primarily driven by reductions in headcount and marketing expenses.

    The changes in the value of our deferred compensation obligations is largely offset by changes in the value of the associated investments, which are recorded in other income (expense), net. For further details regarding our deferred compensation plans, see Note 18 to the audited consolidated financial statements included in our 2022 Annual Report on Form 10-K.

    Amortization Expense

    For both the three and six months ended June 30, 2023, amortization expense was principally consistent with the prior year periods.

    Other Operating Expense, Net

    Other operating expense, net includes miscellaneous income and expense items and other charges related to operating activities.

    For both the three and six months ended June 30, 2022, other operating expense, net primarily represents a loss associated with the increase in the fair value of the contingent consideration accruals associated with previous acquisitions.

    Interest Expense, Net

    For both the three and six months ended June 30, 2023, interest expense, net was principally consistent with the prior year periods.

    Other Income (Expense), Net

    Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the three months ended June 30, 2023, other income (expense), net included $6 million of gains associated with investments in our deferred compensation plans.

    For the six months ended June 30, 2023, other income (expense), net included $13 million of gains associated with investments in our deferred compensation plans.

    For the three months ended June 30, 2022, other income (expense), net included $17 million of losses associated with investments in our deferred compensation plans and $12 million of losses associated with changes in the carrying value of our strategic investments.

    For the six months ended June 30, 2022, other income (expense), net included $28 million of losses associated with changes in the carrying value of our strategic investments and $25 million of losses associated with investments in our deferred compensation plans.

    Income Tax Expense

    Income tax expense for the three months ended June 30, 2023 and 2022 was $75 million and $77 million, respectively.

    The effective income tax rates for the three months ended June 30, 2023 and 2022 were 23.5% and 23.9%, respectively. The effective income tax rates benefited from $2 million and $4 million of excess tax benefits associated with stock-based compensation arrangements for the three months ended June 30, 2023 and 2022, respectively.

    Income tax expense for the six months ended June 30, 2023 and 2022 was $140 million and $187 million, respectively. The decrease in income tax expense for the six months ended June 30, 2023 compared to the prior year period was primarily driven by a decrease in income before income taxes and equity in earnings of equity method investees.

    The effective income tax rates for the six months ended June 30, 2023 and 2022 were 23.5% and 24.2%, respectively. The effective income tax rates benefited from $7 million and $9 million of excess tax benefits associated with stock-based compensation arrangements for the six months ended June 30, 2023 and 2022, respectively.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    Equity in earnings of equity method investees, net of taxes increased by $3 million for the three months ended June 30, 2023 compared to the prior year period.

    Equity in earnings of equity method investees, net of taxes decreased by $23 million for the six months ended June 30, 2023 compared to the prior year period primarily due to lower demand for COVID-19 testing services at our diagnostic information services joint venture.

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

    As of June 30, 2023 and December 31, 2022, the fair value of our debt was estimated at approximately $4.0 billion and $3.7 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of June 30, 2023 and December 31, 2022, the estimated fair value was less than the carrying value of the debt by $280 million and $318 million, respectively. A hypothetical 10% increase in interest rates (representing 52 basis points as of June 30, 2023 and 51 basis points as of December 31, 2022) would potentially reduce the estimated fair value of our debt by approximately $115 million and $120 million as of June 30, 2023 and December 31, 2022, respectively.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. As of June 30, 2023, interest on our secured receivables credit facility is based on either commercial paper rates for highly rated issuers, or the Term Secured Overnight Financing Rate ("Term SOFR"), plus a spread. As of June 30, 2023, interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates and changes in our public debt ratings. As of June 30, 2023, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or adjusted Term SOFR, plus a spread of 0.725% to 0.80%; and for our senior unsecured revolving credit facility, adjusted Term SOFR, plus 1.00%. As of June 30, 2023, there was $320 million borrowed under the secured receivables credit facility and there were no borrowings under the senior unsecured revolving credit facility.

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

    We regularly evaluate equity investments that do not have readily determinable fair values to determine if there are any indicators that the investments are impaired. The carrying value of our equity investments that do not have readily determinable fair values was $5 million as of June 30, 2023. In conjunction with the preparation of our June 30, 2023 financial statements, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2023	2022	Change
	(dollars in millions)
Net cash provided by operating activities	$538	$882	$(344)
Net cash used in investing activities	(840)	(251)	(589)
Net cash provided by (used in) financing activities	113	(713)	826
Net change in cash and cash equivalents and restricted cash	$(189)	$(82)	$(107)

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments with original maturities, at the time of acquisition, of three months or less. Cash and cash equivalents as of June 30, 2023 totaled $126 million, compared to $315 million as of December 31, 2022.

    As of June 30, 2023, approximately 31% of our $126 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the six months ended June 30, 2023 and 2022 was $538 million and $882 million, respectively. The $344 million decrease in net cash provided by operating activities for the six months ended June 30, 2023, compared to the prior year period, was primarily a result of:

•lower operating income in 2023 as compared to 2022; and
•a year-over-year change in the timing and extent of the collection of COVID-19 testing revenues.

    Days sales outstanding, a measure of billing and collection efficiency, was 47 days as of each of June 30, 2023, December 31, 2022 and June 30, 2022.

    Cash Flows from Investing Activities

    Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $840 million and $251 million, respectively. This $589 million increase in net cash used in investing activities for the six months ended June 30, 2023, compared to the prior year period, was primarily a result of increased cash used for business acquisitions (see above for further discussion) and, to a lesser extent, increased capital expenditures.

    Cash Flows from Financing Activities

    Net cash provided by (used in) financing activities for the six months ended June 30, 2023 and 2022 was $113 million and $(713) million, respectively. This $826 million change in net cash provided by (used in) financing activities for the six months ended June 30, 2023, compared to the prior year period, was primarily a result of the six months ended June 30, 2023 including $320 million of net borrowings under our secured receivables credit facility and the six months ended June 30, 2022 including $573 million of share repurchases.

    During the six months ended June 30, 2023, we borrowed $1.0 billion under our secured receivables credit facility, $0.7 billion of which was repaid prior to June 30, 2023. Additionally, during the six months ended June 30, 2023, we borrowed $125 million under our senior unsecured revolving credit facility, which was repaid prior to June 30, 2023.

    During the six months ended June 30, 2022, there were no borrowings or repayments under our secured receivables credit facility or senior unsecured revolving credit facility.

    Dividend Program

    During each of the first and second quarters of 2023, our Board of Directors declared a quarterly cash dividend of $0.71 per common share. During each of the four quarters of 2022, our Board of Directors declared a quarterly cash dividend of $0.66 per common share.

    Share Repurchase Program

    In February 2023, our Board of Directors increased the size of our share repurchase program by $1 billion. As of June 30, 2023, $1.3 billion remained available under our share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the six months ended June 30, 2023, we repurchased no shares of our common stock.

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

    In conjunction with the preparation of our June 30, 2023 financial statements, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed.

    Requirements and Capital Resources

    We estimate that we will invest approximately $400 million during 2023 for capital expenditures, to support and grow our existing operations, principally related to investments in laboratory equipment and facilities, including laboratory automations and information technology to support our diagnostic offerings.

    As of June 30, 2023, we had $885 million of borrowing capacity available under our existing credit facilities, including $135 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were $320 million of borrowings under the secured receivables credit facility as of June 30, 2023 and there were no borrowings under the senior unsecured revolving credit facility as of June 30, 2023. In support of our risk management program, $70 million in letters of credit under the secured receivables credit facility were outstanding as of June 30, 2023. For further details regarding our credit facilities, see Note 7 to the interim unaudited consolidated financial statements and Note 14 to the audited consolidated financial statements in our 2022 Annual Report on Form 10-K.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of June 30, 2023, we were in compliance with all such applicable financial covenants.

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

    During the second quarter of 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    See Note 11 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the second quarter of 2023.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2023 – April 30, 2023
Share Repurchase Program (A)	—	$—	—	$1,310,909
Employee Transactions (B)	—	$—	N/A	N/A
May 1, 2023 - May 31, 2023
Share Repurchase Program (A)	—	$—	—	$1,310,909
Employee Transactions (B)	1,475	$131.33	N/A	N/A
June 1, 2023 – June 30, 2023
Share Repurchase Program (A)	—	$—	—	$1,310,909
Employee Transactions (B)	—	$—	N/A	N/A
Total
Share Repurchase Program (A)	—	$—	—	$1,310,909
Employee Transactions (B)	1,475	$131.33	N/A	N/A

(A)In February 2023, our Board of Directors increased the size of our share repurchase program by $1 billion. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $13 billion of share repurchases of our common stock through June 30, 2023. The share repurchase authorization has no set expiration or termination date.

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

Item 5.    Other Information

    None.

Item 6.Exhibits

    Exhibits:

10.1	Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan as amended March 31, 2023

10.2	Amended and Restated Employee Stock Purchase Plan, as amended, effective May 16, 2023

22	Subsidiary Guarantors of Securities

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20230630.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20230630_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20230630_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20230630_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20230630_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
July 27, 2023
Quest Diagnostics Incorporated

By	/s/ James E. Davis
James E. Davis
Chairman, Chief Executive Officer
and President

By	/s/ Sam A. Samad
Sam A. Samad
Executive Vice President and
Chief Financial Officer