Form 10-Q
period 2023-09-30
QUEST DIAGNOSTICS INC
filed 2023-10-25
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 13, 2023, there were outstanding 112,434,997 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$2,295	$2,486	$6,964	$7,550

Operating costs and expenses and other operating income:
Cost of services	1,541	1,618	4,647	4,875
Selling, general and administrative	380	464	1,235	1,311
Amortization of intangible assets	27	27	81	81
Other operating expense (income), net	5	(15)	6	(10)
Total operating costs and expenses, net	1,953	2,094	5,969	6,257

Operating income	342	392	995	1,293

Other income (expense):
Interest expense, net	(40)	(33)	(112)	(106)
Other (expense) income, net	(3)	(8)	10	(61)
Total non-operating expense, net	(43)	(41)	(102)	(167)

Income before income taxes and equity in earnings of equity method investees	299	351	893	1,126
Income tax expense	(68)	(81)	(208)	(268)
Equity in earnings of equity method investees, net of taxes	6	6	18	41
Net income	237	276	703	899
Less: Net income attributable to noncontrolling interests	12	20	41	54
Net income attributable to Quest Diagnostics	$225	$256	$662	$845

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.99	$2.20	$5.87	$7.17

Diluted	$1.96	$2.17	$5.79	$7.05

Weighted average common shares outstanding:
Basic	112	116	112	117

Diluted	114	118	114	119

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$237	$276	$703	$899

Other comprehensive income (loss):
Foreign currency translation adjustment	(4)	(8)	1	(17)
Other comprehensive (loss) income	(4)	(8)	1	(17)

Comprehensive income	233	268	704	882
Less: Comprehensive income attributable to noncontrolling interests	12	20	41	54
Comprehensive income attributable to Quest Diagnostics	$221	$248	$663	$828

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2023 AND DECEMBER 31, 2022
(unaudited)
(in millions, except per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$143	$315
Accounts receivable, net of allowance for credit losses of $27 and $30 as of September 30, 2023 and December 31, 2022, respectively	1,281	1,195
Inventories	184	192
Prepaid expenses and other current assets	207	196
Total current assets	1,815	1,898
Property, plant and equipment, net	1,830	1,766
Operating lease right-of-use assets	607	585
Goodwill	7,732	7,220
Intangible assets, net	1,219	1,092
Investments in equity method investees	130	132
Other assets	149	144
Total assets	$13,482	$12,837

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,157	$1,396
Current portion of long-term debt	304	2
Current portion of long-term operating lease liabilities	157	153
Total current liabilities	1,618	1,551
Long-term debt	3,946	3,978
Long-term operating lease liabilities	505	489
Other liabilities	874	812
Commitments and contingencies
Redeemable noncontrolling interest	76	77
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both September 30, 2023 and December 31, 2022; 162 shares issued as of both September 30, 2023 and December 31, 2022	2	2
Additional paid-in capital	2,302	2,295
Retained earnings	8,711	8,290
Accumulated other comprehensive loss	(20)	(21)
Treasury stock, at cost; 50 and 51 shares as of September 30, 2023 and December 31, 2022, respectively	(4,570)	(4,673)
Total Quest Diagnostics stockholders’ equity	6,425	5,893
Noncontrolling interests	38	37
Total stockholders’ equity	6,463	5,930
Total liabilities and stockholders’ equity	$13,482	$12,837

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$703	$899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	330	321
Provision for credit losses	—	1
Deferred income tax (benefit) provision	(39)	45
Stock-based compensation expense	58	55
Other, net	12	37
Changes in operating assets and liabilities:
Accounts receivable	(86)	162
Accounts payable and accrued expenses	(231)	(169)
Income taxes payable	—	(1)
Other assets and liabilities, net	(2)	34
Net cash provided by operating activities	745	1,384

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(611)	(106)
Capital expenditures	(336)	(257)
Increase in investments and other assets	—	(6)
Net cash used in investing activities	(947)	(369)

Cash flows from financing activities:
Proceeds from borrowings	1,703	—
Repayments of debt	(1,426)	(1)
Purchases of treasury stock	—	(947)
Exercise of stock options	60	96
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(28)	(28)
Dividends paid	(234)	(230)
Distributions to noncontrolling interest partners	(41)	(58)
Other financing activities, net	(4)	(19)
Net cash provided by (used in) financing activities	30	(1,187)

Net change in cash and cash equivalents and restricted cash	(172)	(172)
Cash and cash equivalents and restricted cash, beginning of period	315	872
Cash and cash equivalents and restricted cash, end of period	$143	$700

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(unaudited)
(in millions)

For the Three Months Ended September 30, 2023		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, June 30, 2023	112	$2	$2,284	$8,566	$(16)	$(4,587)	$38	$6,287	$77
Net income				225			11	236	1
Other comprehensive loss, net of taxes					(4)			(4)
Dividends declared				(80)				(80)
Distributions to noncontrolling interest partners							(11)	(11)	(2)
Issuance of common stock under benefit plans			1			4		5
Stock-based compensation expense			18					18
Exercise of stock options			(1)			13		12
Balance, September 30, 2023	112	$2	$2,302	$8,711	$(20)	$(4,570)	$38	$6,463	$76

For the Nine Months Ended September 30, 2023		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2022	111	$2	$2,295	$8,290	$(21)	$(4,673)	$37	$5,930	$77
Net income				662			37	699	4
Other comprehensive income, net of taxes					1			1
Dividends declared				(241)				(241)
Distributions to noncontrolling interest partners							(36)	(36)	(5)
Issuance of common stock under benefit plans	1		(40)			60		20
Stock-based compensation expense			58					58
Exercise of stock options			(1)			61		60
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)			(18)		(28)
Balance, September 30, 2023	112	$2	$2,302	$8,711	$(20)	$(4,570)	$38	$6,463	$76

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
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

3.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$225	$256	$662	$845
Less: Earnings allocated to participating securities	2	2	4	4
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$223	$254	$658	$841

Weighted average common shares outstanding – basic	112	116	112	117
Effect of dilutive securities:
Stock options and performance share units	2	2	2	2
Weighted average common shares outstanding – diluted	114	118	114	119

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.99	$2.20	$5.87	$7.17
Diluted	$1.96	$2.17	$5.79	$7.05

    The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options and performance share units	1	1	—	—

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

    Restructuring and Impairment Charges

    The following table provides a summary of the Company's pre-tax restructuring and impairment charges for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee separation costs	$1	$8	$17	$16
Asset impairment charges	—	—	5	—
Total restructuring and impairment charges	$1	$8	$22	$16

    The restructuring and impairment charges incurred for both the three and nine months ended September 30, 2023 were primarily associated with various workforce reduction initiatives as the Company continued to restructure its organization. Additionally, during the nine months ended September 30, 2023, the Company recorded an impairment charge for a corporate facility that is currently held for sale. All of the restructuring and impairment charges incurred during the three months ended September 30, 2023 were recorded in cost of services. Of the total restructuring and impairment charges incurred during the nine months ended September 30, 2023, $10 million and $12 million were recorded in cost of services and selling, general and administrative expenses, respectively.

    The restructuring and impairment charges incurred for the three and nine months ended September 30, 2022 were entirely associated with various workforce reduction initiatives as the Company continued to restructure its organization. Of the total restructuring and impairment charges incurred during the three months ended September 30, 2022, $1 million, and $7 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring and impairment charges incurred during the nine months ended September 30, 2022, $3 million and $13 million were recorded in cost of services and selling, general and administrative expenses, respectively.

    Charges for all periods presented were primarily recorded in the Company's DIS business.

    The restructuring liability as of September 30, 2023 and December 31, 2022, which is included in accounts payable and accrued expenses, was $9 million and $44 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

5.     BUSINESS ACQUISITIONS

    During the nine months ended September 30, 2023, the Company completed acquisitions for an aggregate purchase price of $699 million (including contingent consideration initially estimated at $88 million), net of cash acquired, including the acquisitions discussed below. The acquisitions preliminarily resulted in goodwill of $513 million, of which $244 million is deductible for tax purposes. The acquisitions also preliminarily resulted in $145 million of technology-related intangible assets and $63 million of customer-related intangible assets.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

6.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2023	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$71	$71	$—	$—
Cash surrender value of life insurance policies	50	—	50	—
Available-for-sale debt securities	2	—	—	2
Total	$123	$71	$50	$2

Liabilities:
Deferred compensation liabilities	$127	$—	$127	$—
Contingent consideration	98	—	—	98
Total	$225	$—	$127	$98

Redeemable noncontrolling interest	$76	$—	$—	$76

		Basis of Fair Value Measurements
December 31, 2022	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$68	$68	$—	$—
Cash surrender value of life insurance policies	46	—	46	—
Available-for-sale debt securities	2	—	—	2
Total	$116	$68	$46	$2

Liabilities:
Deferred compensation liabilities	$120	$—	$120	$—
Contingent consideration	23	—	—	23
Total	$143	$—	$120	$23

Redeemable noncontrolling interest	$77	$—	$—	$77

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

    In connection with the acquisition of Haystack during the nine months ended September 30, 2023 (see Note 5 for further discussion), there is a contingent consideration obligation under which the seller can receive up to $100 million of additional consideration dependent upon the achievement of certain revenue benchmarks through 2028 and up to an additional $50 million of consideration dependent upon the Company receiving reimbursement coverage from the CMS. The portion of the contingent consideration obligation which is dependent upon the achievement of certain revenue benchmarks was measured at fair value using a Monte Carlo method and is classified within Level 3 of the fair value hierarchy as the fair value is determined based on significant inputs that are not observable. Significant inputs include management’s estimate of revenue and other market inputs, including comparable company revenue volatility (40%) and a discount rate (10.5%). The portion of the contingent consideration obligation which is dependent upon the Company receiving reimbursement coverage from the CMS is also classified within Level 3 of the fair value hierarchy as the fair value is principally determined based on management's estimate, which is a significant input that is not observable. Additionally, the fair value of the entire contingent consideration obligation was also impacted by a market discount rate (5%) which adjusted the estimated payments to present value. Such discount rate decreased the initial aggregate fair value of the contingent consideration obligation by $21 million.

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

    The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2022	$23
Purchases, additions and issuances	88
Settlements	(18)
Total fair value adjustments included in earnings - realized/unrealized	5
Balance, September 30, 2023	$98

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The $5 million net loss included in earnings associated with the change in the fair value of contingent consideration for the nine months ended September 30, 2023 is reported in other operating expense (income), net.

    Of the aggregate $98 million contingent consideration obligation as of September 30, 2023, $93 million and $5 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet.

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of September 30, 2023, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of September 30, 2023 and December 31, 2022, the fair value of the Company’s debt was estimated at $3.9 billion and $3.7 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

7.    DEBT

    The Company is party to a $750 million senior unsecured revolving credit facility (the “Credit Facility” or "Senior Unsecured Revolving Credit Facility") which matures in November 2026. Under the Credit Facility, the Company can issue letters of credit totaling $150 million (see Note 11). Issued letters of credit reduce the available borrowing capacity under the Credit Facility. Interest on the Credit Facility is based on certain published rates plus an applicable margin based on changes in the Company's public debt ratings. The Credit Facility was amended during March 2023. Subsequent to such amendment, at the option of the Company, it may elect to lock into Term Secured Overnight Financing Rate (“Term SOFR”)-based interest rate contracts for periods up to six months. For interest on any U.S. Dollar-denominated outstanding amounts not covered under Term SOFR-based interest rate contracts, the Company can opt for an alternate base rate, which is calculated by reference to the prime rate, the federal funds rate or an adjusted Term SOFR rate. The Company also has the option to borrow in other currencies. As of September 30, 2023, the Company's borrowing rate for Term SOFR-based loans under the Credit Facility was adjusted Term SOFR plus 1.00%. The Credit Facility contains various covenants, including the maintenance of a financial leverage ratio, which could impact the Company's ability to, among other things, incur additional indebtedness. As of both September 30, 2023 and December 31, 2022, there were no outstanding borrowings under the Senior Unsecured Revolving Credit Facility.

    The Company also has a $525 million secured receivables credit facility (the “Secured Receivables Credit Facility”) under which, as of September 30, 2023, the Company could borrow against a $425 million loan commitment, half of which matured in October 2023 and half of which was set to mature in October 2024. Additionally, as of September 30, 2023, the Company could issue up to $100 million of letters of credit through October 2024. As of September 30, 2023, interest on borrowings under the facility was based on either commercial paper rates for highly-rated issuers or adjusted Term SOFR, plus a spread of 0.725% to 0.80%. As of September 30, 2023, there were $278 million of outstanding borrowings under the Secured Receivables Credit Facility, which were included in long-term debt in the Company's consolidated balance sheet. There were no outstanding borrowings under the facility as of December 31, 2022. During October 2023, the Company amended the Secured Receivables Credit Facility. Subsequent to the amendment, the entire $525 million facility can be used for borrowings. Additionally, the Company can choose to utilize up to $150 million of such capacity to issue letters of credit. Issued letters of credit reduce the available borrowing capacity under the facility. Further, the amended facility includes an additional $75 million uncommitted accordion which, if utilized, brings the total capacity under the facility to $600 million. The amendment extended the maturity of the entire facility to October 2025. Subsequent to the amendment, interest on borrowings under the facility will be based on either commercial paper rates for highly-rated issuers or adjusted Term SOFR, plus a spread of 0.80%. For further details regarding the Secured Receivables Credit Facility (including the amendment), see Note 14 of the interim unaudited consolidated financial statements and Note 14 to the audited consolidated financial statements in the Company's 2022 Annual Report on Form 10-K.

    The Company has $300 million of 4.25% senior notes due April 2024. The senior notes are included in current portion of long-term debt in the Company's September 30, 2023 consolidated balance sheet. Such notes were included in long-term debt in the Company's December 31, 2022 consolidated balance sheet.

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

    Interest Rate Derivatives – Cash Flow Hedges

    From time to time, the Company has entered into various interest rate lock agreements and forward-starting interest rate swap agreements to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates. During October 2023, the Company entered into certain agreements as discussed in Note 14.

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

    As of September 30, 2023 and December 31, 2022, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	September 30, 2023	December 31, 2022
Long-term debt	$16	$26

(a) As of both September 30, 2023 and December 31, 2022, the entire balance is associated with remaining unamortized hedging adjustments on discontinued relationships.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    For the three and nine months ended September 30, 2023 and 2022, the tax effects related to the deferred gains (losses) on cash flow hedges and net changes in available-for-sale debt securities were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

    Dividend Program

    During each of the first three quarters of 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.71 per common share. During each of the four quarters of 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.66 per common share.

    Share Repurchase Program

    In February 2023, the Company's Board of Directors increased the size of its share repurchase program by $1 billion. As of September 30, 2023, $1.3 billion remained available under the Company’s share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the nine months ended September 30, 2023, the Company repurchased no shares of its common stock.

    For the nine months ended September 30, 2022, the Company repurchased 7.1 million shares of its common stock for $950 million.

    Shares Reissued from Treasury Stock

    For the nine months ended September 30, 2023 and 2022, the Company reissued 1.1 million shares and 1.6 million shares, respectively, from treasury stock under its Employee Stock Purchase Plan and its stock-based compensation program. For details regarding the Company's stock ownership and compensation plans, see Note 18 to the audited consolidated financial statements in the Company's 2022 Annual Report on Form 10-K.

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. As of September 30, 2023 and December 31, 2022, the redeemable noncontrolling interest was presented at its fair value. For further details regarding the fair value of the redeemable noncontrolling interest, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

10.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$84	$81	$249	$240
Amortization expense	27	27	81	81
Depreciation and amortization expense	$111	$108	$330	$321

Interest expense	$(41)	$(37)	$(117)	$(112)
Interest income	1	4	5	6
Interest expense, net	$(40)	$(33)	$(112)	$(106)

Interest paid	$17	$32	$97	$110
Income taxes paid	$99	$5	$233	$187

Accounts payable associated with capital expenditures	$27	$30	$27	$30
Accounts payable associated with purchases of treasury stock	$—	$26	$—	$26
Dividends payable	$81	$75	$81	$75

Businesses acquired:
Fair value of assets acquired	$2	$—	$736	$143
Fair value of liabilities assumed	—	—	36	15
Fair value of net assets acquired	2	—	700	128
Merger consideration payable	—	—	(88)	(18)
Cash paid for business acquisitions	2	—	612	110
Less: Cash acquired	—	—	1	4
Business acquisitions, net of cash acquired	$2	$—	$611	$106

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$42	$49	$143	$133

11.     COMMITMENTS AND CONTINGENCIES

    Letters of Credit

    As of September 30, 2023, the Company could issue letters of credit totaling $100 million under its Secured Receivables Credit Facility and $150 million under its Senior Unsecured Revolving Credit Facility. During October 2023, the Company amended the Secured Receivables Credit Facility. Subsequent to the amendment, the Company can issue letters of credit totaling $150 million. For further discussion regarding the Company's Secured Receivables Credit Facility and Senior Unsecured Revolving Credit Facility, see Note 14 to the audited consolidated financial statements in the Company's 2022 Annual Report on Form 10-K and Notes 7 and 14 to the interim unaudited consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    In support of its risk management program, $70 million in letters of credit under the Secured Receivables Credit Facility were outstanding as of September 30, 2023, providing collateral for current and future automobile liability and workers’ compensation loss payments.

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

401(k) Plan Lawsuit

    In 2020, two putative class action lawsuits were filed in the U.S. District Court for New Jersey against the Company and other defendants with respect to the Company’s 401(k) plan. The complaint alleges, among other things, that the fiduciaries of the 401(k) plan breached their duties by failing to disclose the expenses and risks of plan investment options, allowing unreasonable administration expenses to be charged to plan participants, and selecting and retaining high cost and poor performing investments. In October 2020, the court consolidated the two lawsuits under the caption In re: Quest Diagnostics ERISA Litigation and plaintiffs filed a consolidated amended complaint. In May 2021, the court denied the Company's motion to dismiss the complaint. The parties are engaged in further motion practice.

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

    Numerous putative class action lawsuits were filed against the Company related to the AMCA Data Security Incident. The U.S. Judicial Panel on Multidistrict Litigation transferred the cases that were then still pending to, and consolidated them for pre-trial proceedings in, the U.S. District Court for New Jersey. In November 2019, the plaintiffs in the multidistrict proceeding filed a consolidated putative class action complaint against the Company and Optum360 that named additional individuals as plaintiffs and that asserted a variety of common law and statutory claims in connection with the AMCA Data Security Incident. In January 2020, the Company moved to dismiss the consolidated complaint; the motion to dismiss was granted in part and denied in part. Plaintiffs filed an amended complaint, which the Company also moved to dismiss. The motion was granted in part and denied in part. Discovery is proceeding.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of September 30, 2023, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $6 million and $2 million as of September 30, 2023 and December 31, 2022, respectively.

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

    Reserves for general and professional liability claims matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $164 million and $169 million as of September 30, 2023 and December 31, 2022, respectively.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    As of September 30, 2023, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

    The following table is a summary of segment information for the three and nine months ended September 30, 2023 and 2022. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangible assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2022 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues:
DIS business	$2,228	$2,419	$6,755	$7,344
All other operating segments	67	67	209	206
Total net revenues	$2,295	$2,486	$6,964	$7,550

Operating earnings (loss):
DIS business	$392	$441	$1,176	$1,445
All other operating segments	8	3	26	16
General corporate activities	(58)	(52)	(207)	(168)
Total operating income	342	392	995	1,293
Non-operating expense, net	(43)	(41)	(102)	(167)
Income before income taxes and equity in earnings of equity method investees	299	351	893	1,126
Income tax expense	(68)	(81)	(208)	(268)
Equity in earnings of equity method investees, net of taxes	6	6	18	41
Net income	237	276	703	899
Less: Net income attributable to noncontrolling interests	12	20	41	54
Net income attributable to Quest Diagnostics	$225	$256	$662	$845

    The approximate percentage of net revenues by major service for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Routine clinical testing and other services	51%	45%	50%	43%
COVID-19 testing services	1	13	3	17
Gene-based and esoteric (including advanced diagnostics) testing services	39	33	38	31
Anatomic pathology testing services	6	6	6	6
All other	3	3	3	3
Net revenues	100%	100%	100%	100%

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

13.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three and nine months ended September 30, 2023 and 2022 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers (Medicare and Medicaid programs), client payers and patients.

    For further details regarding revenue recognition in the Company's DIS business, see Note 3 to the audited consolidated financial statements in the Company's 2022 Annual Report on Form 10-K.

    DS

    The Company’s DS businesses primarily satisfy their performance obligations and recognize revenues when delivery has occurred or services have been rendered.

    Net Revenue and Net Accounts Receivable by Customer Type

    The approximate percentage of net revenue by type of customer was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Healthcare insurers:
Fee-for-service	36%	39%	37%	39%
Capitated	3	3	3	3
Total healthcare insurers	39	42	40	42
Government payers	12	11	12	11
Client payers	34	33	33	33
Patients (including coinsurance and deductible responsibilities)	12	11	12	11
Total DIS	97	97	97	97
DS	3	3	3	3
Net revenues	100%	100%	100%	100%

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The approximate percentage of net accounts receivable by type of customer was as follows:

	September 30, 2023	December 31, 2022

Healthcare Insurers	26%	28%
Government Payers	8	6
Client Payers	43	44
Patients (including coinsurance and deductible responsibilities)	19	18
Total DIS	96	96
DS	4	4
Net accounts receivable	100%	100%

14.    SUBSEQUENT EVENTS

    During October 2023, the Company amended its Secured Receivables Credit Facility. Subsequent to the amendment, the entire $525 million facility can be used for borrowings. Additionally, the Company can choose to utilize up to $150 million of such capacity to issue letters of credit. Issued letters of credit reduce the available borrowing capacity under the facility. Further, the amended facility includes an additional $75 million uncommitted accordion which, if utilized, brings the total capacity under the facility to $600 million. The amendment extended the maturity of the entire facility to October 2025. Subsequent to the amendment, interest on borrowings under the facility will be based on either commercial paper rates for highly-rated issuers or adjusted Term SOFR, plus a spread of 0.80%. For further details regarding the Secured Receivables Credit Facility, see Note 7 of the interim unaudited consolidated financial statements and Note 14 to the audited consolidated financial statements in the Company's 2022 Annual Report on Form 10-K.

    As discussed in Note 8, from time to time, the Company enters into various interest rate lock agreements and forward-starting interest rate swap agreements. During October 2023, the Company entered into forward-starting interest rate swap agreements with financial institutions for a total notional amount of $375 million. The agreements were entered into in order to hedge a portion of the Company's interest rate exposure associated with variability in future cash flows attributable to changes in interest rates over a ten-year period related to an anticipated issuance of debt and were accounted for as cash flow hedges.

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

Third Quarter Highlights

	Three Months Ended September 30,
	2023	2022
	(dollars in millions, except per share data)
Net revenues	$2,295	$2,486
Base business revenues (a)	$2,269	$2,170
COVID-19 testing revenues	$26	$316

DIS revenues	$2,228	$2,419
Revenue per requisition change	(7.2)%	(5.1)%
Requisition volume change	(0.5)%	(6.2)%
Organic requisition volume change	(1.0)%	(6.4)%
DS revenues	$67	$67
Operating income	$342	$392
Net income attributable to Quest Diagnostics	$225	$256
Diluted earnings per share	$1.96	$2.17
Net cash provided by operating activities	$207	$502
Capital expenditures	$105	$118

(a) Excludes COVID-19 testing.

    The impacts that the COVID-19 pandemic had on our DIS revenues, including requisition volume and revenue per requisition are discussed further below under "Results of Operations".

    For further discussion of the year-over-year changes for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, see "Results of Operations" below.

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

Acquisition of Haystack Oncology, Inc.

    On June 20, 2023, we acquired Haystack Oncology, Inc., an early-stage oncology company focused on minimal residual disease testing to aid in the detection of residual or recurring cancer and better inform therapy decisions. The acquisition was an all-cash transaction for $392 million, net of $1 million of cash acquired, which consisted of cash consideration of $304 million and contingent consideration initially estimated at $88 million. Under the contingent consideration obligation, the seller can receive up to $100 million of additional consideration dependent upon the achievement of certain revenue benchmarks through 2028 and up to an additional $50 million of consideration dependent upon us receiving reimbursement coverage from the Centers for Medicare and Medicaid Services. The acquired business is included in our DIS business.

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

    For the nine months ended September 30, 2023, we incurred $32 million of pre-tax charges in connection with our Invigorate program and other restructuring activities, including $17 million of employee separation costs, with the remainder primarily consisting of integration costs. Most of the charges will result in cash expenditures. Additional restructuring charges may be incurred in future periods, including as we identify additional opportunities to achieve further savings and productivity improvements.

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

Results of Operations

    The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$2,228	$2,419	$(191)	(7.9)%	$6,755	$7,344	$(589)	(8.0)%
DS businesses	67	67	—	(0.5)	209	206	3	1.2
Total net revenues	$2,295	$2,486	$(191)	(7.7)%	$6,964	$7,550	$(586)	(7.8)%

Operating costs and expenses and other operating income:
Cost of services	$1,541	$1,618	$(77)	(4.8)%	$4,647	$4,875	$(228)	(4.7)%
Selling, general and administrative	380	464	(84)	(18.1)	1,235	1,311	(76)	(5.7)
Amortization of intangible assets	27	27	—	3.3	81	81	—	1.3
Other operating expense (income), net	5	(15)	20	NM	6	(10)	16	NM
Total operating costs and expenses, net	$1,953	$2,094	$(141)	(6.7)%	$5,969	$6,257	$(288)	(4.6)%

Operating income	$342	$392	$(50)	(13.0)%	$995	$1,293	$(298)	(23.1)%

Other income (expense):
Interest expense, net	$(40)	$(33)	$(7)	20.2%	$(112)	$(106)	$(6)	4.9%
Other (expense) income, net	(3)	(8)	5	NM	10	(61)	71	NM
Total non-operating expense, net	$(43)	$(41)	$(2)	NM	$(102)	$(167)	$65	NM

Income tax expense	$(68)	$(81)	$13	(15.9)%	$(208)	$(268)	$60	(22.5)%

Effective income tax rate	22.8%	23.0%			23.3%	23.8%

Equity in earnings of equity method investees, net of taxes	$6	$6	$—	29.6%	$18	$41	$(23)	(55.1)%

Net income attributable to Quest Diagnostics	$225	$256	$(31)	(12.2)%	$662	$845	$(183)	(21.7)%

Diluted earnings per common share attributable to Quest Diagnostics' common stockholders	$1.96	$2.17	$(0.21)	(9.7)%	$5.79	$7.05	$(1.26)	(17.9)%

NM - Not Meaningful

The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues:
DIS business	97.1%	97.3%	97.0%	97.3%
DS businesses	2.9	2.7	3.0	2.7
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	67.2%	65.1%	66.7%	64.6%
Selling, general and administrative	16.6	18.7	17.7	17.4
Amortization of intangible assets	1.2	1.1	1.2	1.1
Other operating expense (income), net	0.1	(0.7)	0.1	(0.2)
Total operating costs and expenses, net	85.1%	84.2%	85.7%	82.9%

Operating income	14.9%	15.8%	14.3%	17.1%

    Operating Results

    Results for the three months ended September 30, 2023 were affected by certain items that on a net basis decreased diluted earnings per share by $0.26 as follows:

•pre-tax amortization expense of $27 million recorded in amortization of intangible assets or $0.18 per diluted share;
•pre-tax charges of $6 million ($2 million in cost of services and $4 million in selling, general and administrative expenses), or $0.05 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $5 million ($1 million in selling, general and administrative expenses and $4 million in other operating expense (income), net), or $0.04 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $2 million, or $0.01 per diluted share, recorded in income tax expense.

    Results for the nine months ended September 30, 2023 were affected by certain items that on a net basis decreased diluted earnings per share by $0.77 as follows:

•pre-tax amortization expense of $81 million recorded in amortization of intangible assets or $0.53 per diluted share;
•pre-tax charges of $32 million ($12 million in cost of services and $20 million in selling, general and administrative expenses), or $0.22 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business;
•pre-tax charges of $11 million ($7 million in selling, general and administrative expenses and $4 million in other operating expense (income), net), or $0.08 per diluted share, primarily representing the impairment of a corporate facility that is currently held for sale and a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions, and
•pre-tax charges of $3 million in equity in earnings of equity method investees, net of tax, or $0.02 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $9 million, or $0.08 per diluted share, recorded in income tax expense.

    For both the three and nine months ended September 30, 2023, the year-over-year change in diluted weighted average common shares outstanding was principally driven by share repurchases, which positively benefited the year-over-year comparison of diluted earnings per share.

    Results for the three months ended September 30, 2022 were affected by certain items that on a net basis decreased diluted earnings per share by $0.19 as follows:

•pre-tax amortization expense of $27 million recorded in amortization of intangible assets or $0.17 per diluted share;
•pre-tax charges of $13 million ($6 million in cost of services and $7 million in selling, general and administrative expenses), or $0.08 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $2 million in Other (expense) income, net or $0.01 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; partially offset by
•a net pre-tax gain of $9 million ($2 million of charges in cost of services, and $5 million of charges in selling, general and administrative expenses offset by $16 million of gains in other operating expense (income), net), or $0.06 per diluted share, primarily representing a $10 million gain from a payroll tax credit under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") associated with the retention of employees and a $7 million gain associated with the decrease in the fair value of the contingent consideration accrual associated with previous acquisitions, partially offset by $5 million of costs associated with donations, contributions and other financial support through Quest for Health Equity (our initiative with the Quest Diagnostics Foundation to reduce health disparities in underserved communities); and
•excess tax benefits associated with stock-based compensation arrangements of $1 million, or $0.01 per diluted share, recorded in income tax expense.

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
•pre-tax charges of $37 million ($13 million in cost of services and $24 million in selling, general and administrative expenses), or $0.23 per diluted share, primarily associated with workforce reductions, systems conversions and integration incurred in connection with further restructuring and integrating our business; and
•net pre-tax charges of $1 million ($2 million of charges in cost of services, and $9 million of charges in selling, general and administrative expenses largely offset by $10 million of gains in other operating expense (income), net), or $0.00 per diluted share, primarily representing $9 million of costs associated with donations, contributions and other financial support through Quest for Health Equity offset by a $10 million gain from a payroll tax credit under the CARES Act associated with the retention of employees; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $10 million, or $0.08 per diluted share, recorded in income tax expense.

    Net Revenues

    Net revenues for the three months ended September 30, 2023 decreased by 7.7% compared to the prior year period.

    DIS revenues for the three months ended September 30, 2023 decreased by 7.9% compared to the prior year period.

    For the three months ended September 30, 2023:

•The decrease in DIS revenues compared to the prior year period was driven by a decrease in COVID-19 testing, partially offset by growth in the base business (which excludes COVID-19 testing) and, to a lesser extent, the impact of recent acquisitions. For the three months ended September 30, 2023, recent acquisitions contributed approximately 0.6% to DIS revenues.
•DIS volume decreased by 0.5% compared to the prior year period driven by a decrease in COVID-19 testing, partially offset by growth in the base business and the impact of recent acquisitions, which contributed approximately 0.5% to DIS volume.
•Revenue per requisition decreased by 7.2% compared to the prior year period driven by the decrease in COVID-19 molecular testing.
•DIS revenues in the base business (including the impact of recent acquisitions) increased by 4.8% compared to the prior year period.
•Testing volume in the base business (including the impact of recent acquisitions) was up 5.7% compared to the prior year period.
•Revenue per requisition in the base business decreased by 0.4% compared to the prior year period principally due to growth in our Professional Laboratory Services engagements (which carry a lower revenue per requisition than the remainder of DIS) and lower demand for respiratory panels; partially offset by an increase in unit price and other test mix.

    DS revenues for the three months ended September 30, 2023 were consistent with the prior year period.

    Net revenues for the nine months ended September 30, 2023 decreased by 7.8% compared to the prior year period.

    DIS revenues for the nine months ended September 30, 2023 decreased by 8.0% compared to the prior year period.

    For the nine months ended September 30, 2023:

•The decrease in DIS revenues compared to the prior year period was driven by a decrease in COVID-19 testing, partially offset by growth in the base business (which excludes COVID-19 testing) and, to a lesser extent, the impact of recent acquisitions. For the nine months ended September 30, 2023, recent acquisitions contributed approximately 0.4% to DIS revenues.
•DIS volume decreased by 1.4% compared to the prior year period driven by a decrease in COVID-19 testing, partially offset by growth in the base business and the impact of recent acquisitions, which contributed approximately 0.3% to DIS volume.
•Revenue per requisition decreased by 6.6% compared to the prior year period driven by the decrease in COVID-19 molecular testing.
•DIS revenues in the base business (including the impact of recent acquisitions) increased by 8.2% compared to the prior year period.
•Testing volume in the base business (including the impact of recent acquisitions) was up 7.0% compared to the prior year period.
•Revenue per requisition in the base business increased by 1.4% compared to the prior year period principally due to an increase in the number of tests per requisition, changes in test mix and benefits recognized associated with certain value-based arrangements; partially offset by growth in our Professional Laboratory Services engagements (which carry a lower revenue per requisition than the remainder of DIS).

    DS revenues for the nine months ended September 30, 2023 increased by 1.2% compared to the prior year period due to higher revenues associated with our risk assessment services offered to the life insurance industry.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    For the three months ended September 30, 2023, cost of services decreased by $77 million compared to the prior year period. The decrease was primarily driven by lower collection and supplies expenses associated with reduced COVID-19 testing volumes, as well as lower performance-based compensation, partially offset by wage increases and higher benefit costs.

    For the nine months ended September 30, 2023, cost of services decreased by $228 million compared to the prior year period. The decrease was primarily driven by lower collection and supplies expenses associated with reduced COVID-19 testing volumes and lower performance-based compensation, partially offset by wage increases and higher benefits costs.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    SG&A decreased by $84 million for the three months ended September 30, 2023 compared to the prior year period. The decrease was primarily driven by lower compensation costs (including a reduction in performance-based compensation and headcount, partially offset by wage increases and higher benefit costs) and lower marketing expenses.

    SG&A decreased by $76 million for the nine months ended September 30, 2023 compared to the prior year period. The decrease was primarily driven by lower compensation costs (including a reduction in performance-based compensation and headcount, partially offset by wage increases and higher benefit costs) and lower marketing expenses, partially offset by $41 million of higher costs associated with changes in the value of our deferred compensation obligations.

    The changes in the value of our deferred compensation obligations is largely offset by changes in the value of the associated investments, which are recorded in other (expense) income, net. For further details regarding our deferred compensation plans, see Note 18 to the audited consolidated financial statements included in our 2022 Annual Report on Form 10-K.

    Amortization Expense

    For both the three and nine months ended September 30, 2023, amortization expense was consistent with the prior year periods.

    Other Operating Expense (Income), Net

    Other operating expense (income), net includes miscellaneous income and expense items and other charges related to operating activities.

    For both the three and nine months ended September 30, 2023, other operating expense (income), net primarily represents a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions.

    For both the three and nine months ended September 30, 2022, other operating expense (income), net includes a $10 million gain from a payroll tax credit under the CARES Act associated with the retention of employees. The three months ended September 30, 2022 also includes a gain associated with the decrease in the fair value of the contingent consideration accrual associated with previous acquisitions.

    Interest Expense, Net

    For the three and nine months ended September 30, 2023, interest expense, net increased $7 million and $6 million, respectively, compared to the prior year periods primarily due to higher interest expense as a result of increased borrowings under the secured receivables credit facility.

    Other (Expense) Income, Net

    Other (expense) income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the three months ended September 30, 2023, other (expense) income, net included $3 million of losses associated with investments in our deferred compensation plans.

    For the nine months ended September 30, 2023, other (expense) income, net included $9 million of gains associated with investments in our deferred compensation plans.

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

    Income Tax Expense

    Income tax expense for the three months ended September 30, 2023 and 2022 was $68 million and $81 million, respectively. The decrease in income tax expense for the three months ended September 30, 2023 compared to the prior year period was primarily driven by a decrease in income before income taxes and equity in earnings of equity method investees.

    The effective income tax rates for the three months ended September 30, 2023 and 2022 were 22.8% and 23.0%, respectively. The effective income tax rates benefited from $2 million and $1 million of excess tax benefits associated with stock-based compensation arrangements for the three months ended September 30, 2023 and 2022, respectively.

    Income tax expense for the nine months ended September 30, 2023 and 2022 was $208 million and $268 million, respectively. The decrease in income tax expense for the nine months ended September 30, 2023 compared to the prior year period was primarily driven by a decrease in income before income taxes and equity in earnings of equity method investees.

    The effective income tax rates for the nine months ended September 30, 2023 and 2022 were 23.3% and 23.8%, respectively. The effective income tax rates benefited from $9 million and $10 million of excess tax benefits associated with stock-based compensation arrangements for the nine months ended September 30, 2023 and 2022, respectively.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    For the three months ended September 30, 2023, equity in earnings of equity method investees, net of taxes was consistent with the prior year period.

    Equity in earnings of equity method investees, net of taxes decreased by $23 million for the nine months ended September 30, 2023 compared to the prior year period, primarily due to lower demand for COVID-19 testing services at our diagnostic information services joint venture.

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

    As of September 30, 2023 and December 31, 2022, the fair value of our debt was estimated at approximately $3.9 billion and $3.7 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of September 30, 2023 and December 31, 2022, the estimated fair value was less than the carrying value of the debt by $371 million and $318 million, respectively. A hypothetical 10% increase in interest rates (representing 56 basis points as of September 30, 2023 and 51 basis points as of December 31, 2022) would potentially reduce the estimated fair value of our debt by approximately $116 million and $120 million as of September 30, 2023 and December 31, 2022, respectively.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. As of September 30, 2023, interest on our secured receivables credit facility is based on either commercial paper rates for highly rated issuers, or the adjusted Term Secured Overnight Financing Rate ("Term SOFR"), plus a spread. As of September 30, 2023, interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates and changes in our public debt ratings. As of September 30, 2023, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or adjusted Term SOFR, plus a spread of 0.725% to 0.80%; and for our senior unsecured revolving credit facility, adjusted Term SOFR, plus 1.00%. As of September 30, 2023, there were $278 million of borrowings outstanding under the secured receivables credit facility and there were no borrowings outstanding under the senior unsecured revolving credit facility. During October 2023, we amended the secured receivables credit facility and, subsequent to the amendment, borrowing rates are based on commercial paper rates for highly rated issuers, or adjusted Term SOFR, plus a spread of 0.80%.

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

    We regularly evaluate equity investments that do not have readily determinable fair values to determine if there are any indicators that the investments are impaired. The carrying value of our equity investments that do not have readily determinable fair values was $5 million as of September 30, 2023. In conjunction with the preparation of our September 30, 2023 financial statements, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

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

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2023	2022	Change
	(dollars in millions)
Net cash provided by operating activities	$745	$1,384	$(639)
Net cash used in investing activities	(947)	(369)	(578)
Net cash provided by (used in) financing activities	30	(1,187)	1,217
Net change in cash and cash equivalents and restricted cash	$(172)	$(172)	$—

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments with original maturities, at the time of acquisition, of three months or less. Cash and cash equivalents as of September 30, 2023 totaled $143 million, compared to $315 million as of December 31, 2022.

    As of September 30, 2023, approximately 28% of our $143 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the nine months ended September 30, 2023 and 2022 was $745 million and $1,384 million, respectively. The $639 million decrease in net cash provided by operating activities for the nine months ended September 30, 2023, compared to the prior year period, was primarily a result of:

•lower operating income in 2023 as compared to 2022; and
•a year-over-year change in the timing and extent of the collection of COVID-19 testing revenues.

    Days sales outstanding, a measure of billing and collection efficiency, was 50 days as of September 30, 2023 and 47 days as of each of December 31, 2022 and September 30, 2022.

    Cash Flows from Investing Activities

    Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $947 million and $369 million, respectively. This $578 million increase in net cash used in investing activities for the nine months ended September 30, 2023, compared to the prior year period, was primarily a result of increased cash used for business acquisitions (see above for further discussion) and, to a lesser extent, increased capital expenditures.

    Cash Flows from Financing Activities

    Net cash provided by (used in) financing activities for the nine months ended September 30, 2023 and 2022 was $30 million and $(1,187) million, respectively. This $1,217 million change in net cash provided by (used in) financing activities for the nine months ended September 30, 2023, compared to the prior year period, was primarily a result of the nine months ended September 30, 2023 including $278 million of net borrowings under our secured receivables credit facility and the nine months ended September 30, 2022 including $947 million of share repurchases.

    During the nine months ended September 30, 2023, we borrowed $1.6 billion under our secured receivables credit facility, $1.3 billion of which was repaid prior to September 30, 2023. Additionally, during the nine months ended September 30, 2023, we borrowed $125 million under our senior unsecured revolving credit facility, which was repaid prior to September 30, 2023.

    During the nine months ended September 30, 2022, there were no borrowings or repayments under our secured receivables credit facility or senior unsecured revolving credit facility.

    Dividend Program

    During each of the three quarters of 2023, our Board of Directors declared a quarterly cash dividend of $0.71 per common share. During each of the four quarters of 2022, our Board of Directors declared a quarterly cash dividend of $0.66 per common share.

    Share Repurchase Program

    In February 2023, our Board of Directors increased the size of our share repurchase program by $1 billion. As of September 30, 2023, $1.3 billion remained available under our share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the nine months ended September 30, 2023, we repurchased no shares of our common stock.

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

    In conjunction with the preparation of our September 30, 2023 financial statements, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed.

    Requirements and Capital Resources

    We estimate that we will invest approximately $400 million during 2023 for capital expenditures, to support and grow our existing operations, principally related to investments in laboratory equipment and facilities, including laboratory automations and information technology to support our diagnostic offerings.

    As of September 30, 2023, we had $927 million of borrowing capacity available under our existing credit facilities, including $177 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were $278 million of borrowings outstanding under the secured receivables credit facility as of September 30, 2023 and there were no borrowings outstanding under the senior unsecured revolving credit facility as of September 30, 2023. In support of our risk management program, $70 million in letters of credit under the secured receivables credit facility were outstanding as of September 30, 2023. During October 2023, we amended the secured receivables credit facility. See Note 14 to the interim unaudited consolidated financial statements for further details. For further details regarding our credit facilities, see Note 7 to the interim unaudited consolidated financial statements and Note 14 to the audited consolidated financial statements in our 2022 Annual Report on Form 10-K.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of September 30, 2023, we were in compliance with all such applicable financial covenants.

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

    During the third quarter of 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    See Note 11 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2023.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2023 – July 31, 2023
Share Repurchase Program (A)	—	$—	—	$1,310,909
Employee Transactions (B)	3,909	$140.18	N/A	N/A
August 1, 2023 - August 31, 2023
Share Repurchase Program (A)	—	$—	—	$1,310,909
Employee Transactions (B)	1,002	$133.75	N/A	N/A
September 1, 2023 – September 30, 2023
Share Repurchase Program (A)	—	$—	—	$1,310,909
Employee Transactions (B)	116	$126.22	N/A	N/A
Total
Share Repurchase Program (A)	—	$—	—	$1,310,909
Employee Transactions (B)	5,027	$138.58	N/A	N/A

(A)In February 2023, our Board of Directors increased the size of our share repurchase program by $1 billion. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $13 billion of share repurchases of our common stock through September 30, 2023. The share repurchase authorization has no set expiration or termination date.

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

Item 5.    Other Information

a.None

b.None

c.Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements by Our Directors and Officers

    During the quarterly period covered by this report, our directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified the Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K) set forth in the table below. No non-Rule 10b5-1 trading arrangements were adopted, modified or terminated by any director or officer during the quarterly period covered by this report.

Name	Title	Type of Trading Arrangement	Security	Action	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Michael Prevoznik	SVP, General Counsel	Rule 10b5-1 plan to sell	Common Stock	Adoption	August 7, 2023	August 7, 2023 to March 15, 2024*	Up to 6,876*

    * Includes shares of common stock to be released from (a) restricted stock units that are expected to vest and (b) performance share awards that may vest, subject to the satisfaction of the applicable performance metrics. The actual number of shares of common stock that will be released is not yet determinable and the actual number of shares of common stock that will be sold will be net of the number of shares withheld to satisfy tax withholding obligations.

Item 6.Exhibits

    Exhibits:

22	Subsidiary Guarantors of Securities

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Amendment No. 8 To Sixth Amended And Restated Credit And Security Agreement

99.2	Amendment No. 2 To Fourth Amended And Restated Receivables Sale Agreement

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20230930.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20230930_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20230930_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20230930_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20230930_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 25, 2023
Quest Diagnostics Incorporated

By	/s/ James E. Davis
James E. Davis
Chairman, Chief Executive Officer
and President

By	/s/ Sam A. Samad
Sam A. Samad
Executive Vice President and
Chief Financial Officer