Form 10-Q
period 2024-03-31
QUEST DIAGNOSTICS INC
filed 2024-04-24
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 15, 2024, there were outstanding 111,091,574 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Net revenues	$2,366	$2,331

Operating costs and expenses and other operating income:
Cost of services	1,595	1,560
Selling, general and administrative	440	439
Amortization of intangible assets	29	26
Other operating expense, net	2	1
Total operating costs and expenses, net	2,066	2,026

Operating income	300	305

Other income (expense):
Interest expense, net	(43)	(35)
Other income, net	9	7
Total non-operating expense, net	(34)	(28)

Income before income taxes and equity in earnings of equity method investees	266	277
Income tax expense	(66)	(65)
Equity in earnings of equity method investees, net of taxes	8	5
Net income	208	217
Less: Net income attributable to noncontrolling interests	14	15
Net income attributable to Quest Diagnostics	$194	$202

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.74	$1.80

Diluted	$1.72	$1.78

Weighted average common shares outstanding:
Basic	111	112

Diluted	112	113

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$208	$217

Other comprehensive income (loss):
Foreign currency translation adjustment	(2)	3
Other comprehensive (loss) income	(2)	3

Comprehensive income	206	220
Less: Comprehensive income attributable to noncontrolling interests	14	15
Comprehensive income attributable to Quest Diagnostics	$192	$205

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2024 AND DECEMBER 31, 2023
(unaudited)
(in millions, except per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$474	$686
Accounts receivable, net of allowance for credit losses of $28 and $27 as of March 31, 2024 and December 31, 2023, respectively	1,322	1,210
Inventories	181	190
Prepaid expenses and other current assets	251	286
Total current assets	2,228	2,372
Property, plant and equipment, net	1,810	1,816
Operating lease right-of-use assets	579	602
Goodwill	7,830	7,733
Intangible assets, net	1,192	1,166
Investments in equity method investees	133	135
Other assets	182	198
Total assets	$13,954	$14,022

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,239	$1,359
Current portion of long-term debt	906	303
Current portion of long-term operating lease liabilities	153	153
Total current liabilities	2,298	1,815
Long-term debt	3,804	4,410
Long-term operating lease liabilities	489	503
Other liabilities	817	876
Commitments and contingencies
Redeemable noncontrolling interest	77	76
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both March 31, 2024 and December 31, 2023; 162 shares issued as of both March 31, 2024 and December 31, 2023	2	2
Additional paid-in capital	2,292	2,320
Retained earnings	8,935	8,825
Accumulated other comprehensive loss	(16)	(14)
Treasury stock, at cost; 51 shares as of both March 31, 2024 and December 31, 2023	(4,781)	(4,826)
Total Quest Diagnostics stockholders’ equity	6,432	6,307
Noncontrolling interests	37	35
Total stockholders’ equity	6,469	6,342
Total liabilities and stockholders’ equity	$13,954	$14,022

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$208	$217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116	107
Provision (credit) for credit losses	1	(1)
Deferred income tax benefit	(18)	(4)
Stock-based compensation expense	22	24
Other, net	11	3
Changes in operating assets and liabilities:
Accounts receivable	(114)	(58)
Accounts payable and accrued expenses	(152)	(211)
Income taxes payable	42	11
Other assets and liabilities, net	38	6
Net cash provided by operating activities	154	94

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(142)	(31)
Capital expenditures	(104)	(127)
Other investing activities	33	—
Net cash used in investing activities	(213)	(158)

Cash flows from financing activities:
Proceeds from borrowings	—	140
Repayments of debt	—	(140)
Exercise of stock options	12	25
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(23)	(28)
Dividends paid	(79)	(74)
Distributions to noncontrolling interest partners	(11)	(14)
Other financing activities, net	(52)	15
Net cash used in financing activities	(153)	(76)

Net change in cash and cash equivalents and restricted cash	(212)	(140)
Cash and cash equivalents and restricted cash, beginning of period	686	315
Cash and cash equivalents and restricted cash, end of period	$474	$175

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(unaudited)
(in millions)

For the Three Months Ended March 31, 2024		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2023	111	$2	$2,320	$8,825	$(14)	$(4,826)	$35	$6,342	$76
Net income				194			13	207	1
Other comprehensive loss, net of taxes					(2)			(2)
Dividends declared				(84)				(84)
Distributions to noncontrolling interest partners							(11)	(11)
Issuance of common stock under benefit plans			(42)			48		6
Stock-based compensation expense			22					22
Exercise of stock options			(2)			14		12
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(6)			(17)		(23)
Balance, March 31, 2024	111	$2	$2,292	$8,935	$(16)	$(4,781)	$37	$6,469	$77

For the Three Months Ended March 31, 2023		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity	Redeemable Non-controlling Interest
Balance, December 31, 2022	111	$2	$2,295	$8,290	$(21)	$(4,673)	$37	$5,930	$77
Net income				202			14	216	1
Other comprehensive income, net of taxes					3			3
Dividends declared				(80)				(80)
Distributions to noncontrolling interest partners							(13)	(13)	(1)
Issuance of common stock under benefit plans	1		(42)			48		6
Stock-based compensation expense			24					24
Exercise of stock options			(1)			31		30
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)			(18)		(28)
Balance, March 31, 2023	112	$2	$2,266	$8,412	$(18)	$(4,612)	$38	$6,088	$77

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, unless otherwise indicated)

1.    DESCRIPTION OF BUSINESS

    Background

    Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") work across the healthcare ecosystem to create a healthier world, one life at a time. The Company's diagnostic information services ("DIS") business provides diagnostic insights from the results of its laboratory testing to empower people, physicians, and organizations to take action to improve health outcomes. Derived from one of the world's largest databases of de-identifiable clinical lab results, the diagnostic insights reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management. In the right hands and with the right context, the diagnostic insights can inspire actions that transform lives and create a healthier world. The Company provides services to a broad range of customers within its primary customer channels - physicians (including those associated with accountable care organizations and Federally Qualified Health Centers), hospitals, and patients and consumers. Other customers include health plans, employers, emerging retail healthcare providers, government agencies, pharmaceutical companies and other commercial clinical laboratories. The Company offers broad access to clinical testing through a nationwide network of laboratories, patient service centers, phlebotomists in physician offices, and connectivity resources, including call centers and mobile phlebotomists, nurses and other health and wellness professionals. The Company's large in-house staff of medical and scientific experts, including medical directors, scientific directors, genetic counselors and board-certified geneticists, provide medical and scientific consultation to healthcare providers and patients regarding the Company's tests and test results, and help them best utilize Quest Diagnostics' services to improve outcomes and enhance satisfaction. The Company's Diagnostic Solutions ("DS") group, which represents the balance of the Company's consolidated net revenues, includes the Company's risk assessment services business, which offers solutions for insurers, and the Company's healthcare information technology businesses, which offer solutions for healthcare providers and payers.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The interim unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, comprehensive income, financial condition, cash flows and stockholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2023 Annual Report on Form 10-K. The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2023 but does not include all the disclosures required by accounting principles generally accepted in the United States (“GAAP”).

    The accounting policies of the Company are the same as those set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2023 Annual Report on Form 10-K.

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

    New Accounting Standards to be Adopted

    In November 2023, the Financial Accounting Standards Board ("FASB") issued a new accounting standard which will require companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"). The pronouncement is effective for annual filings for the year ended December 31, 2024 and for interim periods within the year ended December 31, 2025. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows.

    In December 2023, the FASB issued a new accounting standard which will require companies to make additional income tax disclosures. The pronouncement is effective for annual filings for the year ended December 31, 2025. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows.

    In March 2024, the Securities and Exchange Commission issued a rule which will require companies to make certain climate-related disclosures in periodic filings. The rule includes certain disclosures in the footnotes of the financial statements:

•capitalized costs, expenditures expensed, and losses incurred as a result of severe weather events and other natural conditions, such as hurricanes, tornadoes, flooding, drought, wildfires, extreme temperatures, and sea level rise;
•capitalized costs, expenditures expensed, and losses related to carbon offsets and renewable energy credits or certificates if they are used as a material component of a registrant’s plans to achieve its disclosed climate-related targets or goals; and
•whether estimates and assumptions used to produce the financial statements were materially impacted by risks and uncertainties associated with severe weather events and other natural conditions or any disclosed climate-related targets or transition plans.

    The footnote disclosures are effective for annual filings for the year ended December 31, 2025. The Company is currently evaluating the impact of the adoption of the rule.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

3.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended March 31,
	2024	2023
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$194	$202
Less: Earnings allocated to participating securities	1	1
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$193	$201

Weighted average common shares outstanding – basic	111	112
Effect of dilutive securities:
Stock options and performance share units	1	1
Weighted average common shares outstanding – diluted	112	113

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$1.74	$1.80
Diluted	$1.72	$1.78

    The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended March 31,
	2024	2023
Stock options and performance share units	1	—

4.    RESTRUCTURING ACTIVITIES

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

    Restructuring Charges

    The Company's pre-tax restructuring charges for the three months ended March 31, 2024 and 2023 were $6 million and $15 million, respectively, entirely related to employee separation costs associated with various workforce reduction initiatives as the Company continued to restructure its organization. Of the total restructuring charges incurred during the three months ended March 31, 2024, $4 million and $2 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the three months ended March 31, 2023, $9 million and $6 million were recorded in cost of services and selling, general and administrative expenses, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Charges for all periods presented were primarily recorded in the Company's DIS business.

    The restructuring liability as of March 31, 2024 and December 31, 2023, which is included in accounts payable and accrued expenses, was $13 million and $12 million, respectively.

5.     BUSINESS ACQUISITIONS

    During the three months ended March 31, 2024, the Company completed acquisitions for an aggregate purchase price of $148 million (including contingent consideration initially estimated at $6 million), net of cash acquired, including the acquisitions discussed below. Of such amount, $30 million was prepaid during the twelve months ended December 31, 2023. In the Company's consolidated statement of cash flows for the three months ended March 31, 2024, such $30 million is included in business acquisitions, net of cash acquired, with a corresponding offset in other investing activities.

    The acquisitions preliminarily resulted in goodwill of $99 million, all of which is deductible for tax purposes. The acquisitions also preliminarily resulted in $56 million of customer-related intangible assets.

    Acquisition of select assets of Lenco Diagnostic Laboratories, Inc. ("Lenco")

    On February 12, 2024, the Company acquired select assets of Lenco, an independent clinical diagnostic laboratory provider serving physicians in New York, in an all-cash transaction for $111 million. Based on the preliminary purchase price allocation, which may be revised as additional information becomes available during the measurement period, the assets acquired and liabilities assumed primarily consist of $75 million of tax-deductible goodwill, $43 million of customer-related intangible assets and $7 million of operating lease liabilities. The intangible assets are being amortized over a useful life of 15 years.

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

    For details regarding the Company's 2023 acquisitions, see Note 6 to the audited consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

6.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2024	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$74	$74	$—	$—
Cash surrender value of life insurance policies	59	—	59	—
Total	$133	$74	$59	$—

Liabilities:
Deferred compensation liabilities	$138	$—	$138	$—
Contingent consideration	113	—	—	113
Total	$251	$—	$138	$113

Redeemable noncontrolling interest	$77	$—	$—	$77

		Basis of Fair Value Measurements
December 31, 2023	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$70	$70	$—	$—
Cash surrender value of life insurance policies	55	—	55	—
Available-for-sale debt securities	2	—	—	2
Total	$127	$70	$55	$2

Liabilities:
Deferred compensation liabilities	$131	$—	$131	$—
Contingent consideration	104	—	—	104
Total	$235	$—	$131	$104

Redeemable noncontrolling interest	$76	$—	$—	$76

    A detailed description regarding the Company's fair value measurements is contained in Note 8 to the audited consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.

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

     During June 2023, the Company acquired Haystack Oncology, Inc. ("Haystack"), an early-stage oncology company focused on minimal residual disease testing to aid in the detection of residual or recurring cancer and better inform therapy decisions. In connection with the acquisition there is a contingent consideration obligation under which the seller can receive up to $100 million of additional consideration dependent upon the achievement of certain revenue benchmarks through 2028 and up to an additional $50 million of consideration dependent upon the Company receiving reimbursement coverage from the Centers for Medicare and Medicaid Services ("CMS"). The portion of the contingent consideration obligation which is dependent upon the achievement of certain revenue benchmarks was measured at fair value using a Monte Carlo method and is classified within Level 3 of the fair value hierarchy as the fair value is determined based on significant inputs that are not observable. Significant inputs include management’s estimate of revenue and other market inputs, including comparable company revenue volatility (40%) and a discount rate (10.5%). The portion of the contingent consideration obligation which is dependent upon the Company receiving reimbursement coverage from the CMS is also classified within Level 3 of the fair value hierarchy as the fair value is principally determined based on management's estimate, which is a significant input that is not observable. Additionally, the fair value of the entire contingent consideration obligation is also impacted by a market discount rate (5%) which adjusts the estimated payments to present value. The fair value of the contingent consideration obligation is not overly sensitive to movements in the comparable company revenue volatility or the discount rate used for the portion of the obligation that is dependent upon the achievement of certain revenue benchmarks. For example, changing the comparable company revenue volatility from 40% to 30% impacts the fair value by $8 million (assuming no other inputs are modified) and changing the discount rate from 10.5% to 7.0% impacts the fair value by $5 million (assuming no other inputs are modified).

    The Company has additional contingent consideration obligations in connection with other acquisitions. The liabilities related to such obligations are included in the amounts below.

    The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2023	$104
Purchases, additions and issuances	6
Total fair value adjustments included in earnings - realized/unrealized	3
Balance, March 31, 2024	$113

    The $3 million net loss included in earnings associated with the change in the fair value of contingent consideration for the three months ended March 31, 2024 is reported in other operating expense, net.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Of the aggregate $113 million contingent consideration obligation as of March 31, 2024, $79 million and $34 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet. Of the aggregate $104 million contingent consideration obligation as of December 31, 2023, $99 million and $5 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet.

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of March 31, 2024, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of both March 31, 2024 and December 31, 2023, the fair value of the Company’s debt was estimated at $4.6 billion. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

7.    DEBT

    The Company has $600 million of 3.50% senior notes due March 2025. The senior notes are included in current portion of long-term debt in the Company's March 31, 2024 consolidated balance sheet. Such notes were included in long-term debt in the Company's December 31, 2023 consolidated balance sheet. For further details, see Note 14 to the audited consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.

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

    As of March 31, 2024 and December 31, 2023, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	March 31, 2024	December 31, 2023
Long-term debt	$10	$13

(a) As of both March 31, 2024 and December 31, 2023, the entire balance is associated with remaining unamortized hedging adjustments on discontinued relationships.

    A detailed description regarding the Company's use of derivative financial instruments is contained in Note 16 to the audited consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.

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

    For the three months ended March 31, 2024 and 2023, the tax effects related to the deferred gains (losses) on cash flow hedges and net changes in available-for-sale debt securities were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

    Dividend Program

    During the first quarter of 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.75 per common share. During each of the four quarters of 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.71 per common share.

    Share Repurchase Program

    As of March 31, 2024, $1.0 billion remained available under the Company’s share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For both the three months ended March 31, 2024 and 2023, the Company repurchased no shares of its common stock.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Shares Reissued from Treasury Stock

    For the three months ended March 31, 2024 and 2023, the Company reissued 0.5 million shares and 0.7 million shares, respectively, from treasury stock under its Employee Stock Purchase Plan and its stock-based compensation program. For details regarding the Company's stock ownership and compensation plans, see Note 18 to the audited consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. As of March 31, 2024 and December 31, 2023, the redeemable noncontrolling interest was presented at its fair value. For further details regarding the fair value of the redeemable noncontrolling interest, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

10.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Depreciation expense	$87	$81
Amortization expense	29	26
Depreciation and amortization expense	$116	$107

Interest expense	$(49)	$(37)
Interest income	6	2
Interest expense, net	$(43)	$(35)

Interest paid	$44	$32
Income taxes paid	$3	$33

Accounts payable associated with capital expenditures	$28	$22
Dividends payable	$84	$80

Businesses acquired:
Fair value of assets acquired	$155	$31
Fair value of liabilities assumed	7	—
Fair value of net assets acquired	148	31
Merger consideration payable	(6)	—
Cash paid for business acquisitions	142	31
Less: Cash acquired	—	—
Business acquisitions, net of cash acquired	$142	$31

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$35	$44
    During the three months ended March 31, 2024 and 2023, other financing activities, net in the Company's consolidated statement of cash flows included changes in bank overdrafts, which are generally settled in cash in the short term, of $(51) million and $33 million, respectively.

11.     COMMITMENTS AND CONTINGENCIES

    Letters of Credit

    The Company can issue letters of credit under its $525 million secured receivables credit facility and its $750 million senior unsecured revolving credit facility. For further discussion regarding the facilities, see Note 14 to the audited consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    In support of its risk management program, $73 million in letters of credit under the $525 million secured receivables credit facility were outstanding as of March 31, 2024, providing collateral for current and future automobile liability and workers’ compensation loss payments.

    Contingent Lease Obligations

    The Company remains subject to contingent obligations under certain real estate leases for which no liability has been recorded. For further details, see Note 19 to the audited consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K.

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

    ReproSource Fertility Diagnostics, Inc. (“ReproSource”), a subsidiary of the Company, is subject to two putative class action lawsuits related to a data security incident that occurred in August 2021 in which plaintiffs allege that an unauthorized party accessed or acquired protected health information and personally identifiable information of ReproSource patients. Bickham v. ReproSource Fertility Diagnostics, Inc. is pending in the U.S. District Court for the District of Massachusetts (the "Massachusetts District Court"), and Trouville v. ReproSource Fertility Diagnostics, Inc., which was originally filed in the U.S. District Court for the Eastern District of California, has now been transferred to the Massachusetts District Court. A third case filed in the Massachusetts District Court, Gordon v. ReproSource Fertility Diagnostics, Inc., was consolidated into the Bickham case. The Bickham and Trouville complaints seek to represent a class of all individuals potentially impacted by the August 2021 data security incident, and generally allege that ReproSource, among other claims, failed to adequately safeguard patients’ private information.

    On January 10, 2024, ReproSource agreed to settle the Bickham case on a class-wide basis. The settlement is pending approval by the District Court. If approved, ReproSource will receive a full release for all claims that the settlement class might possess arising out of the August 2021 data security incident. The Company’s motion to stay the Trouville case was granted.

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

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of March 31, 2024, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $1 million and $6 million as of March 31, 2024 and December 31, 2023, respectively.

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

    Reserves for general and professional liability claims matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $166 million and $173 million as of March 31, 2024 and December 31, 2023, respectively.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

12.    BUSINESS SEGMENT INFORMATION

    The Company's DIS business is the only reportable segment based on the manner in which the Chief Executive Officer, who is the Company's CODM, assesses performance and allocates resources across the organization. The DIS business provides diagnostic information services to a broad range of customers within its primary customer channels - physicians, hospitals, and patients and consumers. The DIS business accounted for greater than 95% of net revenues in 2024 and 2023.

    All other operating segments include the Company's DS businesses, which consist of its risk assessment services and healthcare information technology businesses. The Company's DS businesses offer solutions for insurers and offer solutions for healthcare providers and payers.

    As of March 31, 2024, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

    The following table is a summary of segment information for the three months ended March 31, 2024 and 2023. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangible assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2023 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended March 31,
	2024	2023
Net revenues:
DIS business	$2,298	$2,259
All other operating segments	68	72
Total net revenues	$2,366	$2,331

Operating earnings (loss):
DIS business	$373	$374
All other operating segments	9	8
General corporate activities	(82)	(77)
Total operating income	300	305
Non-operating expense, net	(34)	(28)
Income before income taxes and equity in earnings of equity method investees	266	277
Income tax expense	(66)	(65)
Equity in earnings of equity method investees, net of taxes	8	5
Net income	208	217
Less: Net income attributable to noncontrolling interests	14	15
Net income attributable to Quest Diagnostics	$194	$202

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

13.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three months ended March 31, 2024 and 2023 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from payer customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions. The portfolios determined using the portfolio approach consist of the following groups of payer customers: healthcare insurers, government payers (Medicare and Medicaid programs), client payers and patients.

    For further details regarding revenue recognition in the Company's DIS business, see Note 3 to the audited consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.

    DS

    The Company’s DS businesses primarily satisfy their performance obligations and recognize revenues when delivery has occurred or services have been rendered.

    Net Revenue and Net Accounts Receivable by Payer Customer Type

    The approximate percentage of net revenue by type of payer customer was as follows:

	Three Months Ended March 31,
	2024	2023
Healthcare insurers:
Fee-for-service	37%	37%
Capitated	3	3
Total healthcare insurers	40	40
Government payers	12	12
Client payers	33	33
Patients (including coinsurance and deductible responsibilities)	12	12
Total DIS	97	97
DS	3	3
Net revenues	100%	100%

    The approximate percentage of net accounts receivable by type of payer customer was as follows:

	March 31, 2024	December 31, 2023

Healthcare Insurers	28%	24%
Government Payers	7	7
Client Payers	40	45
Patients (including coinsurance and deductible responsibilities)	21	20
Total DIS	96	96
DS	4	4
Net accounts receivable	100%	100%

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

14.    SUBSEQUENT EVENTS

    During April 2024, the Company repaid in full the outstanding indebtedness under the Company's $300 million of 4.25% senior notes which matured on April 1, 2024.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

    Diagnostic Information Services

    Quest Diagnostics works across the healthcare ecosystem to create a healthier world, one life at a time. Our diagnostic information services ("DIS") business provides diagnostic insights from the results of our laboratory testing to empower people, physicians, and organizations to take action to improve health outcomes. Derived from one of the world's largest databases of de-identifiable clinical lab results, our diagnostic insights reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management. In the right hands and with the right context, our diagnostic insights can inspire actions that transform lives and create a healthier world. We provide services to a broad range of customers within our primary customer channels - physicians (including those associated with accountable care organizations and Federally Qualified Health Centers), hospitals, and patients and consumers. Our other customers include health plans, employers, emerging retail healthcare providers, government agencies, pharmaceutical companies and other commercial clinical laboratories. We offer broad access to clinical testing through a nationwide network of laboratories, patient service centers, phlebotomists in physician offices, and our connectivity resources, including call centers and mobile phlebotomists, nurses and other health and wellness professionals. Our large in-house staff of medical and scientific experts, including medical directors, scientific directors, genetic counselors and board-certified geneticists, provide medical and scientific consultation to healthcare providers and patients regarding our tests and test results, and help them best utilize our services to improve outcomes and enhance satisfaction. Our DIS business makes up greater than 95% of our consolidated net revenues.

    We assess our revenue performance for our DIS business based upon, among other factors, volume (measured by test requisitions) and revenue per requisition. Each test requisition accompanies patient specimens, indicating the test(s) to be performed and the party to be billed for the test(s). Revenue per requisition is impacted by various factors, including, among other items, the impact of fee schedule changes (i.e., unit price), test mix, payer mix, business mix and the number of tests per requisition. Management uses number of requisitions and revenue per requisition data to assist with assessing the growth and performance of the business, including understanding trends affecting number of requisitions, pricing and test mix. Therefore, we believe that information related to changes in these metrics from period to period are useful information for investors as it allows them to assess the performance of the business.

    Diagnostic Solutions

    Our Diagnostic Solutions ("DS") group, which represents the balance of our consolidated net revenues, includes our risk assessment services business, which offers solutions for insurers, and our healthcare information technology businesses, which offer solutions for healthcare providers and payers.

First Quarter Highlights

	Three Months Ended March 31,
	2024	2023
	(dollars in millions, except per share data)
Net revenues	$2,366	$2,331
DIS revenues	$2,298	$2,259
Revenue per requisition change	0.1%	(7.7)%
Requisition volume change	1.6%	(3.8)%
Organic requisition volume change	1.0%	(3.9)%
DS revenues	$68	$72
Operating income	$300	$305
Net income attributable to Quest Diagnostics	$194	$202
Diluted earnings per share	$1.72	$1.78
Net cash provided by operating activities	$154	$94
Capital expenditures	$104	$127

    For further discussion of the year-over-year changes for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, see "Results of Operations" below.

Acquisition of select assets of Lenco Diagnostic Laboratories, Inc. ("Lenco")

    On February 12, 2024, we acquired select assets of Lenco, an independent clinical diagnostic laboratory provider serving physicians in New York, in an all-cash transaction for $111 million. The acquired business is included in our DIS business.

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

    For the three months ended March 31, 2024, we incurred $17 million of pre-tax charges in connection with restructuring and integration activities, including $6 million of employee separation costs, with the remainder primarily consisting of integration costs related to facility closures. Most of the charges will result in cash expenditures. Additional restructuring and integration charges may be incurred in future periods, including as we identify additional opportunities to achieve further savings and productivity improvements.

Critical Accounting Policies

    There have been no significant changes to our critical accounting policies from those disclosed in our 2023 Annual Report on Form 10-K.

Impact of New Accounting Standards

    The adoption of new accounting standards, if any, is discussed in Note 2 to the interim unaudited consolidated financial statements.

    The impact of recent accounting pronouncements not yet effective on our consolidated financial statements, if any, is also discussed in Note 2 to the interim unaudited consolidated financial statements.

Results of Operations

    The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$2,298	$2,259	$39	1.7%
DS businesses	68	72	(4)	(5.0)
Total net revenues	$2,366	$2,331	$35	1.5%

Operating costs and expenses and other operating income:
Cost of services	$1,595	$1,560	$35	2.3%
Selling, general and administrative	440	439	1	0.1
Amortization of intangible assets	29	26	3	9.1
Other operating expense, net	2	1	1	NM
Total operating costs and expenses, net	$2,066	$2,026	$40	2.0%

Operating income	$300	$305	$(5)	(1.7)%

Other income (expense):
Interest expense, net	$(43)	$(35)	$(8)	24.4%
Other income, net	9	7	2	NM
Total non-operating expense, net	$(34)	$(28)	$(6)	NM

Income tax expense	$(66)	$(65)	$(1)	1.5%

Effective income tax rate	25.0%	23.6%

Equity in earnings of equity method investees, net of taxes	$8	$5	$3	51.0%

Net income attributable to Quest Diagnostics	$194	$202	$(8)	(3.9)%

Diluted earnings per common share attributable to Quest Diagnostics' common stockholders	$1.72	$1.78	$(0.06)	(3.4)%

NM - Not Meaningful

    The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net revenues:
DIS business	97.1%	96.9%
DS businesses	2.9	3.1
Total net revenues	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	67.4%	67.0%
Selling, general and administrative	18.6	18.8
Amortization of intangible assets	1.2	1.1
Other operating expense, net	0.1	—
Total operating costs and expenses, net	87.3%	86.9%

Operating income	12.7%	13.1%

    Operating Results

    Results for the three months ended March 31, 2024 were affected by certain items that on a net basis decreased diluted earnings per share by $0.32 as follows:

•pre-tax amortization expense of $29 million recorded in amortization of intangible assets or $0.19 per diluted share;
•pre-tax charges of $17 million ($13 million in cost of services and $4 million in selling, general and administrative expenses), or $0.12 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $3 million, or $0.03 per diluted share, representing a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions, recorded in other operating expense, net; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $2 million, or $0.02 per diluted share, recorded in income tax expense.

    Results for the three months ended March 31, 2023 were affected by certain items that on a net basis decreased diluted earnings per share by $0.26 as follows:

•pre-tax amortization expense of $26 million recorded in amortization of intangible assets or $0.17 per diluted share;
•pre-tax charges of $19 million ($10 million in cost of services and $9 million in selling, general and administrative expenses), or $0.12 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business, and
•pre-tax charges of $3 million, or $0.02 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments, recorded in equity in earnings of equity method investees, net of taxes; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $5 million, or $0.05 per diluted share, recorded in income tax expense.

    Net Revenues

    Net revenues for the three months ended March 31, 2024 increased by 1.5% compared to the prior year period.

    DIS revenues for the three months ended March 31, 2024 increased by 1.7% compared to the prior year period.

    For the three months ended March 31, 2024:

•The increase in DIS revenues compared to the prior year period was driven primarily by growth in the base business (which excludes COVID-19 testing) and, to a lesser extent, the impact of recent acquisitions, largely offset by a decrease in COVID-19 testing. For the three months ended March 31, 2024, recent acquisitions contributed approximately 0.7% to DIS revenues.
•DIS volume increased by 1.6% compared to the prior year period driven primarily by growth in the base business and the impact of recent acquisitions, which contributed approximately 0.6% to DIS volume, largely offset by a decrease in COVID-19 testing.
•Revenue per requisition increased by 0.1% compared to the prior year period principally due to an increase in the number of tests per requisition and favorable test mix, largely offset by the impact of the decrease in COVID-19 testing.
•DIS revenues in the base business (including the impact of recent acquisitions) increased by 6.1% compared to the prior year period.
•Testing volume in the base business (including the impact of recent acquisitions) was up 3.3% compared to the prior year period.
•Revenue per requisition in the base business increased by 2.6% compared to the prior year period principally due to an increase in the number of tests per requisition and favorable test mix.

    DS revenues for the three months ended March 31, 2024 decreased by 5.0% compared to the prior year period due to lower revenues associated with both our risk assessment services offered to insurers and our healthcare information technology businesses.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    For the three months ended March 31, 2024, cost of services increased by $35 million compared to the prior year period. The increase was primarily driven by higher supplies expenses (principally due to the increased volumes), wage increases and higher benefit costs, partially offset by cost savings and productivity improvements from our Invigorate program.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    SG&A for the three months ended March 31, 2024 was principally consistent with the prior year period. Year-over-year wage increases were principally offset by the impact of year-over-year reductions in headcount.

    The changes in the value of our deferred compensation obligations is largely offset by changes in the value of the associated investments, which are recorded in other income, net. For further details regarding our deferred compensation plans, see Note 18 to the audited consolidated financial statements included in our 2023 Annual Report on Form 10-K.

    Amortization Expense

    For the three months ended March 31, 2024, amortization expense increased by $3 million compared to the prior year period as a result of recent acquisitions.

    Interest Expense, Net

    For the three months ended March 31, 2024, interest expense, net increased by $8 million compared to the prior year period primarily due to increased borrowings associated with the issuance, during November 2023, of $750 million aggregate principal amount of 6.40% senior notes due 2033.

    Other Income, Net

    Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the three months ended March 31, 2024, other income, net included $9 million of gains associated with investments in our deferred compensation plans.

    For the three months ended March 31, 2023, other income, net included $7 million of gains associated with investments in our deferred compensation plans.

    Income Tax Expense

    Income tax expense for the three months ended March 31, 2024 and 2023 was $66 million and $65 million, respectively.

    The effective income tax rates for the three months ended March 31, 2024 and 2023 were 25.0% and 23.6%, respectively. The effective income tax rates benefited from $2 million and $5 million of excess tax benefits associated with stock-based compensation arrangements for the three months ended March 31, 2024 and 2023, respectively.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    Equity in earnings of equity method investees, net of taxes, increased by $3 million for the three months ended March 31, 2024 compared to the prior year period primarily due to the three months ended March 31, 2023 including losses associated with changes in the carrying value of our strategic investments.

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

    As of both March 31, 2024 and December 31, 2023, the fair value of our debt was estimated at approximately $4.6 billion, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of March 31, 2024 and December 31, 2023, the estimated fair value was less than the carrying value of the debt by $159 million and $127 million, respectively. A hypothetical 10% increase in interest rates (representing 50 basis points as of both March 31, 2024 and December 31, 2023) would potentially reduce the estimated fair value of our debt by approximately $139 million as of both March 31, 2024 and December 31, 2023.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either commercial paper rates for highly-rated issuers or the adjusted Term Secured Overnight Financing Rate ("Term SOFR"), plus a spread. Interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates and changes in our public debt ratings. As of March 31, 2024, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or the adjusted Term SOFR, plus a spread of 0.80%; and for our senior unsecured revolving credit facility, the adjusted Term SOFR, plus 1.00%. As of March 31, 2024, there were no borrowings outstanding under the secured receivables credit facility and there were no borrowings outstanding under the senior unsecured revolving credit facility.

    Based on our net exposure to interest rate changes, a hypothetical 10% change to the variable rate component of our variable rate indebtedness would not materially change our annual interest expense.

    For further details regarding our outstanding debt, see Note 7 to the interim unaudited consolidated financial statements and Note 14 to the audited consolidated financial statements included in our 2023 Annual Report on Form 10-K. For details regarding our financial instruments and hedging activities, see Note 8 to the interim unaudited consolidated financial statements and Note 16 to the audited consolidated financial statements included in our 2023 Annual Report on Form 10-K.

    Risk Associated with Investment Portfolio

    Our investment portfolio primarily includes equity investments comprised mostly of strategic holdings in companies concentrated in the life sciences and healthcare industries. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) with readily determinable fair values are measured at fair value in our consolidated balance sheet with changes in fair value recorded in current earnings in our consolidated statement of operations. Equity investments that do not have readily determinable fair values (which consist of investments in preferred and common shares of private companies) are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

    We regularly evaluate equity investments that do not have readily determinable fair values to determine if there are any indicators that the investments are impaired. The carrying value of our equity investments that do not have readily determinable fair values was $26 million as of March 31, 2024. In conjunction with the preparation of our March 31, 2024 financial statements, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

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

Liquidity and Capital Resources

	Three Months Ended March 31,
	2024	2023	Change
	(dollars in millions)
Net cash provided by operating activities	$154	$94	$60
Net cash used in investing activities	(213)	(158)	(55)
Net cash used in financing activities	(153)	(76)	(77)
Net change in cash and cash equivalents and restricted cash	$(212)	$(140)	$(72)

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments with original maturities, at the time of acquisition, of three months or less. Cash and cash equivalents as of March 31, 2024 totaled $474 million, compared to $686 million as of December 31, 2023.

    As of March 31, 2024, approximately 8% of our $474 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the three months ended March 31, 2024 and 2023 was $154 million and $94 million, respectively. The $60 million increase in net cash provided by operating activities for the three months ended March 31, 2024, compared to the prior year period, was primarily a result of:

•lower performance-based compensation payments in 2024; and
•the timing of income tax payments.

    Days sales outstanding, a measure of billing and collection efficiency, was 50 days as of March 31, 2024, 50 days as of of December 31, 2023 and 47 days as of March 31, 2023.

    Cash Flows from Investing Activities

    Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was $213 million and $158 million, respectively. This $55 million increase in net cash used in investing activities for the three months ended March 31, 2024, compared to the prior year period, was primarily a result of increased cash used for business acquisitions (see above for further discussion), partially offset by decreased capital expenditures.

    Cash Flows from Financing Activities

    Net cash used in financing activities for the three months ended March 31, 2024 and 2023 was $153 million and $76 million, respectively. This $77 million increase in net cash used in financing activities for the three months ended March 31, 2024, compared to the prior year period, was primarily a result of a change in bank overdrafts, which are generally settled in cash in the short term.

    During the three months ended March 31, 2024, there were no borrowings or repayments under our secured receivables credit facility and our senior unsecured revolving credit facility.

    During the three months ended March 31, 2023, we borrowed $140 million under our secured receivables credit facility, which was repaid prior to March 31, 2023, and there were no borrowings or repayments under our senior unsecured revolving credit facility.

    Dividend Program

    During the first quarter of 2024, our Board of Directors declared a quarterly cash dividend of $0.75 per common share. During each of the four quarters of 2023, our Board of Directors declared a quarterly cash dividend of $0.71 per common share.

    Share Repurchase Program

    As of March 31, 2024, $1.0 billion remained available under our share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For both the three months ended March 31, 2024 and 2023, we repurchased no shares of our common stock.

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

    In conjunction with the preparation of our March 31, 2024 financial statements, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed.

    Requirements and Capital Resources

    We estimate that we will invest approximately $420 million during 2024 for capital expenditures, to support and grow our existing operations, principally related to investments in laboratory equipment and facilities, including laboratory automations and information technology to support our diagnostic offerings.

    During April 2024, we repaid in full the outstanding indebtedness under our $300 million of 4.25% senior notes which matured on April 1, 2024. Additionally, we have $600 million of 3.50% senior notes due March 2025.

    As of March 31, 2024, we had $1.2 billion of borrowing capacity available under our existing credit facilities, including $452 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings outstanding under either the secured receivables credit facility or the senior unsecured revolving credit facility as of March 31, 2024. In support of our risk management program, $73 million in letters of credit under the secured receivables credit facility were outstanding as of March 31, 2024.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of March 31, 2024, we were in compliance with all such applicable financial covenants.

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

Forward-Looking Statements

    Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan”, "aim", or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, the complexity of billing, reimbursement and revenue recognition for clinical laboratory testing, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners and other factors discussed in our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including those discussed in the “Business,” “Risk Factors,” “Cautionary Factors that May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports.

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

    During the first quarter of 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    See Note 11 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2024.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2024 – January 31, 2024
Share Repurchase Program (A)	—	$—	—	$1,035,913
Employee Transactions (B)	—	$—	N/A	N/A
February 1, 2024 - February 29, 2024
Share Repurchase Program (A)	—	$—	—	$1,035,913
Employee Transactions (B)	183,728	$125.55	N/A	N/A
March 1, 2024 – March 31, 2024
Share Repurchase Program (A)	—	$—	—	$1,035,913
Employee Transactions (B)	556	$127.29	N/A	N/A
Total
Share Repurchase Program (A)	—	$—	—	$1,035,913
Employee Transactions (B)	184,284	$125.56	N/A	N/A

(A)Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $13 billion of share repurchases of our common stock through March 31, 2024. The share repurchase authorization has no set expiration or termination date.

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

Item 5.    Other Information

    None.

Item 6.Exhibits

    Exhibits:

10.1	Form of Quest Diagnostics Incorporated 2024 Equity Award Agreement

22	Subsidiary Guarantors of Securities

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20240331.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20240331_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20240331_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20240331_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20240331_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 24, 2024
Quest Diagnostics Incorporated

By	/s/ James E. Davis
James E. Davis
Chairman, Chief Executive Officer
and President

By	/s/ Sam A. Samad
Sam A. Samad
Executive Vice President and
Chief Financial Officer