Form 10-Q
period 2024-06-30
QUEST DIAGNOSTICS INC
filed 2024-07-24
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 15, 2024, there were outstanding 111,317,208 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$2,397	$2,338	$4,763	$4,669

Operating costs and expenses and other operating income:
Cost of services	1,593	1,546	3,188	3,106
Selling, general and administrative	416	416	856	855
Amortization of intangible assets	29	28	58	54
Other operating expense, net	4	—	6	1
Total operating costs and expenses, net	2,042	1,990	4,108	4,016

Operating income	355	348	655	653

Other income (expense):
Interest expense, net	(44)	(37)	(87)	(72)
Other income, net	3	6	12	13
Total non-operating expense, net	(41)	(31)	(75)	(59)

Income before income taxes and equity in earnings of equity method investees	314	317	580	594
Income tax expense	(74)	(75)	(140)	(140)
Equity in earnings of equity method investees, net of taxes	—	7	8	12
Net income	240	249	448	466
Less: Net income attributable to noncontrolling interests	11	14	25	29
Net income attributable to Quest Diagnostics	$229	$235	$423	$437

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.05	$2.08	$3.79	$3.88

Diluted	$2.03	$2.05	$3.75	$3.83

Weighted average common shares outstanding:
Basic	111	112	111	112

Diluted	112	114	112	114

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$240	$249	$448	$466

Other comprehensive income (loss):
Foreign currency translation adjustment	(3)	2	(5)	5
Other comprehensive (loss) income	(3)	2	(5)	5

Comprehensive income	237	251	443	471
Less: Comprehensive income attributable to noncontrolling interests	11	14	25	29
Comprehensive income attributable to Quest Diagnostics	$226	$237	$418	$442

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2024 AND DECEMBER 31, 2023
(unaudited)
(in millions, except per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$271	$686
Accounts receivable, net of allowance for credit losses of $27 as of both June 30, 2024 and December 31, 2023	1,319	1,210
Inventories	182	190
Prepaid expenses and other current assets	245	286
Total current assets	2,017	2,372
Property, plant and equipment, net	1,832	1,816
Operating lease right-of-use assets	603	602
Goodwill	7,885	7,733
Intangible assets, net	1,202	1,166
Investments in equity method investees	126	135
Other assets	216	198
Total assets	$13,881	$14,022

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,247	$1,359
Current portion of long-term debt	606	303
Current portion of long-term operating lease liabilities	159	153
Total current liabilities	2,012	1,815
Long-term debt	3,816	4,410
Long-term operating lease liabilities	507	503
Other liabilities	811	876
Commitments and contingencies
Redeemable noncontrolling interest	79	76
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both June 30, 2024 and December 31, 2023; 162 shares issued as of both June 30, 2024 and December 31, 2023	2	2
Additional paid-in capital	2,314	2,320
Retained earnings	9,080	8,825
Accumulated other comprehensive loss	(19)	(14)
Treasury stock, at cost; 51 shares as of both June 30, 2024 and December 31, 2023	(4,760)	(4,826)
Total Quest Diagnostics stockholders’ equity	6,617	6,307
Noncontrolling interests	39	35
Total stockholders’ equity	6,656	6,342
Total liabilities and stockholders’ equity	$13,881	$14,022

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(unaudited)
(in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$448	$466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233	219
Provision (credit) for credit losses	3	(1)
Deferred income tax benefit	(36)	(16)
Stock-based compensation expense	42	40
Other, net	16	1
Changes in operating assets and liabilities:
Accounts receivable	(113)	(38)
Accounts payable and accrued expenses	(111)	(156)
Income taxes payable	20	5
Other assets and liabilities, net	12	18
Net cash provided by operating activities	514	538

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(248)	(609)
Capital expenditures	(196)	(231)
Other investing activities, net	31	—
Net cash used in investing activities	(413)	(840)

Cash flows from financing activities:
Proceeds from borrowings	—	1,147
Repayments of debt	(301)	(828)
Exercise of stock options	28	47
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(23)	(28)
Dividends paid	(163)	(154)
Distributions to noncontrolling interest partners	(18)	(28)
Other financing activities, net	(39)	(43)
Net cash (used in) provided by financing activities	(516)	113

Net change in cash and cash equivalents and restricted cash	(415)	(189)
Cash and cash equivalents and restricted cash, beginning of period	686	315
Cash and cash equivalents and restricted cash, end of period	$271	$126

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(unaudited)
(in millions)

For the Three Months Ended June 30, 2024		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, March 31, 2024	111	$2	$2,292	$8,935	$(16)	$(4,781)	$37	$6,469
Net income				229			9	238
Other comprehensive loss, net of taxes					(3)			(3)
Dividends declared				(84)				(84)
Distributions to noncontrolling interest partners							(7)	(7)
Issuance of common stock under benefit plans			1			6		7
Stock-based compensation expense			20					20
Exercise of stock options			1			15		16
Balance, June 30, 2024	111	$2	$2,314	$9,080	$(19)	$(4,760)	$39	$6,656

For the Six Months Ended June 30, 2024		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2023	111	$2	$2,320	$8,825	$(14)	$(4,826)	$35	$6,342
Net income				423			22	445
Other comprehensive loss, net of taxes					(5)			(5)
Dividends declared				(168)				(168)
Distributions to noncontrolling interest partners							(18)	(18)
Issuance of common stock under benefit plans			(41)			54		13
Stock-based compensation expense			42					42
Exercise of stock options			(1)			29		28
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(6)			(17)		(23)
Balance, June 30, 2024	111	$2	$2,314	$9,080	$(19)	$(4,760)	$39	$6,656

The accompanying notes are an integral part of these statements.

For the Three Months Ended June 30, 2023		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, March 31, 2023	112	$2	$2,266	$8,412	$(18)	$(4,612)	$38	$6,088
Net income				235			12	247
Other comprehensive income, net of taxes					2			2
Dividends declared				(81)				(81)
Distributions to noncontrolling interest partners							(12)	(12)
Issuance of common stock under benefit plans			1			8		9
Stock-based compensation expense			16					16
Exercise of stock options			1			17		18
Balance, June 30, 2023	112	$2	$2,284	$8,566	$(16)	$(4,587)	$38	$6,287

For the Six Months Ended June 30, 2023		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2022	111	$2	$2,295	$8,290	$(21)	$(4,673)	$37	$5,930
Net income				437			26	463
Other comprehensive income, net of taxes					5			5
Dividends declared				(161)				(161)
Distributions to noncontrolling interest partners							(25)	(25)
Issuance of common stock under benefit plans	1		(41)			56		15
Stock-based compensation expense			40					40
Exercise of stock options						48		48
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)			(18)		(28)
Balance, June 30, 2023	112	$2	$2,284	$8,566	$(16)	$(4,587)	$38	$6,287

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

3.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$229	$235	$423	$437
Less: Earnings allocated to participating securities	1	1	2	2
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$228	$234	$421	$435

Weighted average common shares outstanding – basic	111	112	111	112
Effect of dilutive securities:
Stock options and performance share units	1	2	1	2
Weighted average common shares outstanding – diluted	112	114	112	114

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.05	$2.08	$3.79	$3.88
Diluted	$2.03	$2.05	$3.75	$3.83

    The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options and performance share units	1	—	1	—

4.    RESTRUCTURING ACTIVITIES AND IMPAIRMENT CHARGES

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

    Restructuring and Impairment Charges

    The following table provides a summary of the Company's pre-tax restructuring and impairment charges for the three and six months ended June 30, 2024 and 2023:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee separation costs	$8	$1	$14	$16
Asset impairment charges	$—	$5	$—	$5
Total restructuring and impairment charges	$8	$6	$14	$21

    The restructuring and impairment charges incurred for the three and six months ended June 30, 2024 were associated with various workforce reduction initiatives as the Company continued to restructure its organization. Of the total restructuring and impairment charges incurred during the three months ended June 30, 2024, $4 million, and $4 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring and impairment charges incurred during the six months ended June 30, 2024, $8 million and $6 million were recorded in cost of services and selling, general and administrative expenses, respectively.

    The restructuring and impairment charges incurred for the three and six months ended June 30, 2023 were primarily associated with various workforce reduction initiatives as the Company continued to restructure its organization. Additionally, during the three months ended June 30, 2023, the Company recorded an impairment charge for a corporate facility that was held for sale. All of the restructuring and impairment charges incurred during the three months ended June 30, 2023 were recorded in selling, general and administrative expenses. Of the total restructuring and impairment charges incurred during the six months ended June 30, 2023, $9 million and $12 million were recorded in cost of services and selling, general and administrative expenses, respectively.

    Charges for all periods presented were primarily recorded in the Company's DIS business.

    The restructuring liability as of June 30, 2024 and December 31, 2023, which is included in accounts payable and accrued expenses, was $16 million and $12 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

5.     BUSINESS ACQUISITIONS

    During the six months ended June 30, 2024, the Company completed acquisitions for an aggregate purchase price of $248 million (including contingent consideration initially estimated at $6 million), net of cash acquired, including the acquisitions discussed below. Of such amount, $30 million was prepaid during the twelve months ended December 31, 2023. In the Company's consolidated statement of cash flows for the six months ended June 30, 2024, such $30 million is included in business acquisitions, net of cash acquired, with a corresponding offset in other investing activities.

    The acquisitions preliminarily resulted in goodwill of $154 million, all of which is deductible for tax purposes. The acquisitions also preliminarily resulted in $95 million of customer-related intangible assets.

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

    Acquisition of select assets of PathAI Diagnostics

    On June 10, 2024, the Company acquired select assets of PathAI Diagnostics, a business that provides anatomic and digital pathology laboratory services, in an all-cash transaction for $100 million. Based on the preliminary purchase price allocation, which may be revised as additional information becomes available during the measurement period, the assets acquired and liabilities assumed primarily consist of $55 million of tax-deductible goodwill, $39 million of customer-related intangible assets, $17 million of finance lease assets (recorded in property, plant and equipment, net on the Company's consolidated balance sheet), $17 million of related finance lease liabilities (recorded in long-term debt on the Company's consolidated balance sheet), $17 million of operating lease assets, $17 million of operating lease liabilities, $4 million of additional property, plant and equipment, and $2 million of inventories. The intangible assets are being amortized over a useful life of 15 years.

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

    During June 2024, the Company entered into a definitive agreement to acquire select assets of the laboratory services business of Allina Health, which serves providers and patients in Minnesota and Wisconsin. The transaction, which is expected to close during the three months ended September 30, 2024, remains subject to customary closing conditions.

    Additionally, during June 2024, the Company entered into a definitive agreement to acquire select assets of the laboratory services business of OhioHealth, which serves providers and patients in Ohio. The transaction, which is expected to close during the three months ended September 30, 2024, remains subject to customary closing conditions.

    For details regarding the Company's 2023 acquisitions, see Note 6 to the audited consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

6.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2024	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$75	$75	$—	$—
Cash surrender value of life insurance policies	61	—	61	—
Total	$136	$75	$61	$—

Liabilities:
Deferred compensation liabilities	$141	$—	$141	$—
Contingent consideration	110	—	—	110
Total	$251	$—	$141	$110

Redeemable noncontrolling interest	$79	$—	$—	$79

		Basis of Fair Value Measurements
December 31, 2023	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$70	$70	$—	$—
Cash surrender value of life insurance policies	55	—	55	—
Available-for-sale debt securities	2	—	—	2
Total	$127	$70	$55	$2

Liabilities:
Deferred compensation liabilities	$131	$—	$131	$—
Contingent consideration	104	—	—	104
Total	$235	$—	$131	$104

Redeemable noncontrolling interest	$76	$—	$—	$76

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

    The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2023	$104
Purchases, additions and issuances	6
Settlements	(6)
Total fair value adjustments included in earnings - realized/unrealized	6
Balance, June 30, 2024	$110

    The $6 million net loss included in earnings associated with the change in the fair value of contingent consideration for

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

the six months ended June 30, 2024 is reported in other operating expense, net.

    Of the aggregate $110 million contingent consideration obligation as of June 30, 2024, $82 million and $28 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet. Of the aggregate $104 million contingent consideration obligation as of December 31, 2023, $99 million and $5 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet.

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of June 30, 2024, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of June 30, 2024 and December 31, 2023, the fair value of the Company’s debt was estimated at $4.3 billion and $4.6 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

7.    DEBT

    During the three months ended June 30, 2024, the Company repaid in full the outstanding indebtedness under the Company's $300 million of 4.25% senior notes which matured on April 1, 2024.

    The Company has $600 million of 3.50% senior notes due March 2025. The senior notes are included in current portion of long-term debt in the Company's June 30, 2024 consolidated balance sheet. Such notes were included in long-term debt in the Company's December 31, 2023 consolidated balance sheet. For further details, see Note 14 to the audited consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.

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

    As of June 30, 2024 and December 31, 2023, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	June 30, 2024	December 31, 2023
Long-term debt	$8	$13

(a) As of both June 30, 2024 and December 31, 2023, the entire balance is associated with remaining unamortized hedging adjustments on discontinued relationships.

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

    For the three and six months ended June 30, 2024 and 2023, the tax effects related to the deferred gains (losses) on cash flow hedges and net changes in available-for-sale debt securities were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

    Dividend Program

    During each of the first and second quarters of 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.75 per common share. During each of the four quarters of 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.71 per common share.

    Share Repurchase Program

    As of June 30, 2024, $1.0 billion remained available under the Company’s share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Share Repurchases

    For both the six months ended June 30, 2024 and 2023, the Company repurchased no shares of its common stock.

    Shares Reissued from Treasury Stock

    For the six months ended June 30, 2024 and 2023, the Company reissued 0.7 million shares and 0.9 million shares, respectively, from treasury stock under its Employee Stock Purchase Plan and its stock-based compensation program. For details regarding the Company's stock ownership and compensation plans, see Note 18 to the audited consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. As of June 30, 2024 and December 31, 2023, the redeemable noncontrolling interest was presented at its fair value. For further details regarding the fair value of the redeemable noncontrolling interest, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

10.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense	$88	$84	$175	$165
Amortization expense	29	28	58	54
Depreciation and amortization expense	$117	$112	$233	$219

Interest expense	$(47)	$(39)	$(96)	$(76)
Interest income	3	2	9	4
Interest expense, net	$(44)	$(37)	$(87)	$(72)

Interest paid	$61	$48	$105	$80
Income taxes paid	$115	$101	$118	$134

Accounts payable associated with capital expenditures	$31	$29	$31	$29
Dividends payable	$84	$81	$84	$81

Businesses acquired:
Fair value of assets acquired	$134	$703	$289	$734
Fair value of liabilities assumed	34	36	41	36
Fair value of net assets acquired	100	667	248	698
Merger consideration payable	6	(88)	—	(88)
Cash paid for business acquisitions	106	579	248	610
Less: Cash acquired	—	1	—	1
Business acquisitions, net of cash acquired	$106	$578	$248	$609

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$52	$57	$87	$101
    During the six months ended June 30, 2024 and 2023, other financing activities, net in the Company's consolidated statement of cash flows included changes in bank overdrafts, which are generally settled in cash in the short term, of $(38) million and $(26) million, respectively.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    In support of its risk management program, $73 million in letters of credit under the $525 million secured receivables credit facility were outstanding as of June 30, 2024, providing collateral for current and future automobile liability and workers’ compensation loss payments.

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

    The Company is subject to a putative class action entitled Cole, et al. v Quest Diagnostics Incorporated, which was filed in the U. S. District Court for the Eastern District of California, for allegedly conspiring with Facebook to track customers’ internet communications on Company web platforms without authorization, in violation of the California Invasion of Privacy Act and the California Confidentiality of Medical Information Act . The complaint alleged that the Company’s actions were an invasion of privacy and contributed to a loss of value in plaintiffs’ personally identifiable information. The Company moved to dismiss the case or, in the alternative, transfer venue to the U.S. District Court for New Jersey. Subsequently, plaintiffs filed an amended complaint, which the Company also moved to dismiss. The Company's motion to transfer the case was granted. The Company refiled its motion to dismiss with the New Jersey District Court, which was granted in part and denied in part.

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

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of June 30, 2024, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $5 million and $6 million as of June 30, 2024 and December 31, 2023, respectively.

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

    Reserves for general and professional liability claims matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $165 million and $173 million as of June 30, 2024 and December 31, 2023, respectively.

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

    As of June 30, 2024, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

    The following table is a summary of segment information for the three and six months ended June 30, 2024 and 2023. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangible assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2023 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues:
DIS business	$2,333	$2,268	$4,631	$4,527
All other operating segments	64	70	132	142
Total net revenues	$2,397	$2,338	$4,763	$4,669

Operating earnings (loss):
DIS business	$420	$410	$793	$784
All other operating segments	8	10	17	18
General corporate activities	(73)	(72)	(155)	(149)
Total operating income	355	348	655	653
Non-operating expense, net	(41)	(31)	(75)	(59)
Income before income taxes and equity in earnings of equity method investees	314	317	580	594
Income tax expense	(74)	(75)	(140)	(140)
Equity in earnings of equity method investees, net of taxes	—	7	8	12
Net income	240	249	448	466
Less: Net income attributable to noncontrolling interests	11	14	25	29
Net income attributable to Quest Diagnostics	$229	$235	$423	$437

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

13.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three and six months ended June 30, 2024 and 2023 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from payer customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions. The portfolios determined using the portfolio approach consist of the following groups of payer customers: healthcare insurers, government payers (Medicare and Medicaid programs), client payers and patients.

    For further details regarding revenue recognition in the Company's DIS business, see Note 3 to the audited consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.

    DS

    The Company’s DS businesses primarily satisfy their performance obligations and recognize revenues when delivery has occurred or services have been rendered.

    Net Revenue and Net Accounts Receivable by Payer Customer Type

    The approximate percentage of net revenue by type of payer customer was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Healthcare insurers:
Fee-for-service	36%	37%	36%	37%
Capitated	3	3	3	3
Total healthcare insurers	39	40	39	40
Government payers	11	12	12	12
Client payers	33	33	33	33
Patients (including coinsurance and deductible responsibilities)	14	12	13	12
Total DIS	97	97	97	97
DS	3	3	3	3
Net revenues	100%	100%	100%	100%

    The approximate percentage of net accounts receivable by type of payer customer was as follows:

	June 30, 2024	December 31, 2023

Healthcare Insurers	26%	24%
Government Payers	7	7
Client Payers	42	45
Patients (including coinsurance and deductible responsibilities)	22	20
Total DIS	97	96
DS	3	4
Net accounts receivable	100%	100%

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

14.    SUBSEQUENT EVENTS

    During July 2024, the Company entered into a definitive agreement to acquire all of the outstanding shares of LifeLabs Inc. and all of the partnership interests of BPC Lab Finance LP (collectively "LifeLabs") for a cash purchase price based on a value of approximately C$1.35 billion Canadian Dollars (approximately $985 million U.S. Dollars), including net debt, subject to customary purchase price adjustments. LifeLabs provides laboratory diagnostic information and digital health connectivity systems in Canada. The closing of the acquisition is subject to certain closing conditions, including obtaining consents from certain key customers of LifeLabs, obtaining clearance under the Competition Act (Canada), and there not being any notice or order in effect under the Investment Canada Act which prohibits closing. The transaction is expected to close by the end of 2024, subject to satisfaction of certain closing conditions and approvals, including receipt of the consents and closing conditions described above. The Company expects to fund the acquisition through cash on hand and debt.

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

Second Quarter Highlights

	Three Months Ended June 30,
	2024	2023
	(dollars in millions, except per share data)
Net revenues	$2,397	$2,338
DIS revenues	$2,333	$2,268
Revenue per requisition change	1.6%	(4.9)%
Requisition volume change	1.1%	0.2%
Organic requisition volume change	0.7%	(0.3)%
DS revenues	$64	$70
Operating income	$355	$348
Net income attributable to Quest Diagnostics	$229	$235
Diluted earnings per share	$2.03	$2.05
Net cash provided by operating activities	$360	$444
Capital expenditures	$92	$104

    For further discussion of the year-over-year changes for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, see "Results of Operations" below.

Acquisition of select assets of Lenco Diagnostic Laboratories, Inc. ("Lenco")

    On February 12, 2024, we acquired select assets of Lenco, an independent clinical diagnostic laboratory provider serving physicians in New York, in an all-cash transaction for $111 million. The acquired business is included in our DIS business.

Acquisition of select assets of PathAI Diagnostics

    On June 10, 2024, we acquired select assets of PathAI Diagnostics, a business that provides anatomic and digital pathology laboratory services, in an all-cash transaction for $100 million. The acquired business is included in our DIS business.

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

    For the six months ended June 30, 2024, we incurred $27 million of pre-tax charges in connection with restructuring and integration activities, including $14 million of employee separation costs, with the remainder primarily consisting of integration costs. Most of the charges will result in cash expenditures. Additional restructuring and integration charges may be incurred in future periods, including as we identify additional opportunities to achieve further savings and productivity improvements.

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

Results of Operations

    The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$2,333	$2,268	$65	2.8%	$4,631	$4,527	$104	2.3%
DS businesses	64	70	(6)	(8.8)	132	142	(10)	(6.9)
Total net revenues	$2,397	$2,338	$59	2.5%	$4,763	$4,669	$94	2.0%

Operating costs and expenses and other operating income:
Cost of services	$1,593	$1,546	$47	3.0%	$3,188	$3,106	$82	2.6%
Selling, general and administrative	416	416	—	—	856	855	1	0.1
Amortization of intangible assets	29	28	1	8.1	58	54	4	8.6
Other operating expense, net	4	—	4	NM	6	1	5	NM
Total operating costs and expenses, net	$2,042	$1,990	$52	2.6%	$4,108	$4,016	$92	2.3%

Operating income	$355	$348	$7	1.9%	$655	$653	$2	0.2%

Other income (expense):
Interest expense, net	$(44)	$(37)	$(7)	18.6%	$(87)	$(72)	$(15)	21.4%
Other income, net	3	6	(3)	NM	12	13	(1)	NM
Total non-operating expense, net	$(41)	$(31)	$(10)	NM	$(75)	$(59)	$(16)	NM

Income tax expense	$(74)	$(75)	$1	(0.9)%	$(140)	$(140)	$—	0.3%

Effective income tax rate	23.4%	23.5%			24.2%	23.5%

Equity in earnings of equity method investees, net of taxes	$—	$7	$(7)	(99.9)%	$8	$12	$(4)	(27.2)%

Net income attributable to Quest Diagnostics	$229	$235	$(6)	(2.4)%	$423	$437	$(14)	(3.1)%

Diluted earnings per common share attributable to Quest Diagnostics' common stockholders	$2.03	$2.05	$(0.02)	(1.0)%	$3.75	$3.83	$(0.08)	(2.1)%

NM - Not Meaningful

    The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues:
DIS business	97.3%	97.0%	97.2%	97.0%
DS businesses	2.7	3.0	2.8	3.0
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	66.5%	66.1%	67.0%	66.5%
Selling, general and administrative	17.4	17.8	18.0	18.3
Amortization of intangible assets	1.2	1.2	1.2	1.2
Other operating expense, net	0.1	—	0.1	—
Total operating costs and expenses, net	85.2%	85.1%	86.3%	86.0%

Operating income	14.8%	14.9%	13.7%	14.0%

    Operating Results

    Results for the three months ended June 30, 2024 were affected by certain items that on a net basis decreased diluted earnings per share by $0.32 as follows:

•pre-tax amortization expense of $29 million recorded in amortization of intangible assets, or $0.19 per diluted share;
•pre-tax charges of $10 million ($1 million recorded in cost of services and $9 million recorded in selling, general and administrative expenses), or $0.06 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business;
•pre-tax charges of $9 million recorded in equity in earnings of equity method investees, net of taxes, or $0.05 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; and
•pre-tax charges of $4 million ($1 million recorded in selling, general and administrative expenses and $3 million recorded in other operating expense, net), or $0.03 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $1 million recorded in income tax expense, or $0.01 per diluted share.

    Results for the six months ended June 30, 2024 were affected by certain items that on a net basis decreased diluted earnings per share by $0.64 as follows:

•pre-tax amortization expense of $58 million recorded in amortization of intangible assets, or $0.39 per diluted share;
•pre-tax charges of $27 million ($14 million recorded in cost of services and $13 million recorded in selling, general and administrative expenses), or $0.17 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business;
•pre-tax charges of $7 million ($1 million recorded in selling, general and administrative expenses and $6 million recorded in other operating expense, net), or $0.06 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; and
•pre-tax charges of $9 million recorded in equity in earnings of equity method investees, net of taxes, or $0.05 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $3 million recorded in income tax expense, or $0.03 per diluted share.

    Results for the three months ended June 30, 2023 were affected by certain items that on a net basis decreased diluted earnings per share by $0.25 as follows:

•pre-tax amortization expense of $28 million recorded in amortization of intangible assets, or $0.18 per diluted share;
•pre-tax charges of $7 million recorded in selling, general and administrative expenses, or $0.05 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $6 million recorded in selling, general and administrative expenses, or $0.04 per diluted share, primarily representing the impairment of a corporate facility that was held for sale; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $2 million recorded in income tax expense, or $0.02 per diluted share.

    Results for the six months ended June 30, 2023 were affected by certain items that on a net basis decreased diluted earnings per share by $0.51 as follows:

•pre-tax amortization expense of $54 million recorded in amortization of intangible assets, or $0.35 per diluted share;
•pre-tax charges of $26 million ($10 million recorded in cost of services and $16 million recorded in selling, general and administrative expenses), or $0.17 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business;
•pre-tax charges of $6 million recorded in selling, general and administrative expenses, or $0.04 per diluted share, primarily representing the impairment of a corporate facility that was held for sale, and
•pre-tax charges of $3 million recorded in equity in earnings of equity method investees, net of taxes, or $0.02 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $7 million recorded in income tax expense, or $0.07 per diluted share.

    Net Revenues

    Net revenues for the three months ended June 30, 2024 increased by 2.5% compared to the prior year period.

    DIS revenues for the three months ended June 30, 2024 increased by 2.8% compared to the prior year period.

    For the three months ended June 30, 2024:

•The increase in DIS revenues compared to the prior year period was driven primarily by growth in the base business (which excludes COVID-19 testing) and, to a lesser extent, the impact of recent acquisitions, partially offset by a decrease in COVID-19 testing. For the three months ended June 30, 2024, recent acquisitions contributed approximately 0.7% to DIS revenues.
•DIS volume increased by 1.1% compared to the prior year period driven primarily by growth in the base business and the impact of recent acquisitions, which contributed approximately 0.4% to DIS volume, partially offset by a decrease in COVID-19 testing.
•Revenue per requisition increased by 1.6% compared to the prior year period principally due to an increase in the number of tests per requisition and favorable test mix, partially offset by the impact of the decrease in COVID-19 testing and lower revenues associated with certain value-based arrangements.
•DIS revenues in the base business (including the impact of recent acquisitions) increased by 4.2% compared to the prior year period.
•Testing volume in the base business (including the impact of recent acquisitions) was up 1.7% compared to the prior year period.
•Revenue per requisition in the base business increased by 2.4% compared to the prior year period principally due to an increase in the number of tests per requisition and favorable test mix, partially offset by lower revenues associated with certain value-based arrangements.

    DS revenues for the three months ended June 30, 2024 decreased by 8.8% compared to the prior year period due to lower revenues associated with both our risk assessment services offered to insurers and our healthcare information technology businesses.

    Net revenues for the six months ended June 30, 2024 increased by 2.0% compared to the prior year period.

    DIS revenues for the six months ended June 30, 2024 increased by 2.3% compared to the prior year period.
    For the six months ended June 30, 2024:

•The increase in DIS revenues compared to the prior year period was driven primarily by growth in the base business (which excludes COVID-19 testing) and, to a lesser extent, the impact of recent acquisitions, largely offset by a decrease in COVID-19 testing. For the six months ended June 30, 2024, recent acquisitions contributed approximately 0.8% to DIS revenues.
•DIS volume increased by 1.4% compared to the prior year period driven primarily by growth in the base business and the impact of recent acquisitions, which contributed approximately 0.5% to DIS volume, partially offset by a decrease in COVID-19 testing.
•Revenue per requisition increased by 0.9% compared to the prior year period principally due to an increase in the number of tests per requisition and favorable test mix, partially offset by the impact of the decrease in COVID-19 testing.
•DIS revenues in the base business (including the impact of recent acquisitions) increased by 5.1% compared to the prior year period.
•Testing volume in the base business (including the impact of recent acquisitions) was up 2.5% compared to the prior year period.
•Revenue per requisition in the base business increased by 2.5% compared to the prior year period principally due to an increase in the number of tests per requisition and favorable test mix.

    DS revenues for the six months ended June 30, 2024 decreased by 6.9% compared to the prior year period due to lower revenues associated with both our risk assessment services offered to insurers and our healthcare information technology businesses.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    For the three months ended June 30, 2024, cost of services increased by $47 million compared to the prior year period. The increase was primarily driven by wage increases, higher supplies expenses and, to a lesser extent, the impact of recent acquisitions, partially offset by cost savings and productivity improvements from our Invigorate program.

    For the six months ended June 30, 2024, cost of services increased by $82 million compared to the prior year period. The increase was primarily driven by higher supplies expenses, wage increases, higher benefit costs and the impact of recent acquisitions, partially offset by cost savings and productivity improvements from our Invigorate program.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    SG&A for the three months ended June 30, 2024 was consistent with the prior year period. The impact of recent acquisitions was offset by lower benefit costs.

    SG&A for the six months ended June 30, 2024 was principally consistent with the prior year period. Increased depreciation expense and the impact of recent acquisitions was principally offset by lower marketing expenses and decreased benefit costs.

    The changes in the value of our deferred compensation obligations is largely offset by changes in the value of the associated investments, which are recorded in other income, net. For further details regarding our deferred compensation plans, see Note 18 to the audited consolidated financial statements included in our 2023 Annual Report on Form 10-K.

    Amortization Expense

    For the three and six months ended June 30, 2024, amortization expense increased by $1 million and $4 million, respectively, compared to the prior year periods, as a result of recent acquisitions.

    Other Operating Expense, Net

    Other operating expense, net includes miscellaneous income and expense items and other charges related to operating activities.

    For both the three and six months ended June 30, 2024, other operating expense, net primarily represents a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions.

    Interest Expense, Net

    For the three and six months ended June 30, 2024, interest expense, net increased by $7 million and $15 million, respectively, compared to the prior year periods primarily due to the issuance, during November 2023, of $750 million aggregate principal amount of 6.40% senior notes due 2033, partially offset by the repayment at maturity of our $300 million aggregate principal amount of 4.25% senior notes on April 1, 2024, and lower borrowings under our secured receivables credit facility.

    Other Income, Net

    Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the three and six months ended June 30, 2024, other income, net included $3 million and $12 million, respectively, of gains associated with investments in our deferred compensation plans.

    For the three and six months ended June 30, 2023, other income, net included $6 million and $13 million, respectively, of gains associated with investments in our deferred compensation plans.

    Income Tax Expense

    Income tax expense for the three months ended June 30, 2024 and 2023 was $74 million and $75 million, respectively.

    The effective income tax rate for the three months ended June 30, 2024 and 2023 was 23.4% and 23.5%, respectively. The effective income tax rate benefited from $1 million and $2 million of excess tax benefits associated with stock-based compensation arrangements for the three months ended June 30, 2024 and 2023, respectively.

    Income tax expense for the six months ended June 30, 2024 and 2023 was $140 million for both periods.

    The effective income tax rate for the six months ended June 30, 2024 and 2023 was 24.2% and 23.5%, respectively. The effective income tax rate benefited from $3 million and $7 million of excess tax benefits associated with stock-based compensation arrangements for the six months ended June 30, 2024 and 2023, respectively.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    Equity in earnings of equity method investees, net of taxes, decreased by $7 million for the three months ended June 30, 2024 compared to the prior year period primarily due to the three months ended June 30, 2024 including $9 million of net losses associated with changes in the carrying value of our strategic investments, partially offset by increased demand for testing services at our diagnostic information services joint venture.

    Equity in earnings of equity method investees, net of taxes, decreased by $4 million for the six months ended June 30, 2024 compared to the prior year period primarily due to the six months ended June 30, 2024 including $9 million of net losses associated with changes in the carrying value of our strategic investments, partially offset by increased demand for testing services at our diagnostic information services joint venture.

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

    As of June 30, 2024 and December 31, 2023, the fair value of our debt was estimated at approximately $4.3 billion and $4.6 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of June 30, 2024 and December 31, 2023, the estimated fair value was less than the carrying value of the debt by $147 million and $127 million, respectively. A hypothetical 10% increase in interest rates (representing 51 basis points and 50 basis points as of June 30, 2024 and December 31, 2023, respectively) would potentially reduce the estimated fair value of our debt by approximately $136 million and $139 million, respectively, as of June 30, 2024 and December 31, 2023.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either commercial paper rates for highly-rated issuers or the adjusted Term Secured Overnight Financing Rate ("Term SOFR"), plus a spread. Interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates and changes in our public debt ratings. As of June 30, 2024, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or the adjusted Term SOFR, plus a spread of 0.80%; and for our senior unsecured revolving credit facility, the adjusted Term SOFR, plus 1.00%. As of June 30, 2024, there were no borrowings outstanding under the secured receivables credit facility and there were no borrowings outstanding under the senior unsecured revolving credit facility.

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

    We regularly evaluate equity investments that do not have readily determinable fair values to determine if there are any indicators that the investments are impaired. The carrying value of our equity investments that do not have readily determinable fair values was $36 million as of June 30, 2024. In conjunction with the preparation of our June 30, 2024 financial statements, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2024	2023	Change
	(dollars in millions)
Net cash provided by operating activities	$514	$538	$(24)
Net cash used in investing activities	(413)	(840)	427
Net cash (used in) provided by financing activities	(516)	113	(629)
Net change in cash and cash equivalents and restricted cash	$(415)	$(189)	$(226)

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments with original maturities, at the time of acquisition, of three months or less. Cash and cash equivalents as of June 30, 2024 totaled $271 million, compared to $686 million as of December 31, 2023.

    As of June 30, 2024, approximately 14% of our $271 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the six months ended June 30, 2024 and 2023 was $514 million and $538 million, respectively. The $24 million decrease in net cash provided by operating activities for the six months ended June 30, 2024, compared to the prior year period, was primarily a result of the timing of cash collections, partially offset by the timing of cash payments.

    Days sales outstanding, a measure of billing and collection efficiency, was 50 days as of June 30, 2024, 50 days as of of December 31, 2023 and 47 days as of June 30, 2023.

    Cash Flows from Investing Activities

    Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $413 million and $840 million, respectively. This $427 million decrease in net cash used in investing activities for the six months ended June 30, 2024, compared to the prior year period, was primarily a result of decreased cash used for business acquisitions and, to a lesser extent, lower capital expenditures.

    Cash Flows from Financing Activities

    Net cash (used in) provided by financing activities for the six months ended June 30, 2024 and 2023 was $(516) million and $113 million, respectively. This $629 million change in net cash (used in) provided by financing activities for the six months ended June 30, 2024, compared to the prior year period, was primarily a result of the six months ended June 30, 2023 including $320 million of net borrowings under our secured receivables credit facility and the six months ended June 30, 2024 including the repayment in full of the outstanding indebtedness under our $300 million of 4.25% senior notes at maturity.

    During the six months ended June 30, 2024, there were no borrowings or repayments under our secured receivables credit facility and our senior unsecured revolving credit facility.

    During the six months ended June 30, 2023, we borrowed $1.0 billion under our secured receivables credit facility, $0.7 billion of which was repaid prior to June 30, 2023. Additionally, during the six months ended June 30, 2023, we borrowed $125 million under our senior unsecured revolving credit facility, which was repaid prior to June 30, 2023.

    Dividend Program

    During each of the first and second quarters of 2024, our Board of Directors declared a quarterly cash dividend of $0.75 per common share. During each of the four quarters of 2023, our Board of Directors declared a quarterly cash dividend of $0.71 per common share.

    Share Repurchase Program

    As of June 30, 2024, $1.0 billion remained available under our share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For both the six months ended June 30, 2024 and 2023, we repurchased no shares of our common stock.

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

    In conjunction with the preparation of our June 30, 2024 financial statements, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed.

    Requirements and Capital Resources

    We estimate that we will invest approximately $420 million during 2024 for capital expenditures, to support and grow our existing operations, principally related to investments in laboratory equipment and facilities, including laboratory automations and information technology to support our diagnostic offerings.

    We have $600 million of 3.50% senior notes due March 2025.

    Additionally, we have entered into definitive agreements to acquire LifeLabs, select assets of the laboratory services business of Allina Health, and select assets of the laboratory services business of OhioHealth. The acquisitions are expected to close during the second half of 2024. For further details, see Notes 5 and 14 to the interim unaudited consolidated financial statements.

    As of June 30, 2024, we had $1.2 billion of borrowing capacity available under our existing credit facilities, including $452 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings outstanding under either the secured receivables credit facility or the senior unsecured revolving credit facility as of June 30, 2024. In support of our risk management program, $73 million in letters of credit under the secured receivables credit facility were outstanding as of June 30, 2024.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of June 30, 2024, we were in compliance with all such applicable financial covenants.

    We believe that our cash and cash equivalents and cash from operations, together with our borrowing capacity under our credit facilities, will provide sufficient financial flexibility to fund seasonal and other working capital requirements, capital expenditures, debt service requirements and other obligations, cash dividends on common shares, share repurchases and additional growth opportunities, including acquisitions, for the foreseeable future. However, should it become necessary, we believe that our credit profile should provide us with access to additional financing in order to fund normal business operations, make interest payments, fund additional growth opportunities, including acquisitions, and satisfy upcoming debt maturities.

Forward-Looking Statements

    Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan”, "aim", or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, the complexity of billing, reimbursement and revenue recognition for clinical laboratory testing, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners, acquisitions and other factors discussed in our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including those discussed in the “Business,” “Risk Factors,” “Cautionary Factors that May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports.

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

    During the second quarter of 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    See Note 11 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 1A. Risk Factors

Our business and operations could be adversely impacted by the FDA's approach to regulation.

    The FDA has regulatory responsibility over, among other areas, instruments, software, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the United States. The FDA has publicly asserted authority over laboratory testing (LDTs) since the 1990s. A number of tests we develop internally are offered as LDTs. The FDA has claimed regulatory authority over all LDTs, but has stated that it has exercised enforcement discretion with regard to most LDTs performed by high complexity CLIA-certified laboratories.

    As the FDA moves to regulate more clinical laboratory testing, its approach to regulation is expected to impact industry practices and participants, new competitors may enter the industry, and competition may come in new forms. On May 6, 2024, the FDA published a final rule to broaden the definition of medical devices to include diagnostic tests and to regulate the laboratories that develop them. The final rule initiates a four-year period for a five-staged process of compliance with medical device regulations, certain FDA quality system requirements and for any required LDT submissions. We continue to evaluate the final rule and are working to ensure compliance with its requirements. Legal challenges have been made to the final rule that may vacate, change, delay or uphold the final rule. The final rule could also impact a revitalization and passage of legislation that authorizes the FDA to regulate LDTs by amending the Food, Drug and Cosmetic Act. However, the final rule requires compliance until such court determination or passage of such legislation.

    The final rule could have a significant impact on the clinical laboratory testing industry, while creating new avenues of opportunity and competition regarding clinical laboratory testing. New competitors may enter the industry, and competition may come in new forms. The final outcome and effects of the final rule on our business are still uncertain and difficult to predict.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the second quarter of 2024.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2024 – April 30, 2024
Share Repurchase Program (A)	—	$—	—	$1,035,913
Employee Transactions (B)	—	$—	N/A	N/A
May 1, 2024 - May 31, 2024
Share Repurchase Program (A)	—	$—	—	$1,035,913
Employee Transactions (B)	1,364	$143.16	N/A	N/A
June 1, 2024 – June 30, 2024
Share Repurchase Program (A)	—	$—	—	$1,035,913
Employee Transactions (B)	—	$—	N/A	N/A
Total
Share Repurchase Program (A)	—	$—	—	$1,035,913
Employee Transactions (B)	1,364	$143.16	N/A	N/A

(A)Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $13 billion of share repurchases of our common stock through June 30, 2024. The share repurchase authorization has no set expiration or termination date.

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

Item 5.    Other Information

    None.

Item 6.Exhibits

    Exhibits:

10.1*
Equity Purchase Agreement, dated July 2, 2024, by and among the Company and 1000923563 Ontario Inc., a subsidiary of the Company, and Borealis Infrastructure Corporation, a corporation incorporated under the federal laws of Canada, BPC Health Trust, a trust organized under the laws of the Province of Ontario, LifeLabs Inc., a corporation incorporated under the federal laws of Canada, and BPC Lab Finance LP, an Ontario limited partnership

22	Subsidiary Guarantors of Securities

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20240630.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20240630_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20240630_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20240630_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20240630_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Certain information contained in this exhibit, marked by [***], has been omitted because it (i) is not material and (ii) is the type of information that we treat as private or confidential.

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
July 24, 2024
Quest Diagnostics Incorporated

By	/s/ James E. Davis
James E. Davis
Chairman, Chief Executive Officer
and President

By	/s/ Sam A. Samad
Sam A. Samad
Executive Vice President and
Chief Financial Officer