Form 10-Q
period 2024-09-30
QUEST DIAGNOSTICS INC
filed 2024-10-23
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 15, 2024, there were outstanding 111,615,181 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$2,488	$2,295	$7,251	$6,964

Operating costs and expenses and other operating income:
Cost of services	1,677	1,541	4,865	4,647
Selling, general and administrative	448	380	1,304	1,235
Amortization of intangible assets	32	27	90	81
Other operating expense, net	1	5	7	6
Total operating costs and expenses, net	2,158	1,953	6,266	5,969

Operating income	330	342	985	995

Other income (expense):
Interest expense, net	(49)	(40)	(136)	(112)
Other income (expense), net	15	(3)	27	10
Total non-operating expense, net	(34)	(43)	(109)	(102)

Income before income taxes and equity in earnings of equity method investees	296	299	876	893
Income tax expense	(65)	(68)	(205)	(208)
Equity in earnings of equity method investees, net of taxes	6	6	14	18
Net income	237	237	685	703
Less: Net income attributable to noncontrolling interests	11	12	36	41
Net income attributable to Quest Diagnostics	$226	$225	$649	$662

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.01	$1.99	$5.80	$5.87

Diluted	$1.99	$1.96	$5.74	$5.79

Weighted average common shares outstanding:
Basic	112	112	111	112

Diluted	113	114	112	114

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$237	$237	$685	$703

Other comprehensive income (loss):
Foreign currency translation adjustment	1	(4)	(4)	1
Net deferred gain on cash flow hedges, net of taxes	3	—	3	—
Other comprehensive income (loss) income	4	(4)	(1)	1

Comprehensive income	241	233	684	704
Less: Comprehensive income attributable to noncontrolling interests	11	12	36	41
Comprehensive income attributable to Quest Diagnostics	$230	$221	$648	$663

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2024 AND DECEMBER 31, 2023
(unaudited)
(in millions, except per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$764	$686
Accounts receivable, net of allowance for credit losses of $29 and $27 as of September 30, 2024 and December 31, 2023, respectively	1,376	1,210
Inventories	184	190
Prepaid expenses and other current assets	299	286
Total current assets	2,623	2,372
Property, plant and equipment, net	2,093	1,816
Operating lease right-of-use assets	661	602
Goodwill	8,605	7,733
Intangible assets, net	1,716	1,166
Investments in equity method investees	125	135
Other assets	272	198
Total assets	$16,095	$14,022

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,313	$1,359
Current portion of long-term debt	603	303
Current portion of long-term operating lease liabilities	176	153
Total current liabilities	2,092	1,815
Long-term debt	5,648	4,410
Long-term operating lease liabilities	543	503
Other liabilities	891	876
Commitments and contingencies
Redeemable noncontrolling interest	80	76
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both September 30, 2024 and December 31, 2023; 162 shares issued as of both September 30, 2024 and December 31, 2023	2	2
Additional paid-in capital	2,332	2,320
Retained earnings	9,222	8,825
Accumulated other comprehensive loss	(15)	(14)
Treasury stock, at cost; 50 shares and 51 shares as of September 30, 2024 and December 31, 2023, respectively	(4,732)	(4,826)
Total Quest Diagnostics stockholders’ equity	6,809	6,307
Noncontrolling interests	32	35
Total stockholders’ equity	6,841	6,342
Total liabilities and stockholders’ equity	$16,095	$14,022

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$685	$703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	358	330
Provision for credit losses	4	—
Deferred income tax benefit	(21)	(39)
Stock-based compensation expense	61	58
Other, net	17	12
Changes in operating assets and liabilities:
Accounts receivable	(140)	(86)
Accounts payable and accrued expenses	(102)	(231)
Income taxes payable	31	—
Other assets and liabilities, net	(23)	(2)
Net cash provided by operating activities	870	745

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,781)	(611)
Capital expenditures	(302)	(336)
Other investing activities, net	37	—
Net cash used in investing activities	(2,046)	(947)

Cash flows from financing activities:
Proceeds from borrowings	1,846	1,703
Repayments of debt	(302)	(1,426)
Exercise of stock options	52	60
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(24)	(28)
Dividends paid	(247)	(234)
Distributions to noncontrolling interest partners	(35)	(41)
Other financing activities, net	(36)	(4)
Net cash provided by financing activities	1,254	30

Net change in cash and cash equivalents and restricted cash	78	(172)
Cash and cash equivalents and restricted cash, beginning of period	686	315
Cash and cash equivalents and restricted cash, end of period	$764	$143

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(unaudited)
(in millions)

For the Three Months Ended September 30, 2024		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, June 30, 2024	111	$2	$2,314	$9,080	$(19)	$(4,760)	$39	$6,656
Net income				226			10	236
Other comprehensive income, net of taxes					4			4
Dividends declared				(84)				(84)
Distributions to noncontrolling interest partners							(17)	(17)
Issuance of common stock under benefit plans			1			6		7
Stock-based compensation expense			19					19
Exercise of stock options	1		1			23		24
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans						(1)		(1)
Acquisition of additional ownership interest in subsidiary			(3)					(3)
Balance, September 30, 2024	112	$2	$2,332	$9,222	$(15)	$(4,732)	$32	$6,841

For the Nine Months Ended September 30, 2024		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2023	111	$2	$2,320	$8,825	$(14)	$(4,826)	$35	$6,342
Net income				649			32	681
Other comprehensive loss, net of taxes					(1)			(1)
Dividends declared				(252)				(252)
Distributions to noncontrolling interest partners							(35)	(35)
Issuance of common stock under benefit plans			(40)			60		20
Stock-based compensation expense			61					61
Exercise of stock options	1					52		52
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(6)			(18)		(24)
Acquisition of additional ownership interest in subsidiary			(3)					(3)
Balance, September 30, 2024	112	$2	$2,332	$9,222	$(15)	$(4,732)	$32	$6,841

The accompanying notes are an integral part of these statements.

For the Three Months Ended September 30, 2023		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, June 30, 2023	112	$2	$2,284	$8,566	$(16)	$(4,587)	$38	$6,287
Net income				225			11	236
Other comprehensive loss, net of taxes					(4)			(4)
Dividends declared				(80)				(80)
Distributions to noncontrolling interest partners							(11)	(11)
Issuance of common stock under benefit plans			1			4		5
Stock-based compensation expense			18					18
Exercise of stock options			(1)			13		12
Balance, September 30, 2023	112	$2	$2,302	$8,711	$(20)	$(4,570)	$38	$6,463

For the Nine Months Ended September 30, 2023		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2022	111	$2	$2,295	$8,290	$(21)	$(4,673)	$37	$5,930
Net income				662			37	699
Other comprehensive income, net of taxes					1			1
Dividends declared				(241)				(241)
Distributions to noncontrolling interest partners							(36)	(36)
Issuance of common stock under benefit plans	1		(40)			60		20
Stock-based compensation expense			58					58
Exercise of stock options			(1)			61		60
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)			(18)		(28)
Balance, September 30, 2023	112	$2	$2,302	$8,711	$(20)	$(4,570)	$38	$6,463

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

3.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$226	$225	$649	$662
Less: Earnings allocated to participating securities	1	2	3	4
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$225	$223	$646	$658

Weighted average common shares outstanding – basic	112	112	111	112
Effect of dilutive securities:
Stock options and performance share units	1	2	1	2
Weighted average common shares outstanding – diluted	113	114	112	114

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.01	$1.99	$5.80	$5.87
Diluted	$1.99	$1.96	$5.74	$5.79

    The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options and performance share units	—	1	1	—

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

    Restructuring and Impairment Charges

    The following table provides a summary of the Company's pre-tax restructuring and impairment charges for the three and nine months ended September 30, 2024 and 2023:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee separation costs	$7	$1	$21	$17
Asset impairment charges	—	—	—	5
Total restructuring and impairment charges	$7	$1	$21	$22

    The restructuring and impairment charges incurred for both the three and nine months ended September 30, 2024 were associated with various workforce reduction initiatives as the Company continued to restructure its organization. Of the total restructuring and impairment charges incurred during the three months ended September 30, 2024, $4 million and $3 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring and impairment charges incurred during the nine months ended September 30, 2024, $12 million and $9 million were recorded in cost of services and selling, general and administrative expenses, respectively.

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

    The restructuring liability as of September 30, 2024 and December 31, 2023, which is included in accounts payable and accrued expenses, was $16 million and $12 million, respectively.

5.     BUSINESS ACQUISITIONS

    During the nine months ended September 30, 2024, the Company completed acquisitions for an aggregate purchase price of $1.8 billion (including contingent consideration initially estimated at $6 million), net of cash acquired, including the acquisitions discussed below. Of such amount, $30 million was prepaid during the twelve months ended December 31, 2023. In the Company's consolidated statement of cash flows for the nine months ended September 30, 2024, such $30 million is included in business acquisitions, net of cash acquired, with a corresponding offset in other investing activities.

    The acquisitions preliminarily resulted in goodwill of $872 million, $590 million of which is deductible for tax purposes. See the table below for a preliminary summary of the assets acquired and liabilities assumed, which may be revised as additional information becomes available during the measurement period.

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

    Acquisition of LifeLabs

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    On August 23, 2024, the Company acquired all of the issued and outstanding common shares of LifeLabs Inc. and all of the partnership interests of BPC Lab Finance LP (collectively, "LifeLabs") in an all-cash transaction for approximately CAN $1.35 billion (approximately USD $1 billion), net of cash acquired. LifeLabs provides laboratory diagnostic information and digital health connectivity systems in Canada. The acquisition price is subject to a customary net working capital adjustment. The Company funded the acquisition with a portion of the net proceeds from the issuance of senior notes (see Note 7 for further details).

    Following the acquisition in August 2024, LifeLabs contributed $74 million to the Company's consolidated net revenues for the period ending September 30, 2024.

    The purchase price allocation in the table below is based upon a preliminary valuation and the Company's estimates and assumptions are subject to change within the measurement period as the valuation is finalized. Management is currently in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, certain other assets and liabilities, and the corresponding effect on the amount of goodwill.

    The fair value of the customer related intangible assets in the table below were determined using a multi-period excess earnings method, a form of the income approach, utilizing discount rates ranging from 13.0% to 14.0%. The fair value of the trade name intangible asset in the table below was determined using a relief from royalty method, utilizing a 12.0% discount rate.

    Pro Forma Combined Financial Information

    The following unaudited pro forma combined financial information reflects the consolidated statement of operations of the Company as if the acquisition of LifeLabs had occurred as of January 1, 2023. The pro forma information includes adjustments primarily related to the amortization of acquired intangible assets (see below), interest expense associated with debt of LifeLabs which was extinguished prior to the acquisition, interest expense associated with senior notes issued to fund the acquisition (see Note 7), the impact on depreciation expense of recording acquired property, plant and equipment at fair value (see below), and transaction costs related to the LifeLabs acquisition. The pro forma combined financial information does not include the estimated annual synergies expected to be realized upon completion of the integration of LifeLabs and therefore is not indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Pro forma net revenues	$2,588	$2,461	$7,700	$7,471

Pro forma net income attributable to Quest Diagnostics	$222	$225	$647	$661

Pro forma earnings per share attributable to Quest Diagnostics' common stockholders:
Basic	$1.97	$1.99	$5.78	$5.87
Diluted	$1.95	$1.97	$5.72	$5.79

    Acquisition of select assets of the outreach laboratory services business of Allina Health ("Allina")

    On September 16, 2024, the Company acquired select assets of the outreach laboratory services business of Allina, which serves providers and patients in Minnesota and Wisconsin, in an all-cash transaction for $230 million.

    Acquisition of the laboratory business of three physician groups in New York

    On September 30, 2024, the Company acquired the laboratory business of three physician groups in New York in an all-cash transaction for $300 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The acquisitions were accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed were recorded based on their estimated fair values as of the closing dates. The goodwill recorded primarily includes the expected synergies resulting from combining the operations of the acquired entity with those of the Company and the value associated with an assembled workforce and other intangible assets that do not qualify for separate recognition. All of the goodwill acquired in connection with the acquisitions has been allocated to the Company's DIS business (for further details regarding business segment information, see Note 12). The following table provides a preliminary summary of the assets acquired and liabilities assumed, which may be revised as additional information becomes available during the measurement period.

	LifeLabs	Laboratory Business of Three Physician Groups in New York	Select Assets of the Outreach Laboratory Services Business of Allina Health	Other Acquisitions (a)	Total

Cash and cash equivalents	$50	$—	$—	$—	$50
Accounts receivable	30	—	—	—	30
Other current assets	23	—	—	2	25
Property, plant and equipment	255	—	—	4	259
Finance lease assets (recorded in property, plant and equipment)	—	—	—	17	17
Operating lease right-of-use assets	67	—	—	17	84
Goodwill	300	243	175	154	872
Intangible assets	434	57	55	95	641
Other assets	36	—	—	—	36

Total assets acquired	1,195	300	230	289	2,014

Accounts payable and accrued expenses	67	—	—	—	67
Current portion of long-term operating lease liabilities	17	—	—	4	21
Finance lease liabilities (recorded in long-term debt)	—	—	—	17	17
Long-term operating lease liabilities	50	—	—	13	63
Other liabilities	8	—	—	7	15

Total liabilities assumed	142	—	—	41	183

Net assets acquired	$1,053	$300	$230	$248	$1,831

(a) Principally relates to the acquisitions of PathAI Diagnostics and Lenco.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The preliminary fair values of the acquired intangible assets are as follows:

	LifeLabs	Laboratory Business of Three Physician Groups in New York	Select Assets of the Outreach Laboratory Services Business of Allina Health	Other Acquisitions (a)	Total	Weighted Average Useful Life (in years)
Customer related	$335	$57	$55	$95	$542	15 - 25
Trade name	99	—	—	—	99	15
	$434	$57	$55	$95	$641

(a) Principally relates to the acquisitions of PathAI Diagnostics and Lenco.

    Except for the acquisition of LifeLabs (see above), supplemental pro forma combined financial information, and financial information subsequent to the acquisition close dates, has not been presented as the impact of the other acquisitions is not material to the Company's consolidated financial statements. Additionally, for such other acquisitions, it is impracticable to provide this financial information due to a variety of factors, including access to historical information and the operations of the acquirees being significantly integrated into the Company's cost structure shortly after the closing of the acquisitions.

    During June 2024, the Company entered into a definitive agreement to acquire select assets of the outreach laboratory services business of OhioHealth, which serves providers and patients in Ohio. The transaction closed during October 2024. See Note 14 for further discussion.

    During August 2024, the Company entered into a definitive agreement to acquire the outreach laboratory services business of University Hospitals, which serves providers and patients in Ohio. The transaction, which is expected to close in the fourth quarter of 2024, remains subject to customary closing conditions.

    For details regarding the Company's 2023 acquisitions, see Note 6 to the audited consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

6.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2024	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$79	$79	$—	$—
Cash surrender value of life insurance policies	64	—	64	—
Total	$143	$79	$64	$—

Liabilities:
Deferred compensation liabilities	$147	$—	$147	$—
Contingent consideration	113	—	—	113
Total	$260	$—	$147	$113

Redeemable noncontrolling interest	$80	$—	$—	$80

		Basis of Fair Value Measurements
December 31, 2023	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$70	$70	$—	$—
Cash surrender value of life insurance policies	55	—	55	—
Available-for-sale debt securities	2	—	—	2
Total	$127	$70	$55	$2

Liabilities:
Deferred compensation liabilities	$131	$—	$131	$—
Contingent consideration	104	—	—	104
Total	$235	$—	$131	$104

Redeemable noncontrolling interest	$76	$—	$—	$76

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

    The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2023	$104
Purchases, additions and issuances	6
Settlements	(6)
Total fair value adjustments included in earnings - realized/unrealized	9
Balance, September 30, 2024	$113

    The $9 million net loss included in earnings associated with the change in the fair value of contingent consideration for

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

the nine months ended September 30, 2024 is reported in other operating expense, net.

    Of the aggregate $113 million contingent consideration obligation as of September 30, 2024, $85 million and $28 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet. Of the aggregate $104 million contingent consideration obligation as of December 31, 2023, $99 million and $5 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet.

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of September 30, 2024, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of September 30, 2024 and December 31, 2023, the fair value of the Company’s debt was estimated at $6.3 billion and $4.6 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

7.    DEBT

    Long-term debt (including finance lease obligations) as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023

4.25% Senior Notes due April 2024	$—	$301
3.50% Senior Notes due March 2025	603	606
3.45% Senior Notes due June 2026	504	505
4.60% Senior Notes due December 2027	400	—
4.20% Senior Notes due June 2029	499	499
4.625% Senior Notes due December 2029	599	—
2.95% Senior Notes due June 2030	799	799
2.80% Senior Notes due June 2031	549	550
6.40% Senior Notes due November 2033	750	750
5.00% Senior Notes due December 2034	847	—
6.95% Senior Notes due July 2037	175	175
5.75% Senior Notes due January 2040	246	246
4.70% Senior Notes due March 2045	300	300
Other	17	7
Debt issuance costs	(37)	(25)
Total long-term debt	6,251	4,713
Less: Current portion of long-term debt	603	303
Total long-term debt, net of current portion	$5,648	$4,410

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    August 2024 Senior Notes Offering

    In August 2024, the Company completed a $1.85 billion senior notes offering, consisting of $400 million aggregate principal amount of 4.60% senior notes due December 2027 (the "2027 Senior Notes"), $600 million aggregate principal amount of 4.625% senior notes due December 2029 (the "2029 Senior Notes") and $850 million aggregate principal amount of 5.00% senior notes due December 2034 (the "2034 Senior Notes," and together with the 2027 Senior Notes and the 2029 Senior Notes, the "Senior Notes"). The Senior Notes were issued at an aggregate original issue discount of $4 million. The Senior Notes are unsecured obligations of the Company that rank equally with the Company's other senior unsecured obligations and they do not have a sinking fund requirement. The Company incurred $15 million of debt issuance costs associated with the issuance of the Senior Notes, which are included as a reduction of the carrying amount of the Senior Notes and which are being amortized over the terms of the related Senior Notes.

    The Company used a portion of the net proceeds from the Senior Notes offering to fund the purchase price and related transaction costs of the acquisition of LifeLabs (see Note 5). The Company expects to use the balance of the net proceeds from the offering for general corporate purposes, which may include the redemption or repayment of indebtedness, including the Company's 3.50% senior notes due March 2025.

    Repayment of Senior Notes

    During the nine months ended September 30, 2024, the Company repaid in full the outstanding indebtedness under the Company's $300 million of 4.25% senior notes which matured on April 1, 2024.

    3.50% Senior Notes due March 2025

    The Company has $600 million of 3.50% senior notes due March 2025. The senior notes are included in current portion of long-term debt in the Company's September 30, 2024 consolidated balance sheet. Such notes were included in long-term debt in the Company's December 31, 2023 consolidated balance sheet.

    Secured Receivables Credit Facility

    The Company is party to a $525 million secured receivables credit facility (the “Secured Receivables Credit Facility”). The entire facility can be used for borrowings. The facility includes an additional $75 million uncommitted accordion. During the three months ended September 30, 2024, the Company utilized the accordion to expand its total capacity under the facility to $600 million. For further discussion of the Secured Receivables Credit Facility, see Note 14 to the audited consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Maturities of Long-Term Debt

    As of September 30, 2024, long-term debt matures as follows:

Year Ending December 31,
Remainder of 2024	$—
2025	601
2026	501
2027	401
2028	1
Thereafter	4,789
Total maturities of long-term debt	6,293
Unamortized discount	(11)
Debt issuance costs	(37)
Fair value basis adjustments attributable to hedged debt	6
Total long-term debt	6,251
Less: Current portion of long-term debt	603
Total long-term debt, net of current portion	$5,648

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    During the three months ended September 30, 2024, the Company entered into forward-starting interest rate swap agreements with several financial institutions for a total notional amount of $500 million, which were accounted for as cash flow hedges. The agreements were entered into in order to hedge a portion of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates over a ten-year period related to an anticipated issuance of debt. In connection with the issuance of the Senior Notes these agreements were settled and the Company received $3 million. These gains are deferred in stockholders' equity, net of taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over a ten-year period.

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

    As of September 30, 2024 and December 31, 2023, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	September 30, 2024	December 31, 2023
Long-term debt	$6	$13

(a) As of both September 30, 2024 and December 31, 2023, the entire balance is associated with remaining unamortized hedging adjustments on discontinued relationships.

    During October 2024, the Company entered into various fixed-to-variable interest rate swap agreements to convert a portion of the Company's long-term debt into variable interest rate debt. See Note 14 for further details.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    For the three and nine months ended September 30, 2024 and 2023, the tax effects related to the deferred gains (losses) on cash flow hedges and net changes in available-for-sale debt securities were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

    Dividend Program

    During each of the first three quarters of 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.75 per common share. During each of the four quarters of 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.71 per common share.

    Share Repurchase Program

    As of September 30, 2024, $1.0 billion remained available under the Company’s share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For both the nine months ended September 30, 2024 and 2023, the Company repurchased no shares of its common stock.

    Shares Reissued from Treasury Stock

    For the nine months ended September 30, 2024 and 2023, the Company reissued 1.0 million shares and 1.1 million shares, respectively, from treasury stock under its Employee Stock Purchase Plan and its stock-based compensation program. For details regarding the Company's stock ownership and compensation plans, see Note 18 to the audited consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. As of September 30, 2024 and December 31, 2023, the redeemable noncontrolling interest was presented at its fair value. For further details regarding the fair value of the redeemable noncontrolling interest, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

10.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense	$93	$84	$268	$249
Amortization expense	32	27	90	81
Depreciation and amortization expense	$125	$111	$358	$330

Interest expense	$(58)	$(41)	$(154)	$(117)
Interest income	9	1	18	5
Interest expense, net	$(49)	$(40)	$(136)	$(112)

Interest paid	$62	$17	$167	$97
Income taxes paid	$61	$99	$179	$233

Accounts payable associated with capital expenditures	$35	$27	$35	$27
Dividends payable	$84	$81	$84	$81

Businesses acquired:
Fair value of assets acquired	$1,725	$2	$2,014	$736
Fair value of liabilities assumed	142	—	183	36
Fair value of net assets acquired	1,583	2	1,831	700
Merger consideration payable	—	—	—	(88)
Cash paid for business acquisitions	1,583	2	1,831	612
Less: Cash acquired	50	—	50	1
Business acquisitions, net of cash acquired	$1,533	$2	$1,781	$611

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$33	$42	$120	$143
    During the nine months ended September 30, 2024 and 2023, other financing activities, net in the Company's consolidated statement of cash flows included changes in bank overdrafts, which are generally settled in cash in the short term, of $(22) million and $15 million, respectively.

11.     COMMITMENTS AND CONTINGENCIES

    Letters of Credit

    The Company can issue letters of credit under its secured receivables credit facility and its $750 million senior unsecured revolving credit facility. For further discussion regarding the facilities, see Note 14 to the audited consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    In support of its risk management program, $73 million in letters of credit under the secured receivables credit facility were outstanding as of September 30, 2024, providing collateral for current and future automobile liability and workers’ compensation loss payments.

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

    In 2020, two putative class action lawsuits were filed in the U.S. District Court for New Jersey against the Company and other defendants with respect to the Company’s 401(k) plan. The complaint alleges, among other things, that the fiduciaries of the 401(k) plan breached their duties by failing to disclose the expenses and risks of plan investment options, allowing unreasonable administration expenses to be charged to plan participants, and selecting and retaining high cost and poor performing investments. In October 2020, the court consolidated the two lawsuits under the caption In re: Quest Diagnostics ERISA Litigation and plaintiffs filed a consolidated amended complaint. In May 2021, the court denied the Company's motion to dismiss the complaint. After discovery was completed, the Company filed a motion for summary judgment, which was granted.

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

    On January 10, 2024, ReproSource agreed to settle the Bickham case on a class-wide basis, and the settlement was approved by the District Court on July 25, 2024. The Company’s motion to stay the Trouville case was granted, and the plaintiff agreed to dismiss the case.

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

    As previously disclosed, in August 2011, the Company had received a subpoena from the U.S. Attorney for the Northern District of Georgia seeking various business records, including records related to the Company's compliance program, certain marketing materials, certain product offerings, and certain test ordering and other policies. The Company cooperated with the request. In 2021, a third amended complaint in a qui tam action filed in the U.S. District Court for the Northern District of Georgia was unsealed, which is related to the matter underlying the August 2011 subpoena. Both the U.S. Department of Justice and the State of Georgia declined to intervene in the action. The Company moved to dismiss the complaint and the complaint was dismissed without prejudice in August 2022. The relator subsequently filed a fourth amended complaint, which the Company has moved to dismiss. On August 23, 2024, the district court dismissed the complaint with prejudice. The realtor has filed a notice of appeal.

    The Company also received subpoenas from the U.S. Attorney for the District of New Jersey. The subpoenas seek various records relating to the Company’s relationship with the New York Giants and adherence to certain company policies and federal laws. The Company is cooperating with the investigation.

    The Company has also received subpoenas from the New York Attorney General’s Office that seek information about, among other things, the ordering and billing of certain test panels to Medicaid programs in New York. The Company is cooperating with the investigation.

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

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of September 30, 2024, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $4 million and $6 million as of September 30, 2024 and December 31, 2023, respectively.

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

    Reserves for general and professional liability claims matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $166 million and $173 million as of September 30, 2024 and December 31, 2023, respectively.

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

    As of September 30, 2024, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States. See Note 5 for a discussion of the Company's acquisition of LifeLabs during August 2024.

    The following table is a summary of segment information for the three and nine months ended September 30, 2024 and 2023. Segment asset information is not presented since it is not used by the CODM at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income (loss) for the segment. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangible assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2023 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues:
DIS business	$2,427	$2,228	$7,058	$6,755
All other operating segments	61	67	193	209
Total net revenues	$2,488	$2,295	$7,251	$6,964

Operating earnings (loss):
DIS business	$407	$392	$1,200	$1,176
All other operating segments	6	8	23	26
General corporate activities	(83)	(58)	(238)	(207)
Total operating income	330	342	985	995
Non-operating expense, net	(34)	(43)	(109)	(102)
Income before income taxes and equity in earnings of equity method investees	296	299	876	893
Income tax expense	(65)	(68)	(205)	(208)
Equity in earnings of equity method investees, net of taxes	6	6	14	18
Net income	237	237	685	703
Less: Net income attributable to noncontrolling interests	11	12	36	41
Net income attributable to Quest Diagnostics	$226	$225	$649	$662

13.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three and nine months ended September 30, 2024 and 2023 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from payer customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions. The portfolios determined using the portfolio approach consist of the following groups of payer customers: healthcare insurers, government payers (Medicare and Medicaid programs), client payers and patients.

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

    Net Revenue and Net Accounts Receivable by Payer Customer Type

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The approximate percentage of net revenue by type of payer customer was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Healthcare insurers:
Fee-for-service	38%	36%	37%	37%
Capitated	3	3	3	3
Total healthcare insurers	41	39	40	40
Government payers	13	12	12	12
Client payers	33	34	33	33
Patients (including coinsurance and deductible responsibilities)	10	12	12	12
Total DIS	97	97	97	97
DS	3	3	3	3
Net revenues	100%	100%	100%	100%

    The approximate percentage of net accounts receivable by type of payer customer was as follows:

	September 30, 2024	December 31, 2023

Healthcare Insurers	27%	24%
Government Payers	8	7
Client Payers	42	45
Patients (including coinsurance and deductible responsibilities)	20	20
Total DIS	97	96
DS	3	4
Net accounts receivable	100%	100%

14.    SUBSEQUENT EVENTS

    On October 13, 2024, the Company completed the previously announced acquisition of select assets of the outreach laboratory services business of OhioHealth, which serves providers and patients in Ohio, in an all-cash transaction for $200 million. The acquisition will be accounted for as a business combination. The Company is in the process of completing the preliminary purchase price allocation of the assets acquired and liabilities assumed.

    During October 2024, the Company entered into various fixed-to-variable interest rate swap agreements to convert a portion of the Company's long-term debt into variable interest rate debt. The aggregate notional amount of the interest rate swap agreements was $700 million.

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

Third Quarter Highlights

	Three Months Ended September 30,
	2024	2023
	(dollars in millions, except per share data)
Net revenues	$2,488	$2,295
DIS revenues	$2,427	$2,228
Revenue per requisition change	3.3%	(7.2)%
Requisition volume change	5.5%	(0.5)%
Organic requisition volume change	0.5%	(1.0)%
DS revenues	$61	$67
Operating income	$330	$342
Net income attributable to Quest Diagnostics	$226	$225
Diluted earnings per share	$1.99	$1.96
Net cash provided by operating activities	$356	$207
Capital expenditures	$106	$105

    For further discussion of the year-over-year changes for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, see "Results of Operations" below.

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

Acquisition of LifeLabs Inc. ("LifeLabs")

    On August 23, 2024, we completed the acquisition of LifeLabs in an all-cash transaction for approximately CAN $1.35 billion (approximately USD $1 billion). LifeLabs provides laboratory diagnostic information and digital health connectivity systems in Canada. The acquired business is included in our DIS business.

Acquisition of select assets of the outreach laboratory services business of Allina Health ("Allina")

    On September 16, 2024, we acquired select assets of the outreach laboratory services business of Allina, which serves providers and patients in Minnesota and Wisconsin, in an all-cash transaction for $230 million. The acquired business is included in our DIS business.

Acquisition of the laboratory business of three physician groups in New York

    On September 30, 2024, we acquired the laboratory business of three physician groups in New York in an all-cash transaction for $300 million. The acquired business is included in our DIS business.

    For further details, see Note 5 to the interim unaudited consolidated financial statements.

August 2024 Senior Notes Offering

    In August 2024, we completed a $1.85 billion senior notes offering, consisting of $400 million aggregate principal amount of 4.60% senior notes due December 2027 (the "2027 Senior Notes"), $600 million aggregate principal amount of 4.625% senior notes due December 2029 (the "2029 Senior Notes") and $850 million aggregate principal amount of 5.00% senior notes due December 2034 (the "2034 Senior Notes," and together with the 2027 Senior Notes and the 2029 Senior Notes, the "Senior Notes"). We used a portion of the net proceeds from the Senior Notes offering to fund the purchase price and related transaction costs of the acquisition of LifeLabs (see above for further details). We expect to use the balance of the net proceeds from the offering for general corporate purposes, which may include the redemption or repayment of indebtedness including our 3.50% senior notes due March 2025.

    For further details regarding our debt, see Note 7 to the interim unaudited consolidated financial statements.

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

    For the nine months ended September 30, 2024, we incurred $45 million of pre-tax charges in connection with restructuring and integration activities, including $21 million of employee separation costs, with the remainder including integration costs. Most of the charges will result in cash expenditures. Additional restructuring and integration charges may be incurred in future periods, including as we identify additional opportunities to achieve further savings and productivity improvements.

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

Results of Operations

    The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$2,427	$2,228	$199	9.0%	$7,058	$6,755	$303	4.5%
DS businesses	61	67	(6)	(7.9)	193	209	(16)	(7.2)
Total net revenues	$2,488	$2,295	$193	8.5%	$7,251	$6,964	$287	4.1%

Operating costs and expenses and other operating income:
Cost of services	$1,677	$1,541	$136	8.9%	$4,865	$4,647	$218	4.7%
Selling, general and administrative	448	380	68	17.8	1,304	1,235	69	5.5
Amortization of intangible assets	32	27	5	15.9	90	81	9	11.1
Other operating expense, net	1	5	(4)	NM	7	6	1	NM
Total operating costs and expenses, net	$2,158	$1,953	$205	10.5%	$6,266	$5,969	$297	5.0%

Operating income	$330	$342	$(12)	(3.3)%	$985	$995	$(10)	(1.0)%

Other income (expense):
Interest expense, net	$(49)	$(40)	$(9)	21.2%	$(136)	$(112)	$(24)	21.3%
Other income (expense), net	15	(3)	18	NM	27	10	17	NM
Total non-operating expense, net	$(34)	$(43)	$9	NM	$(109)	$(102)	$(7)	NM

Income tax expense	$(65)	$(68)	$3	(4.4)%	$(205)	$(208)	$3	(1.3)%

Effective income tax rate	21.9%	22.8%			23.4%	23.3%

Equity in earnings of equity method investees, net of taxes	$6	$6	$—	(14.8)%	$14	$18	$(4)	(22.6)%

Net income attributable to Quest Diagnostics	$226	$225	$1	0.5%	$649	$662	$(13)	(1.9)%

Diluted earnings per common share attributable to Quest Diagnostics' common stockholders	$1.99	$1.96	$0.03	1.5%	$5.74	$5.79	$(0.05)	(0.9)%

NM - Not Meaningful

    The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues:
DIS business	97.5%	97.1%	97.3%	97.0%
DS businesses	2.5	2.9	2.7	3.0
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	67.3%	67.2%	67.1%	66.7%
Selling, general and administrative	18.0	16.6	18.0	17.7
Amortization of intangible assets	1.3	1.2	1.2	1.2
Other operating expense, net	0.1	0.1	0.1	0.1
Total operating costs and expenses, net	86.7%	85.1%	86.4%	85.7%

Operating income	13.3%	14.9%	13.6%	14.3%

    Operating Results

    Results for the three months ended September 30, 2024 were affected by certain items that on a net basis decreased diluted earnings per share by $0.31 as follows:

•pre-tax amortization expense of $32 million recorded in amortization of intangible assets, or $0.21 per diluted share;
•pre-tax net charges of $18 million ($5 million recorded in cost of services and $15 million recorded in selling, general and administrative expenses, partially offset by a $2 million gain recorded in other operating expense, net), or $0.13 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business;
•pre-tax charges of $5 million ($1 million recorded in selling, general and administrative expenses and $4 million recorded in other operating expense, net), or $0.04 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; and
•pre-tax charges of $2 million recorded in equity in earnings of equity method investees, net of taxes, or $0.02 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; partially offset by
•a pre-tax gain of $8 million, recorded in other income (expense), net, or $0.06 per diluted share, representing a non-recurring gain associated with a foreign exchange forward contract utilized in conjunction with an acquisition, and
•$3 million of excess tax benefits associated with stock-based compensation arrangements, recorded in income tax expense, or $0.03 per diluted share.

    Results for the nine months ended September 30, 2024 were affected by certain items that on a net basis decreased diluted earnings per share by $0.96 as follows:

•pre-tax amortization expense of $90 million recorded in amortization of intangible assets, or $0.59 per diluted share;
•pre-tax net charges of $45 million ($19 million recorded in cost of services and $28 million recorded in selling, general and administrative expenses, partially offset by a $2 million gain recorded in other operating expense, net), or $0.31 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business;
•pre-tax charges of $12 million ($2 million recorded in selling, general and administrative expenses and $10 million recorded in other operating expense, net), or $0.10 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; and
•pre-tax charges of $11 million recorded in equity in earnings of equity method investees, net of taxes, or $0.07 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; partially offset by

•a pre-tax gain of $8 million, recorded in other income (expense), net, or $0.06 per diluted share, representing a non-recurring gain associated with a foreign exchange forward contract utilized in conjunction with an acquisition, and
•$6 million of excess tax benefits associated with stock-based compensation arrangements, recorded in income tax expense, or $0.05 per diluted share.

    Results for the three months ended September 30, 2023 were affected by certain items that on a net basis decreased diluted earnings per share by $0.26 as follows:

•pre-tax amortization expense of $27 million recorded in amortization of intangible assets or $0.18 per diluted share;
•pre-tax charges of $6 million ($2 million in cost of services and $4 million in selling, general and administrative expenses), or $0.05 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $5 million ($1 million in selling, general and administrative expenses and $4 million in other operating expense, net), or $0.04 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $2 million recorded in income tax expense, or $0.01 per diluted share.

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
•pre-tax charges of $11 million ($7 million in selling, general and administrative expenses and $4 million in other operating expense, net), or $0.08 per diluted share, primarily representing the impairment of a corporate facility that was sold and a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions, and
•pre-tax charges of $3 million in equity in earnings of equity method investees, net of tax, or $0.02 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; partially offset by
•excess tax benefits associated with stock-based compensation arrangements of $9 million recorded in income tax expense, or $0.08 per diluted share.

    Net Revenues

    Net revenues for the three months ended September 30, 2024 increased by 8.5% compared to the prior year period.

    DIS revenues for the three months ended September 30, 2024 increased by 9.0% compared to the prior year period.

    For the three months ended September 30, 2024:

•The increase in DIS revenues compared to the prior year period was driven primarily by organic growth and the impact of recent acquisitions. For the three months ended September 30, 2024, recent acquisitions contributed approximately 4.4% to DIS revenues.
•DIS volume increased by 5.5% compared to the prior year period primarily driven by the impact of recent acquisitions, which contributed approximately 5.0% to DIS volume.
•Revenue per requisition increased by 3.3% compared to the prior year period principally due to an increase in the number of tests per requisition and favorable test mix.

    DS revenues for the three months ended September 30, 2024 decreased by 7.9% compared to the prior year period due to lower revenues associated with both our risk assessment services offered to insurers and our healthcare information technology businesses.

    Net revenues for the nine months ended September 30, 2024 increased by 4.1% compared to the prior year period.

    DIS revenues for the nine months ended September 30, 2024 increased by 4.5% compared to the prior year period.
    For the nine months ended September 30, 2024:

•The increase in DIS revenues compared to the prior year period was driven primarily by organic growth in the base business (which excludes COVID-19 testing) and, to a lesser extent, the impact of recent acquisitions, partially offset by a decrease in COVID-19 testing. For the nine months ended September 30, 2024, recent acquisitions contributed approximately 2.0% to DIS revenues.
•DIS volume increased by 2.7% compared to the prior year period primarily driven by the impact of recent acquisitions, which contributed approximately 2.0% to DIS volume, and growth in the base business, partially offset by a decrease in COVID-19 testing.
•Revenue per requisition increased by 1.7% compared to the prior year period principally due to an increase in the number of tests per requisition and favorable test mix, partially offset by the impact of the decrease in COVID-19 testing.
•DIS revenues in the base business (including the impact of recent acquisitions) increased by 6.6% compared to the prior year period.
•Testing volume in the base business (including the impact of recent acquisitions) was up 3.6% compared to the prior year period.
•Revenue per requisition in the base business increased by 2.9% compared to the prior year period principally due to an increase in the number of tests per requisition and favorable test mix.

    DS revenues for the nine months ended September 30, 2024 decreased by 7.2% compared to the prior year period due to lower revenues associated with both our risk assessment services offered to insurers and our healthcare information technology businesses.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    For the three months ended September 30, 2024, cost of services increased by $136 million compared to the prior year period. The increase was primarily driven by the impact of recent acquisitions, wage increases, higher supplies expense, and lower performance-based compensation in the prior year period, partially offset by cost savings and productivity improvements from our Invigorate program.

    For the nine months ended September 30, 2024, cost of services increased by $218 million compared to the prior year period. The increase was primarily driven by the impact of recent acquisitions, wage increases, higher supplies expense, and lower performance-based compensation in the prior year period, partially offset by cost savings and productivity improvements from our Invigorate program.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    For the three months ended September 30, 2024, SG&A increased by $68 million compared to the prior period. The increase was primarily driven by the impact of recent acquisitions, lower performance-based compensation in the prior year period, and higher costs associated with changes in the value of our deferred compensation obligations.

    For the nine months ended September 30, 2024, SG&A increased by $69 million compared to the prior period. The increase was primarily driven by the impact of recent acquisitions, lower performance-based compensation in the prior year period, higher costs associated with changes in the value of our deferred compensation obligations and higher depreciation expense.

    The changes in the value of our deferred compensation obligations is largely offset by changes in the value of the associated investments, which are recorded in other income (expense), net. For further details regarding our deferred compensation plans, see Note 18 to the audited consolidated financial statements included in our 2023 Annual Report on Form 10-K.

    Amortization Expense

    For the three and nine months ended September 30, 2024, amortization expense increased by $5 million and $9 million, respectively, compared to the prior year periods, as a result of recent acquisitions.

    Other Operating Expense, Net

    Other operating expense, net includes miscellaneous income and expense items and other charges related to operating activities.

    For the three and nine months ended September 30, 2024 and 2023, other operating expense, net primarily represents losses associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions.

    Interest Expense, Net

    For the three and nine months ended September 30, 2024, interest expense, net increased by $9 million and $24 million, respectively, compared to the prior year periods primarily due to the issuance during November 2023 of $750 million aggregate principal amount of 6.40% senior notes due 2033 and the issuance during August 2024 of $1.85 billion of Senior Notes (see "Third Quarter Highlights" above for further details), partially offset by increased interest income (principally due to higher cash on hand) and lower borrowings under our secured receivables credit facility.

    Other Income (Expense), Net

    Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the three and nine months ended September 30, 2024, other income (expense), net included $6 million and $18 million, respectively, of gains associated with investments in our deferred compensation plans. Additionally, both periods included an $8 million gain associated with a foreign exchange forward contract utilized in conjunction with an acquisition.

    For the three and nine months ended September 30, 2023, other income (expense), net included $3 million of losses and $9 million of gains, respectively, associated with investments in our deferred compensation plans.

    Income Tax Expense

    Income tax expense for the three months ended September 30, 2024 and 2023 was $65 million and $68 million, respectively.

    The effective income tax rate for the three months ended September 30, 2024 and 2023 was 21.9% and 22.8%, respectively. The effective income tax rate benefited from $3 million and $2 million of excess tax benefits associated with stock-based compensation arrangements for the three months ended September 30, 2024 and 2023, respectively.

    Income tax expense for the nine months ended September 30, 2024 and 2023 was $205 million and $208 million, respectively.

    The effective income tax rate for the nine months ended September 30, 2024 and 2023 was 23.4% and 23.3%, respectively. The effective income tax rate benefited from $6 million and $9 million of excess tax benefits associated with stock-based compensation arrangements for the nine months ended September 30, 2024 and 2023, respectively.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    Equity in earnings of equity method investees, net of taxes, during the three months ended September 30, 2024 was principally consistent with the prior year period.

    Equity in earnings of equity method investees, net of taxes, decreased by $4 million for the nine months ended September 30, 2024 compared to the prior year period primarily due to the nine months ended September 30, 2024 including $11 million of losses associated with changes in the carrying value of our strategic investments, partially offset by increased demand for testing services at our diagnostic information services joint venture.

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

    As of September 30, 2024 and December 31, 2023, the fair value of our debt was estimated at approximately $6.3 billion and $4.6 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of September 30, 2024 and December 31, 2023, the estimated fair value was more than (less than) the carrying value of the debt by $32 million and $(127) million, respectively. A hypothetical 10% increase in interest rates (representing 32 basis points and 50 basis points as of September 30, 2024 and December 31, 2023, respectively) would potentially reduce the estimated fair value of our debt by approximately $178 million and $139 million, respectively, as of September 30, 2024 and December 31, 2023.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either commercial paper rates for highly-rated issuers or the adjusted Term Secured Overnight Financing Rate ("Term SOFR"), plus a spread. Interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates and changes in our public debt ratings. As of September 30, 2024, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or the adjusted Term SOFR, plus a spread of 0.80%; and for our senior unsecured revolving credit facility, the adjusted Term SOFR, plus 1.00%. As of September 30, 2024, there were no borrowings outstanding under the secured receivables credit facility and there were no borrowings outstanding under the senior unsecured revolving credit facility.

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

    We regularly evaluate equity investments that do not have readily determinable fair values to determine if there are any indicators that the investments are impaired. The carrying value of our equity investments that do not have readily determinable fair values was $37 million as of September 30, 2024. In conjunction with the preparation of our September 30, 2024 financial statements, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

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

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2024	2023	Change
	(dollars in millions)
Net cash provided by operating activities	$870	$745	$125
Net cash used in investing activities	(2,046)	(947)	(1,099)
Net cash provided by financing activities	1,254	30	1,224
Net change in cash and cash equivalents and restricted cash	$78	$(172)	$250

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments with original maturities, at the time of acquisition, of three months or less. Cash and cash equivalents as of September 30, 2024 totaled $764 million, compared to $686 million as of December 31, 2023.

    As of September 30, 2024, approximately 13% of our $764 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the nine months ended September 30, 2024 and 2023 was $870 million and $745 million, respectively. The $125 million increase in net cash provided by operating activities for the nine months ended September 30, 2024, compared to the prior year period, was primarily a result of lower income tax payments and lower performance-based compensation payments.

    Days sales outstanding, a measure of billing and collection efficiency, was 49 days as of September 30, 2024, 50 days as of of December 31, 2023 and 50 days as of September 30, 2023.

    Cash Flows from Investing Activities

    Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $2.0 billion and $947 million, respectively. This $1.1 billion increase in net cash used in investing activities for the nine months ended September 30, 2024, compared to the prior year period, was primarily a result of increased cash used for business acquisitions (see "Third Quarter Highlights" above for further details), partially offset by decreased capital expenditures.

    Cash Flows from Financing Activities

    Net cash provided by financing activities for the nine months ended September 30, 2024 and 2023 was $1.3 billion and $30 million, respectively. This $1.2 billion increase in net cash provided by financing activities for the nine months ended September 30, 2024, compared to the prior year period, was primarily a result of the issuance of $1.85 billion of Senior Notes during August 2024 (see "Third Quarter Highlights" above for further details). Such issuance was partially offset by the nine months ended September 30, 2024 including the repayment in full of the outstanding indebtedness under our $300 million of 4.25% senior notes at maturity and the nine months ended September 30, 2023 including $278 million of net borrowings under our secured receivables credit facility.

    During the nine months ended September 30, 2024, there were no borrowings or repayments under our secured receivables credit facility and our senior unsecured revolving credit facility.

    During the nine months ended September 30, 2023, we borrowed $1.6 billion under our secured receivables credit facility, $1.3 billion of which was repaid prior to September 30, 2023. Additionally, during the nine months ended September 30, 2023, we borrowed $125 million under our senior unsecured revolving credit facility, which was repaid prior to September 30, 2023.

    Dividend Program

    During each of the first three quarters of 2024, our Board of Directors declared a quarterly cash dividend of $0.75 per common share. During each of the four quarters of 2023, our Board of Directors declared a quarterly cash dividend of $0.71 per common share.

    Share Repurchase Program

    As of September 30, 2024, $1.0 billion remained available under our share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For both the nine months ended September 30, 2024 and 2023, we repurchased no shares of our common stock.

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

    In conjunction with the preparation of our September 30, 2024 financial statements, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed.

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

    Additionally, on October 13, 2024, we completed the acquisition of select assets of the outreach laboratory services business of OhioHealth in an all-cash transaction for $200 million. We have also entered into a definitive agreement to acquire select assets of the outreach laboratory services business of University Hospitals, which is expected to close in the fourth quarter of 2024. For further details, see Notes 5 and 14 to the interim unaudited consolidated financial statements.

    As of September 30, 2024, we had $1.3 billion of borrowing capacity available under our existing credit facilities, including $527 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings outstanding under either the secured receivables credit facility or the senior unsecured revolving credit facility as of September 30, 2024. In support of our risk management program, $73 million in letters of credit under the secured receivables credit facility were outstanding as of September 30, 2024.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of September 30, 2024, we were in compliance with all such applicable financial covenants.

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

    During the third quarter of 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    See Note 11 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 1A. Risk Factors

    Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 include a discussion of our risk factors. There have been no material changes in the risk factors described in those reports.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2024.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2024 – July 31, 2024
Share Repurchase Program (A)	—	$—	—	$1,035,913
Employee Transactions (B)	3,910	$142.65	N/A	N/A
August 1, 2024 - August 31, 2024
Share Repurchase Program (A)	—	$—	—	$1,035,913
Employee Transactions (B)	476	$149.75	N/A	N/A
September 1, 2024 – September 30, 2024
Share Repurchase Program (A)	—	$—	—	$1,035,913
Employee Transactions (B)	120	$155.70	N/A	N/A
Total
Share Repurchase Program (A)	—	$—	—	$1,035,913
Employee Transactions (B)	4,506	$143.75	N/A	N/A

(A)Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $13 billion of share repurchases of our common stock through September 30, 2024. The share repurchase authorization has no set expiration or termination date.

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

Name	Title	Type of Trading Arrangement	Security	Action	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Michael Deppe	SVP, Corporate Controller and Chief Accounting Officer	Rule 10b5-1 plan to sell	Common Stock	Adoption	August 8, 2024	August 8, 2024 to November 12, 2025*	Up to 18,755
Cathy Doherty	EVP, Regional Businesses	Rule 10b5-1 plan to sell	Common Stock	Adoption	August 27, 2024	August 27, 2024 to August 22, 2025*	Up to 43,558*
Michael Prevoznik	SVP, General Counsel	Rule 10b5-1 plan to sell	Common Stock	Adoption	August 30, 2024	August 30, 2024 to August 15, 2025*	Up to 43,314*

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

Item 6.Exhibits

    Exhibits:

3.1	Restated Certificate of Incorporation

3.2
Amended and Restated By-Laws of Quest Diagnostics Incorporated, as amended August 14, 2024 (filed as Exhibit 3.1 to the Company’s current report on Form 8-K (Date of Report: August 14, 2024) and incorporated herein by reference) (Commission File Number 001-12215)

4.1
Twenty-Third Supplemental Indenture, dated as of August 19, 2024, between the Company and the Bank of New York (filed as Exhibit 4.2 to the Company’s current report on Form 8-K (Date of Report: August 14, 2024) and incorporated herein by reference) (Commission File Number 001-12215)

4.2
Form of 4.600% Senior Note due 2027 (filed as Exhibit 4.3 to the Company’s current report on Form 8-K (Date of Report: August 14, 2024) and incorporated herein by reference) (Commission File Number 001-12215)

4.3
Form of 4.625% Senior Note due 2029 (filed as Exhibit 4.4 to the Company’s current report on Form 8-K (Date of Report: August 14, 2024) and incorporated herein by reference) (Commission File Number 001-12215)

4.4
Form of 5.000% Senior Note due 2034 (filed as Exhibit 4.5 to the Company’s current report on Form 8-K (Date of Report: August 14, 2024) and incorporated herein by reference) (Commission File Number 001-12215)

22	Subsidiary Guarantors of Securities

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20240930.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20240930_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20240930_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20240930_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20240930_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 23, 2024
Quest Diagnostics Incorporated

By	/s/ James E. Davis
James E. Davis
Chairman, Chief Executive Officer
and President

By	/s/ Sam A. Samad
Sam A. Samad
Executive Vice President and
Chief Financial Officer