Form 10-K
period 2024-12-31
QUEST DIAGNOSTICS INC
filed 2025-02-20
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [☐ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [☒]
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [☐]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [☐]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No      X
As of June 30, 2024, the aggregate market value of the approximately 111 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $15.2 billion, based on the closing price on such date of the registrant's Common Stock on the New York Stock Exchange.
As of January 31, 2025, there were outstanding 110,978,069 shares of the registrant’s common stock, $.01 par value.

Documents Incorporated by Reference	Part of Form 10-K into which incorporated
Document
Portions of the registrant's Proxy Statement to be filed by April 30, 2025	Part III
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

    The patients we serve annually comprise approximately one-third of the adult population of the United States, and over a three-year period, we serve approximately one-half of the adult population of the United States. We estimate that annually we serve approximately half of the physicians and half of the hospitals in the United States.

The Quest Way

    We operate our business and achieve our goals according to a clear set of principles we call “The Quest Way,” which consists of the following:

•Our Purpose, or why we exist, is to work together to create a healthier world, one life at a time.
•Our Strategy, or how we grow, is to provide solutions that serve the evolving needs of our customers, based on our high quality, innovative, convenient and affordable services.
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

    During 2024, we generated net revenues of $9.9 billion. Additional financial information concerning Quest Diagnostics for each of the years ended December 31, 2024, 2023 and 2022 is included in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and our consolidated financial statements and notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

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

OUR STRATEGY

    Our strategy aims to achieve two key goals: generate growth and optimize our operating efficiency. Our growth strategy focuses on continually developing solutions to meet the evolving needs of our customers. We help people make the best decisions to improve health by providing high quality, innovative, convenient and affordable diagnostic testing insights and services using our scale and extensive reach. We drive growth by:

•offering an industry-leading menu of testing and other services;
•collaborating with healthcare providers and partners to leverage our broad access;
•leveraging our data assets and services to improve population health and enable value-based care; and
•continuously improving our quality and efficiency by leveraging the Quest Management System and by embracing innovative technologies, such as automation and artificial intelligence ("AI").

    Our growth strategy is focused on our primary customer channels – physicians, hospitals, patients and consumers – supported by Advanced Diagnostics™ (defined below), strategic acquisitions, and continuous quality improvement.

Physicians

    We serve approximately half the physicians in the United States each year. We serve virtually all types of physicians from primary care physicians and internists to specialists, including rheumatologists, cardiologists, neurologists, and obstetricians/gynecologists. We also serve physicians associated with accountable care organizations (“ACOs”), and Federally Qualified Health Centers (“FQHCs”). Physicians determine which laboratory to recommend or use based on a variety of factors, but we believe that we provide the most attractive service offering in the industry, including the most comprehensive test menu, innovative test offerings, a positive customer experience, deep medical and scientific expertise, high quality, leading access and distribution, and data-powered integrated information-technology solutions.

Hospitals

    We believe that the growing market challenges faced by hospitals, including continued consolidation, price transparency, cost and utilization pressure, evolving healthcare payment models, capital needs, changing technology and limited resources, provide us with an opportunity to partner with them as they consider more effective ways to implement their laboratory testing strategy and drive demand for our expertise and services.

    We serve approximately half the hospitals in the United States each year in many ways, including:

•Serving as a hospital lab’s laboratory. In 2024, we generated over $1 billion in revenue from “reference testing,” where we perform testing that hospitals do not perform in their own in-hospital labs.
•Helping hospitals operate their labs more efficiently. In 2024, our Professional Laboratory Services offering generated approximately $800 million in revenues and management fees supporting hospitals in the operation of their own labs. Our key Professional Laboratory Services offerings include lab management outsourcing, test menu optimization and spend consolidation, supply chain management and providing, advanced data solutions.
•Acquiring outreach lab operations from hospitals. Quest looks for opportunities to acquire assets of outreach lab operations from hospitals whose in-house labs have expanded from supporting in-patients to supporting out-patients and ambulatory patients who see physicians that may or may not be employed or otherwise affiliated with the hospitals.

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

Patients and Consumers

    We have taken steps to be recognized as the consumer-friendly provider of choice of diagnostic information services. Patients increasingly expect their healthcare experiences to be consumer-centric, which includes being more transparent, accessible and convenient. Most patients have a choice when selecting a diagnostic testing provider, and our goal is to provide leading services in conveniently located patient service centers that can provide a comprehensive suite of testing services. Many of our 2,400 patient service centers are located inside large retail stores or in convenient retail settings. We continue to enhance our operations to improve the patient experience in these locations. For example, our "Schedule at Check In" capability encourages patients to make appointments, and our self-serve kiosks provide wait-time estimates for walk-in and standby patients and offer many language options. These improvements allow us to better manage demand and productivity and have reduced average wait times in the patient service centers. We also provide mobile phlebotomy services in many parts of the United States so patients who prefer an in-home blood draw may access our services for a fee.

    We work to improve our digital experience, from making it easier for patients and consumers to locate a patient service center and receive results on our MyQuest® patient healthcare portal to enabling providers to access their patients’ test result reports. We are also integrating the patient payment process into the digital customer experience, which improves the patient experience, provides greater pricing transparency, helps our patient concession rate and reduces demands on phlebotomists.

    As people are increasingly seeking to be more directly involved in and have more control over their health outcomes, we are seeking to meet this need. Our QuestHealth.com platform empowers health-minded consumers to purchase testing directly from us without first having to visit their doctor. Consumers who want to evaluate their health or monitor certain chronic conditions, such as diabetes or hepatitis, as well as those seeking privacy can use these self-directed options to identify and more frequently monitor health issues than their health plan or other payer may be willing to reimburse. We are enabling a third-party physician to review and place test orders and be available to consult with the consumer via a teleconsult about their test results. We also launched health coaching on our QuestHealth.com platform. Our QuestHealth™ offering reflects our belief that by building on the foundation of our strong consumer focus we can capture the growing opportunities presented by the growth of consumer-initiated testing and demand for expanded access to basic healthcare services.

    In 2024, we launched a new service that offers patients experiencing symptoms of several common genital tract infections the option to self-collect a swab specimen, aimed at increasing privacy, convenience and speed of testing. We also provide opportunities for companies with telehealth and retail business models to rebrand our testing and utilize our patient service centers to provide access.

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

    We are a leading provider of Advanced Diagnostics™ and provide an array of offerings across the spectrum, including in high growth areas such as Molecular Genomics and Oncology. We have a portfolio of oncology tests that includes traditional oncology screening and anatomic pathology, such as cervical cancer and skin cancer screening and diagnosis. We are also well positioned to take advantage of advances in next generation sequencing to grow our business in cancer and other disease state testing. This includes inherited genetics, newborn screening, and rare disease diagnosis, and solid tumor sequencing, such as to aid treatment selection and monitoring.

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

    We are also particularly focused on the rapidly growing areas of monitoring recurrence and therapy effectiveness. In 2023, we acquired Haystack Oncology, Inc. ("Haystack Oncology") a cancer testing company that has developed a highly sensitive testing technology for detecting minimal-residual disease (“MRD”) by circulating tumor DNA due to residual or recurring cancer. Circulating tumor DNA ("ctDNA") refers to DNA fragments shed by a solid tumor, such as colorectal or breast cancer, into the blood stream. We believe this acquisition strengthens our comprehensive oncology portfolio by positioning us well to compete in the higher-growth clinical area of ctDNA solid-tumor MRD testing. Since the acquisition, several organizations have used the Haystack Oncology MRD test in research, including for clinical trials. During 2024, we also developed the test as a clinical offering in anticipation of making it available to oncologists. In 2023, we also launched our QUEST AD-DETECT® test portfolio for assessing Alzheimer's disease risk using blood specimens, as opposed to testing by more costly or invasive methods, such as testing of cerebral spinal fluid by lumbar puncture. We continue to add new testing to this suite of services for assessing the risk of Alzheimer's Disease, including isoform and plasma testing for patients with cognitive impairment. In addition, our Autoimmune ANAlyzeR™ service helps primary care physicians comprehensively screen for autoimmune disorders to accelerate diagnosis and care by specialists.

Acquisitions and Capital Deployment

    Our strategy includes generating growth through value-creating, strategically aligned acquisitions using disciplined investment criteria. We screen potential acquisitions using guidelines that assess strategic fit and financial considerations, including value creation, return on invested capital and impact on our earnings. We endeavor to grow revenues each year by 1-2% through acquisitions. We will continue to invest in our business in a disciplined manner, including focusing on enhancing our solid foundation of strategic assets and capabilities. During 2024, we completed acquisitions for an aggregate purchase price of $2.2 billion. We acquired select assets of the outreach laboratory services business of Allina Health, which serves providers and patients in Minnesota and Wisconsin, as well as select assets of the outreach laboratory services business of OhioHealth and the outreach laboratory services business of University Hospitals, which each serve providers and patients in Ohio.

    In August 2024, we also acquired all of the issued and outstanding common shares of LifeLabs Inc. and all of the partnership interests of BPC Lab Finance LP (collectively, "LifeLabs"), which provides laboratory diagnostic information and digital health connectivity systems in Canada. During the full year of 2024, LifeLabs performed approximately 140 million laboratory tests to help diagnose, treat, monitor and prevent diseases for millions of Canadians. LifeLabs operates approximately 15 laboratories, over 350 collection centers in British Columbia, Ontario and Saskatchewan, and an extensive network of couriers and mobile phlebotomists. LifeLabs also partners with governments and companies to develop technologies and customized services.

    Our significant acquisitions in each of the last three years are further discussed in Note 6 to the audited consolidated financial statements (Part II, Item 8 of this Report).

    Acquisitions are part of our disciplined capital deployment framework, which also includes investment in our business, dividends and share repurchases and is grounded in maintaining an investment grade credit rating. We expect to return a majority of our free cash flow to stockholders through a combination of dividends and share repurchases. Consistent with that expectation, in January 2025, we announced that we increased our quarterly common stock cash dividend by approximately 6.7%, from $0.75 per common share to $0.80 per common share. This represents our 14th increase in the dividend since the beginning of 2012. For many years, we have maintained a common stock repurchase program. Since the beginning of 2012, we have returned approximately $7.7 billion to stockholders through repurchases of our common stock.

OUR STRENGTHS
Continuous Quality Improvement

    Our goal is to provide every patient and customer with services and products of superior quality. We strive to accomplish that through rigorous processes that we measure and seek to improve, and by using the Quest Management System, which provides best-in-class business performance tools to create and implement effective and sustainable quality processes. Our Quality Program includes policies and procedures to document, measure and monitor the effectiveness of our laboratory operations in providing and improving quality and meeting applicable regulatory requirements. The Quality Program is designed so that the quality of laboratory services is monitored objectively and evaluated systematically to deliver superior quality care, identify opportunities to improve patient care and resolve identified problems. To help achieve our goal of becoming recognized as the undisputed quality leader in the diagnostics information services industry, we have implemented our Quality System Framework, which serves as a reference guide for our employees and describes our Quality System Elements to provide the structure for each laboratory to achieve and maintain quality processes. We also have a robust Supplier Quality Program designed to help us ensure we have a high-quality supplier network and to raise the bar of quality expectations across that network.

Operating Efficiency

    We strive to enhance operational excellence and improve our efficiency across our value chain and operations, from the time that we first interact with a potential customer until the time we receive payment for our services. Improving our operations through standardization, optimization, digitization and automation can yield many benefits, including improving our quality and competitiveness, strengthening our foundation for growth, supporting our growth strategy, and increasing employee engagement, customer service and shareholder value. We are guided by a service dashboard that focuses throughout our operations on quality for consumers, healthcare providers and employees, including medical quality, on-time delivery, competitive costs and employee safety.

    Our cost excellence program, Invigorate, includes structured plans to drive savings and improve productivity across the value chain, including in such areas as patient services, logistics and laboratory operations, revenue services, information technology ("IT") and procurement. Our Invigorate program has consistently delivered 3% of annual cost savings and productivity improvements, which partly offset pressures from the current inflationary environment, including labor and benefit cost increases, and reimbursement pressures. We are leveraging automation and AI to improve productivity and improve quality across our entire value chain, not just in the laboratory. For example, in 2024, we advanced our use of automation in front-end specimen processing to include five of our labs, freeing more of our processors to focus on higher-order work. Other areas of focus include reducing denials and patient concessions, enhancing the digital experience, and selecting and retaining talent.

Organized to Drive Growth and Value

    We strive to strengthen our organizational capabilities to align around growth opportunities, coordinate business units for seamless execution and leverage our company-wide infrastructure to gain more capability, value and efficiency. The value creation side of our business includes product and commercial marketing and is organized by clinical franchise and focuses on customer solutions for the marketplace, including new test development and diagnostic insights. Our clinical franchises – Cardiometabolic, Endocrine, and Wellness, Drug Monitoring and Toxicology, Infectious Diseases and Immunology, Molecular Genomics and Oncology, Neurology, and Women’s and Reproductive Health – enable us to operate like a boutique laboratory while maintaining our scale advantages, and work with our research and development and commercial organizations to identify and deliver new and improved solutions. The value delivery side includes sales, laboratory operations, field operations, logistics and client services.

Assets and Capabilities that Deliver Value

    We collaborate with partners and customers across the healthcare ecosystem to help create a healthier world. The table below outlines some of the assets and capabilities that make us an attractive partner.

Assets and Capabilities
Connectivity	● Provide healthcare connectivity solutions to approximately 650,000 clinician and hospital accounts and interface with over 1,000 electronic health records systems
Data	● One of the world's largest databases of de-identifiable laboratory test results: >80 billion patient data points
Logistics	● Strong logistics capabilities • make >83,000 stops daily • approximately 5,000 courier vehicles • 18 aircraft serving the United States
Medical and Scientific Staff
● One of the largest medical and scientific staffs in the industry to provide interpretive consultation
• Approximately 850 M.D.s and Ph.D.s, many of whom are recognized leaders in their field
• Genetic counselors

Other Healthcare Professionals	● Approximately 25,000 phlebotomists, paramedics, nurses and other health and wellness professionals
Consumer Access	● Approximately 8,000 patient access points, including phlebotomists in physician offices, and an extensive patient service center network with approximately 2,400 locations, and mobile phlebotomy services
Health Plan Participation	● Access to over 90% of U.S. insured lives
Processing Volume	● Processed approximately 217 million test requisitions in 2024
Range of Testing	● Industry-leading test menu across clinical and pathology sub-specialty areas and diagnostic technologies
Patents	● Own or control approximately 1,200 issued and nearly 400 pending patents worldwide in 2024

Strong Relationships with Health Plans and Other Payers

    Most of the services we perform are paid for by third-party payers, including large national health plans, regional and local health plans and government payers, which includes Medicare and Medicaid. Through these payers, we estimate that we have access to over 90% of insured lives in the United States. We work with payers to reduce the cost of care, improve the customer experience and drive better outcomes for patients. We can strengthen our relationships with health plans and increase the volume of our services for their members by focusing on driving value and providing strong value propositions for members and physicians. For example, we build information platforms to help health plans manage utilization and population health, keep laboratory testing in network and provide an alternative to high-cost labs. We also offer extended care services to help close gaps in care designed to be attractive to payers.

Medical and Scientific Expertise

    We leverage our medical and scientific expertise and aspire to be a trusted authority in diagnostic medicine, provide insights and tools to support public and personal health, lead and facilitate scientific discussion and inspire innovation. Our medical and scientific experts regularly provide presentations, symposia and webinars regarding diagnostic testing and participate on scientific committees determining guidelines for diagnostic usage. They also publish research that demonstrates the clinical value and importance of diagnostic testing, including in connection with our research and development efforts, in peer-reviewed journals, textbooks and other publications. For over 30 years, the Company has published the Quest Diagnostics® Drug Testing Index,TM a series of reports on national workplace drug positivity trends based on the Company's employer workplace drug testing data, that is widely cited by employers, the federal government and the media to help identify and quantify drug abuse among the nation's workforce. The Company also publishes Quest Diagnostics® Health Trends,® a series of scientific reports that provide insights into health topics, based on analysis of objective clinical laboratory data, to empower better patient care, population health management and public health policy. In 2024, we published a Health Trends® report with the University of Alabama that suggests adherence to guideline-based laboratory testing and treatment of pregnant women for two of the most prevalent sexually transmitted infections is suboptimal in the United States, with potentially dire effects on maternal and newborn health.

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

Health Information Technology Solutions and Information Assets

    We have a history of providing leading IT for diagnostic information services, including for patients, physicians and healthcare organizations. We were the first national diagnostic information services provider to offer online patient appointment scheduling and a patient connectivity solution. Our MyQuest® patient healthcare portal, with more than 39 million registered users at year-end 2024, enables patients to manage healthcare and medical information for themselves and a circle of others, find a Quest Diagnostics location, schedule appointments, receive appointment reminders, assess whether their health plan is in-network and receive and archive their test results. Individuals can also use their smartphone or computer to order a consumer-initiated test from us at QuestHealth.com. Our connectivity platform enables providers to easily order tests and receive results from us from more than 1,000 electronic health records systems. We are expanding our use of digital and other technology tools to improve our customer experience for patients and providers.

    We also have significant information assets and offer a robust portfolio of powerful analytics that inspire action and deliver value to our customers. We offer an array of solutions based on data insights, including retrospective analytics solutions for physicians, hospitals, health plans, pharmaceutical companies and public health organizations. We believe these solutions can tap the potential of large amounts of clinical information to: enhance the customer experience; deliver more precise, comprehensive solutions and actionable information; provide increased and interactive insights and analytics; foster greater adherence to clinical and reimbursement guidelines; and advance the development of precision medicine. We believe that the breadth and depth of our data, combined with our powerful analytics capabilities, enables us to take advantage of important data-based opportunities in diagnostics, and provides us a competitive advantage.

Innovation

    We are a leading provider of innovation in diagnostic information services that help healthcare market participants care for their patients through better testing for predisposition, screening, monitoring, diagnosis, prognosis and treatment choices, and that can deliver high clinical value to the medical community and reduce the overall cost of healthcare. We develop and introduce new tests through our research and development operations. Our capabilities include discovery, technology development and clinical validation of diagnostic tests. We also partner with other developers of new technologies, services and tests to transfer their innovations to the marketplace, using our in-house expertise (e.g., strength in new service development and commercialization of testing services). These developers include large commercial manufacturers, the academic community, pharmaceutical and biotechnology firms, emerging medical technology companies, other laboratory companies and others that develop and commercialize novel diagnostics, pharmaceutical and device technologies. Given our expertise and broad U.S. network, we believe we are the distribution channel of choice for developers of new diagnostic information solutions. Our innovation strategy focuses on new services and solutions for unmet clinical needs that will improve patient care and outcomes as well as economic value for patients, health plans and other payers. Our research and development team includes leaders in a number of fields, including in genomics, genetics and bioinformatics, as well as in disease states, such as oncology, neurology, cardiometabolic disease and other disorders. We also maintain relationships with advisers and consultants who are leaders in key fields of science and medicine who advise us with our internal team of experts, complementing our expertise.

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

Artificial Intelligence

    We have a long history of using advanced technologies to automate processes, improve customer service, generate insights from lab and other data, improve the customer experience, and stimulate innovation. We use AI to help drive innovation and operational efficiency at Quest Diagnostics. AI helps improve the quality of our screening and diagnostic capabilities. For instance, in 2024, we extended our AI capabilities in microbiology to include the ability to segregate out specimens with no evidence of microbial growth so our medical scientists can concentrate on reviewing those with the greatest likelihood of disease. AI also helps improve our operating efficiency. We continue to broaden our use of AI in customer service to help our representatives access answers more quickly, improving their effectiveness and service quality.

    We are committed to using AI in an ethical, responsible and compliant way. We have implemented a formal AI governance oversight committee and established multiple AI safeguards to minimize risks associated with AI, including, but not limited to, expanded security and privacy measures, increased user access controls, employee and other end user training and certification, and standard operating procedures. Our AI program has been designed to comply with applicable laws, regulations and AI frameworks, and we strategically partner with external AI experts as needed to ensure we remain informed about the latest technological advancements in the industry. Over time, we believe generative AI will help us innovate and grow in a responsible manner while also enhancing customer and employee experiences and bring cost efficiencies. We intend to be at the forefront of the innovative, responsible and secure use of AI, including generative AI, in diagnostic information solutions.

A Commitment to Helping the Underserved

    As part of our commitment to create a healthier world, we, along with our Quest Diagnostics Foundation, launched an initiative to reduce health disparities in underserved communities in the United States through a combination of testing services, education programs, alliances and financial support. Since its inception, we have committed approximately $46 million to more than 80 programs launched across the United States and Puerto Rico, including supporting community workforce development, COVID-19 testing and vaccination events, wellness events, educating young students on healthy nutrition choices and expanding research and mentorship opportunities. Numerous undertakings demonstrate our commitment to FQHCs and the people they serve, including by providing free lab testing services. We are also looking at ways we can assist in addressing social determinants of health that can create barriers to healthcare for marginalized communities in the healthcare system.

BUSINESS OPERATIONS

    The Company is made up of two businesses: Diagnostic Information Services and Diagnostic Solutions. Our Diagnostic Information Services business develops and delivers diagnostic information services, providing insights from the results of our laboratory testing to empower people, physicians, and organizations to take action to improve health outcomes. Our Diagnostic Solutions group includes our risk assessment services business, which offers solutions for insurers, and our healthcare IT businesses, which offers solutions for healthcare providers and payers. Our services primarily are provided under the Quest Diagnostics brand, but we also provide services under other brands, including AmeriPath,® Dermpath Diagnostics,® ExamOne,® and Quanum.®

    We are a leading provider of diagnostic information services in the United States, where we conduct substantially all of our business. We see opportunities to bring our experience and expertise in diagnostic information services to markets outside the United States, including leveraging existing facilities to serve new markets. In August 2024, we acquired LifeLabs, which provides laboratory diagnostic information and digital health connectivity systems in Canada.

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

    Clinical laboratory testing, which can be characterized as routine, non-routine or advanced, generally is performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens, such as microbiology samples. Clinical laboratory tests which can be performed by most clinical laboratories are considered routine. Routine testing measures various important bodily health parameters such as the functions of the kidney, heart, liver, thyroid and other organs. Commonly ordered routine tests include blood chemistries, urinalysis, allergy tests and complete blood cell counts. Non-routine tests may require professional “hands-on” attention from highly-skilled technical personnel, generally require more sophisticated data analysis, technology, equipment or materials, may be performed less frequently than routine tests and may be reimbursed at higher levels than routine tests. It may not be practical, from a cost-effectiveness or infrastructure perspective, for many hospitals, ACOs, commercial laboratories or physician office laboratories to develop and perform a broad menu of non-routine tests or to perform low-volume non-routine testing in-house. Such tests generally are outsourced to a clinical testing laboratory that can perform these non-routine tests. Some non-routine tests are Advanced Diagnostics™, which includes certain procedures in the areas of molecular diagnostics (including next-generation sequencing), oncology, neurology, companion diagnostics and non-invasive pre-natal and other germline genetic testing.

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

    We offer broad access to clinical testing through a network of laboratories, including advanced laboratories as well as rapid response laboratories (smaller facilities where we can quickly perform an abbreviated menu of routine tests for customers that require rapid turnaround times). We operate 24 hours a day, 365 days a year. Our network also includes patient service centers, phlebotomists in physician offices, and our connectivity resources, including call centers and mobile phlebotomists, nurses and other health and wellness professionals. Our large in-house staff of medical and scientific experts, including medical directors, scientific directors, genetic counselors and board-certified geneticists, provide medical and scientific consultation to healthcare providers and patients regarding our tests and test results, and help them best utilize our services to improve outcomes and enhance satisfaction. We also provide testing (including anatomic pathology) services and medical director services at hospital laboratories.

    We are a leading provider of diagnostic information services, developing and delivering comprehensive offerings to help physicians manage patients across disease stages, from screening for early risk to treatment selection and monitoring to post-treatment evaluation. We have comprehensive test offerings in cardiometabolic and endocrine; cancer; clinical drug monitoring and toxicology; infectious disease, including autoimmune; neurology diagnostics, including Alzheimer’s disease;

and women’s health, including prenatal genetics. We strive to provide diagnostic solutions for emerging infectious diseases, and were the first commercial laboratory to introduce a test for the H5 avian flu virus based on a preparedness contract from the Centers for Disease Controls and Prevention (“CDC”). We also provide workplace drug testing services, testing urine, hair, and oral fluid specimens, and are certified by the U.S. Department of Health and Human Services (“HHS”) to perform drug testing using electronic custody and control forms for federally-mandated, safety-sensitive workers.

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

    We offer health IT solutions, including our products and national healthcare provider network, to help healthcare organizations and clinicians empower better health by leveraging the power of our significant information assets, including one of the world's largest databases of de-identifiable clinical lab results, and our technology prowess, including our history of providing leading IT for diagnostic information services. Our portfolio of offerings is designed to address analytic, clinical and financial needs. The solutions help healthcare organizations and clinicians analyze and put in context data, and enable them to connect across the healthcare system and engage with their stakeholders. They can enter, share and access clinical information without costly IT implementation or significant workflow disruption.

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

    We offer services to pharmaceutical companies, including clinical trials laboratory testing, population analytics and patient engagement services. We also develop laboratory tests for U.S. Food and Drug Administration (“FDA”) submissions as companion diagnostics and laboratory developed tests (“LDTs”) for complementary diagnostics, and offer an array of assets and services to support the development of companion diagnostics, including our robust data set and patient services network. In addition, we offer Quest Clinical Trials Connect™ to help accelerate clinical trials (and thus the speed of drugs to market) through better patient recruitment, involvement and management, and improved physician outreach.

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

    We also offer our award-winning Quanum® Enterprise Content Solutions™ for hospitals, to connect data to decision-making and help clinicians advance clinical and operational strategies. Healthcare organizations use Quanum® Enterprise Content Solutions™ at approximately 1,400 sites in North America.

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

Key Trends
Reimbursement pressure driven by The Protecting Access to Medicare Act of 2014 (“PAMA”)
Pursuant to PAMA, reimbursement rates for many clinical laboratory tests provided under Medicare were reduced during 2018 - 2020. Unfortunately, as a result of a flawed implementation of PAMA, the data collected did not accurately represent the laboratory market as required under PAMA. Independent laboratories were overrepresented, and hospitals and physician office laboratories were underrepresented, making the first round of PAMA cuts too extreme. The three years of cuts exceeded the original 10-year savings projections. PAMA calls for further revision of the Medicare Clinical Laboratory Fee Schedule (“CLFS”) for years after 2020, based on future surveys of market rates.

Congress has delayed cuts five times (2021 - 2025) and delayed 2019 data reporting six times (2020 - 2025). Reimbursement rate reduction from 2026-28 is capped by PAMA at 15% annually.

Congress reintroduced federal legislation in 2023 (the Saving Access to Laboratory Services Act), which would reform PAMA and create a true market-based CLFS.

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

Consumerization
Consumers are our customers. Increasingly, consumers are engaged and interested in, and empowered to manage and take direct responsibility for, their own healthcare. As a result, they are becoming more sophisticated in their understanding of their healthcare needs and their expectations of healthcare providers. In addition, consumers often are bearing increased financial responsibility for their healthcare (e.g., high deductible health plans; rising deductibles). In our experience, consumers are more focused on transparency, ease of doing business and better understanding diagnostics information services than they have been in the past. Consumers increasingly are demanding convenience and a superior and personalized experience relevant to their needs. During the COVID-19 pandemic, we saw consumers increase their use of telemedicine capabilities, increase their responsibility for their own healthcare (e.g., increased consumer-initiated testing; increased specimen self-collection) and increase their openness to new delivery channels (e.g., retail; convenient "pop-up" test centers). In addition, consumers are seeking prompt, direct access to their test results. Increasingly, consumers are motivated to find high quality service providers with strong digital experience delivery engines, accessible customer service and lower prices, like our Company. Our physician-ordered consumer-initiated testing offering is part of our response to this trend.

Prevention and wellness	We believe that the value of detection, prevention, wellness and personalized care is well recognized. Government agencies and other customers discussed herein increasingly focus on helping the healthy stay healthy, detecting symptoms among those at risk and providing preventative insight and care that helps avoid or reduce the negative impacts of a disease.

Medical innovation
Medical developments are creating new opportunities and new challenges while disrupting the healthcare environment. For example, digital pathology is a technology that we are currently deploying that may change the practice of pathology.

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

We also look for innovations and solutions that are more convenient, less invasive and more cost effective than currently available options. For instance, our QUEST AD-DETECT® test portfolio for assessing Alzheimer’s disease risk uses blood specimens, as opposed to testing by more costly or invasive methods, such as testing of cerebral spinal fluid by lumbar puncture. In 2023, we acquired Haystack Oncology, a cancer testing company that has developed a highly sensitive testing technology for detecting MRD due to residual or recurring cancer. We believe this acquisition strengthens our comprehensive oncology portfolio by positioning us well to compete in the higher-growth clinical area of ctDNA solid-tumor MRD testing.

We are collaborating with Universal DX and Mainz Biomed Partners, two biotech companies focused on colorectal cancer. The collaborations aim to combine innovative liquid biopsy screening technologies with our expertise and scale.

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

Centers for Medicare and Medicaid Services (“CMS”) has refreshed its strategy to address the national push toward value-based care for Medicare and Medicaid beneficiaries, and set goals for value-based reimbursement to be achieved. CMS has stated that the Medicare Sharing Savings Program for ACOs is a critical component of CMS' vision to drive high-quality, person-centered care and promote affordability and sustainability of the Medicare program. CMS has stated that its goal is for all people in traditional Medicare to be in an ACO by 2030, and is adopting policies to drive growth in ACO participation.

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

New industry entrants with extensive resources (e.g., private equity firms) may make acquisitions or expand into our traditional areas of operations.

Healthcare utilization	Healthcare utilization in the United States has fluctuated based on a number of factors. These factors include, without limitation, the economy, healthcare benefits design, patients delaying medical care, increased consumer financial responsibility for, interest in and control of their healthcare, and efforts by non-governmental third-party payers, including health plans, to reduce utilization of and reimbursement for clinical testing services.
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

Legislative, regulatory and policy environment
Government oversight of and attention to the healthcare industry in the United States is significant and increasing; healthcare payment reform and cost transparency are significant issues. The FDA has regulatory responsibility over, among other areas, instruments, software, test systems, collection kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the United States. The FDA also regulates drugs-of-abuse testing for employers and insurers, testing for blood bank purposes and testing of donors of human cells for purposes such as in vitro fertilization. We offer companion diagnostic testing services to pharmaceutical companies that are regulated by the FDA. As of May 6, 2024, the FDA announced it was phasing out its general enforcement discretion approach so that LDTs manufactured by a laboratory will generally fall under the same enforcement approach as medical devices.

A number of advanced tests we develop internally are offered as LDTs. Pursuant to the FDA’s decision to remove enforcement discretion with regard to most LDTs performed by high complexity CLIA-certified laboratories like ours, all new and significantly modified previously offered laboratory tests that do not benefit from continued enforcement discretion will have to comply with the Food, Drug and Cosmetic Act (the "FDCA") over a four-year, five-stage process. Compliance with the FDCA includes, among other things, new quality system regulations and premarket authorization. One major area of the continued FDA enforcement discretion will apply to many tests that were offered for clinical use prior to May 6, 2024 and that do not afterwards undergo certain material modifications.

The removal of enforcement discretion for LDTs could result in a revitalization and passage of legislation or other Congressional action. The current FDA policy to remove enforcement discretion and/or new legislation is expected to have a significant impact on the clinical laboratory testing industry, including regulating LDTs in new ways, while creating new avenues of opportunity and competition regarding clinical laboratory testing.

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
Healthcare services delivery
Healthcare delivery is moving out of hospitals, clinician offices and other traditional locations into new settings, such as outpatient, retail, consumer-focused, telemedicine and home settings. This dynamic offers new opportunities (e.g., mobile phlebotomy services) and challenges for healthcare providers. We are seeking opportunities to provide diagnostic information services to healthcare providers and consumers.

    We believe that these changing market fundamentals will benefit lower-cost, high-value providers like Quest, and that we are well positioned to grow from the changing market conditions and benefit from the long-term growth expected in the industry.

Customer Channels

    We provide diagnostic information services to a broad range of customers within our primary customer channels of physicians, hospitals, and patients and consumers. While in many cases, the individual that orders our services is not responsible for paying for these services, consumers are more frequently requesting and paying for tests themselves. Increasingly, patients are bearing greater responsibility for some portion of the payment for the services we provide to them, even if a third party is primarily responsible for payment. In the table below, we provide a summary of our different customer channels. For more information on our growth strategy supporting these customer channels, see above under the heading “Our Strategy".

Customer Channels
Physicians, including those associated with ACOs and FQHCs
Physicians and physician assistants requiring diagnostic information services for patients are the primary referral source for our services. For more information see "Our Strategy --Physicians".

There has been a marked increase in the number of physician practices owned by hospitals and other companies. There also has been a notable increase in some branches of medicine of the establishment of very large "rolled-up" physician practice groups. Hospitals that own physician practices may encourage or require the practices to refer outreach testing to the hospital's affiliated laboratory. Large specialty physician groups may encourage their members to refer testing to other members of the group or to a lab owned by the large physician group. In each case, referrals to independent diagnostic services providers may be reduced.

We also serve physicians associated with ACOs and FQHCs. An ACO is a network of providers and facilities that share financial risk in providing or arranging for the provision of healthcare. ACO members collaborate to provide coordinated, high-quality care to their patients; ACOs may manage the health of a population group, exercise operational and financial control over providers across the continuum of care, and function as a payer. Increasingly, ACOs are focusing on driving improvement in healthcare through value-based services arrangements, and to influence reimbursement for healthcare delivery. For example, ACOs may be encouraged to consider exclusive arrangements with healthcare providers, or to limit service providers. The Medicare Sharing Savings Program for ACOs is a critical component of CMS' vision to drive high-quality, person-centered care and promote affordability and sustainability of the Medicare program. CMS sponsors two additional programs for ACOs, has stated that its goal is for all people in traditional Medicare to be in an ACO by 2030, and is adopting policies to drive growth in ACO participation. We believe that our experience with value-based arrangements with other payers positions us as a strong partner for ACOs. In addition, we believe that our extended care experience and population health capabilities are attractive to ACOs.

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

We are taking advantage of opportunities to work with these providers, not only to offer new access partners and new access points for our services (e.g., our collaboration with Safeway), but also to grow our business by expanding our service offerings (e.g., our collaborations with CVS and Walmart).

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

Health Plans, Government Agencies and Other Payers

    Most of the services we perform are paid for by third-party payers, including large national health plans, managed care organizations and other health insurance providers, regional and local health plans and government payers, which includes Medicare and Medicaid. These customers typically reimburse us as a contracted (or out-of-network) provider for services rendered to their members. In certain locations, health plans may delegate to Independent Physician Associations (“IPAs”) or other alternative delivery systems (e.g., physician organizations, ACOs, patient-centered medical homes) the ability to negotiate for diagnostic information services on behalf of certain members. Increasingly, these customers are interested in value-based arrangements. Health plans and IPAs often require that diagnostic information services providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing such services through capitated payment arrangements. Under capitated payment arrangements, we provide services at a predetermined monthly reimbursement rate for each covered member, generally regardless of the number or cost of services provided by us. Under some capitated programs, we may provide certain services on a negotiated fee-for-service basis. Reimbursement under programs that do not provide for capitated payments is typically negotiated on a fee-for-service basis. Reimbursement from our five largest health plans totaled approximately 20%, and no one health plan accounted for 10%, of our consolidated net revenues in 2024. Health plans typically negotiate directly or indirectly with a number of diagnostic information services providers, and represent approximately one-half of our total clinical testing volume and approximately 40% of our net revenues from diagnostic information services.

    There has been a trend of consolidation among health plans. Some health plans also have narrowed their provider networks. In addition, some health plans have established "preferred provider" networks within their broader networks (e.g., UnitedHealthcare's Preferred Lab Network), in effect distinguishing among contracted providers. We are also sometimes a member of a “complementary network.” A complementary network generally is a set of contractual arrangements that a third party maintains with various providers that provide discounted fees for the benefit of its customers. A member of a health plan may choose to access a provider not contracted directly by their health plan but contracted with a complementary network. In such instance, the provider will be reimbursed at a rate negotiated by the complementary network. We offer to health plans services and programs that leverage our Company's expertise and resources, including our superior patient access, comprehensive test menu, medical staff, data, IT solutions, and wellness and population health management capabilities. For the last few years, our Company has had access to a very high percentage of the insured lives in the United States, including very strong access in key high-population states. We believe that this strong access increases our attractiveness to other customer channels, including physicians, patients and employers.

    We also provide services on a fee-for-service basis to federal, state and local governmental agencies. Historically, most Medicare and Medicaid beneficiaries were covered under the traditional Medicare and Medicaid programs administered by the federal government. Over the last several years, the federal government has expanded its contracts with private health insurance plans for Medicare beneficiaries and has encouraged such beneficiaries to switch from the traditional programs to the private programs, called “Medicare Advantage” programs. There has been growth of health insurance providers offering

Medicare Advantage programs and of beneficiary enrollment in these programs. States also have mandated that Medicaid beneficiaries enroll in private managed care arrangements. We also provide additional services to and in conjunction with government agencies across the United States. For example, in 2024, we were awarded several contracts by the CDC to support testing and sustained laboratory readiness for two emerging infectious diseases. The arrangements will support the preparedness for certain viruses by ensuring a national commercial laboratory provider is able to quickly supplement public health laboratories in the event there is an infectious disease outbreak in people.

Competition

    While there has been consolidation in the diagnostic information services industry in recent years, which we expect to continue, our industry remains fragmented and highly competitive. We primarily compete with three types of clinical testing providers: other commercial clinical laboratories, including smaller regional and local commercial clinical laboratories and specialized advanced laboratories; hospital-affiliated laboratories; and physician-office laboratories. Our largest commercial clinical laboratory competitor is Laboratory Corporation of America Holdings, Inc. We also compete with other providers, including large physician group practices and providers of consumer-initiated testing. In anatomic pathology, we compete with anatomic pathology practices, including those in academic institutions and large physician group practices, and providers of emerging digital pathology solutions. Some physician practices establish their own histology laboratory capabilities and/or bring pathologists into their practices, thereby reducing referrals from these practices and increasing the competitive position of these practices.

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

    We believe that providing the most attractive service offering in the industry, including the most comprehensive test menu, innovative test offerings, a positive customer experience, deep medical and scientific expertise, high quality, leading access and distribution, and data-powered integrated IT solutions provide us with a competitive advantage. We believe that as a large diagnostic information services provider we can serve our customers more effectively due to our larger network and lower cost structure. In addition, market activity may increase the competitive environment.

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

GENERAL

    Human Capital Management. In 2023 we introduced The Quest Way, which has three core components: Our Purpose: why we exist; our Strategy: how we grow; and our Culture: how we work. Our focus on delivering across The Quest Way drives our approach to human capital management. Effectively managing our human capital resources is a priority with key components that include culture, safety and well-being programs, and employee engagement, and attracting, training, development and succession planning. Our Board of Directors oversees our human capital management, including by receiving management reports on key areas, strategies, and initiatives. Additional information about our human capital management strategies and initiatives is available in our annual corporate responsibility report.

    As of December 31, 2024, we have approximately 56,000 employees globally (including LifeLabs’ approximately 6,600), of whom approximately 45,000 are full-time and the remainder are part-time or on-call. Our employee population is more diverse than the U.S. workforce, taken as a whole. Approximately 70% of our employees globally are women (including approximately 75% at LifeLabs); approximately 50% of our global team are diverse. A majority of our employees work directly with our customers or in our laboratories. Fewer than 1% of our U.S. employees are represented by a union. We believe that our overall relations with our employees are good.

    Culture. We foster a strong culture, built on our Code of Ethics, which reinforces our commitment to integrity and aligns with our Purpose and brand. In 2023, we introduced The Quest Way and the 5Cs of Culture —Customer First, Care, Curiosity, Collaboration and Continuous Improvement—to define the behaviors we value and aspire to, every day. The 5Cs are integrated into our daily management practices, including recognition, training and performance reviews, to encourage all employees to embody the 5Cs in their daily activities.

    We understand the need to create an environment where employees can bring their whole selves to work, and our philosophy embodies our commitment to promote inclusion and diversity by consistently inviting new perspectives and exploring new experiences. We aim to harness the unique mix of capabilities, talents, cultures, beliefs and experience of our employees and create a workforce that feels comfortable sharing these perspectives. We focus on Culture, Talent and Community across the entire talent lifecycle and prioritize supporting all employees throughout their careers at Quest. We continue to prioritize our leadership training programs supporting early careerists, mid-career managers and senior executives. Additionally, we launched a council comprised of leaders from our Employee Business Networks to offer regular feedback to organizational leaders on opportunities to further enhance our culture.

    Our Quest Management System, supports our effort to maintain a focus on high performance. We also focus on building and maintaining a collaborative, diverse and inclusive culture in which all employees are empowered to raise and discuss difficult issues and are valued for their strengths, experience and unique perspectives. We encourage our employees to actively participate in their communities, and support their participation, through our Employee Business Networks and Matching Gift Program. Our Everyday Excellence program elevates our focus on the 5C of Customer First through guiding principles for our entire organization to support a superior customer experience and inspire employees to be their best every day, with every person and with every customer interaction; the program is integrated into frontline employee behavioral standards. Our Recognition Quest Program reinforces our commitment to recognize above and beyond contributions and to demonstrating how much we value, care for and appreciate one another by regularly celebrating and rewarding one another as we work together.

    Safety and Well-Being. The health and safety of our employees is of paramount concern. We use a systematic, risk-based approach to develop tailored incident prevention and response programs designed to keep our employees safe in each of our diverse functional areas and use data insights and a detailed audit program to foster the effectiveness of our programs. We have a comprehensive curriculum of annual safety training, as well as training for new employees. As part of our comprehensive and competitive compensation and benefits program, we also offer innovative initiatives to support the well-being of our employees and their families through our HealthyQuest™ program. The cornerstone of HealthyQuest™ is our Blueprint for Wellness® program, which empowers our employees and their spouses and partners with health insights based on lab and biometric data and invites them each year to take the initiative to improve their physical and mental health. We also offer comprehensive medical and mental health plans. For example, our mental health support service, launched in 2022, is widely used among our employees and their dependents. HealthyQuest™ focuses on prevention, progression and reversal, through which we offer a HealthyQuest™ Employee Business Network and intervention programs designed to engage employees in managing their health, including access to medical expertise and support programs tailored to their individual needs, helping them to adopt healthier behaviors and access better care at lower costs. These programs include customized programs for conditions such as type 2 diabetes management, chronic kidney disease, cardiovascular disease, specialty drugs, weight management, zero-cost lab testing, and special support for orthopedic surgery and for cancer and other serious diagnoses.

    Engagement. Actively listening to our employees is fundamental to Quest’s culture. We have always sought to foster the engagement of our employees and take action to improve the employee experience, through the use of regular employee insight surveys. Employee engagement has been a metric in the annual incentive plan for our executive officers since 2013. Since 2020, our strategy for gathering employee feedback utilizes more frequent employee insight surveys. This approach is designed to build an agile culture, based on continuous feedback that fuels ongoing conversations about priorities, performance, opportunities and growth, to result in a higher performing organization and committed employees. To gain deeper insights, we expanded our 2024 program to include a culture insights survey, providing an enterprise-wide view of the employee experience in relation to our Purpose and the 5Cs. This is complemented by team-level insights from our employee insights, and lifecycle surveys for new hire and departing staff. In addition, we hold regular monthly meetings among hundreds of company leaders to foster increased communication across the company regarding topics of concern to employees.

    Attracting, Training, Development and Succession Planning. We have a strong program designed to attract a diverse, qualified work force that will assist us to achieve our business goals. For example, we are partnering with universities and specialized healthcare schools to help build our pipeline of expertise in medical technology, cytology and histology, and we have teamed up with a third-party phlebotomy training program to train and certify phlebotomist candidates who can join our ranks upon graduation. We provide training on a wide array of topics to our employees through live and online formats, including opportunities that can be accessed through their mobile devices. We also offer a number of development opportunities for our employees through a robust library of offerings in our Learning Management System, EMPower. We also offer mentoring and education programs, including a higher education tuition assistance program, My Quest for Education. Among participants in the My Quest for Education program, 52% have received promotions and 34% have made lateral career moves. In 2024, we introduced INSPIRE, a frontline development program focused on enhancing service excellence for our customer-facing employees. In addition, we provide leadership training opportunities for employees at all levels, including a manager essentials curriculum, our Leading Quest Supervisor and Manager Core program, our director-level Leading Quest for Business Impact program, Financial Acumen for Business Leaders, leadership coaching programs and trainings to strengthen critical leadership skills. We also deliver a number of programs tailored to specific functions to drive a high-performance culture and sharpen the capabilities needed to lead our organization (e.g., programs focused on Commercial, Finance, Pathology, R&D, and Product Development). Quest’s robust talent review and succession planning process assesses current and future organizational needs in combination with the capabilities and aspirations of our employees to ensure we have the right talent, in the right roles, at the right time. For leaders, we have robust succession plans and leverage several inputs, inclusive of formal assessments, to inform customized development plans.

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

    We have accreditation or licenses for our clinical laboratory operations from various regulatory agencies or accrediting organizations, such as CMS, The College of American Pathologists (“CAP”) and certain states. All of our laboratories participate in external quality surveillance programs, including proficiency testing programs administered by CAP and several state agencies. CAP is an independent, nongovernmental organization of board-certified pathologists approved by CMS to inspect clinical laboratories to determine compliance with the standards required by the Clinical Laboratory Improvement Act (“CLIA”). CAP offers an accreditation program to which clinical laboratories may voluntarily subscribe. All of our major laboratories, including our laboratories outside the United States, a number of our rapid response laboratories, and our biorepository facility are accredited by the CAP. Accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program. In addition, some of our laboratories also have International Organization for Standardization (ISO) certification for their quality management systems. For example, in 2023, we achieved ISO 14001 certification for our Cleveland HeartLab and laboratory facility in Chantilly, VA. ISO 14001 is an internationally recognized management system that leverages leadership involvement and employee engagement to help organizations ensure compliance with regulatory standards, improve their environmental performance, provide a competitive advantage and gain the trust of stakeholders, and achieve strategic goals by incorporating environmental issues into business management.

    We maintain a robust Supplier Quality Program designed to ensure a high-quality supplier network and to raise the bar of quality expectation across that network. We expect suppliers to provide the highest quality products and services and to embrace an ethic of transparent quality collaboration. In our Supplier Quality Program, we aim to ensure and improve the quality of purchased products and services. Our suppliers are expected to operate under quality management principles that meet industry standards, strive for zero defect manufacturing, use statistical analysis to reduce variation and meet applicable regulatory standards. In choosing suppliers, we evaluate their quality systems and quality performance metrics. Our supplier qualification process is risk-based, with assessments and on-site audits based on risk tiers and supplier quality management system compliance. Contracts with our suppliers include specific quality, compliance, and change management provisions as appropriate. We use supplier quality engineers who are trained to audit on ISO standards and FDA regulations applicable to suppliers’ processes, and a procurement engineering team to assist with qualification and validation of new supplies and products. We actively manage supplier performance, utilizing a problem reporting and resolution process designed to drive to root cause and corrective actions. We maintain a continuous improvement dialogue with our suppliers, and with operationally critical suppliers deliver a supplier scorecard that supports continuous improvement.

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

    Part B of the Medicare program contains fee schedule payment methodologies for clinical testing services performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. Historically, the Medicare Clinical Laboratory Fee Schedule and the Medicare Physician Fee Schedule established under that program have been subject to change, including each year. Pursuant to PAMA, reimbursement rates for many clinical laboratory tests provided under Medicare were reduced during 2018 - 2020. Unfortunately, as a result of a flawed implementation of PAMA, the data collected did not accurately represent the laboratory market as required under PAMA. Independent laboratories were overrepresented, and hospitals and physician office laboratories were underrepresented, making the first round of PAMA cuts too extreme. The three years of cuts exceeded the original 10-year savings projections.

PAMA calls for further revision of the Medicare CLFS for years after 2020, based on future surveys of market rates. Congress has delayed cuts five times (2021 - 2025) and delayed 2019 reporting six times (2020 - 2025). Reimbursement rate reduction from 2026-28 is capped by PAMA at 15% annually. Congress reintroduced federal legislation in 2023 (the Saving Access to Laboratory Services Act), which would reform PAMA and create a true market-based CLFS.

REGULATION

We are subject to extensive and frequently changing laws and regulations in the United States (at both the federal and state levels) and other jurisdictions in which we conduct business, and to government inspections and audits.

Key Regulatory Schemes
CLIA and State Clinical Laboratory Licensing
CLIA regulates the operations of virtually all clinical laboratories, including our laboratories in the United States, requiring that they be certified by the federal government and that they comply with various technical, operational, personnel and quality requirements intended to ensure that the services provided are accurate, reliable and timely.

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

FDA	The FDA has regulatory responsibility over, among other areas, instruments, software, test systems, collection kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the United States. The FDA also regulates drugs-of-abuse testing for employers and insurers, testing for blood bank purposes and testing of donors of human cells for purposes such as in vitro fertilization. We offer companion diagnostic testing services to pharmaceutical companies that are regulated by the FDA. As of May 6, 2024, the FDA announced it was phasing out its general enforcement discretion approach so that LDTs manufactured by a laboratory will generally fall under the same enforcement approach as medical devices.

A number of advanced tests we develop internally are offered as LDTs. Pursuant to the FDA’s decision to remove enforcement discretion with regard to most LDTs performed by high complexity CLIA-certified laboratories like ours, all new and significantly modified previously offered laboratory tests that do not benefit from continued enforcement discretion will have to comply with the FDCA over a four-year, five-stage process. Compliance with the FDCA includes, among other things, new quality system regulations and premarket authorization. One major area of the continued FDA enforcement discretion will apply to many tests that were offered for clinical use prior to May 6, 2024 and that do not afterwards undergo certain material modifications.

The removal of enforcement discretion for LDTs could result in a revitalization and passage of legislation or other Congressional action. The current FDA policy to remove enforcement discretion and/or new legislation is expected to have a significant impact on the clinical laboratory testing industry, including regulating LDTs in new ways, while creating new avenues of opportunity and competition regarding clinical laboratory testing.
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
Privacy and Security of Health and Personal Information
We are subject to laws and regulations regarding protecting the security and privacy of certain healthcare and personal information, including, but not limited to: (a) the federal Health Insurance Portability and Accountability Act and the regulations thereunder, which establish (i) a complex regulatory framework including requirements for safeguarding protected health information and (ii) comprehensive federal standards regarding the uses and disclosures of protected health information; (b) state laws (e.g., California) and similar laws in other states; and (c) laws outside the U.S., including the European Union's General Data Protection Regulation, Canada’s Personal Information Protection and Electronic Documents Act and provincial health privacy laws, and similar laws in other jurisdictions. We may be subject to penalties for non-compliance and may be required to notify individuals or state, federal or county governments if we discover certain breaches of personal information or protected health information.

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
• Statements of beneficial ownership of our equity securities filed by our directors, officers and others under Section 16 of the Exchange Act

    We also maintain a Corporate Responsibility webpage that provides information about our corporate responsibility program, including our efforts related to community giving, governance and sustainability and our annual Corporate Responsibility Report.

www.QuestDiagnostics.com/our-company/corporate-responsibility provides information about our corporate responsibility program.
Information Available at Our Corporate Responsibility Webpage
• Corporate Responsibility Reports	• Quest Diagnostics Foundation
• Information about our corporate political contributions	• Sustainability
• Corporate responsibility resources	• Community giving
• Governance, ethics and values

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officers
Name, Age, Title	Background
James E. Davis (62) Chairman, Chief Executive Officer and President	On November 1, 2022, Mr. Davis became Chief Executive Officer and President, having served as CEO-Elect since February 3, 2022. In January 2017, he became Executive Vice President, General Diagnostics; previously Mr. Davis was Senior Vice President and Group Executive - Regional Businesses. In January 2015, he assumed responsibility for the general management of the Company's regional Diagnostic Information Services business. Mr. Davis was responsible for our products business from February 2014 until 2016. From February 2014 to January 2015, he was responsible for operations for the Company's Diagnostic Information Services business. Mr. Davis joined Quest Diagnostics in April 2013 as Senior Vice President, Diagnostics Solutions, with responsibility for the healthcare IT, risk assessment, clinical trials, diagnostic products and employer solutions businesses.

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
Mark E. Delaney (57) Senior Vice President and Chief Commercial Officer	Mr. Delaney joined the Company in March 2022 and is responsible for all sales operations. From 2017 until Hill-Rom Holdings Inc. was acquired by Baxter Healthcare in 2021, Mr. Delaney served as Vice President of Sales and Marketing at Hill-Rom, a manufacturer and provider of medical technologies and related services for the healthcare industry; after the acquisition by Baxter Mr. Delaney became Vice President and General Manager at Baxter until he joined Quest Diagnostics.

Previously, Mr. Delaney served in a number of senior sales and marketing leadership roles at General Electric's healthcare business, most recently as Senior Vice President and Zone Manager, where he had regional responsibility for sales of imaging, patient monitoring, IT and services.

Catherine T. Doherty (62) Executive Vice President, Regional Businesses
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

Prior to January 2013, Ms. Doherty held a variety of positions of increasing responsibility since joining the Company in 1990, including Senior Vice President, Physician Services; Vice President, Hospital Services; Vice President, Office of the Chairman; Vice President, Finance and Administration for the Hospital business; Vice President, Communications and Investor Relations; and Chief Accounting Officer. During 2024 she assumed responsibility for the anatomic pathology business branded AmeriPath and retained all other responsibilities except marketing.

Karthik Kuppusamy (55) Senior Vice President, Clinical Solutions	Mr. Kuppusamy assumed his current role in August 2022. He is responsible for the following clinical franchises: Cardiovascular, Metabolic, Endocrinology and Wellness, Drug Monitoring and Toxicology, Infectious Disease and Immunology, Neurology, and Women’s and Reproductive Health. He is also responsible for the Company's genomic customer services, medical affairs, regulatory, LifeLabs and global markets. Previously, Mr. Kuppusamy was Vice President and General Manager of the Company's Diagnostics Information Services business in its North Region since from 2018 and General Manager of the Neurology Franchise and Consumer Genetics from 2014 to 2017. He joined the Company in 2014 from General Electric's healthcare business where he held general manager roles in product development, research and development, sales and marketing in the Diagnostics Imaging Division.
Patrick Plewman (58) Senior Vice President, Diagnostics Services	Mr. Plewman assumed his current role in April 2022. He is responsible for a portfolio of data driven analytics and services offerings, including Workforce Health Solutions, Healthcare Analytic Solutions, Pack Health, Risk Assessment (ExamOne), Consumer Initiated Testing and Pharma Services. Since joining the Company in 2013, Mr. Plewman was Vice President and General Manager of the Company's Diagnostic Information Services Business in its West Region since 2018 and previously served as General Manager of the Company's Cardiovascular, Metabolic and Endocrinology Franchise, General Manager of the Company's Infectious Disease and Immunology Franchise and General Manager of the General Health and Wellness Franchise.

Mr. Plewman serves as Executive Co-Sponsor of the HealthyQuest™ Employee Business Network.

Prior to joining the Company, Mr. Plewman served as Co-Founder, President and Chief Executive Officer of diaDexus, Inc. Previously, Mr. Plewman held various positions of increasing responsibility at SmithKline Beecham.

Michael E. Prevoznik (63) Senior Vice President and General Counsel
Mr. Prevoznik joined the Company as Vice President and General Counsel in August 1999. In 2003, he assumed responsibility for governmental affairs. Mr. Prevoznik also is the Vice Chair of the Quest Foundation.

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

Sam A. Samad (55) Executive Vice President and Chief Financial Officer	Mr. Samad joined the Company in his current role in July 2022. He is responsible for the Company's finance, accounting, investor relations, internal audit and treasury activities. Prior to joining the Company, Mr. Samad served as Chief Financial Officer of Illumina, Inc., a global leader in DNA sequencing and array-based technologies, since 2017. Prior to joining Illumina, Mr. Samad held several senior leadership positions at Cardinal Health, including Senior Vice President and Treasurer, with operational and financial responsibility for Cardinal Health's China business, and before that in sales and finance roles at Eli Lilly and Company, both domestically and internationally.

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

    This Report also includes forward-looking statements that involve risks or uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below and elsewhere. See “Cautionary Factors that May Affect Future Results.”

RISKS RELATED TO OUR BUSINESS

The U.S. healthcare system continues to evolve, and medical laboratory testing market fundamentals are changing, and our business could be adversely impacted if we fail to adapt.

    The U.S. healthcare system continues to evolve. Significant change is taking place in the healthcare system, including as discussed above under the heading "The Clinical Testing Industry". For example, value-based reimbursement is increasing (e.g., UnitedHealthcare's Preferred Lab Network) and CMS has set goals for value-based reimbursement to be achieved by 2030. Patients are encouraged to take increased interest in and responsibility for, and often are bearing increased responsibility for payment for, their healthcare. Healthcare industry participants are evolving and consolidating. Healthcare services increasingly are being provided by non-traditional providers (e.g., physician assistants), in non-traditional venues (e.g., retail medical clinics, urgent care centers) and using new technologies (e.g., telemedicine, digital pathology). Utilization of the healthcare system is being influenced by several factors and may result in a decline in the demand for diagnostic information services. In addition, we believe that clinical testing market fundamentals are changing. The regulatory environment related to reimbursement rates for clinical laboratory tests under Medicare are in flux and we also believe that health plans and consumers increasingly are focusing on driving better value in laboratory testing services. We expect that the evolution of the healthcare industry will continue, and that industry change is likely to be extensive.

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

    The clinical testing business remains a fragmented and highly competitive industry. We primarily compete with three types of clinical testing providers: other commercial clinical laboratories, including smaller regional and local commercial clinical laboratories and specialized advanced laboratories, hospital-affiliated laboratories and physician-office laboratories. We also compete with other providers, including anatomic pathology practices, large physician group practices and providers of consumer-initiated testing. Hospitals and companies that directly or indirectly employ or manage physicians also present a competitive threat to our business. Hospitals generally maintain on-site laboratories to perform testing on their patients (inpatient or outpatient). In addition, many hospitals compete with commercial clinical laboratories for outreach (non-hospital patients) testing. Hospitals may seek to leverage their relationships with community clinicians and encourage the clinicians to send their outreach testing to the hospital's laboratory. As a result of this affiliation between hospitals and community clinicians, we compete against hospital-affiliated laboratories primarily based on quality and scope of service as well as pricing. There has been a trend of hospitals acquiring physician practices, increasing the percentage of physician practices owned by hospitals. Increased hospital ownership of physician practices may enhance clinician ties to hospital-affiliated laboratories, even encouraging or requiring the practices they own to refer testing to the hospital's laboratory, strengthening their competitive position further. The formation of ACOs and their approach to contracts with healthcare providers also may increase competition to provide diagnostic information services. In addition, new players have recently started to provide clinical lab testing services (e.g., employers; government agencies).

    The diagnostic information services industry also is faced with changing technology and new product introductions. Competitors may compete using advanced technology, including technology that enables more convenient or cost-effective testing (e.g., technology enabled by AI). Digital pathology is an example of this. Competitors also may compete on the basis of new service offerings. Competitors also may offer new testing services that can be performed outside of a commercial clinical laboratory, such as point-of-care testing that can be administered by physicians in their offices, complex testing that can be performed by hospitals in their own laboratories, and home testing that can be carried out without requiring the services of outside providers.

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

     Pursuant to PAMA, reimbursement rates for many clinical laboratory tests provided under Medicare were reduced during 2018 - 2020. Unfortunately, as a result of a flawed implementation of PAMA, the data collected did not accurately represent the laboratory market as required under PAMA. Independent laboratories were overrepresented, and hospitals and physician office laboratories were underrepresented, making the first round of PAMA cuts too extreme. The three years of cuts exceeded the original 10-year savings projections. PAMA calls for further revision of the Medicare CLFS for years after 2020, based on future surveys of market rates. Congress has delayed cuts five times (2021 - 2025) and delayed 2019 reporting six times (2020 - 2025). Reimbursement rate reduction from 2026-28 is capped by PAMA at 15% annually. Congress reintroduced federal legislation in 2023 (the Saving Access to Laboratory Services Act), which would reform PAMA and create a true market-based CLFS.

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

    From time to time, the federal government has considered whether competitive bidding could be used to provide clinical testing services for Medicare beneficiaries while maintaining quality and access to care. Congress also periodically considers cost-saving initiatives, which have included coinsurance for clinical testing services, co-payments for clinical testing and further laboratory physician fee schedule reductions.

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

    The healthcare industry has experienced a trend of consolidation among health insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with us and other clinical testing providers. The increased consolidation among health plans also has increased pricing transparency, insurer bargaining power and the potential adverse impact of ceasing to be a contracted provider with an insurer. Health plans, and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. Some health plans also are reviewing test coding, evaluating coverage decisions, requiring additional documentation for claims payment and requiring preauthorization of certain testing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing.

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

Failure to develop, acquire licenses for, introduce, or commercialize new tests, technology and services could negatively impact our testing volume, revenues and profitability.

    The diagnostic information services industry is faced with changing technology and regulation and new product introductions. Other companies or individuals, including our competitors, may obtain patents or other property rights that would prevent, limit or interfere with our ability to develop, perform or sell our solutions or operate our business or increase our costs. In addition, our competitors or other companies could introduce new tests, technologies or services that may result in a decrease in the demand for our services or cause us to reduce the prices of our services. Our success in continuing to introduce new solutions, technology and services will depend, in part, on our ability to develop or license new and improved technologies on favorable terms. We may be unable to develop, introduce or commercialize new solutions or services. Other companies or individuals, including our competitors, may obtain patents or other property rights on tests or processes that we may be performing, that could prevent, limit or interfere with our ability to develop, perform or sell our tests or operate our business. We also may be unable to continue to negotiate acceptable licensing arrangements, and licensing arrangements that we do enter into may not yield commercially successful clinical tests. If we are unable to license these testing methods at competitive rates, commercialize newly licensed tests or technologies, or obtain appropriate coverage or reimbursement for such tests, our research and development and other costs may increase as a result. In addition, if we are unable to develop and introduce, or license, new solutions, technology and services to expand our advanced testing capabilities, our services may become outdated when compared with our competition.

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

    Claims of injury or other adverse events can result from the provision of our services. We may be sued under medical liability or other liability laws for alleged acts or omissions by our pathologists, laboratory personnel and hospital employees who are under our supervision. We are subject to the attendant risk of substantial damages awards and risk to our reputation.

RISKS RELATED TO CHANGE IN PUBLIC POLICY
AND THE REGULATORY AND LEGAL ENVIRONMENT

Significant changes or developments in U.S. laws or policies, including changes in U.S. healthcare regulation, may have a material adverse effect on our business.

    There is uncertainty surrounding potential changes to the regulatory environment in the United States, particularly as it relates to healthcare regulation and related programs, following the outcome of the U.S. Presidential election in November 2024, which may have a material adverse effect on our business. For example, the incoming administration announced a planned advisory commission to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities, could adversely affect the funding for individual programs, including Medicare and other government programs upon which our business depends. Additionally, changes in legislation and regulations (including those related to taxation, trade and importation), economic and monetary policies, geopolitical matters, among other potential impacts, could adversely impact the global economy and our operating results. The potential impact of new policies that may be implemented as a result of the new administration is currently uncertain.

We are subject to numerous legal and regulatory requirements governing our activities, and we may face substantial fines and penalties, and our business activities may be impacted, if we fail to comply.

    Our business is subject to or impacted by extensive and frequently changing laws and regulations in the United States (including at both the federal and state levels) and the other jurisdictions where we engage in business, including Canada and Europe. While we seek to conduct our business in compliance with all applicable laws, many of the laws and regulations applicable to us are vague or indefinite and have not been extensively interpreted by the courts, including, among other things, many of those relating to:

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
•marketing to consumers;
•protection and privacy of patient data and other personal information;
•use of AI;
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

    The FDA has regulatory responsibility over, among other areas, instruments, software, test systems, collection kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the United States. We offer companion diagnostic testing services to pharmaceutical companies that are regulated by the FDA. A number of tests we develop internally are offered as LDTs.

    The FDA's regulation of clinical laboratory testing is expected to impact industry practices and participants, new competitors may enter the industry, and competition may come in new forms. As of May 6, 2024, the FDA announced it was phasing out its general enforcement discretion approach so that LDTs manufactured by a laboratory will generally fall under the same enforcement approach as medical devices. A number of advanced tests we develop internally are offered as LDTs. Pursuant to the FDA’s decision to remove enforcement discretion with regard to most LDTs performed by high complexity CLIA-certified laboratories like ours, all new and significantly modified previously offered laboratory tests that do not benefit from continued enforcement discretion will have to comply with the FDCA over a four-year, five-stage process. Compliance with the FDCA includes, among other things, new quality system regulations and premarket authorization. One major area of the continued FDA enforcement discretion will apply to many tests that were offered for clinical use prior to May 6, 2024 and that do not afterwards undergo certain material modifications. The removal of enforcement discretion for LDTs could result in a revitalization and passage of legislation or other Congressional action. The current FDA policy to remove enforcement discretion and/or new legislation is expected to have a significant impact on the clinical laboratory testing industry, including regulating LDTs in new ways, while creating new avenues of opportunity and competition regarding clinical laboratory testing. New competitors may enter the industry, and competition may come in new forms.

    For more information, see above under the heading “Regulation".

Failure to accurately bill for our services, or to comply with applicable laws relating to billing government healthcare programs, could have a material adverse effect on our business.

    Billing for diagnostic information services is complex and subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, Medicare, Medicaid, clinicians, hospitals and employer groups. The majority of billing and related operations for our Company are being provided by a third party under the Company's oversight. Failure to accurately bill for our services could have a material adverse effect on our business. In addition, failure to comply with applicable laws relating to billing government healthcare programs may result in various consequences, including civil and criminal fines and penalties, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third-party claims. Certain violations of these laws may also provide the basis for a civil remedy under the federal False Claims Act, including fines and damages of up to three times the amount claimed. The qui tam provisions of the federal False Claims Act and similar provisions in certain state false claims acts allow private individuals to bring lawsuits against healthcare companies, like us, on behalf of government payers, private payers and/or patients alleging inappropriate billing practices.

    Although we believe that we are in compliance, in all material respects, with applicable billing-related laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion. The federal or state government may bring claims based on our current practices, which we believe are lawful. The federal and state governments have substantial leverage in negotiating settlements since the amount of potential damages and fines far exceeds the rates at which we are reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs. We believe that federal and state governments continue aggressive enforcement efforts against perceived healthcare fraud. Legislative provisions relating to healthcare fraud and abuse provide government enforcement personnel with substantial funding, powers, penalties and remedies to pursue suspected cases of fraud and abuse.

We are subject to numerous political (including geopolitical), legal, operational and other risks as a result of our international operations which could impact our business in many ways.

    Our international operations increase our exposure to risks inherent in doing business in non-U.S. markets, which may vary by market and include: intellectual property legal protections and remedies; weak legal systems which may, among other things, affect our ability to enforce contractual rights; trade regulations and procedures and actions affecting approval, production, pricing, supply, reimbursement and marketing of products and services; existing and emerging data privacy regulations affecting the processing and transfer of personal data; new regulations relating to the use of AI; and challenges based on differing languages, cultures and unfamiliar practices. International operations also require us to devote management resources to implement our controls and systems in new markets, and to comply with the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws in non-U.S. jurisdictions.

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

    We are involved in various legal proceedings arising in the ordinary course of business including, among other things, disputes as to intellectual property, professional liability and employee-related matters, as well as inquiries from governmental authorities and Medicare or Medicaid carriers. Some proceedings against us involve claims that are substantial in amount and could divert management's attention from operations. These proceedings also may result in substantial monetary damages and reputational harm.

RISKS RELATED TO OUR INDEBTEDNESS

Our outstanding debt may impair our financial and operating flexibility.

    As of December 31, 2024, we had approximately $6.2 billion of debt outstanding. Other than credit facilities in the normal course of business, we do not have any off-balance sheet financing arrangements in place or available. Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. We have obtained ratings on our public debt from Standard and Poor's, Moody's Investor Services and Fitch Ratings. There can be no assurance that any rating so assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if in that rating agency's judgment future circumstances relating to the basis of the rating, such as adverse changes in our Company or our industry, so warrant. If such ratings are lowered, our borrowing costs could increase. Changes in our credit ratings, however, do not require repayment or acceleration of any of our debt.

    We or our subsidiaries may incur additional indebtedness in the future. Increases in interest rates may increase our financing costs making it more challenging for us to incur additional debt necessary to fund our operations and strategic objectives. Our ability to make principal and interest payments will depend on our ability to generate cash in the future. If we incur additional debt, a greater portion of our cash flows may be needed to satisfy our debt service obligations and if we do not generate sufficient cash to meet our debt service requirements, we may need to seek additional financing. In that case, it may be more difficult, or we may be unable, to obtain financing on terms that are acceptable to us. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions as well as the other risks associated with indebtedness.

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

    The diagnostic information services industry is facing rapidly changing technology and innovations in product offerings, including technology that enables more convenient, accessible and cost-effective testing. For example, digital pathology is a technology that we are currently deploying that may change the practice of pathology and our role in it. Competitors also may offer new testing services that can be performed outside of a commercial clinical laboratory, such as point-of-care testing that can be administered by physicians in their offices, complex testing that can be performed by hospitals in their own laboratories, and home testing that can be carried out without requiring the services of outside providers. Further, diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed by consumers in their homes; test kit manufacturers could seek to increase sales to patients of such test kits. Additionally, some traditional customers for anatomic pathology services, including specialty physicians that generate biopsies through surgical procedures, such as dermatologists, gastroenterologists, urologists and oncologists, are consolidating, have added in-office histology labs or have retained pathologists to read cases on site. Hospitals also are internalizing clinical laboratory testing, including some non-routine and advanced testing. These technological advances (and the ones yet to come) and the continued internalization of testing services may lead to the need for less frequent testing and/or less use of the testing services we offer.

We have been and expect to continue to use AI technology in the testing services we offer. The challenges with properly managing the development and use of these technological innovations could result in harm to our reputation, business or customers, and adversely affect our results of operations.

    We have been and expect to continue to use AI technology in our testing services, and we anticipate it will become increasingly important to us over time. This technology, including generative AI, which is in its early stages of commercial implementation, presents a number of risks inherent in its use, including risks related to cybersecurity, privacy and data security and use practices. Additionally, AI technology can create accuracy issues and other outcomes that could harm our customers and negatively impact our reputation and our business. Further, our competitors may develop new testing services and other products relying on AI more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. Using AI successfully will require significant resources, including having the technical expertise required to develop, test and maintain AI-based testing services. In addition, we anticipate that there will continue to be new regulatory requirements concerning the use of AI, which may aim to regulate, limit, or block the use of AI in our testing and other services or otherwise impose other restrictions that may hinder their usability or effectiveness.

Hardware and software failures or delays in our IT systems, including failures resulting from our systems conversions, services and support provided by third parties, or otherwise, could disrupt our operations and cause the loss of confidential information, customers and business opportunities or otherwise adversely impact our business.

    IT systems are used extensively in virtually all aspects of our business, including clinical testing, test reporting, billing, customer service, logistics and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. A failure or delay in our IT systems could impede our ability to serve our customers and patients and protect their confidential data. Despite redundancy and backup measures and precautions that we have implemented, our IT systems may be vulnerable to damage, disruptions and shutdown from a variety of sources, including the age of the technology, telecommunications or network failures, system conversion, standardization or modernization initiatives, human acts and natural disasters. For example, in February 2025, we committed to a multi-year project ("Project Nova") to modernize our "Order to Cash" business processes including related information technology infrastructure and underlying enabling technologies. These issues can also arise as a result of failures by third parties with whom we do business, including manufacturers and developers of the hardware and software we use, and over which we have limited control. Any disruption or failure of our IT systems, including in connection with Project Nova, could have a material impact on our ability to serve our customers and patients, including negatively affecting our reputation in the marketplace, or otherwise adversely impact our business.

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

    We are subject to laws and regulations regarding protecting the security and privacy of certain healthcare and personal information, including: (a) the federal Health Insurance Portability and Accountability Act and the regulations thereunder, which establish (i) a complex regulatory framework including requirements for safeguarding protected health information and (ii) comprehensive federal standards regarding the uses and disclosures of protected health information; (b) state laws (e.g., California) and similar laws in other states; and (c) laws outside the United States, including the European Union's General Data Protection Regulation, Canada’s Personal Information Protection and Electronic Documents Act and provincial health privacy laws, and similar laws in other jurisdictions.

Our approach to corporate responsibility may not satisfy all our stakeholders.

    We regularly assess opportunities and risks related to corporate responsibility, which includes sustainability, social and governance matters. As part of this process, we make decisions related to these matters and may set goals and targets related to sustainability and social matters. We have a broad range of stakeholders, including our stockholders, employees, patients and communities we serve, some of whom increasingly focus on corporate responsibility considerations. In addition, some of our stockholders, employees and patients may consider corporate responsibility factors in making investment, employment and service provider decisions. Our ability to achieve the goals we may set related to corporate responsibility matters are subject to numerous risks and uncertainties, many of which are outside of our control. Despite our efforts, we may not achieve our goals on the timetable we set or at all. Additionally, certain of our stakeholders may not be satisfied with our decisions related to corporate responsibility matters, the goals we set, our progress towards these goals or the resulting outcomes. This could lead to negative perceptions of, or loss of support for, our business, difficulty recruiting or attracting new employees and our stock price being negatively impacted.

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

    External actors may develop and deploy viruses, other malicious software programs, ransomware attacks, distributed denial of service attacks or other attempts to harm or obtain unauthorized access to our systems, including through the use of AI and other emerging technologies. External actors may also deploy programs targeting our employees which are designed to attack our IT systems or otherwise exploit security vulnerabilities through programs such as electronic spamming, phishing, smishing, spear phishing or similar tactics. As a result of the difficulty in detecting many of these attacks, intrusions and breaches, failures or losses may be repeated or compounded before they are discovered or rectified, which could further increase these costs and consequences. Additionally, new technology that we deploy to automate processes, improve customer service, generate insights from lab and other data and stimulate innovation to improve operational efficiency, including the expanded use of AI, may further expose our IT systems to the risk of cyberattacks and may create the need for rapid modifications to our cybersecurity program. Also, an increasing risk of civil unrest, political tensions, wars or other military conflicts may also impact the cybersecurity threat risk landscape.

    Although the Company has robust security measures implemented, which are monitored and routinely tested both by internal resources and external parties, cybersecurity threats against us continue to evolve and may not be recognized until after an incident. In August 2021, ReproSource, our subsidiary, experienced a data security incident in which an unauthorized party may have accessed or acquired protected health information and personally identifiable information of ReproSource patients (in connection with the incident, ReproSource discovered and contained ransomware). The Company’s other systems were not impacted or compromised by this incident. Although the attacks we have experienced have not materially disrupted, interrupted, damaged or shutdown the Company's IT systems, or materially disrupted the Company's performance of its business, the mitigation or remediation efforts that we have undertaken, and may undertake in the future, require the attention of management and expenditures of resources, which can be significant. There can be no assurance that the Company can anticipate all evolving future attacks, viruses or intrusions, implement adequate preventative measures, or remediate any security vulnerabilities on a timely basis or at all. If our IT systems are successfully attacked, it could result in major and/or prolonged disruption of our business, compromise confidential information, and result in litigation and potential liability for the Company, government investigation, significant damage to our reputation or otherwise adversely affect our business.

    In addition, third parties to whom we outsource certain of our services or functions, or with whom we interface, store or process confidential patient and employee data or other confidential information, as well as those third parties’ providers, are also subject to the risks outlined above. For example, in June 2019, the Company reported that Retrieval-Masters Creditors Bureau, Inc./American Medical Collection Agency (AMCA), informed the Company that an unauthorized user had access to AMCA’s system. AMCA previously provided debt collection services for the Company and provided debt collection services for a company that provides revenue management services to the Company. AMCA’s affected system included financial, medical and other personal information. The Company’s systems or databases were not involved in this incident. A breach or attack affecting third parties with whom we engage could also harm our business, results of operations and reputation and subject us to liability. Additionally, many of the third-party service providers we rely on use generative AI for a variety of purposes, which increases the risk that our sensitive and proprietary data, and the data of our patients and customers, could be inadvertently or maliciously exposed.

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

    We plan selectively to enhance our business from time to time through business development activities, such as acquisitions, licensing arrangements, investments and alliances. However, these plans are subject to the availability of appropriate opportunities and competition from other companies seeking similar opportunities. Moreover, the success of any such effort may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity, and to integrate the new businesses, manage the costs related to any such integration and to retain key technical, professional or management personnel. The success of our strategic alliances depends not only on our contributions and capabilities, but also on the property, resources, efforts and skills contributed by our strategic partners. Further, disputes may arise with strategic partners, due to conflicting priorities or conflicts of interests.

    Acquisitions are not all the same (e.g., asset acquisitions differ from acquisitions of equity interests); different acquisitions offer different risks. Acquisitions may involve the integration of a separate company that has different systems, processes, policies and cultures. Integration of acquisitions involves a number of risks including the diversion of management's attention to the assimilation of the operations of assets or businesses we have acquired, difficulties in the diligence and integration of operations and systems and the realization of potential operating synergies, or introduction of IT security vulnerabilities not adequately investigated during diligence or managed after acquisition, the integration and retention of the personnel of the acquired businesses and of our existing business, challenges in retaining the customers of the combined businesses, and potential adverse effects on operating results. The process of combining acquisitions may be disruptive to our businesses and may cause an interruption of, or a loss of momentum in, such businesses as a result of the following difficulties, among others:

•loss of key customers or employees;
•difficulty and/or delays in standardizing information and other systems;
•difficulty in consolidating facilities and infrastructure;
•failure to maintain the quality or timeliness of services that our Company has historically provided;
•failing to satisfy the performance requirements of the physicians associated with an acquired outreach business;
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

    We operate facilities primarily across the United States, and consumers frequently visit our facilities in person. The ability of our employees and consumers to access our facilities may be adversely impacted by the effects of extreme weather events and natural disasters, such as hurricanes, earthquakes, tropical storms, floods, fires, or other extreme weather conditions, including major winter storms, droughts and heat waves; public health emergencies and pandemics; geopolitical matters, hostilities or acts of terrorism or other activities. Although we maintain a business continuity program to prepare for and respond to such events, because of their unpredictable nature, these events may limit or interrupt our ability to conduct operations. Additionally, such events may interrupt our ability to transport specimens, to receive materials from our suppliers or otherwise to provide our services. These events also may result in a decline in the number of patients who seek clinical testing services or in our employees' ability to perform their job duties.

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

    Inflationary pressures over the last number of years have resulted in increases in the costs of the testing equipment, supplies and other goods and services that we purchase from manufacturers, suppliers and others. Inflationary pressures, along with the competition for labor, have also resulted in a rise of our labor costs, which include the costs of compensation, benefits, and recruiting and training new hires. Our ability to raise the prices and fees we charge for the services we provide is limited. Continuation of the current inflationary environment may adversely impact us.

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
(d) Impact of changes in payment mix, including increased patient financial responsibility and any shift from fee-for-service to discounted, risk-sharing, capitated or bundled fee arrangements.
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

    Although no cybersecurity incident during the year ended December 31, 2024 resulted in an interruption of our operations, known losses of critical data or otherwise had a material impact on our strategy, financial condition or results of operations, the scope of any future incident cannot be predicted. See “Item 1A. Risk Factors” for more information.

    Governance

    The Company’s Chief Information Security Officer (CISO), in coordination with the Company’s Chief Litigation Officer, Executive Director, Privacy Officer, Corporate Controller/Chief Accounting Officer, Executive Director, Corporate Security and other internal stakeholders, is responsible for leading the team responsible for assessing, identifying and managing cybersecurity and data privacy risks, including implementation of our cybersecurity risk management program. The CISO has extensive experience working in the IT and services industry and is a subject matter expert in varied topics including cybersecurity, data integrity, IT risk, enterprise architecture, third-party risk, threat intelligence, incident response, and regulatory compliance. Management committees consisting of senior officers of the Company regularly receive briefings on cybersecurity matters, who in turn regularly report to the Board of Directors and its committees on such matters.

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

Item 2. Properties

    Our executive offices are located at 500 Plaza Drive, Secaucus, New Jersey. We maintain clinical testing laboratories throughout the continental United States; in several instances a joint venture of which we are a partner maintains the laboratory. We also maintain offices, data centers, call centers, distribution centers and patient service centers at locations throughout the United States. In addition, we maintain offices, patient service centers and clinical laboratories in locations outside the United States, including in Canada, Finland, Puerto Rico and Mexico. Our properties that are not owned are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe that, in general, our facilities are suitable and adequate for our current and anticipated future levels of operation and are adequately maintained. We believe that if we were unable to renew a lease on any of our facilities, we could find alternative space at competitive market rates and relocate our operations to such new location without material disruption to our business. Several of our principal facilities are highlighted below.

Location	Leased or Owned
3600 Northgate Blvd., Sacramento, California 95834 (laboratory)	Leased
8401 Fallbrook Avenue, West Hills, California 91304 (laboratory)	Leased
33608 Ortega Hwy., San Juan Capistrano, California 92675 (laboratory)	Owned
4151C East Fowler Avenue, Tampa, Florida 33617 (laboratory)	Owned
1777 Montreal Circle, Tucker, Georgia 30084-6802 (laboratory)	Owned
506 E State Parkway, Schaumburg, Illinois 60173 (laboratory)	Owned
1355 Mittle Blvd., Wood Dale, Illinois 60191 (laboratory)	Leased
200 Forest Street, Marlborough, Massachusetts 01752 (laboratories)	Leased
4770 Regent Blvd., Irving, Texas 75063 (laboratory)	Leased
14225 Newbrook Drive, Chantilly, Virginia 22021 (laboratory)	Leased
10101 Renner Blvd., Lenexa, Kansas 66219 (laboratory)	Owned
4380 Federal Drive, Greensboro, North Carolina 27410 (laboratory)	Leased
2501 South State Hwy 121, Lewisville, Texas 75067 (laboratory)	Leased
6700 Euclid Avenue, Cleveland, Ohio 44103 (laboratory)	Leased
One Insights Drive, Clifton, NJ 07012 (laboratory)	Owned
100 International Boulevard, Toronto, Ontario, M9W 6J6, Canada (laboratory)	Owned
3680 Gilmore Way Burnaby, British Columbia, Canada (laboratory)	Owned
6560 Kennedy Road, Mississauga, Ontario, L5T 2X4, Canada (laboratory)	Leased

Item 3. Legal Proceedings

    See Note 18 to the Consolidated Financial Statements (Part II, Item 8 of this Report) for information regarding legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures

    Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our common stock is listed and traded on the New York Stock Exchange under the symbol “DGX.” As of January 31, 2025, we had approximately 1,991 record holders of our common stock; we believe that the number of beneficial holders of our common stock exceeds the number of record holders.

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of 2024.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2024 – October 31, 2024
Share Repurchase Program (A)	96,210	$155.90	96,210	$1,020,914
Employee Transactions (B)	—	$—	N/A	N/A
November 1, 2024 – November 30, 2024
Share Repurchase Program (A)	556,579	$159.62	556,579	$932,073
Employee Transactions (B)	689	$160.58	N/A	N/A
December 1, 2024 – December 31, 2024
Share Repurchase Program (A)	290,587	$158.85	290,587	$885,914
Employee Transactions (B)	—	$—	N/A	N/A
Total
Share Repurchase Program (A)	943,376	$159.00	943,376	$885,914
Employee Transactions (B)	689	$160.58	N/A	N/A

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

Performance Graph

    Set forth below is a line graph comparing the cumulative total shareholder return on Quest Diagnostics' common stock since December 31, 2019 based on the market price of the Company's common stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the Standard & Poor's (S&P) 500 Stock Index and the S&P 500 Health Care (Sector) Index.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
2019
2020
2021
2022
2023
2024
Quest Diagnostics Incorporated
S&P 500 Index
S&P 500 Health Care (Sector)

	Closing DGX Price	Total Shareholder Return			Performance Graph Values
Date		DGX	S&P 500	S&P 500 Health Care (Sector)	DGX	S&P 500	S&P 500 Health Care (Sector)
12/31/2020	$119.17	14.04%	18.40%	13.45%	$114.04	$118.40	$113.45
12/31/2021	$173.01	47.86%	28.71%	26.13%	$168.61	$152.39	$143.09
12/30/2022	$156.44	(7.79)%	(18.13)%	(1.95)%	$155.47	$124.76	$140.30
12/29/2023	$137.88	(10.05)%	26.29%	2.06%	$139.85	$157.56	$143.19
12/31/2024	$150.86	11.77%	25.02%	2.58%	$156.31	$196.98	$146.88

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

Report of Management on Internal Control Over Financial Reporting

See page 74.

Changes in Internal Control

    During the fourth quarter of 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Title	Type of Trading Arrangement	Security	Action	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities Covered
James E. Davis	Chairman, Chief Executive Officer and President	Rule 10b5-1 plan to sell	Common Stock	Adoption	October 28, 2024	October 28, 2024 to October 28, 2025*	Up to 56,057*
Karthikeyan Kuppusamy	SVP, Clinical Solutions	Rule 10b5-1 plan to sell	Common Stock	Adoption	October 28, 2024	October 28, 2024 to July 25, 2025*	Up to 2,833*

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

    Information regarding the Company's executive officers is contained in Part I, Item 1 of this Report under “Information about our Executive Officers.” Information regarding the directors and executive officers of the Company appearing in our Proxy Statement to be filed by April 30, 2025 (“Proxy Statement”) under the captions “Proposal No. 1 - Election of Directors,” “Director Independence,” “Board Committees” and "Delinquent Section 16(a) Reports" is incorporated by reference herein.

    We have an insider trading policy related to the purchase, sale and other transactions in our securities entered into by our directors, officers, employees and related other persons and by us. The insider trading policy is designed to comply and promote compliance with the securities laws and related rules and regulations, the New York Stock Exchange listing standards and our own Code of Ethics. Our insider trading policy is filed as Exhibit 19 to this Report.

Item 11. Executive Compensation

    Information appearing in our Proxy Statement under the captions “2024 Director Compensation Table,” “Compensation Discussion and Analysis,” “Information Regarding Executive Compensation” (excluding the information under the subheading "Pay Versus Performance") and “Compensation Committee Report” is incorporated by reference herein.

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
3.1
Restated Certificate of Incorporation of the Company, as amended August 14, 2024 (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2024 and incorporated herein by reference) (Commission File Number 001-12215)

3.2
Amended and Restated By-Laws of the Company, as amended August 14, 2024 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: August 14, 2024) and incorporated herein by reference) (Commission File Number 001-12215)

4.1
Indenture dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.2
First Supplemental Indenture, dated as of June 27, 2001, among the Company, the Initial Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.3
Second Supplemental Indenture, dated as of November 26, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 26, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.4
Third Supplemental Indenture, dated as of April 4, 2002, among the Company, the Additional Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: April 1, 2002) and incorporated herein by reference) (Commission File Number 001-12215)

4.5
Fourth Supplemental Indenture dated as of March 19, 2003, among Unilab Corporation (f/k/a Quest Diagnostics Newco Incorporated), the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference) (Commission File Number 001-12215)

4.6
Fifth Supplemental Indenture dated as of April 16, 2004, among Unilab Acquisition Corporation (d/b/a FNA Clinics of America), the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference) (Commission File Number 001-12215)

4.7
Sixth Supplemental Indenture dated as of October 31, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: October 31, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.8
Seventh Supplemental Indenture dated as of November 21, 2005, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 21, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.9
Eighth Supplemental Indenture dated as of July 31, 2006, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: July 31, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

4.10
Ninth Supplemental Indenture dated as of September 30, 2006, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: September 30, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

4.11
Tenth Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.12
Eleventh Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.13
Twelfth Supplemental Indenture dated as of June 25, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.14
Thirteenth Supplemental Indenture dated as of November 17, 2009, among the Company, The Bank of New York Mellon, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission File Number 001-12215)

4.15
Fourteenth Supplemental Indenture dated as of March 24, 2011, among the Company, The Bank of New York Mellon, and the Subsidiary Guarantors (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.16
Fifteenth Supplemental Indenture dated as of November 30, 2011, among the Company, The Bank of New York Mellon, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company's 2011 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

4.17
Sixteenth Supplemental Indenture dated as of March 17, 2014, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: March 12, 2014) and incorporated herein by reference) (Commission File Number 001-12215)

4.18
Seventeenth Supplemental Indenture dated as of March 10, 2015, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: March 5, 2015) and incorporated herein by reference) (Commission File Number 001-12215)

4.19
Eighteenth Supplemental Indenture dated as of May 26, 2016, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 23, 2016) and incorporated herein by reference) (Commission File Number 001-12215)

4.20
Nineteenth Supplemental Indenture dated as of March 12 2019, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: March 7, 2019) and incorporated herein by reference) (Commission File Number 001-12215)

4.21
Twentieth Supplemental Indenture dated as of December 16, 2019, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: December 16, 2019) and incorporated herein by reference) (Commission File Number 001-12215)

4.22
Twenty-First Supplemental Indenture dated as of May 13, 2020, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 11, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

4.23
Twenty-Second Supplemental Indenture dated as of November 1, 2023, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: October 30, 2023) and incorporated herein by reference) (Commission File Number 001-12215)

4.24
Twenty-Third Supplemental Indenture dated as of August 19, 2024, between the Company and The Bank of New York Mellon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: August 14, 2024) and incorporated herein by reference) (Commission File Number 001-12215)

4.25*	Description of Securities

10.1‡
Amended and Restated Employee Stock Purchase Plan, as amended, effective as of May 16, 2023 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2023 and incorporated herein by reference) (Commission File Number 001-12215)

10.2‡
Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan as amended March 31, 2023 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2023 and incorporated herein by reference) (Commission File Number 001-12215)

10.3‡
Form of Quest Diagnostics Incorporated Equity Award Agreement (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference) (Commission File Number 001-12215)

10.4‡
Quest Diagnostics Supplemental Deferred Compensation Plan (Post 2004) as amended and restated December 1, 2020 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ending September 30, 2021 and incorporated herein by reference) (Commission File Number 001-12215)

10.5‡
Amendment No. 1 to Quest Diagnostics Supplemental Deferred Compensation Plan (Post 2004) (as amended and restated December 1, 2020), effective as of November 29, 2022 (filed as an Exhibit to the Company’s 2022 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.6*	Amendment No. 2 to Quest Diagnostics Supplemental Deferred Compensation Plan (Post - 2004) (as amended and restated December 1, 2020), effective as of December 9, 2024

10.7‡
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

10.9‡*	Amended and Restated Quest Diagnostics Incorporated Executive Officer Severance Plan, as amended November 12, 2024

10.10‡
The Quest Diagnostics Profit Sharing Plan (Amendment and Restatement, effective as of September 14, 2023) (filed as an Exhibit to the Company’s 2023 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.11*	Amendment No. 1 to The Quest Diagnostics Profit Sharing Plan, dated as of December 9, 2024

10.12‡
Quest Diagnostics Incorporated Amended and Restated Deferred Compensation Plan for Directors as amended effective February 18, 2020 (filed as an Exhibit to the Company’s 2019 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.13‡
Amended and Restated Quest Diagnostics Incorporated Long-Term Incentive Plan for Non-Employee Directors (as amended November 18, 2020) (filed as an Exhibit to the Company’s 2020 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.14‡
Form of Quest Diagnostics Incorporated Non-Employee Director Equity Award Grant Certificate (filed as an Exhibit to the Company’s 2015 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.15‡
Aircraft Time Sharing Agreement dated as of February 16, 2023 between Quest Diagnostics Clinical Laboratories, Inc. and James E. Davis (filed as an Exhibit to the Company's 2022 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.16†
Equity Purchase Agreement, dated as of July 2, 2024, by and among the Company and 1000923563 Ontario Inc., a subsidiary of the Company, and Borealis Infrastructure Corporation, a corporation incorporated under the federal laws of Canada, BPC Health Trust, a trust organized under the laws of the Province of Ontario, LifeLabs Inc, a corporation incorporated under the federal laws of Canada, and BPC Lab Finance LP, an Ontario limited partnership (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ending June 30, 2024 and incorporated herein by reference)(Commission File Number 001-12215)

19.1*	Quest Diagnostics Incorporated Policy on Securities Trading

21.1*	Subsidiaries of Quest Diagnostics Incorporated

22*	Subsidiary Guarantors of Securities

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

97.1
Quest Diagnostics Incorporated Dodd-Frank Clawback Policy, adopted November 13, 2023 (filed as an Exhibit to the Company’s 2023 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

99.1
Fourth Amended and Restated Receivables Sale Agreement, dated as of October 28, 2015, between Quest Diagnostics Incorporated and the subsidiaries party thereto from time to time, as Sellers, and Quest Diagnostics Receivables Inc., as Buyer (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.2
Amendment No. 1 to Fourth Amended and Restated Receivables Sale Agreement, dated as of October 25, 2019 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.3
Amendment No. 2 to Fourth Amended and Restated Receivables Sale Agreement, dated as of October 19, 2023 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference) (Commission File Number 001-12215)

99.4
Sixth Amended and Restated Credit and Security Agreement, dated as of October 27, 2017 among Quest Diagnostics Receivables Inc., as Borrower, Quest Diagnostics Incorporated, as Initial Servicer, MUFG Bank, Ltd. (formerly known as The Bank of Tokyo Mitsubishi UFJ, Ltd.), as Administrative Agent, the Lenders party thereto, the financial institutions party thereto as agents for the conduit lenders (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.5
Amendment No. 1 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 26, 2018 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.6
Amendment No. 2 to Sixth Amended and Restated Credit and Security Agreement, dated as of June 14, 2019 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.7
Amendment No. 3 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 25, 2019 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.8
Amendment No. 4 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 22, 2020 (filed as an Exhibit to the Company's 2020 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

99.9
Amendment No. 5 to Sixth Amended and Restated Credit and Security Agreement, dated as of August 13, 2021 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference) (Commission File Number 001-12215)

99.10
Amendment No. 6 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 21, 2021 (filed as an Exhibit to the Company's 2021 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

99.11
Amendment No. 7 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 20, 2022 (filed as an Exhibit to the Company's 2022 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

99.12
Amendment No. 8 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 19, 2023 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference) (Commission File Number 001-12215)

99.13*	Amendment No. 9 to Sixth Amended and Restated Credit and Security Agreement, dated as of August 8, 2024

99.14*	Amendment No. 10 to Sixth Amended and Restated Credit and Security Agreement, dated as of November 20, 2024

99.15
Third Amended and Restated Credit Agreement, dated as of November 23, 2021, among Quest Diagnostics Incorporated, as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and other agents party thereto (filed as an Exhibit to the Company's 2021 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

99.16
Amendment No. 1, dated as of March 31, 2023, relating to the Third Amended and Restated Credit Agreement, dated as of November 23, 2021, among Quest Diagnostics Incorporated, as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and other agents party thereto (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2023 and incorporated herein by reference) (Commission File Number 001-12215)

99.17
Group Joinder Agreement, among Reprosource Fertility Diagnostics, Inc., Blueprint Genetics, Inc., and Mid America Clinical Laboratories, LLC, dated as of August 13, 2021, related to the Fourth Amended and Restated Receivables Sale Agreement, dated as of October 28, 2015, among Quest Diagnostics Incorporated and certain of its subsidiaries (filed as an Exhibit to the Company’s 2022 annual report on Form 10-K and incorporated herein by reference)(Commission File Number 001-12215)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20241231.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20241231_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20241231_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20241231_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20241231_pre.xml

104	The cover page from this annual report on Form 10-K, formatted in Inline XBRL.

*	Filed herewith.

**	Furnished herewith.

‡	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

†	Certain information contained in this exhibit, marked by [***], has been omitted because it (i) is not material and (ii) is the type of information that we treat as private or confidential.

(b)Exhibits filed as part of this Report.

    The exhibit index in (a) above is incorporated herein by reference.

(c)None.

Item 16. Form 10-K Summary

    None.

Signatures

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2025.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 20, 2025.

Signature	Capacity
/s/James E. Davis James E. Davis	Chairman, Chief Executive Officer and President; (Principal Executive Officer)

/s/Sam A. Samad Sam A. Samad	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/Michael J. Deppe Michael J. Deppe	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/Robert B. Carter Robert B. Carter	Director

/s/Luiz A. Diaz, Jr. Luiz A. Diaz, Jr.	Director

/s/Tracey C. Doi Tracey C. Doi	Director

/s/Vicky B. Gregg Vicky B. Gregg	Director

/s/Wright L. Lassiter, III Wright L. Lassiter, III	Director

/s/Timothy L. Main Timothy L. Main	Director

/s/Denise M. Morrison Denise M. Morrison	Director

/s/Gary M. Pfeiffer Gary M. Pfeiffer	Director

/s/Timothy M. Ring Timothy M. Ring	Director

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company

    Diagnostic Information Services

    Quest Diagnostics works across the healthcare ecosystem to create a healthier world, one life at a time. Our diagnostic information services ("DIS") business provides diagnostic insights from the results of our laboratory testing to empower people, physicians, and organizations to take action to improve health outcomes. Derived from one of the world's largest databases of de-identifiable clinical lab results, our diagnostic insights reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management. In the right hands and with the right context, our diagnostic insights can inspire actions that transform lives and create a healthier world. We provide services to a broad range of customers within our primary customer channels - physicians (including those associated with accountable care organizations ("ACOs") and Federally Qualified Health Centers ("FQHCs")), hospitals, and patients and consumers. Our other customers include health plans, employers, emerging retail healthcare providers, government agencies, pharmaceutical companies and other commercial clinical laboratories. We offer broad access to clinical testing through a network of laboratories, patient service centers, phlebotomists in physician offices, and our connectivity resources, including call centers and mobile phlebotomists, nurses and other health and wellness professionals. Our large in-house staff of medical and scientific experts, including medical directors, scientific directors, genetic counselors and board-certified geneticists, provide medical and scientific consultation to healthcare providers and patients regarding our tests and test results, and help them best utilize our services to improve outcomes and enhance satisfaction. During 2024, we processed approximately 217 million test requisitions through our extensive laboratory network.

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

    The clinical testing industry is subject to seasonal fluctuations in operating results and cash flows. Typically, testing volume declines during vacation and major holiday periods, reducing net revenues and operating cash flows below annual averages. Testing volume is also subject to declines due to severe weather or other events (such as public health emergencies and health pandemics), which can deter patients from having testing performed and which can vary in duration and severity from year to year. Additionally, orders for clinical testing generated from customers, including physicians, hospitals, and consumers, can be affected by factors such as changes in the economy and regulatory environment, which affect the number of unemployed and uninsured, and design changes in healthcare plans, which affect utilization as well as patient responsibility for healthcare costs.

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

2024 Highlights

	Year Ended December 31,
	2024	2023	2022
	(dollars in millions, except per share data)
Net revenues	$9,872	$9,252	$9,883
DIS revenues	$9,614	$8,976	$9,609
Revenue per requisition change	1.3%	(5.9)%	(4.5)%
Requisition volume change	5.5%	(0.6)%	(4.5)%
Organic requisition volume change	0.7%	(1.0)%	(5.1)%
DS revenues	$258	$276	$274
Operating income	$1,346	$1,262	$1,428
Net income attributable to Quest Diagnostics	$871	$854	$946
Diluted earnings per share	$7.69	$7.49	$7.97
Net cash provided by operating activities	$1,334	$1,272	$1,718
Capital expenditures	$425	$408	$404

    For further discussion of the year-over-year changes for the year ended December 31, 2024 compared to the year ended December 31, 2023, see "Results of Operations" below.

Acquisitions

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

    Acquisition of all of the issued and outstanding common shares of LifeLabs Inc. and all of the partnership interests of BPC Lab Finance LP (collectively, "LifeLabs")

    On August 23, 2024, we acquired LifeLabs in an all-cash transaction for approximately CAN $1.35 billion (approximately USD $1 billion). LifeLabs provides laboratory diagnostic information and digital health connectivity systems in Canada. The acquired business is included in our DIS business.

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

    Acquisition of select assets of the outreach laboratory services business of OhioHealth

    On October 13, 2024, we acquired select assets of the outreach laboratory services business of OhioHealth, which serves providers and patients in Ohio, in an all-cash transaction for $200 million. The acquired business is included in our DIS business.

    Acquisition of the outreach laboratory services business of University Hospitals

    On December 30, 2024, we acquired the outreach laboratory services business of University Hospitals, which serves providers and patients in Ohio, in an all-cash transaction for $183 million. The acquired business is included in our DIS business.

    For further details, see Notes 6 to the audited consolidated financial statements.

Senior Notes Offering

    In August 2024, we completed a $1.85 billion senior notes offering, consisting of $400 million aggregate principal amount of 4.60% senior notes due December 2027 (the "2027 Senior Notes"), $600 million aggregate principal amount of 4.625% senior notes due December 2029 (the "2029 Senior Notes") and $850 million aggregate principal amount of 5.00% senior notes due December 2034 (the "2034 Senior Notes," and together with the 2027 Senior Notes and the 2029 Senior Notes, the "Senior Notes"). We used a portion of the net proceeds from the Senior Notes offering to fund the purchase price and related transaction costs of the acquisition of LifeLabs (see above for further details). We expect to use the balance of the net proceeds from the offering for general corporate purposes, which may include the redemption or repayment of indebtedness, including our 3.50% senior notes due March 2025.

     For further details regarding our debt, see Note 13 and Note 15 to the audited consolidated financial statements.

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

    For the year ended December 31, 2024, we incurred $62 million of pre-tax charges in connection with restructuring and integration activities, including $28 million of employee separation costs, with the remainder including integration costs. Most of the charges will result in cash expenditures. Additional restructuring and integration charges may be incurred in future periods, including as we identify additional opportunities to achieve further savings and productivity improvements.

    For further details of the Invigorate program and associated costs, see Note 5 to the audited consolidated financial statements.

Outlook and Trends

    The healthcare system in the United States continues to evolve and industry and regulatory change is likely to be extensive. Because diagnostic information services is an essential healthcare service, we believe that the industry will continue to grow over the long term. There are a number of key trends that we expect will continue to have a significant impact on the growth and the nature of the diagnostic information services business in the United States and on our business. These trends present both opportunities and risks.

    Healthcare market participants, including health plans and governments, are focusing on controlling costs, including potentially by reducing reimbursement for healthcare services, changing reimbursement for healthcare services (including but not limited to a shift from fee-for-service to capitation), changing medical coverage policies (e.g., healthcare benefits design), denying coverage for services, requiring preauthorization of laboratory testing, requiring co-pays, introducing laboratory spend management utilities and payment and patient care innovations such as ACOs and patient-centered medical homes. In recent years, there has been an ongoing trend of rising patient responsibility which has resulted in an increase in our reserves for patient price concessions. As health plans and government programs require greater levels of patient cost-sharing, our patient price concessions may continue to be negatively impacted and adversely impact our results of operations. There could be a shift to capitation arrangements where we agree to a predetermined monthly reimbursement rate for each member enrolled in a restricted plan, generally regardless of the number or cost of services provided by us. In 2024 and 2023, we derived approximately 5% and 3%, respectively, of our consolidated net revenues from capitated payment arrangements and in 2024 and 2023, we derived approximately 11% and 9%, respectively, of our testing volume from capitated payment arrangements. The increases from 2023 to 2024 were principally due to LifeLabs, which has revenues generated from various capitated arrangements with the government.

    Following the Presidential election and changes in leadership at healthcare related regulatory bodies, we expect there to be changes with respect to the regulatory environment applicable to our business and these changes may be significant. It is unclear, at this time, the extent of these changes and the impact such changes will have on our business.

    Historically, the Medicare Clinical Laboratory Fee Schedule ("CLFS") and the Medicare Physician Fee Schedule established under Part B of the Medicare program have been subject to change, including each year. Pursuant to the Protecting Access to Medicare Act ("PAMA"), reimbursement rates for clinical laboratory testing were reduced from 2018 - 2020. PAMA calls for further revision of the CLFS for years after 2020, based on future surveys of market rates; reimbursement reduction from 2026 - 2028 is capped by PAMA at 15% annually. PAMA's next data collection and reporting period have been delayed, most recently by federal legislation adopted in 2024, which further delayed the reimbursement rate reductions and reporting requirements until January 1, 2026.

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

    The following table shows the approximate percentage of our total requisition volume and net revenues associated with our DIS business during 2024 applicable to each payer customer group:

	% of	% of
	Total DIS	Consolidated
	Volume	Net Revenues

Healthcare insurers	46%	40%
Government payers	12	13
Client payers	39	33
Patients *	1	11
Total DIS	98%	97%

*Patients revenue includes coinsurance and deductible responsibilities; but volume associated with such revenue is reported under Healthcare insurers.

    The following table shows net accounts receivable as of December 31, 2024 applicable to each payer customer group:

% of
Consolidated
Net Accounts
Receivable

Healthcare insurers	26%
Government payers	7
Client payers	45
Patients (including coinsurance and deductible responsibilities)	20
Total DIS	98%

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

    Government payers

    Reimbursements from domestic government payers are based on fee-for-service schedules set by governmental authorities, including traditional Medicare and Medicaid. Reimbursements from government payers in Canada are based on a combination of fee-for-service schedules, with a cap on maximum billings, and capitated arrangements. Net revenues recognized for fee-for-service arrangements principally consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration we expect to receive from such payers, which considers historical denial and collection experience.

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

    Accounting for and recoverability of goodwill

    We do not amortize goodwill, but evaluate the recoverability and measure the potential impairment of our goodwill annually, or more frequently, in the case of other events that indicate a potential impairment. We identified the following reporting units for goodwill impairment testing in 2024:

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

    We perform our annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2024, we performed a qualitative assessment for our DIS and risk assessment services reporting units. Based on the totality of the information available for each reporting unit, we concluded that it was more likely than not that the estimated fair values were greater than the carrying values of the reporting values, and as such, no further analysis was required. As a sensitivity, in conjunction with the most recent quantitative test performed for the year ended December 31, 2023, if the estimated fair values of each of our reporting units decreased by 10%, we would have concluded that our goodwill was not impaired.

Results of Operations

    For a comparison of results of operations for the year ended December 31, 2023 compared to December 31, 2022, along with the results of operations for the year ended December 31, 2022, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Result of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023. See "Available Information."

    Basis of Presentation

    Our DIS business currently represents our one reportable business segment. The DIS business for the years ended December 31, 2024 and 2023 accounted for greater than 95% of our consolidated net revenues. Our other operating segments consist of our DS businesses. For further details regarding our business segment information, see Note 19 to the audited consolidated financial statements.

    Results of Operations

    The following table sets forth certain results of operations data for the periods presented:

	2024	2023	$ Change	% Change
	(dollars in millions, except per share data)
Net revenues:
DIS business	$9,614	$8,976	$638	7.1%
DS businesses	258	276	(18)	(6.3)
Total net revenues	$9,872	$9,252	$620	6.7%

Operating costs and expenses and other operating income:
Cost of services	$6,628	$6,199	$429	6.9%
Selling, general and administrative	1,770	1,642	128	7.7
Amortization of intangible assets	127	108	19	17.9
Other operating expense, net	1	41	(40)	NM
Total operating costs and expenses, net	$8,526	$7,990	$536	6.7%

Operating income	$1,346	$1,262	$84	6.7%

Other income (expense):
Interest expense, net	$(201)	$(152)	$(49)	32.3%
Other income, net	30	20	10	NM
Total non-operating expense, net	$(171)	$(132)	$(39)	NM

Income tax expense	$(273)	$(248)	$(25)	10.1%
Effective income tax rate	23.2%	22.0%

Equity in earnings of equity method investees, net of taxes	$19	$26	$(7)	(27.9)%

Net income attributable to Quest Diagnostics	$871	$854	$17	2.0%

Diluted earnings per share attributable to Quest Diagnostics’ common stockholders	$7.69	$7.49	$0.20	2.7%

NM - Not Meaningful

    The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	2024	2023

Net revenues:
DIS business	97.4%	97.0%
DS businesses	2.6	3.0
Total net revenues	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	67.2%	67.0%
Selling, general and administrative	17.9	17.7
Amortization of intangible assets	1.3	1.2
Other operating expense, net	—	0.5
Total operating costs and expenses, net	86.4%	86.4%

Operating income	13.6%	13.6%

    Operating Results

    Results for the year ended December 31, 2024 were affected by certain items that on a net basis decreased diluted earnings per share by $1.24 as follows:
•pre-tax amortization expense of $127 million recorded in amortization of intangible assets or $0.84 per diluted share;
•pre-tax net charges of $62 million ($27 million recorded in cost of services and $37 million recorded in selling, general and administrative expenses, partially offset by a $2 million gain recorded in other operating expense, net), or $0.42 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business;
•pre-tax charges of $15 million recorded in equity in earnings of equity method investees, net of taxes, or $0.10 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; and
•pre-tax charges of $6 million ($2 million recorded in cost of services, $2 million recorded in selling, general and administrative expenses and $2 million recorded in other operating expense, net, including a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions), or $0.04 per diluted share; partially offset by
•pre-tax gains of $12 million, recorded in other income (expense), net, or $0.08 per diluted share, principally representing a non-recurring gain associated with a foreign exchange forward contract utilized in conjunction with an acquisition, and
•$9 million of excess tax benefits associated with stock-based compensation arrangements, recorded in income tax expense, or $0.08 per diluted share.

    Results for the year ended December 31, 2023 were affected by certain items that on a net basis decreased diluted earnings per share by $1.22 as follows:
•pre-tax amortization expense of $108 million recorded in amortization of intangible assets or $0.70 per diluted share;
•pre-tax charges of $44 million ($5 million recorded in selling, general and administrative expenses and $39 million recorded in other operating expense, net, representing a $29 million impairment charge on certain long-lived assets related to the shutdown of a business and, to a lesser extent, a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions), or $0.31 per diluted share;

•pre-tax charges of $43 million ($16 million recorded in cost of services and $27 million recorded in selling, general and administrative expenses), or $0.29 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $3 million recorded in equity in earnings of equity method investees, net of taxes, or $0.02 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; partially offset by
•$11 million of excess tax benefits associated with stock-based compensation arrangements, recorded in income tax expense, or $0.10 per diluted share.

    Net Revenues

    Net revenues for the year ended December 31, 2024 increased by 6.7% compared to the prior year.

    DIS revenues for the year ended December 31, 2024 increased by 7.1% compared to the prior year. For the year ended December 31, 2024:

•The increase in DIS revenues compared to the prior year was driven primarily by organic growth in the base business (which excludes COVID-19 testing) and, to a lesser extent, the impact of recent acquisitions, partially offset by a decrease in COVID-19 testing. For the year ended December 31, 2024, recent acquisitions contributed approximately 3.9% to DIS revenues.
•DIS volume increased by 5.5% compared to the prior year primarily driven by the impact of recent acquisitions, which contributed approximately 4.8% to DIS volume, and, to a lesser extent, organic growth in the base business, partially offset by a decrease in COVID-19 testing.
•Revenue per requisition increased by 1.3% compared to the prior year principally due to an increase in the number of tests per requisition and favorable test mix, partially offset by the impact of the decrease in COVID-19 testing and the impact of the acquisition of LifeLabs (which has a lower revenue per requisition).
•DIS revenues in the base business (including the impact of recent acquisitions) increased by 9.0% compared to the prior year.
•Testing volume in the base business (including the impact of recent acquisitions) was up 6.2% compared to the prior year.
•Revenue per requisition in the base business increased by 2.4% compared to the prior year principally due to an increase in the number of tests per requisition and favorable test mix, partially offset by the impact of the acquisition of LifeLabs (which has a lower revenue per requisition).

    DS revenues for the year ended December 31, 2024 decreased by 6.3% compared to the prior year primarily due to lower revenues associated with both our risk assessment services offered to insurers and our healthcare information technology businesses.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    Cost of services increased by $429 million for the year ended December 31, 2024 compared to the prior year. The increase was primarily driven by the impact of recent acquisitions, wage increases, higher supplies expense, and lower performance-based compensation in the prior year period, partially offset by cost savings and productivity improvements from our Invigorate program.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consists principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support, as well as administrative facility costs.

    SG&A increased by $128 million for the year ended December 31, 2024, compared to the prior year. The increase was primarily driven by the impact of recent acquisitions, lower performance-based compensation in the prior year period, and higher depreciation expense.

    The changes in the value of our deferred compensation obligations is largely offset by changes in the value of the associated investments, which are recorded in other income (expense), net. For further details regarding our deferred compensation plans, see Note 17 to the audited consolidated financial statements.

    Amortization of Intangible Assets

    For the year ended December 31, 2024, amortization expense was $19 million higher than the prior year as a result of recent acquisitions.
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

    Interest Expense, Net

    Interest expense, net increased by $49 million for the year ended December 31, 2024 compared to the prior year, primarily due to the issuance during November 2023 of $750 million aggregate principal amount of 6.40% senior notes due 2033 and the issuance in August 2024 of $1.85 billion aggregate principal amount of Senior Notes (see "2024 Highlights" above), partially offset by increased interest income (principally due to higher cash on hand) and lower borrowings under our secured receivables credit facility.

    Other Income (Expense), Net

    Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the year ended December 31, 2024, other income (expense), net included included $18 million of gains associated with investments in our deferred compensation plans and an $8 million gain associated with a foreign exchange forward contract utilized in conjunction with an acquisition.

    For the year ended December 31, 2023, other income (expense), net included $20 million of gains associated with investments in our deferred compensation plans.

    Income Tax Expense

    Income tax expense for the years ended December 31, 2024 and 2023 was $273 million and $248 million, respectively. The increase in income tax expense compared to the prior year was driven by an increase in the effective income tax rate and an increase in income before income taxes and equity in earnings of equity method investees.

    The effective income tax rate for the years ended December 31, 2024 and 2023 was 23.2% and 22.0%, respectively. The increase was principally due to a change in return to provision true-ups. The effective income tax rates benefited from $9 million and $11 million of excess tax benefits associated with stock-based compensation arrangements for the years ended December 31, 2024 and 2023, respectively.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    For the year ended December 31, 2024, there was a $7 million decrease in equity in earnings of equity method investees, net of taxes, compared to the prior year primarily due to a $12 million increase in losses associated with changes in the carrying value of our strategic investments, partially offset by increased demand for testing services at our diagnostic information services joint venture.

Quantitative and Qualitative Disclosures About Market Risk

    We address our exposure to market risks, principally the risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for speculative purposes. We seek to mitigate the variability in cash outflows that result from changes in interest rates by maintaining a balanced mix of fixed-rate and variable-rate debt obligations. In order to achieve this objective, we have entered into interest rate swap agreements. Interest rate swap agreements involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net settlements are recognized as an adjustment to interest expense, net. We believe that our exposures to foreign exchange impacts and changes in commodity prices are not material to our consolidated results of operations, financial position or cash flows. For further details regarding our significant accounting policies on interest rate risk and foreign currency, see Note 2 to the audited consolidated financial statements.

    As of December 31, 2024 and 2023, the fair value of our debt was estimated at approximately $6.1 billion and $4.6 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of December 31, 2024 and 2023, the estimated fair value was less than the carrying value of the debt by $112 million and $127 million, respectively. A hypothetical 10% increase in interest rates (representing 35 basis points as of December 31, 2024 and 50 basis points as of December 31, 2023) would potentially reduce the estimated fair value of our debt by approximately $184 million and $139 million as of December 31, 2024 and 2023, respectively.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either commercial paper rates for highly rated issuers or the adjusted Term Secured Overnight Financing Rate ("Term SOFR"), plus a spread. Interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates and changes in our public debt ratings. As of December 31, 2024, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly rated issuers or the adjusted Term SOFR, plus a spread of 0.80%; and for our senior unsecured revolving credit facility, the adjusted Term SOFR, plus 1.00%. As of December 31, 2024, there were no borrowings outstanding under either our $600 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility.

    During October 2024, we entered into various fixed-to-variable interest rate swap agreements with an aggregate notional amount of $700 million and various interest rates ranging from SOFR plus a spread of 1.40% to SOFR plus a spread of 1.43%. These derivative financial instruments are accounted for as fair value hedges of a portion of our 2034 Senior Notes. The aggregate fair value of these fixed-to-variable interest rate swap agreements was $34 million, in a liability position, as of December 31, 2024.

    Based on our net exposure to interest rate changes, a hypothetical 10% change to the variable rate component of our variable rate indebtedness would not materially change our annual interest expense. A hypothetical 10% change in the SOFR curve (representing a 41 basis points change in the weighted average yield) would potentially change the fair value of our fixed-to-variable interest rate swap liabilities by $23 million.

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

    We regularly evaluate equity investments that do not have readily determinable fair values to determine if there are any indicators that the investments are impaired. The carrying value of our equity investments that do not have readily determinable fair values was $37 million as of December 31, 2024. In conjunction with the preparation of our audited consolidated financial statements for the year ended December 31, 2024, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

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

Liquidity and Capital Resources

	2024	2023	$ Change
	(dollars in millions)
Net cash provided by operating activities	$1,334	$1,272	$62
Net cash used in investing activities	(2,548)	(1,061)	(1,487)
Net cash provided by financing activities	1,084	160	924
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(7)	—	(7)
Net change in cash and cash equivalents and restricted cash	$(137)	$371	$(508)

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments. Cash and cash equivalents as of December 31, 2024 and 2023 totaled $549 million and $686 million, respectively.

    As of December 31, 2024, approximately 23% of our $549 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the year ended December 31, 2024 was $1,334 million, and increased $62 million compared to the prior year primarily as a result of increased operating income.

    Days sales outstanding ("DSO"), a measure of billing and collection efficiency, was 48 days as of December 31, 2024 and 50 days as of December 31, 2023.

    Cash Flows from Investing Activities

    Net cash used in investing activities for the years ended December 31, 2024 and 2023 was $2,548 million and $1,061 million, respectively. The $1,487 million increase in net cash used in investing activities for the year ended December 31, 2024, compared to the prior year period, was primarily a result of increased cash used for business acquisitions (see "2024 Highlights" above).

    Cash Flows from Financing Activities

    Net cash provided by financing activities for the year ended December 31, 2024 was $1,084 million, compared to $160 million for the year ended December 31, 2023. The $924 million increase in net cash provided by financing activities was primarily a result of the issuance of $1.85 billion aggregate principal amount of Senior Notes in August 2024 (see "2024 Highlights" above) and fewer share repurchases during the year ended December 31, 2024. Such impacts were partially offset by, among other things, in the year ended December 31, 2023, the $750 million of gross proceeds received in connection with the issuance of 6.40% senior notes and, in the year ended December 31, 2024, by the repayment in full of the outstanding indebtedness under our $300 million of 4.25% senior notes.

    During the year ended December 31, 2024, there were no borrowings or repayments under our secured receivables credit facility or our senior unsecured revolving credit facility.

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

    Dividend Program

    During each of the four quarters of 2024, our Board of Directors declared a quarterly cash dividend of $0.75 per common share. During each of the four quarters of 2023, our Board of Directors declared a quarterly cash dividend of $0.71 per common share. In January 2025, we announced that our Board of Directors authorized a 6.7% increase in our quarterly cash dividend from $0.75 to $0.80 per share, or $3.20 per share annually, commencing with the dividend payable in April 2025.

    Share Repurchases

    As of December 31, 2024, $0.9 billion remained available under our share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    For the year ended December 31, 2024, we repurchased 0.9 million shares of our common stock for $150 million.

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

    In conjunction with the preparation of our audited consolidated financial statements for the year ended December 31, 2024, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed.

    Requirements and Capital Resources

    We estimate that we will invest approximately $500 million during 2025 for capital expenditures to support and grow our existing operations, principally related to investments in laboratory equipment and facilities, including laboratory automations and information technology to support our diagnostic offerings.

    We have $600 million of 3.50% senior notes due March 2025.

    In February 2025, we committed to a multi-year project ("Project Nova") to modernize our "Order to Cash" business processes including related information technology infrastructure and underlying enabling technologies. We expect to deliver value throughout the implementation of Project Nova, as it unlocks a variety of streamlined operational benefits, reduced technology-related operating costs, accelerated revenue opportunities and improvements to the customer and patient experience. Total project-related cash expenditures are estimated to be approximately $250 million to $310 million with approximately 60% consisting of capital expenditures and; the remainder consisting of operating expenses (primarily related to system conversion costs, compensation costs associated with team members dedicated to the project, and program management and training costs) to be incurred over the life of the project with the final phases expected to be completed in the 2031 to 2032 timeframe. We expect to fund the Project Nova-related expenditures with cash from operations. For 2025, total project-related cash expenditures are estimated to be approximately $15 million. Annual financial benefits are projected to increase over time as major elements of the project are completed generating an appropriate return on investment.

    During November 2024, we amended our $600 million secured receivables credit facility. The amendment extended the maturity of the facility to November 2026. Additionally, the amended facility includes a $200 million uncommitted accordion which, if utilized, brings the total capacity under the facility to $800 million. For further details regarding our credit facilities, see Note 13 to the audited consolidated financial statements.

    As of December 31, 2024, we had $1.3 billion of borrowing capacity available under our existing credit facilities, including $527 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings under these credit facilities as of December 31, 2024. In support of our risk management program, $73 million in letters of credit under the secured receivables credit facility were outstanding as of December 31, 2024.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of December 31, 2024, we were in compliance with all such applicable financial covenants.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    The management of the Company, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024 based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2024 is effective.

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

    On August 23, 2024, the Company completed its acquisition of LifeLabs, Inc. and the partnership interests of BPC Lab Finance LP (collectively, "LifeLabs"). While the Company has extended its oversight and monitoring processes that support internal control over financial reporting, as well as its disclosure controls and procedures, the Company continues to integrate the acquired operations of LifeLabs. As such the Company has excluded LifeLabs from its evaluation of internal control over financial reporting. This exclusion is in accordance with the U.S. Securities and Exchange Commission’s guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. LifeLabs had total assets that represented approximately 3% of the Company’s consolidated total assets as of December 31, 2024, and total revenues that represented approximately 2% of the Company’s consolidated revenues for the year ended December 31, 2024.

    PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, audited the Company's internal control over financial reporting as of December 31, 2024 and issued their audit report on the Company's internal control over financial reporting included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Quest Diagnostics Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Quest Diagnostics Incorporated and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in the Report of Management on Internal Control Over Financial Reporting, management has excluded LifeLabs, Inc. and BPC Lab Finance LP (collectively, “LifeLabs”) from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination during 2024. We have also excluded LifeLabs from our audit of internal control over financial reporting. LifeLabs is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 3% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Diagnostic Information Services (DIS) Business Accounts Receivable - Contractual Allowances

As described in Note 3 to the consolidated financial statements, management estimates the amount of consideration the Company expects to be entitled to receive from payer customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials) and patient price concessions. The Company's consolidated accounts receivable, net of allowance for credit losses, balance as of December 31, 2024, was $1,304 million, of which a significant portion related to the DIS business. Net revenues recognized from healthcare insurers and government payers consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers, which considers historical denial and collection experience and, additionally for healthcare insurers, the terms of the Company’s contractual arrangements. The process for estimating revenues and the ultimate collection of accounts receivable associated with the DIS business involves significant judgment and estimation.

The principal considerations for our determination that performing procedures relating to the valuation of DIS business accounts receivable - contractual allowances is a critical audit matter are (i) the significant judgment by management when developing the estimate of contractual allowances, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to the estimate of contractual allowances.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of DIS business accounts receivable, which included controls over management’s methodology and data used to estimate contractual allowances. These procedures also included, among others, testing management's process for developing the estimate of contractual allowances, including (i) evaluating the appropriateness of the methodology; (ii) testing, on a sample basis, the completeness and accuracy of the historical contractual allowance and collection data used in developing the estimate of contractual allowances; and (iii) evaluating the reasonableness of management’s assumptions used to estimate contractual allowances by comparing actual cash collected to the prior year estimate of net accounts receivable.

Acquisition of LifeLabs – Valuation of Customer-Related and Trade Name Intangible Assets

As described in Note 6 to the consolidated financial statements, on August 23, 2024, the Company acquired LifeLabs for net consideration of $1,003 million. Of the acquired assets, $335 million of customer-related intangible assets and $99 million of trade name intangible assets were recorded. The fair values of the customer-related intangible assets and trade name intangible assets were determined by management using a multi-period excess earnings method and a relief from royalty method, respectively. Management’s estimates of fair values were principally determined based on projections of cash flows and include significant judgments and assumptions relating to customer attrition rates for the customer-related intangible assets and royalty rates for the trade name intangible assets. The projected cash flows were discounted to determine the present value of the assets at the date of the acquisition.

The principal considerations for our determination that performing procedures relating to the valuation of customer-related and trade name intangible assets acquired in the acquisition of LifeLabs is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the customer-related and trade name intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projections of cash flows, customer attrition rate, and discount rate for the customer-related intangible assets and projections of cash flows, royalty rate, and discount rate for the trade name intangible assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer-related and trade name intangible assets acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimates of the customer-related and trade name intangible assets acquired; (iii) evaluating the appropriateness of the multi-period excess earnings and relief from royalty methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and relief from royalty methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to projections of cash flows, customer attrition rate, and discount rate for the customer-related intangible assets and projections of cash flows, royalty rate, and discount rate for the trade name intangible assets. Evaluating management’s assumptions related to projections of cash flows for the customer-related and trade name intangible assets involved considering (i) the current and past performance of the LifeLabs business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and relief from royalty methods and (ii) the reasonableness of the customer attrition rate and discount rate assumptions for the customer-related intangible assets and the royalty rate and discount rate assumptions for the trade name intangible assets.

/s/	PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 20, 2025

We have served as the Company’s auditor since 1995.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2024 AND 2023
(in millions, except per share data)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$549	$686
Accounts receivable, net of allowance for credit losses of $29 and $27 as of December 31, 2024 and 2023, respectively	1,304	1,210
Inventories	188	190
Prepaid expenses and other current assets	351	286
Total current assets	2,392	2,372
Property, plant and equipment, net	2,113	1,816
Operating lease right-of-use assets	651	602
Goodwill	8,856	7,733
Intangible assets, net	1,763	1,166
Investments in equity method investees	123	135
Other assets	255	198
Total assets	$16,153	$14,022

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,394	$1,359
Current portion of long-term debt	602	303
Current portion of long-term operating lease liabilities	173	153
Total current liabilities	2,169	1,815
Long-term debt	5,615	4,410
Long-term operating lease liabilities	535	503
Other liabilities	938	876
Commitments and contingencies
Redeemable noncontrolling interest	83	76
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both December 31, 2024 and 2023; 162 shares issued as of both December 31, 2024 and 2023	2	2
Additional paid-in capital	2,361	2,320
Retained earnings	9,360	8,825
Accumulated other comprehensive loss	(88)	(14)
Treasury stock, at cost; 51 shares as of both December 31, 2024 and 2023	(4,857)	(4,826)
Total Quest Diagnostics stockholders’ equity	6,778	6,307
Noncontrolling interests	35	35
Total stockholders’ equity	6,813	6,342
Total liabilities and stockholders’ equity	$16,153	$14,022

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(in millions, except per share data)

	2024	2023	2022

Net revenues	$9,872	$9,252	$9,883

Operating costs and expenses and other operating income:
Cost of services	6,628	6,199	6,450
Selling, general and administrative	1,770	1,642	1,874
Amortization of intangible assets	127	108	120
Other operating expense, net	1	41	11
Total operating costs and expenses, net	8,526	7,990	8,455

Operating income	1,346	1,262	1,428

Other income (expense):
Interest expense, net	(201)	(152)	(138)
Other income (expense), net	30	20	(55)
Total non-operating expense, net	(171)	(132)	(193)

Income before income taxes and equity in earnings of equity method investees	1,175	1,130	1,235
Income tax expense	(273)	(248)	(264)
Equity in earnings of equity method investees, net of taxes	19	26	44
Net income	921	908	1,015
Less: Net income attributable to noncontrolling interests	50	54	69
Net income attributable to Quest Diagnostics	$871	$854	$946

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$7.78	$7.59	$8.10

Diluted	$7.69	$7.49	$7.97

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(in millions)

	2024	2023	2022

Net income	$921	$908	$1,015

Other comprehensive income (loss):
Foreign currency translation adjustment	(76)	5	(8)
Net deferred gains on cash flow hedges, net of taxes	2	2	1
Other comprehensive (loss) income	(74)	7	(7)

Comprehensive income	847	915	1,008
Less: Comprehensive income attributable to noncontrolling interests	50	54	69
Comprehensive income attributable to Quest Diagnostics	$797	$861	$939

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(in millions)

	2024	2023	2022
Cash flows from operating activities:
Net income	$921	$908	$1,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	493	439	437
Provision for credit losses	5	1	3
Deferred income tax provision (benefit)	13	(49)	1
Stock-based compensation expense	88	77	77
Other, net	15	41	66
Changes in operating assets and liabilities:
Accounts receivable	(71)	(15)	246
Accounts payable and accrued expenses	(67)	(55)	(149)
Income taxes payable	16	(2)	(31)
Other assets and liabilities, net	(79)	(73)	53
Net cash provided by operating activities	1,334	1,272	1,718

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(2,164)	(611)	(144)
Capital expenditures	(425)	(408)	(404)
Other investing activities, net	41	(42)	5
Net cash used in investing activities	(2,548)	(1,061)	(543)

Cash flows from financing activities:
Proceeds from borrowings	1,846	2,592	—
Repayments of debt	(303)	(1,844)	(2)
Purchases of treasury stock	(151)	(275)	(1,408)
Exercise of stock options	73	72	123
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(24)	(28)	(28)
Dividends paid	(331)	(314)	(305)
Distributions to noncontrolling interest partners	(47)	(57)	(73)
Other financing activities, net	21	14	(39)
Net cash provided by (used in) financing activities	1,084	160	(1,732)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(7)	—	—

Net change in cash and cash equivalents and restricted cash	(137)	371	(557)
Cash and cash equivalents and restricted cash, beginning of year	686	315	872
Cash and cash equivalents and restricted cash, end of year	$549	$686	$315

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Out- standing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock-holders’ Equity
Balance, December 31, 2021	119	$2	$2,260	$7,649	$(14)	$(3,453)	$39	$6,483
Net income				946			62	1,008
Other comprehensive loss, net of tax					(7)			(7)
Dividends declared				(305)				(305)
Distributions to noncontrolling interest partners							(64)	(64)
Issuance of common stock under benefit plans	1		(36)			64		28
Stock-based compensation expense			77					77
Exercise of stock options	1		4			119		123
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)			(18)		(28)
Purchases of treasury stock	(10)					(1,385)		(1,385)
Balance, December 31, 2022	111	$2	$2,295	$8,290	$(21)	$(4,673)	$37	$5,930
Net income				854			49	903
Other comprehensive income, net of tax					7			7
Dividends declared				(319)				(319)
Distributions to noncontrolling interest partners							(51)	(51)
Issuance of common stock under benefit plans	1		(39)			66		27
Stock-based compensation expense			77					77
Exercise of stock options	1		(3)			75		72
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)			(18)		(28)
Purchases of treasury stock	(2)					(276)		(276)
Balance, December 31, 2023	111	$2	$2,320	$8,825	$(14)	$(4,826)	$35	$6,342
Net income				871			43	914
Other comprehensive loss, net of tax					(74)			(74)
Dividends declared				(336)				(336)
Distributions to noncontrolling interest partners							(43)	(43)
Issuance of common stock under benefit plans			(38)			64		26
Stock-based compensation expense			88					88
Exercise of stock options	1					73		73
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(6)			(18)		(24)
Acquisition of additional ownership interest in subsidiary			(3)					(3)
Purchases of treasury stock	(1)					(150)		(150)
Balance, December 31, 2024	111	$2	$2,361	$9,360	$(88)	$(4,857)	$35	$6,813

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions unless otherwise indicated)

1.    DESCRIPTION OF BUSINESS

    Background

    Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") work across the healthcare ecosystem to create a healthier world, one life at a time. The Company's diagnostic information services ("DIS") business provides diagnostic insights from the results of its laboratory testing to empower people, physicians, and organizations to take action to improve health outcomes. Derived from one of the world's largest databases of de-identifiable clinical lab results, the diagnostic insights reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management. In the right hands and with the right context, the diagnostic insights can inspire actions that transform lives and create a healthier world. The Company provides services to a broad range of customers within its primary customer channels - physicians (including those associated with accountable care organizations ("ACOs") and Federally Qualified Health Centers ("FQHCs")), hospitals, and patients and consumers. Other customers include health plans, employers, emerging retail healthcare providers, government agencies, pharmaceutical companies and other commercial clinical laboratories. The Company offers broad access to clinical testing through a network of laboratories, patient service centers, phlebotomists in physician offices, and connectivity resources, including call centers and mobile phlebotomists, nurses and other health and wellness professionals. The Company's large in-house staff of medical and scientific experts, including medical directors, scientific directors, genetic counselors and board-certified geneticists, provide medical and scientific consultation to healthcare providers and patients regarding the Company's tests and test results, and help them best utilize Quest Diagnostics' services to improve outcomes and enhance satisfaction. The Company's Diagnostic Solutions ("DS") group, which represents the balance of the Company's consolidated net revenues, includes the Company's risk assessment services business, which offers solutions for insurers, and the Company's healthcare information technology businesses, which offer solutions for healthcare providers and payers.

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

    Revenue Recognition

    The Company recognizes as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods sold or services rendered primarily upon completion of the testing process (when results are reported) or when services have been rendered (see Note 3). Net revenues from Medicare and Medicaid programs were approximately 11% of the Company's consolidated net revenues for each of the years ended December 31, 2024, 2023 and 2022. Net revenues from government programs in Canada were approximately 2% of the Company's consolidated net revenues for the year ended December 31, 2024.

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

    Foreign Currency

    The Company predominately uses the U.S. dollar as its functional currency. The functional currency of the Company's foreign operating subsidiaries generally is the applicable local currency. Assets and liabilities denominated in non-U.S. dollars are translated into U.S. dollars at exchange rates as of the end of the reporting period. Income and expense items are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Gains and losses from foreign currency transactions, which are denominated in a currency other than the functional currency, are included within other operating expense, net in the consolidated statements of operations. Foreign currency transaction gains and losses have historically not been material. The Company may be exposed to market risk for changes in foreign exchange rates primarily under certain intercompany receivables and payables. From time to time, the Company uses foreign exchange forward contracts to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. The Company's foreign exchange exposure is not material to the Company's consolidated financial condition. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long-term in nature.

    Cash and Cash Equivalents

    Cash and cash equivalents include all highly-liquid investments with original maturities, at the time acquired by the Company, of three months or less.

    Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments, accounts receivable and derivative financial instruments. The Company's policy is to place its cash, cash equivalents and short-term investments in highly-rated financial instruments and institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company's payers and their dispersion across many different geographic regions, and credit risk is concentrated among certain payers who are large buyers of the Company's services. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company has receivables due from federal, state and foreign governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal, state and foreign governments, and payment is primarily dependent on submitting appropriate documentation timely. As of December 31, 2024 and 2023, receivables due from government payers under the Medicare and Medicaid programs represented approximately 6% and 7%, respectively, of the Company's consolidated net accounts receivable. As of December 31, 2024, receivables due from Canadian government payers represented approximately 1% of the Company's consolidated net accounts receivable. The portion of the Company's accounts receivable due from patients comprises the largest portion of credit risk. As of both December 31, 2024 and 2023, receivables due from patients represented approximately 20% of the Company's consolidated net accounts receivable. The Company applies assumptions and judgments including historical collection experience (including the period of time that the receivables have been outstanding) for assessing collectability and determining net revenues and accounts receivable from patients.

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

    Inventories

    Inventories, which consist principally of finished goods testing supplies and reagents, are valued at the lower of cost (principally first in, first out method) or net realizable value.

    Property, Plant and Equipment

    Property, plant and equipment is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed as incurred for preliminary project activities and post-implementation activities. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll-related costs for employees who are directly associated with the internal-use software project, and interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs for maintenance and training are expensed as incurred. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the expected useful lives of the assets. Depreciation and amortization are principally provided on the straight-line method over expected useful asset lives as of December 31, 2024 as follows:

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

    The Company performs its annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2024, the Company performed a qualitative impairment test and, based on the totality of information available for the reporting units, the Company concluded that it was more likely than not that the estimated fair values of the reporting units were greater than the carrying values of the reporting units and, as such, no further analysis was required. For the year ended December 31, 2023, in accordance with its policy to perform a quantitative test on a periodic basis, the Company updated the fair value calculations for its reporting units, performed the quantitative impairment test, and concluded that goodwill was not impaired.

    Intangible Assets

    Intangible assets are recognized at fair value, as an asset apart from goodwill if the asset (i) arises from contractual or other legal rights, or (ii) is separable. Intangible assets, principally representing the cost of customer-related intangible assets, non-competition agreements, acquired technology-related intangible assets and trade name intangible assets, are capitalized and amortized on the straight-line method over their expected useful lives, which generally range from five to twenty-five years. Intangible assets with indefinite useful lives, consisting principally of acquired trade names, are not amortized, but instead are periodically reviewed for impairment.

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

    Based upon the Company’s most recent annual impairment tests completed during the fourth quarter of the years ended December 31, 2024 and 2023, the Company concluded that indefinite-lived intangible assets were not impaired.

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

    Investments

    The Company's investments (except for those accounted for under the equity method of accounting) include:

•Equity investments with readily determinable fair values, including investments comprised mostly of strategic holdings in companies concentrated in the life sciences and healthcare industries; as well as participant-directed investments of deferred employee compensation and related Company matching contributions held in trusts pursuant to the Company's supplemental deferred compensation plans (see Note 17). These investments are measured at fair value with both realized and unrealized gains and losses recorded in current earnings within other income (expense), net in the consolidated statements of operations. For the years ended December 31, 2024, 2023 and 2022, gains/(losses) from all equity investments with readily determinable fair values totaled $18 million, $20 million, and $(55) million, respectively. See Note 7 for a discussion of the fair value of such investments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

•Equity investments that do not have readily determinable fair values consist of investments in preferred and common shares of privately held companies. These investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company regularly evaluates these equity investments to determine if there are any indicators that the investment is impaired; no impairment charges were recognized related to these investments for the years ended December 31, 2024, 2023 and 2022. The carrying value of these investments was $37 million and $18 million as of December 31, 2024 and 2023, respectively. Such amounts were included in other assets in the consolidated balance sheet.
•Available-for-sale debt securities of privately-held companies. These investments are measured at fair value with unrealized gains and losses presented in other comprehensive (loss) income. The carrying amount of these investments was $0 million and $2 million as of December 31, 2024 and 2023, respectively. See Note 7 for a discussion of the fair value of such investments.

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

    Interest Rate Risk

    The Company is exposed to interest rate risk on its cash and cash equivalents and its debt obligations. Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows and the impact of interest rate risk is not material. The Company's debt obligations consist of fixed-rate and, from time to time, variable-rate debt instruments. The Company's primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range. In order to achieve this objective, the Company has entered into interest rate swap agreements. Interest rate swap agreements involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net settlements between the counterparties are recognized as an adjustment to interest expense, net.

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

    Advertising Costs

    Advertising costs are expensed as incurred. For the years ended December 31, 2024, 2023 and 2022, advertising costs were $28 million, $31 million and $74 million, respectively.

    New Accounting Standards

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

    In March 2024, the Securities and Exchange Commission ("SEC") issued a rule which will require companies to make certain climate-related disclosures in periodic filings. The rule includes certain disclosures in the footnotes of the financial statements:

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

    The footnote disclosures were originally effective for annual filings for the year ended December 31, 2025. However, in April 2024, the SEC voluntarily stayed implementation of the new disclosure requirements pending judicial review. Once the litigation is resolved, and if the rule remains in effect, the SEC will announce a new effective date. The Company is currently evaluating the impact of the adoption of the rule.

    In November 2024, the FASB issued a new accounting standard which will require companies to disaggregate certain income statement expenses. The pronouncement is effective for annual filings for the year ended December 31, 2027 and for interim periods within the year ended December 31, 2028. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

3.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for greater than 95% of the Company’s consolidated net revenues for the years ended December 31, 2024, 2023 and 2022 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligation and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from payer customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions, as discussed below. The portfolios determined using the portfolio approach consist of the following groups of payer customers: healthcare insurers, government payers, client payers and patients. Contracts in the DIS business do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.

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

    Government Payers

    Reimbursements from domestic government payers are based on fee-for-service schedules set by governmental authorities, including traditional Medicare and Medicaid. Reimbursements from government payers in Canada are based on a combination of fee-for-service schedules, with a cap on maximum billings, and capitated arrangements. Net revenues recognized for fee-for-service arrangements principally consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers, which considers historical denial and collection experience and other factors.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The approximate percentage of net revenues by type of payer customer was as follows:

	Year Ended December 31,
	2024	2023	2022
Healthcare insurers:
Fee-for-service	37%	37%	38%
Capitated	3	3	3
Total healthcare insurers	40	40	41
Government payers (principally fee-for-service)	13	11	11
Client payers	33	34	33
Patients (including coinsurance and deductible responsibilities)	11	12	12
Total DIS	97	97	97
DS	3	3	3
Net revenues	100%	100%	100%

    For the years ended December 31, 2024, 2023 and 2022, substantially all of the Company’s services were provided within the United States. On August 23, 2024, the Company acquired all of the issued and outstanding common shares of LifeLabs Inc. and all of the partnership interests of BPC Lab Finance LP (collectively, "LifeLabs"). LifeLabs provides laboratory diagnostic information and digital health connectivity systems in Canada. See Note 6 for further discussion.

    The approximate percentage of net accounts receivable by type of payer customer as of December 31, 2024 and 2023 was as follows:

	2024	2023

Healthcare insurers	26%	24%
Government payers	7	7
Client payers	45	45
Patients (including coinsurance and deductible responsibilities)	20	20
Total DIS	98	96
DS	2	4
Net accounts receivable	100%	100%

    The following table summarizes the activity for the Company's allowance for credit losses during the years ended December 31, 2024 and 2023, which principally relates to client payers:

Allowance for Credit Losses

Balance, December 31, 2022	$30
Provision for credit losses	1
Write-offs of accounts receivable, net of recoveries	(4)
Balance, December 31, 2023	27
Provision for credit losses	5
Write-offs of accounts receivable, net of recoveries	(3)
Balance, December 31, 2024	$29

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

4.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share for the years ended December 31, 2024, 2023 and 2022 is as follows (in millions, except per share data):

	2024	2023	2022
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$871	$854	$946
Less: Earnings allocated to participating securities	5	4	4
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$866	$850	$942

Weighted average common shares outstanding – basic	111	112	116
Effect of dilutive securities:
Stock options and performance share units	2	1	2
Weighted average common shares outstanding – diluted	113	113	118

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$7.78	$7.59	$8.10
Diluted	$7.69	$7.49	$7.97

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

    Restructuring and Impairment Charges

    The following table provides a summary of the Company's pre-tax restructuring and impairment charges for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022

Employee separation costs	$28	$25	$55
Asset impairment charges	—	29	14
Total restructuring and impairment charges	$28	$54	$69

    The restructuring charges incurred for the years ended December 31, 2024, 2023 and 2022 were partially associated with various workforce reduction initiatives as the Company continued to restructure its organization. Additionally, during the year ended December 31, 2023, the Company recorded an impairment charge on certain long-lived assets related to the shutdown of a business and, during the year ended December 31, 2022, the Company recorded an impairment charge on certain property, plant and equipment. Of the total restructuring and impairment charges incurred during the year ended December 31, 2024, $15 million and $13 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring and impairment charges incurred during the year ended December 31, 2023, $13 million, $12 million and $29 million were recorded in cost of services, selling, general and administrative expenses and other operating expense, net, respectively. Of the total restructuring charges incurred during the year ended December 31, 2022, $19 million, $36 million and $14 million were recorded in cost of services, selling, general and administrative expenses and other operating expense, net, respectively.

    Charges for all periods presented were primarily recorded in the Company's DIS business.

    The following table summarizes the activity of the restructuring liability during 2024 and 2023, which is included in accrued expenses in Note 12:

Employee Separation Costs

Balance, December 31, 2022	$44
Income statement expense	25
Cash payments	(57)
Balance, December 31, 2023	12
Income statement expense	28
Cash payments	(27)
Balance, December 31, 2024	$13

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

6.    BUSINESS ACQUISITIONS

    2024 Acquisitions

    During 2024, the Company completed acquisitions for an aggregate purchase price of $2.2 billion (including contingent consideration initially estimated at $6 million), net of cash acquired, including the acquisitions discussed below. Of such amount, $30 million was prepaid during the year ended December 31, 2023. In the Company's consolidated statement of cash flows for the year ended December 31, 2024, such $30 million is included in business acquisitions, net of cash acquired, with a corresponding offset in other investing activities.

    The acquisitions preliminarily resulted in goodwill of $1.1 billion, $862 million of which is deductible for tax purposes. See the table below for a preliminary summary of the assets acquired and liabilities assumed, which may be revised as additional information becomes available during the measurement periods.

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

    Acquisition of all of the issued and outstanding common shares of LifeLabs Inc. and all of the partnership interests of BPC Lab Finance LP (collectively, "LifeLabs")

    On August 23, 2024, the Company acquired LifeLabs in an all-cash transaction for approximately CAN $1.35 billion (approximately USD $1 billion), net of cash acquired. LifeLabs provides laboratory diagnostic information and digital health connectivity systems in Canada. The acquisition price is subject to a customary net working capital adjustment, which is not expected to be material. The Company funded the acquisition with a portion of the net proceeds from the issuance of senior notes (see Note 13 for further details).

    Following the acquisition in August 2024, LifeLabs contributed $241 million to the Company's consolidated net revenues for the year ended December 31, 2024.

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

    The fair values of the customer-related intangible assets and the trade name intangible assets in the table below were determined by management using a multi-period excess earnings method, a form of the income approach, and a relief from royalty method, respectively. Management’s estimates of fair value were principally determined based on projections of cash flows and include significant judgments and assumptions relating to customer attrition rates for the customer-related intangible assets and royalty rates for the trade name intangible assets. The projected cash flows were discounted to determine the present values of the assets at the date of the acquisition. The fair value of the customer-related intangible assets utilized discount rates ranging from 13.0% to 14.0% and the fair value of the trade name intangible assets utilized a 12.0% discount rate.

    Pro Forma Combined Financial Information

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The following unaudited pro forma combined financial information reflects the consolidated statement of operations of the Company as if the acquisition of LifeLabs had occurred as of January 1, 2023. The pro forma information includes adjustments primarily related to the amortization of acquired intangible assets (see below), interest expense associated with debt of LifeLabs which was extinguished prior to the acquisition, interest expense associated with senior notes issued to fund the acquisition (see Note 13), the impact on depreciation expense of recording acquired property, plant and equipment at fair value (see below), and transaction costs related to the LifeLabs acquisition. The pro forma combined financial information does not include the estimated annual synergies expected to be realized upon completion of the integration of LifeLabs and therefore is not indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Year Ended December 31,
	2024	2023

Pro forma net revenues	$10,320	$9,917

Pro forma net income attributable to Quest Diagnostics	$869	$842

Pro forma earnings per share attributable to Quest Diagnostics' common stockholders:
Basic	$7.76	$7.47
Diluted	$7.67	$7.38

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

    Acquisition of select assets of the outreach laboratory services business of OhioHealth

    On October 13, 2024, the Company acquired select assets of the outreach laboratory services business of OhioHealth, which serves providers and patients in Ohio, in an all-cash transaction for $200 million.

    Acquisition of the outreach laboratory services business of University Hospitals

     On December 30, 2024, the Company acquired the outreach laboratory services business of University Hospitals, which serves providers and patients in Ohio, in an all-cash transaction for $183 million.

    The following table provides a preliminary summary of the assets acquired and liabilities assumed, which may be revised as additional information becomes available during the measurement period.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

	LifeLabs	Laboratory Business of Three Physician Groups in New York	Select Assets of the Outreach Laboratory Services Business of Allina Health	Select Assets of the Outreach Laboratory Services Business of OhioHealth	Outreach Laboratory Services Business of University Hospitals	Other Acquisitions (a)	Total

Cash and cash equivalents	$50	$—	$—	$—	$—	$—	$50
Accounts receivable	31	—	—	—	—	—	31
Other current assets	23	—	—	—	—	2	25
Property, plant and equipment	250	—	—	—	—	4	254
Finance lease assets (recorded in property, plant and equipment)	—	—	—	—	—	17	17
Operating lease right-of-use assets	65	—	—	—	—	17	82
Goodwill	303	243	175	146	125	154	1,146
Intangible assets	434	57	55	54	58	95	753
Other assets	39	—	—	—	—	—	39

Total assets acquired	1,195	300	230	200	183	289	2,397

Accounts payable and accrued expenses	66	—	—	—	—	—	66
Current portion of long-term operating lease liabilities	14	—	—	—	—	4	18
Finance lease liabilities (recorded in long-term debt)	—	—	—	—	—	17	17
Long-term operating lease liabilities	51	—	—	—	—	13	64
Other liabilities	11	—	—	—	—	7	18

Total liabilities assumed	142	—	—	—	—	41	183

Net assets acquired	$1,053	$300	$230	$200	$183	$248	$2,214

(a) Principally relates to the acquisitions of Lenco and PathAI Diagnostics.

    The preliminary fair values of the acquired intangible assets are as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

	LifeLabs	Laboratory Business of Three Physician Groups in New York	Select Assets of the Outreach Laboratory Services Business of Allina Health	Select Assets of the Outreach Laboratory Services Business of OhioHealth	Outreach Laboratory Services Business of University Hospitals	Other Acquisitions (a)	Total	Weighted Average Useful Life (in years)
Customer-related	$335	$57	$55	$54	$43	$95	$639	15 - 25
Trade names	99	—	—	—	—	—	99	15
Non-competition agreements	—	—	—	—	15	—	15	5
	$434	$57	$55	$54	$58	$95	$753

(a) Principally relates to the acquisitions of Lenco and PathAI Diagnostics.

    2023 Acquisitions

    During 2023, the Company completed acquisitions for an aggregate purchase price of $699 million (including contingent consideration initially estimated at $88 million), net of cash acquired, including the acquisitions discussed below. The acquisitions resulted in goodwill of $511 million, of which $244 million is deductible for tax purposes. The acquisitions also resulted in $145 million of technology-related intangible assets and $63 million of customer-related intangible assets.

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

    Acquisition of Haystack Oncology, Inc.

    On June 20, 2023, the Company acquired Haystack Oncology, Inc. ("Haystack"), an early-stage oncology company focused on minimal residual disease testing to aid in the detection of residual or recurring cancer and better inform therapy decisions. The acquisition was an all-cash transaction for $392 million, net of $1 million of cash acquired, which consisted of cash consideration of $304 million and contingent consideration initially estimated at $88 million. Under the contingent consideration obligation, the seller can receive up to $100 million of additional consideration dependent upon the achievement of certain revenue benchmarks through 2028 and up to an additional $50 million of consideration dependent upon the Company receiving reimbursement coverage from the Centers for Medicare and Medicaid Services ("CMS"). Based on the purchase price allocation, the assets acquired and liabilities assumed consist of $267 million of goodwill (none of which is tax-deductible), $145 million of technology-related intangible assets, $23 million of deferred income tax liabilities, $8 million of operating lease right-of-use assets and related operating lease liabilities, and $3 million of property, plant and equipment. The intangible assets are being amortized over a useful life of 15 years. For further details regarding the fair value of the Company's contingent consideration, see Note 7.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Acquisition of Pack Health, LLC

    On February 1, 2022, the Company acquired Pack Health, LLC, a patient engagement company that helps individuals adopt healthier behaviors to improve outcomes, in an all cash transaction for $123 million, net of $4 million cash acquired, which consisted of cash consideration of $105 million and contingent consideration initially estimated at $18 million. Based on the purchase price allocation, the assets acquired and liabilities assumed consist of $96 million of goodwill (of which $78 million was tax-deductible on the acquisition date), $30 million of intangible assets, $5 million of operating lease right-of-use assets, $5 million of operating lease liabilities and $(3) million of working capital. The intangible assets consist primarily of customer-related assets which are being amortized over a useful life of 15 years.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

7.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2024
Assets:
Deferred compensation trading securities	$72	$72	$—	$—
Cash surrender value of life insurance policies	64	—	64	—
Total	$136	$72	$64	$—

Liabilities:
Deferred compensation liabilities	$140	$—	$140	$—
Contingent consideration	106	—	—	106
Fixed-to-variable interest rate swaps	34	—	34	—
Total	$280	$—	$174	$106

Redeemable noncontrolling interest	$83	$—	$—	$83

December 31, 2023
Assets:
Deferred compensation trading securities	$70	$70	$—	$—
Cash surrender value of life insurance policies	55	—	55	—
Available-for-sale debt securities	2	—	—	2
Total	$127	$70	$55	$2

Liabilities:
Deferred compensation liabilities	$131	$—	$131	$—
Contingent consideration	104	—	—	104
Total	$235	$—	$131	$104

Redeemable noncontrolling interest	$76	$—	$—	$76

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

    In connection with the acquisition of Haystack (see Note 6 for further discussion), there is a contingent consideration obligation under which the seller can receive up to $100 million of additional consideration dependent upon the achievement of certain revenue benchmarks through 2028 and up to an additional $50 million of consideration dependent upon the Company receiving reimbursement coverage from the CMS. The portion of the contingent consideration obligation which is dependent upon the achievement of certain revenue benchmarks was measured at fair value using a Monte Carlo method and is classified within Level 3 of the fair value hierarchy as the fair value is determined based on significant inputs that are not observable. Significant inputs include management’s estimate of revenue and other market inputs, including comparable company revenue volatility (35%) and a discount rate (10.5%). The portion of the contingent consideration obligation which is dependent upon the Company receiving reimbursement coverage from the CMS is also classified within Level 3 of the fair value hierarchy as the fair value is principally determined based on management's estimate, which is a significant input that is not observable. Additionally, the fair value of the entire contingent consideration obligation is also impacted by a market discount rate (5%) which adjusts the estimated payments to present value. The fair value of the contingent consideration obligation is not overly sensitive to movements in the comparable company revenue volatility or the discount rate used for the portion of the obligation that is dependent upon the achievement of certain revenue benchmarks. For example, changing the comparable company revenue volatility from 35% to 25% impacts the fair value by $5 million (assuming no other inputs are modified) and changing the discount rate from 10.5% to 7.0% impacts the fair value by $3 million (assuming no other inputs are modified).

    The Company has additional contingent consideration obligations in connection with other acquisitions. The liabilities related to such obligations are included in the amounts below.

    The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2022	$23
Purchases, additions and issuances	88
Settlements	(18)
Total fair value adjustments included in earnings - unrealized	11
Balance, December 31, 2023	104
Purchases, additions and issuances	6
Settlements	(6)
Total fair value adjustments included in earnings - unrealized	2
Balance, December 31, 2024	$106

    The $2 million and $11 million of net losses included in earnings associated with the changes in the fair value of the contingent consideration obligation for the years ended December 31, 2024 and 2023, respectively, are reported in other operating expense, net. The year-over-year decrease in the net losses was principally due to changes in the timing of estimated revenues for Haystack.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Of the aggregate $106 million contingent consideration obligation as of December 31, 2024, $101 million and $5 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet. Of the aggregate $104 million contingent consideration obligation as of December 31, 2023, $99 million and $5 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet.

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of December 31, 2024, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long-term growth rates, and a discount rate commensurate with economic risk.

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

    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of December 31, 2024 and 2023, the fair value of the Company’s debt was estimated at $6.1 billion and $4.6 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

8.    TAXES ON INCOME

    The Company's pre-tax income before equity in earnings of equity method investees consisted of approximately $1.1 billion, $1.1 billion and $1.2 billion from U.S. operations and pre-tax income of $28 million, $7 million and $2 million from foreign operations for the years ended December 31, 2024, 2023 and 2022, respectively.

    The components of income tax expense (benefit) for 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Current:
Federal	$204	$235	$200
State and local	52	59	62
Foreign	4	3	1
Deferred:
Federal	4	(38)	29
State and local	2	(10)	(27)
Foreign	7	(1)	(1)
Total	$273	$248	$264

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for 2024, 2023 and 2022 was as follows:

	2024	2023	2022

Tax provision at statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	4.5	4.6	4.7
Impact of noncontrolling interests	(1.1)	(1.2)	(1.4)
Adjustment to state deferred tax liabilities	—	—	(1.5)
Excess tax benefits on stock-based compensation arrangements	(0.7)	(1.0)	(1.1)
Return to provision true-ups	(1.0)	(1.8)	(1.1)
Impact of equity earnings	0.3	0.5	0.7
Changes in reserves for uncertain tax positions	0.8	0.9	0.7
Income tax credits	(1.7)	(1.2)	(0.9)
Other, net	1.1	0.2	0.3
Effective tax rate	23.2%	22.0%	21.4%

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) as of December 31, 2024 and 2023 were as follows:

	2024	2023
Non-current deferred tax assets (liabilities):
Accounts receivable reserves	$15	$17
Liabilities not currently deductible	170	163
Stock-based compensation	35	33
Basis differences in investments, joint ventures and subsidiaries	(4)	(7)
Tax attribute carryforwards, net of valuation allowances and unrecognized tax position liabilities	60	48
Operating lease right-of-use assets	(146)	(149)
Operating lease liabilities	161	162
Depreciation and amortization	(541)	(537)
Total non-current deferred tax liabilities, net	$(250)	$(270)

    As of December 31, 2024 and 2023, non-current deferred tax liabilities of $278 million and $270 million, respectively, are included in other liabilities in the consolidated balance sheet. As of December 31, 2024 and 2023, non-current deferred tax assets of $28 million and $0 million, respectively, are included in other assets in the consolidated balance sheet.

    As of December 31, 2024, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of $6 million and $639 million, respectively, which expire at various dates through 2044. Estimated net operating loss carryforwards for foreign income tax purposes are $239 million as of December 31, 2024, some of which can be carried forward indefinitely, while others expire at various dates through 2034. As of December 31, 2024, the Company had capital loss carryforwards of $17 million. As of December 31, 2024 and 2023, deferred tax assets associated with net operating loss carryforwards of $95 million and $79 million, respectively, have each been reduced by valuation allowances of $35 million and $31 million, respectively.

    Income taxes payable, including those classified as long-term in other liabilities in the consolidated balance sheet as of December 31, 2024 and 2023, were $96 million and $83 million, respectively. Prepaid income taxes were $47 million and $48 million as of December 31, 2024 and 2023, respectively, and were recorded in prepaid expenses and other current assets in the consolidated balance sheet.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The total amount of unrecognized tax benefits as of and for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	2024	2023	2022

Balance, beginning of year	$90	$94	$110
Additions:
For tax positions of current year	2	1	1
For tax positions of prior years	9	15	18
Reductions:
Changes in judgment	—	(6)	(7)
Expirations of statutes of limitations	(5)	(4)	(4)
Settlements	—	(10)	(24)
Other:
Foreign deferred tax assets reduction	28	—	—
Balance, end of year	$124	$90	$94

    The contingent liabilities for tax positions primarily relate to uncertainties associated with the realization of tax benefits derived from the allocation of income and expense among state jurisdictions, the characterization and timing of certain tax deductions associated with business combinations, certain tax credits and the deductibility of certain expenses and settlement payments.

    The total amount of unrecognized tax benefits as of December 31, 2024, that, if recognized, would affect the effective income tax rate is $104 million. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $9 million within the next twelve months.

    Accruals for interest expense on contingent tax liabilities are classified in income tax expense in the consolidated statements of operations. Accruals for penalties have historically been immaterial. Interest expense included in income tax expense in each of the years ended December 31, 2024, 2023 and 2022 was approximately $7 million, $5 million and $3 million, respectively. As of December 31, 2024 and 2023, the Company had approximately $24 million and $17 million, respectively, accrued, net of the benefit of a federal and state deduction, for the payment of interest on uncertain tax positions.

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

    In the regular course of business, various federal, state, local and foreign tax authorities conduct examinations of the Company's income tax filings and the Company generally remains subject to examination until the statute of limitations expires for the respective jurisdiction. The Internal Revenue Service has either completed its examinations of the Company's consolidated federal income tax returns or the statute of limitations has expired up through and including the 2020 tax year. At this time, the Company does not believe that there will be any material additional payments beyond its recorded contingent liability reserves that may be required as a result of these tax audits. As of December 31, 2024, a summary of the tax years that remain subject to examination, awaiting approval, are under appeal, or are otherwise unresolved for the Company's major jurisdictions are:

    United States - federal        2021 - 2023
    United States - various states    2011 - 2023

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

9.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the years ended December 31, 2024, 2023 and 2022 was as follows:

	2024	2023	2022

Depreciation expense	$366	$331	$317
Amortization expense	127	108	120
Depreciation and amortization expense	$493	$439	$437

Interest expense	$(226)	$(163)	$(148)
Interest income	25	11	10
Interest expense, net	$(201)	$(152)	$(138)

Interest paid	$262	$134	$156
Income taxes paid	$256	$317	$283

Accounts payable associated with capital expenditures	$60	$42	$38
Accounts payable associated with purchases of treasury stock	$—	$1	$—
Dividend payable	$84	$79	$74

Dividends received from equity method investees	$33	$26	$61

Businesses acquired:
Fair value of assets acquired	$2,397	$734	$182
Fair value of liabilities assumed	183	34	16
Fair value of net assets acquired	2,214	700	166
Merger consideration payable	—	(88)	(18)
Cash paid for business acquisitions	2,214	612	148
Less: Cash acquired	50	1	4
Business acquisitions, net of cash acquired	$2,164	$611	$144

	2024	2023	2022
Leases:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$201	$192	$185
Operating cash flows from finance leases	$1	$—	$1
Financing cash flows from finance leases	$1	$1	$1
Leased assets obtained in exchange for new operating lease liabilities	$154	$181	$154

    During the years ended December 31, 2024, 2023 and 2022, costs associated with donations, contributions, and other financial support through Quest for Health Equity, the Company's initiative with the Quest Diagnostics Foundation to reduce health disparities in underserved communities, were $0 million, $0 million and $93 million, respectively. Such amounts are included in selling, general and administrative expenses in the Company's consolidated statement of operations. Costs incurred during the year ended December 31, 2022 will be donated and contributed over several years.

    During the years ended December 31, 2024, 2023 and 2022, other financing activities, net in the Company's consolidated statement of cash flows included changes in bank overdrafts, which are generally settled in cash in the short term, of $33 million, $36 million and $(24) million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

10.    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment as of December 31, 2024 and 2023 consisted of the following:

	2024	2023

Land	$81	$40
Buildings and improvements	610	513
Laboratory equipment and furniture and fixtures	2,353	2,178
Leasehold improvements	881	827
Computer software developed or obtained for internal use	1,611	1,426
Construction-in-progress	235	248
	5,771	5,232
Less: Accumulated depreciation and amortization	(3,658)	(3,416)
Total	$2,113	$1,816

11.    GOODWILL AND INTANGIBLE ASSETS

    The changes in goodwill for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023

Balance, beginning of year	$7,733	$7,220
Goodwill acquired during the year	1,146	511
Adjustments to goodwill	(23)	2
Balance, end of year	$8,856	$7,733

    Principally all of the Company’s goodwill as of December 31, 2024 and 2023 was associated with its DIS business.

    For the year ended December 31, 2024, goodwill acquired was principally associated with the acquisitions of LifeLabs, the laboratory business of three physician groups in New York, select assets of the outreach laboratory services business of Allina Health, select assets of the outreach laboratory services business of OhioHealth and the outreach laboratory services business of University Hospitals (see Note 6). For the year ended December 31, 2024, adjustments to goodwill related to foreign currency translation.

    For the year ended December 31, 2023, goodwill acquired was principally associated with the acquisitions of Haystack and select assets of the laboratory services business of New York-Presbyterian (see Note 6). For the year ended December 31, 2023, adjustments to goodwill related to foreign currency translation.

    Intangible assets as of December 31, 2024 and 2023 consisted of the following:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

	Weighted Average Amortization Period (in years)	2024			2023
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	18	$2,274	$(1,030)	$1,244	$1,656	$(924)	$732
Technology-related	15	282	(108)	174	284	(90)	194
Trade names	15	143	(52)	91	50	(49)	1
Non-competition agreements	5	15	—	15	—	—	—
Other	10	64	(61)	3	64	(61)	3
Total		2,778	(1,251)	1,527	2,054	(1,124)	930

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		1	—	1	1	—	1
Total intangible assets		$3,014	$(1,251)	$1,763	$2,290	$(1,124)	$1,166

    During the year ended December 31, 2023, the Company recorded a $29 million impairment charge on certain long-lived assets related to the shutdown of a business. Such charge principally related to customer-related intangible assets. See Note 5 for further discussion.

    The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2024 is as follows:

Year Ending December 31,
2025	$154
2026	148
2027	138
2028	125
2029	118
Thereafter	844
Total	$1,527

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

12.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses as of December 31, 2024 and 2023 consisted of the following:

	2024	2023

Accrued wages and benefits (including incentive compensation)	$479	$381
Accrued expenses	306	287
Trade accounts payable	287	378
Overdrafts	162	129
Dividend payable	84	79
Accrued insurance	40	36
Accrued interest	31	64
Merger consideration payable	5	5
Total	$1,394	$1,359

13.    DEBT

    Long-term debt (including finance lease obligations) as of December 31, 2024 and 2023 consisted of the following:

	2024	2023

4.25% Senior Notes due April 2024	$—	$301
3.50% Senior Notes due March 2025	601	606
3.45% Senior Notes due June 2026	503	505
4.60% Senior Notes due December 2027	400	—
4.20% Senior Notes due June 2029	499	499
4.625% Senior Notes due December 2029	599	—
2.95% Senior Notes due June 2030	799	799
2.80% Senior Notes due June 2031	550	550
6.40% Senior Notes due November 2033	750	750
5.00% Senior Notes due December 2034	813	—
6.95% Senior Notes due July 2037	175	175
5.75% Senior Notes due January 2040	246	246
4.70% Senior Notes due March 2045	300	300
Other	17	7
Debt issuance costs	(35)	(25)
Total long-term debt	6,217	4,713
Less: Current portion of long-term debt	602	303
Total long-term debt, net of current portion	$5,615	$4,410

    Secured Receivables Credit Facility

    The Company is party to a secured receivables credit facility (the “Secured Receivables Credit Facility”). Through August 2024, the facility included a $75 million uncommitted accordion which, at such time, the Company utilized in order to expand its total capacity under the facility to $600 million. During November 2024, the Company amended the facility to extend the maturity to November 2026. Additionally, the amended facility includes a $200 million uncommitted accordion which, if utilized, brings the total capacity under the facility to $800 million. The entire facility can be used for borrowings. Additionally, the Company can choose to utilize up to $150 million of such capacity to issue letters of credit (see Note 18). Issued letters of credit reduce the available borrowing capacity under the facility. Interest on borrowings under the facility is based on either commercial paper rates for highly-rated issuers or the adjusted Term Secured Overnight Financing Rate ("Term SOFR"), plus a spread of 0.80%. Borrowings under the Secured Receivables Credit Facility are collateralized by certain domestic receivables. The Secured Receivables Credit Facility is subject to customary affirmative and negative covenants and

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. As of both December 31, 2024 and 2023, there were no outstanding borrowings under the Secured Receivables Credit Facility.

    Senior Unsecured Revolving Credit Facility

    The Company is party to a $750 million senior unsecured revolving credit facility (the “Credit Facility” or "Senior Unsecured Revolving Credit Facility") which matures in November 2026. Under the Credit Facility, the Company can issue letters of credit totaling $150 million (see Note 18). Issued letters of credit reduce the available borrowing capacity under the Credit Facility. Additionally, the Credit Facility includes an additional $500 million uncommitted accordion which, if utilized, brings the total capacity under the facility to $1.3 billion. Interest on the Credit Facility is based on certain published rates plus an applicable margin based on changes in the Company's public debt ratings. At the option of the Company, it may elect to lock into Term SOFR-based interest rate contracts for periods up to six months. For interest on any U.S. Dollar-denominated outstanding amounts not covered under Term SOFR-based interest rate contracts, the Company can opt for an alternate base rate, which is calculated by reference to the prime rate, the federal funds rate or an adjusted Term SOFR rate. The Company also has the option to borrow in other currencies. As of December 31, 2024 , the Company's borrowing rate for Term SOFR-based loans under the Credit Facility was adjusted Term SOFR plus 1.00%. The Credit Facility contains various covenants, including the maintenance of a financial leverage ratio, which could impact the Company's ability to, among other things, incur additional indebtedness. As of both December 31, 2024 and 2023, there were no outstanding borrowings under the Senior Unsecured Revolving Credit Facility.

    Issuance of Senior Notes

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

    The Company used a portion of the net proceeds from the Senior Notes offering to fund the purchase price and related transaction costs of the acquisition of LifeLabs (see Note 6). The Company expects to use the balance of the net proceeds from the offering for general corporate purposes, which may include the redemption or repayment of indebtedness, including the Company's 3.50% senior notes due March 2025.

    Repayment of Senior Notes

    During the year ended December 31, 2024, the Company repaid in full the outstanding indebtedness under the Company's $300 million of 4.25% senior notes which matured on April 1, 2024.

    3.50% Senior Notes due March 2025

    The Company has $600 million of 3.50% senior notes due March 2025. The senior notes are included in current portion of long-term debt in the Company's December 31, 2024 consolidated balance sheet. Such notes were included in long-term debt in the Company's December 31, 2023 consolidated balance sheet.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Maturities of Long-Term Debt

    As of December 31, 2024, long-term debt matures as follows:

Year Ending December 31,
2025	$601
2026	501
2027	401
2028	1
2029	1,101
Thereafter	3,687
Total maturities of long-term debt	6,292
Unamortized discount	(11)
Debt issuance costs	(35)
Fair value basis adjustments attributable to hedged debt	(29)
Total long-term debt	6,217
Less: Current portion of long-term debt	602
Total long-term debt, net of current portion	$5,615

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

14.     LEASES

    The Company determines if an arrangement is or contains a lease at contract inception. The Company leases office space, patient service centers, clinical laboratories, warehouses, logistic hubs and equipment primarily through operating leases, with a limited number of finance leases. A right-of-use asset, representing the underlying asset during the lease term, and a lease liability, representing the payment obligation arising from the lease, are recognized on the balance sheet at lease commencement based on the present value of the payment obligation. For operating leases, expense is recognized on a straight-line basis over the lease term. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For the years ended December 31, 2024, 2023, and 2022, lease expense associated with short-term leases was not material.

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

    The Company's assets and liabilities for its lease agreements as of December 31, 2024 and 2023 were as follows:

Leases	Balance Sheet Classification	2024	2023
Assets
Operating	Operating lease right-of-use assets	$651	$602
Finance	Property, plant and equipment, net (a)	17	6
Total lease assets		$668	$608

Liabilities
Current:
Operating	Current portion of long-term operating lease liabilities	$173	$153
Finance	Current portion of long-term debt	1	1
Non-current:
Operating	Long-term operating lease liabilities	535	503
Finance	Long-term debt	16	6
Total lease liabilities		$725	$663

(a) Finance lease assets as of December 31, 2024 and 2023 were recorded net of accumulated amortization of $1 million and $5 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Components of lease cost for the years ended December 31, 2024, 2023 and 2022 were as follows:

Lease cost	2024	2023	2022

Operating lease cost (a)	$402	$353	$345
Finance lease cost:
Amortization of leased assets	1	2	2
Interest on lease liabilities	1	—	1
Net lease cost	$404	$355	$348

(a) Includes short-term leases and variable lease costs (primarily usage-based maintenance fees and utilities related to real estate leases and certain equipment-related and vehicle-related costs) of $204 million, $161 million and $160 million for the years ended December 31, 2024, 2023 and 2022, respectively.

    The maturity of the Company's lease liabilities as of December 31, 2024 is as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
2025	$194	$2	$196
2026	170	2	172
2027	139	2	141
2028	105	2	107
2029	66	2	68
Thereafter	120	17	137
Total lease payments	794	27	821
Less: Interest	86	10	96
Present value of lease liabilities	$708	$17	$725

    Lease term and discount rate as of December 31, 2024 and 2023 were as follows:

Lease term and discount rate	2024	2023
Weighted-average remaining lease term (years):
Operating leases	5	6
Finance leases	13	5

Weighted-average discount rate:
Operating leases	4.4%	4.0%
Finance leases	6.9%	2.4%

    The Company's discount rates for its operating leases were primarily determined using the Company's incremental borrowing rate.

    See Note 9 for cash flow information on cash paid for amounts included in the measurement of lease liabilities and leased assets obtained in exchange for new operating lease liabilities for the years ended December 31, 2024, 2023 and 2022.

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

    During the year ended December 31, 2024, the Company entered into forward-starting interest rate swap agreements with several financial institutions for a total notional amount of $500 million, which were accounted for as cash flow hedges. The agreements were entered into in order to hedge a portion of the Company's interest rate exposure associated with variability in future cash flows attributable to changes in interest rates over a ten-year period related to an anticipated issuance of debt. In connection with the issuance of the Senior Notes (see Note 13), these agreements were settled and the Company received $3 million. These gains are deferred in stockholders' equity, net of taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over a ten-year period.

    Interest Rate Derivatives – Fair Value Hedges

    During October 2024, the Company entered into various fixed-to-variable interest rate swap agreements which have a notional amount totaling $700 million and variable interest rates ranging from SOFR plus 1.40% to SOFR plus 1.43%. These derivative financial instruments are accounted for as fair value hedges of a portion of the Company's 2034 Senior Notes.

    As of December 31, 2024 and 2023, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	December 31, 2024	December 31, 2024	December 31, 2023	December 31, 2023
Long-term debt	$658	$(29)	$—	$13

(a) The balance includes $5 million and $13 million of remaining unamortized hedging adjustments on discontinued relationships as of December 31, 2024 and 2023, respectively.

    The following table presents the effect of fair value hedge accounting on the consolidated statement of operations for the year ended December 31, 2024:

Year ended December 31, 2024
Interest Expense, Net
Total for line item in which the effects of fair value hedges are recorded	$(201)

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$34
Derivatives designated as hedging instruments	$(34)

    A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows:

	December 31, 2024
	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Fixed-to-variable interest rate swap agreements	Other liabilities	$34

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

    For the years ended December 31, 2024, 2023, and 2022, the tax effects related to the deferred gains (losses) on cash flow hedges were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

    The changes in accumulated other comprehensive loss by component for 2024, 2023 and 2022 were as follows:

	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, December 31, 2021	$(14)	$—	$(14)
Other comprehensive loss before reclassifications	(8)	—	(8)
Amounts reclassified from accumulated other comprehensive loss	—	1	1
Net current period other comprehensive (loss) income	(8)	1	(7)
Balance, December 31, 2022	(22)	1	(21)
Other comprehensive income before reclassifications	5	1	6
Amounts reclassified from accumulated other comprehensive loss	—	1	1
Net current period other comprehensive income	5	2	7
Balance, December 31, 2023	(17)	3	(14)
Other comprehensive (loss) income before reclassifications	(76)	2	(74)
Net current period other comprehensive (loss) income	(76)	2	(74)
Balance, December 31, 2024	$(93)	$5	$(88)

    For the years ended December 31, 2024, 2023 and 2022, the gross deferred gains (losses) on cash flow hedges were reclassified from accumulated other comprehensive loss to interest expense, net.

    Dividend Program

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    During each of the four quarters of 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.75 per common share. During each of the four quarters of 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.71 per common share. During each of the four quarters of 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.66 per common share. In January 2025, the Company announced that its Board of Directors authorized a 6.7% increase in its quarterly cash dividend from $0.75 to $0.80 per share, or $3.20 per share annually, commencing with the dividend payable in April 2025.

    Share Repurchase Program

    As of December 31, 2024, $0.9 billion remained available under the Company's share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the year ended December 31, 2024, the Company repurchased 0.9 million shares of its common stock for $150 million.

    For the year ended December 31, 2023, the Company repurchased 2.0 million shares of its common stock for $276 million.

    For the year ended December 31, 2022, the Company repurchased 10.1 million shares of its common stock for $1.4 billion.

    Shares Reissued from Treasury Stock

    For each of the years ended December 31, 2024, 2023 and 2022, the Company reissued 1 million, 2 million and 2 million shares, respectively, from treasury stock for shares issued under the Employee Stock Purchase Plan ("ESPP") and stock-based compensation program.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The following table summarizes the activity for the Company's redeemable noncontrolling interest during the years ended December 31, 2024 and 2023:

Redeemable Noncontrolling Interest

Balance, December 31, 2022	$77
Net income	5
Distributions to noncontrolling interest partners	(6)
Balance, December 31, 2023	76
Net income	7
Distributions to noncontrolling interest partners	(4)
Contributions from noncontrolling interest partners	4
Balance, December 31, 2024	$83

17.    STOCK OWNERSHIP AND COMPENSATION PLANS

    Employee and Non-employee Directors Stock Ownership Programs

    The ELTIP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) stock awards. The ELTIP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Company common stock at an exercise price no less than the fair market value of the Company's common stock on the date of grant. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Company common stock in cash, shares of Company common stock or a combination thereof. The stock appreciation rights are granted at an exercise price no less than the fair market value of the Company's common stock on the date of grant. Stock options and stock appreciation rights granted under the ELTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant. No stock appreciation rights have been granted under the ELTIP. Under the ELTIP, awards are subject to forfeiture if employment terminates prior to the end of the vesting period prescribed by the Board of Directors. For all award types, the vesting period is generally over three years from the date of grant. For performance share units, the actual amount of shares earned is based on the achievement of the performance goals specified in the awards. The performance goals for awards granted in 2022, 2023 and 2024 were based on the financial performance of the Company, as well as relative TSR. The maximum number of shares of Company common stock in respect of which awards may be granted under the ELTIP is approximately 87 million shares.

    The DLTIP provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Company common stock at an exercise price no less than the fair market value of the Company's common stock on the date of grant. The DLTIP also permits awards of restricted stock and restricted stock units to non-employee directors. Stock options granted under the DLTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant. For all award types, the vesting period is generally over three years from the date of grant, regardless of whether the award recipient remains a director of the Company. The maximum number of shares that may be issued under the DLTIP is 2.4 million shares. For the years ended December 31, 2024, 2023 and 2022, grants under the DLTIP totaled 13 thousand shares, 12 thousand shares and 10 thousand shares, respectively.

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

    The weighted average assumptions used in valuing stock options granted in the periods presented were:

	2024	2023	2022

Fair value at grant date	$30.77	$36.09	$26.80
Expected volatility	26.6%	27.4%	26.4%
Dividend yield	2.3%	2.0%	2.0%
Risk-free interest rate	4.3%	4.2%	2.0%
Expected holding period, in years	4.9	4.9	4.9

    The following summarizes the activity related to stock option awards for 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding, beginning of year	4.2	$107.47
Options granted	0.4	128.19
Options exercised	(0.8)	92.76
Options outstanding, end of year	3.8	$112.76	4.9	$145

Exercisable, end of year	3.1	$108.02	4.1	$131
Vested and expected to vest, end of year	3.8	$112.64	4.9	$144

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing common stock price on the last trading day of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised in 2024, 2023 and 2022 was $43 million, $42 million and $70 million, respectively.

    As of December 31, 2024, there was $5 million of unrecognized stock-based compensation cost related to nonvested stock options which is expected to be recognized over a weighted average period of 1.6 years.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The weighted average assumptions used in valuing performance share units with a market-based relative TSR goal in the periods presented were:

	2024	2023	2022

Fair value at grant date	$130.17	$171.58	$130.00
Expected volatility	21.3%	25.0%	29.9%
Dividend yield	2.4%	2.0%	2.0%
Risk-free interest rate	4.4%	4.4%	1.7%

    The following summarizes the activity related to stock awards, including restricted stock units and performance share units, for 2024, 2023 and 2022:

	2024		2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Shares outstanding, beginning of year	1.2	$130.70	1.1	$122.45	1.0	$107.46
Shares granted	0.6	128.00	0.6	141.77	0.8	128.49
Shares vested	(0.5)	124.59	(0.5)	112.28	(0.6)	92.45
Shares forfeited and canceled	—	—	—	—	(0.1)	122.38
Shares outstanding, end of year	1.3	$130.02	1.2	$130.70	1.1	$122.45

    As of December 31, 2024, there was $38 million of unrecognized stock-based compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted average period of 1.6 years. Total fair value of shares vested was $62 million, $74 million and $72 million for the years ended December 31, 2024, 2023 and 2022, respectively. For performance share units with a goal based on financial performance of the Company, the amount of unrecognized stock-based compensation cost is subject to change based on changes, if any, to management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned at the end of the performance periods.

    For the years ended December 31, 2024, 2023 and 2022, stock-based compensation expense totaled $88 million, $77 million and $77 million, respectively. Income tax benefits recognized in the consolidated statements of operations related to stock-based compensation expense totaled $24 million, $24 million and $27 million for the years ended December 31, 2024, 2023 and 2022, respectively, which includes excess tax benefits associated with stock-based compensation arrangements of $9 million, $11 million and $14 million for the years ended December 31, 2024, 2023 and 2022, respectively.

    Employee Stock Purchase Plan

    Under the Company's ESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock. The purchase price of the stock is 95% of the market price of the Company's common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees is 9 million. Approximately 191 thousand shares, 208 thousand shares and 216 thousand shares of common stock were purchased by eligible employees in 2024, 2023 and 2022, respectively.

    Defined Contribution Plans

    The Company maintains qualified defined contribution plans covering substantially all of its employees. The maximum Company matching contribution is 5% of eligible employee compensation. The Company's expense for contributions to its defined contribution plans aggregated $99 million, $96 million and $95 million for 2024, 2023 and 2022, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Supplemental Deferred Compensation Plans

    The Company has a supplemental deferred compensation plan that is an unfunded, non-qualified plan that provides for certain management and highly compensated employees to defer up to 50% of their salary in excess of their defined contribution plan limits and for certain eligible employees, up to 95% of their variable incentive compensation. The maximum Company matching contribution is 5% of eligible employee compensation. The compensation deferred under this plan, together with Company matching amounts, are credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation, Company match and earnings credited to their account. The amounts accrued under the Company's deferred compensation plans were $72 million and $70 million as of December 31, 2024 and 2023, respectively. Although the Company is currently contributing all participant deferrals and matching amounts to a trust, the funds in this trust, totaling $72 million and $70 million as of December 31, 2024 and 2023, respectively, are general assets of the Company and are subject to any claims of the Company's creditors.

    The Company also offers certain employees the opportunity to participate in a non-qualified deferred compensation program. The Company matches employee contributions equal to 25%, up to a maximum of five thousand dollars per plan year. A participant's deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. Each participant is fully vested in their deferred compensation and vests in Company matching contributions over a period of four years at 25% per year. This plan was amended effective January 1, 2018 so that future deferrals under the plan may only be made by participants who made deferrals under the plan in 2017. The amounts accrued under this plan were $68 million and $61 million as of December 31, 2024 and 2023, respectively. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program's liability. The cash surrender value of such life insurance policies was $64 million and $55 million as of December 31, 2024 and 2023, respectively.

     For each of the years ended December 31, 2024, 2023 and 2022, the Company's expense for matching contributions to these plans was not material.

18.     COMMITMENTS AND CONTINGENCIES

    Letters of Credit and Contractual Obligations

    The Company can issue letters of credit under its Secured Receivables Credit Facility and Senior Unsecured Revolving Credit Facility (see Note 13). In support of its risk management program, to ensure the Company’s performance or payment to third parties, $73 million in letters of credit under the Secured Receivables Credit Facility were outstanding as of December 31, 2024. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

    The Company has certain noncancelable commitments, primarily under take-or-pay arrangements, to purchase products or services from various suppliers, mainly for consulting and other service agreements, and standing orders to purchase reagents and other laboratory supplies. As of December 31, 2024, the approximate total future purchase commitments are $693 million, of which $231 million are expected to be incurred in 2025, $345 million are expected to be incurred in 2026 through 2027 and the balance thereafter. During the years ended December 31, 2024, 2023 and 2022, $263 million, $222 million and $83 million, respectively, were purchased under noncancelable commitments.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

While over the course of many years, the title to certain properties and interest in the subject leases have been transferred to third parties and the subject leases have been amended several times by such third parties, the lessors have not formally released the subsidiary predecessor companies from their original obligations under the leases and therefore remain contingently liable in the event of default. The remaining terms of the lease obligations and the Company's corresponding indemnifications range up to 23 years. The lease payments under certain leases are subject to market value adjustments and contingent rental payments and therefore, the total contingent obligations under the leases cannot be precisely determined but are likely to total several hundred million dollars. A claim against the Company would be made only upon the current lessee's default and, in certain cases, after a series of claims and corresponding defaults by third parties that precede the Company in the order of liability. The Company also has certain indemnification rights from other parties to recover losses in the event of default on the lease obligations. The Company believes that the likelihood of its performance under these contingent obligations is remote and no liability has been recorded for any potential payments under the contingent lease obligations.

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

    In 2020, two putative class action lawsuits were filed in the U.S. District Court for New Jersey against the Company and other defendants with respect to the Company’s 401(k) plan. The complaint alleges, among other things, that the fiduciaries of the 401(k) plan breached their duties by failing to disclose the expenses and risks of plan investment options, allowing unreasonable administration expenses to be charged to plan participants, and selecting and retaining high cost and poor performing investments. In October 2020, the court consolidated the two lawsuits under the caption In re: Quest Diagnostics ERISA Litigation and plaintiffs filed a consolidated amended complaint. In May 2021, the court denied the Company's motion to dismiss the complaint. After discovery was completed, the Company's filed a motion for summary judgment, which was granted. The matter is on appeal.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The Company is subject to a putative class action entitled Cole, et al. v Quest Diagnostics Incorporated, which was filed in the U. S. District Court for the Eastern District of California, for allegedly conspiring with Facebook to track customers’ internet communications on Company web platforms without authorization, in violation of the California Invasion of Privacy Act ("CIPA") and the California Confidentiality of Medical Information Act ("CMIA"). The complaint alleged that the Company’s actions were an invasion of privacy and contributed to a loss of value in plaintiffs’ personally identifiable information. The Company moved to dismiss the case or, in the alternative, transfer venue to the U.S. District Court for New Jersey. Subsequently, plaintiffs filed an amended complaint, which the Company also moved to dismiss. The Company's motion to transfer the case was granted. The Company refiled its motion to dismiss with the New Jersey District Court. The motion to dismiss was granted without prejudice as to the CMIA claim and denied as to the CIPA claim. Thereafter, the Company filed a motion for reconsideration as to the CIPA claim, which was granted.

    As previously disclosed, in August 2011, the Company had received a subpoena from the U.S. Attorney for the Northern District of Georgia seeking various business records, including records related to the Company's compliance program, certain marketing materials, certain product offerings, and certain test ordering and other policies. The Company cooperated with the request. In 2021, a third amended complaint in a qui tam action filed in the U.S. District Court for the Northern District of Georgia was unsealed, which is related to the matter underlying the August 2011 subpoena. Both the U.S. Department of Justice and the State of Georgia declined to intervene in the action. The Company moved to dismiss the complaint and the complaint was dismissed without prejudice in August 2022. The relator subsequently filed a fourth amended complaint, which the Company has moved to dismiss. On August 23, 2024, the district court dismissed the complaint with prejudice. The matter is on appeal.

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

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of December 31, 2024, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $4 million and $6 million as of December 31, 2024 and December 31, 2023, respectively.

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

    Reserves for general and professional liabilities claims matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $169 million and $173 million as of December 31, 2024 and December 31, 2023, respectively.

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

19.    BUSINESS SEGMENT INFORMATION

    The Company's DIS business is the only reportable segment based on the manner in which the Chief Executive Officer, who is the Company's CODM, assesses performance and allocates resources across the organization. The CODM uses the reported measure of segment profit (or loss) in assessing segment performance versus budget and when deciding how to allocate resources to segments. The DIS business provides diagnostic information services to a broad range of customers within its primary customer channels - physicians, hospitals, and patients and consumers. The DIS business accounted for greater than 95% of net revenues in 2024, 2023 and 2022.

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

    As of December 31, 2024, substantially all of the Company’s services were provided within the United States and substantially all of the Company’s assets were located within the United States. On August 23, 2024, the Company acquired LifeLabs, which provides laboratory diagnostic information and digital health connectivity systems in Canada. See Note 6 for further discussion.

    The following table is a summary of segment information for the years ended December 31, 2024, 2023 and 2022. Segment asset information is not presented since it is not received by the CODM at the operating segment level. The CODM regularly reviews certain consolidated expenses, including employee compensation costs. "Other segment items" principally consist of costs for obtaining, transporting and testing specimens, facility costs used for the delivery of the Company's services, costs associated with the Company's sales and marketing efforts, and costs related to billing operations. Operating income (loss) of each segment represents net revenues less directly identifiable expenses. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2.

	2024
	DIS	Total
Net revenues	$9,614	$9,614
DS revenues		258
Total net revenues		$9,872

Less: Other segment items	(7,984)
Segment operating income	$1,630	$1,630
DS operating income		33
General corporate activities		(317)
Total operating income		1,346
Non-operating expense, net		(171)
Income before income taxes and equity in earnings of equity method investees		1,175
Income tax expense		(273)
Equity in earnings of equity method investees, net of taxes		19
Net income		921
Less: Net income attributable to noncontrolling interests		50
Net income attributable to Quest Diagnostics		$871

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

	2023
	DIS	Total
Net revenues	$8,976	$8,976
DS revenues		276
Total net revenues		$9,252

Less: Other segment items	(7,429)
Segment operating income	$1,547	$1,547
DS operating income		34
General corporate activities		(319)
Total operating income		1,262
Non-operating expense, net		(132)
Income before income taxes and equity in earnings of equity method investees		1,130
Income tax expense		(248)
Equity in earnings of equity method investees, net of taxes		26
Net income		908
Less: Net income attributable to noncontrolling interests		54
Net income attributable to Quest Diagnostics		$854

	2022
	DIS	Total
Net revenues	$9,609	$9,609
DS revenues		274
Total net revenues		$9,883

Less: Other segment items	(7,905)
Segment operating income	$1,704	$1,704
DS operating income		20
General corporate activities		(296)
Total operating income		1,428
Non-operating expense, net		(193)
Income before income taxes and equity in earnings of equity method investees		1,235
Income tax expense		(264)
Equity in earnings of equity method investees, net of taxes		44
Net income		1,015
Less: Net income attributable to noncontrolling interests		69
Net income attributable to Quest Diagnostics		$946

    Depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022

DIS business	$352	$319	$305
All other operating segments	13	11	12
General corporate	128	109	120
Total depreciation and amortization	$493	$439	$437

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Capital expenditures for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022

DIS business	$410	$398	$384
All other operating segments	7	8	19
General corporate	8	2	1
Total capital expenditures	$425	$408	$404

    The approximate percentage of net revenues by major service for the years ended December 31, 2024, 2023 and 2022 was as follows:

	2024	2023	2022

Routine clinical testing and other services	51%	51%	44%
COVID-19 testing services	1	2	15
Gene-based and esoteric (including advanced diagnostics) testing services	39	38	32
Anatomic pathology testing services	6	6	6
All other	3	3	3
Net revenues	100%	100%	100%

    The approximate percentage of net revenues by customer channel for the years ended December 31, 2024, 2023 and 2022 was as follows:

	2024	2023	2022

Physician lab services	68%	66%	68%
Hospital lab services	20	21	18
Other DIS	9	10	11
Total DIS revenues	97	97	97
DS revenues	3	3	3
Total net revenues	100%	100%	100%

    Physician lab services includes net revenues for physicians including those associated with ACOs and FQHCs.

20.    SUBSEQUENT EVENTS

During January 2025 and February 2025, the Company entered into various fixed-to-variable interest rate swap agreements to convert a portion of the Company's long-term debt into variable interest rate debt. The aggregate notional amount of the interest rate swap agreements was $550 million.