Form 10-Q
period 2025-06-30
QUEST DIAGNOSTICS INC
filed 2025-07-23
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 15, 2025, there were outstanding 111,823,441 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$2,761	$2,397	$5,413	$4,763

Operating costs and expenses and other operating income:
Cost of services	1,818	1,593	3,607	3,188
Selling, general and administrative	486	416	962	856
Amortization of intangible assets	39	29	78	58
Other operating (income) expense, net	(20)	4	(18)	6
Total operating costs and expenses, net	2,323	2,042	4,629	4,108

Operating income	438	355	784	655

Other income (expense):
Interest expense, net	(67)	(44)	(134)	(87)
Other income, net	13	3	10	12
Total non-operating expense, net	(54)	(41)	(124)	(75)

Income before income taxes and equity in earnings of equity method investees	384	314	660	580
Income tax expense	(97)	(74)	(156)	(140)
Equity in earnings of equity method investees, net of taxes	9	—	27	8
Net income	296	240	531	448
Less: Net income attributable to noncontrolling interests	14	11	29	25
Net income attributable to Quest Diagnostics	$282	$229	$502	$423

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.51	$2.05	$4.48	$3.79

Diluted	$2.47	$2.03	$4.41	$3.75

Weighted average common shares outstanding:
Basic	112	111	112	111

Diluted	113	112	113	112

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$296	$240	$531	$448

Other comprehensive income (loss):
Foreign currency translation adjustment	67	(3)	72	(5)
Other comprehensive income (loss)	67	(3)	72	(5)

Comprehensive income	363	237	603	443
Less: Comprehensive income attributable to noncontrolling interests	14	11	29	25
Comprehensive income attributable to Quest Diagnostics	$349	$226	$574	$418

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2025 AND DECEMBER 31, 2024
(unaudited)
(in millions, except per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$319	$549
Accounts receivable, net of allowance for credit losses of $25 and $29 as of June 30, 2025 and December 31, 2024, respectively	1,419	1,304
Inventories	187	188
Prepaid expenses and other current assets	273	351
Total current assets	2,198	2,392
Property, plant and equipment, net	2,120	2,113
Operating lease right-of-use assets	655	651
Goodwill	8,883	8,856
Intangible assets, net	1,706	1,763
Investments in equity method investees	136	123
Other assets	271	255
Total assets	$15,969	$16,153

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,349	$1,394
Current portion of long-term debt	504	602
Current portion of long-term operating lease liabilities	171	173
Total current liabilities	2,024	2,169
Long-term debt	5,169	5,615
Long-term operating lease liabilities	540	535
Other liabilities	890	938
Commitments and contingencies
Redeemable noncontrolling interest	81	83
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both June 30, 2025 and December 31, 2024; 162 shares issued as of both June 30, 2025 and December 31, 2024	2	2
Additional paid-in capital	2,332	2,361
Retained earnings	9,682	9,360
Accumulated other comprehensive loss	(16)	(88)
Treasury stock, at cost; 50 and 51 shares as of June 30, 2025 and December 31, 2024, respectively	(4,772)	(4,857)
Total Quest Diagnostics stockholders’ equity	7,228	6,778
Noncontrolling interests	37	35
Total stockholders’ equity	7,265	6,813
Total liabilities and stockholders’ equity	$15,969	$16,153

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(unaudited)
(in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$531	$448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283	233
Provision for credit losses	2	3
Deferred income tax expense (benefit)	8	(36)
Stock-based compensation expense	43	42
Other, net	26	16
Changes in operating assets and liabilities:
Accounts receivable	(115)	(113)
Accounts payable and accrued expenses	(11)	(111)
Income taxes payable	9	20
Other assets and liabilities, net	82	12
Net cash provided by operating activities	858	514

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(17)	(248)
Capital expenditures	(225)	(196)
Other investing activities, net	3	31
Net cash used in investing activities	(239)	(413)

Cash flows from financing activities:
Proceeds from borrowings	400	—
Repayments of debt	(1,001)	(301)
Exercise of stock options	42	28
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(42)	(23)
Dividends paid	(174)	(163)
Distributions to noncontrolling interest partners	(29)	(18)
Other financing activities, net	(50)	(39)
Net cash used in financing activities	(854)	(516)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	5	—

Net change in cash and cash equivalents and restricted cash	(230)	(415)
Cash and cash equivalents and restricted cash, beginning of period	549	686
Cash and cash equivalents and restricted cash, end of period	$319	$271

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(unaudited)
(in millions)

For the Three Months Ended June 30, 2025		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, March 31, 2025	112	$2	$2,310	$9,490	$(83)	$(4,790)	$33	$6,962
Net income				282			13	295
Other comprehensive income, net of taxes					67			67
Dividends declared				(90)				(90)
Distributions to noncontrolling interest partners							(9)	(9)
Issuance of common stock under benefit plans						6		6
Stock-based compensation expense			21					21
Exercise of stock options			1			12		13
Balance, June 30, 2025	112	$2	$2,332	$9,682	$(16)	$(4,772)	$37	$7,265

For the Six Months Ended June 30, 2025		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2024	111	$2	$2,361	$9,360	$(88)	$(4,857)	$35	$6,813
Net income				502			25	527
Other comprehensive income, net of taxes					72			72
Dividends declared				(180)				(180)
Distributions to noncontrolling interest partners							(23)	(23)
Issuance of common stock under benefit plans	1		(54)			67		13
Stock-based compensation expense			43					43
Exercise of stock options			1			41		42
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(19)			(23)		(42)
Balance, June 30, 2025	112	$2	$2,332	$9,682	$(16)	$(4,772)	$37	$7,265

The accompanying notes are an integral part of these statements.

For the Three Months Ended June 30, 2024		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, March 31, 2024	111	$2	$2,292	$8,935	$(16)	$(4,781)	$37	$6,469
Net income				229			9	238
Other comprehensive loss, net of taxes					(3)			(3)
Dividends declared				(84)				(84)
Distributions to noncontrolling interest partners							(7)	(7)
Issuance of common stock under benefit plans			1			6		7
Stock-based compensation expense			20					20
Exercise of stock options			1			15		16
Balance, June 30, 2024	111	$2	$2,314	$9,080	$(19)	$(4,760)	$39	$6,656

For the Six Months Ended June 30, 2024		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2023	111	$2	$2,320	$8,825	$(14)	$(4,826)	$35	$6,342
Net income				423			22	445
Other comprehensive loss, net of taxes					(5)			(5)
Dividends declared				(168)				(168)
Distributions to noncontrolling interest partners							(18)	(18)
Issuance of common stock under benefit plans			(41)			54		13
Stock-based compensation expense			42					42
Exercise of stock options			(1)			29		28
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(6)			(17)		(23)
Balance, June 30, 2024	111	$2	$2,314	$9,080	$(19)	$(4,760)	$39	$6,656

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

    In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which could lead to lower cash tax payments. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. While the Company continues to assess the impact of the tax provisions of the OBBBA on its consolidated financial statements, the Company currently believes that the tax provisions of the legislation are not expected to have a material impact on the Company’s statement of operations.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

3.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$282	$229	$502	$423
Less: Earnings allocated to participating securities	1	1	2	2
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$281	$228	$500	$421

Weighted average common shares outstanding – basic	112	111	112	111
Effect of dilutive securities:
Stock options and performance share units	1	1	1	1
Weighted average common shares outstanding – diluted	113	112	113	112

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.51	$2.05	$4.48	$3.79
Diluted	$2.47	$2.03	$4.41	$3.75

    The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options and performance share units	—	1	—	1

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The following table provides a summary of the Company's pre-tax restructuring and impairment charges for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Employee separation costs	$1	$8	$12	$14
Asset impairment charges	24	—	24	—
Total restructuring and impairment charges	$25	$8	$36	$14
    The Company's pre-tax restructuring charges for the three and six months ended June 30, 2025 included $1 million and $12 million, respectively, of employee separation costs associated with various workforce reduction initiatives as the Company continued to restructure its organization. Additionally, during the three and six months ended June 30, 2025, the Company recorded a $24 million impairment charge on certain long-lived assets related to the potential exit of a business. Of the total restructuring and impairment charges incurred during the three months ended June 30, 2025, $1 million and $24 million were recorded in selling, general and administrative expenses and other operating (income) expense, net, respectively. Of the total restructuring and impairment charges incurred during the six months ended June 30, 2025, $6 million, $6 million and $24 million were recorded in cost of services, selling, general and administrative expenses, and other operating (income) expense, net, respectively.

    The Company's pre-tax restructuring charges for the three and six months ended June 30, 2024 were $8 million and $14 million, respectively, entirely related to employee separation costs associated with various workforce reduction initiatives as the Company continued to restructure its organization. Of the total restructuring charges incurred during the three months ended June 30, 2024, $4 million and $4 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the six months ended June 30, 2024, $8 million and $6 million were recorded in cost of services and selling, general and administrative expenses, respectively.

    Charges for all periods presented were primarily recorded in the Company's DIS business.

    The restructuring liability as of June 30, 2025 and December 31, 2024, which is included in accounts payable and accrued expenses, was $12 million and $13 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

5.     BUSINESS ACQUISITIONS

    On August 23, 2024, the Company acquired all of the issued and outstanding common shares of LifeLabs Inc. and all of the partnership interests of BPC Lab Finance LP (collectively, "LifeLabs") in an all-cash transaction for approximately CAN $1.35 billion (approximately USD $1 billion), net of cash acquired. LifeLabs provides laboratory diagnostic information and digital health connectivity systems in Canada. The Company recorded the assets acquired and liabilities assumed based on a preliminary purchase price allocation. During the six months ended June 30, 2025, the Company revised its preliminary purchase price allocation and recorded a $9 million increase to deferred income tax assets and a corresponding decrease to goodwill. The measurement period adjustment did not have a material impact on the Company's consolidated results of operations. The preliminary purchase price allocation is based upon a preliminary valuation and the Company's estimates and assumptions are subject to change within the measurement period as the valuation is finalized.

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

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024

Pro forma net revenues	$2,577	$5,112

Pro forma net income attributable to Quest Diagnostics	$234	$425

Pro forma earnings per share attributable to Quest Diagnostics' common stockholders:
Basic	$2.09	$3.80
Diluted	$2.07	$3.77

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

6.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2025	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$77	$77	$—	$—
Cash surrender value of life insurance policies	68	—	68	—
Fixed-to-variable interest rate swaps	17	—	17	—
Total	$162	$77	$85	$—

Liabilities:
Deferred compensation liabilities	$146	$—	$146	$—
Contingent consideration	112	—	—	112
Total	$258	$—	$146	$112

Redeemable noncontrolling interest	$81	$—	$—	$81

		Basis of Fair Value Measurements
December 31, 2024	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$72	$72	$—	$—
Cash surrender value of life insurance policies	64	—	64	—
Total	$136	$72	$64	$—

Liabilities:
Deferred compensation liabilities	$140	$—	$140	$—
Contingent consideration	106	—	—	106
Fixed-to-variable interest rate swaps	34	—	34	—
Total	$280	$—	$174	$106

Redeemable noncontrolling interest	$83	$—	$—	$83

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

     During June 2023, the Company acquired Haystack Oncology, Inc. ("Haystack"), an early-stage oncology company focused on minimal residual disease testing to aid in the detection of residual or recurring cancer and better inform therapy decisions. In connection with the acquisition there is a contingent consideration obligation under which the seller can receive up to $100 million of additional consideration dependent upon the achievement of certain revenue benchmarks through 2028 and up to an additional $50 million of consideration dependent upon the Company receiving reimbursement coverage from the Centers for Medicare and Medicaid Services ("CMS"). The portion of the contingent consideration obligation which is dependent upon the achievement of certain revenue benchmarks was measured at fair value using a Monte Carlo method and is classified within Level 3 of the fair value hierarchy as the fair value is determined based on significant inputs that are not observable. Significant inputs include management’s estimate of revenue and other market inputs, including comparable company revenue volatility (35%) and a discount rate (10.5%). The portion of the contingent consideration obligation which is dependent upon the Company receiving reimbursement coverage from the CMS is also classified within Level 3 of the fair value hierarchy as the fair value is principally determined based on management's estimate, which is a significant input that is not observable. Additionally, the fair value of the entire contingent consideration obligation is also impacted by a market discount rate (5%) which adjusts the estimated payments to present value. The fair value of the contingent consideration obligation is not overly sensitive to movements in the comparable company revenue volatility or the discount rate used for the portion of the obligation that is dependent upon the achievement of certain revenue benchmarks. For example, changing the comparable company revenue volatility from 35% to 25% impacts the fair value by $4 million (assuming no other inputs are modified) and changing the discount rate from 10.5% to 7.0% impacts the fair value by $2 million (assuming no other inputs are modified).

    The Company has additional contingent consideration obligations in connection with other acquisitions. The liabilities related to such obligations are included in the amounts below.

    The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2024	$106
Total fair value adjustments included in earnings - unrealized	6
Balance, June 30, 2025	$112

    The $6 million net loss included in earnings associated with the change in the fair value of contingent consideration for the six months ended June 30, 2025 is reported in other operating (income) expense, net.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Of the aggregate $112 million contingent consideration obligation as of June 30, 2025, $84 million and $28 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet. Of the aggregate $106 million contingent consideration obligation as of December 31, 2024, $101 million and $5 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet.

    During the three months ended June 30, 2025, the Company recorded a $24 million impairment charge on certain long-lived assets related to the potential exit of a business. The fair value measurement was classified within Level 3 of the fair value hierarchy as it was based on significant inputs that are not observable.

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of June 30, 2025, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of June 30, 2025 and December 31, 2024, the fair value of the Company’s debt was estimated at $5.6 billion and $6.1 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

7.    DEBT

    During April 2025, the Company amended the agreement for its $750 million senior unsecured revolving credit facility (the “Credit Facility” or "Senior Unsecured Revolving Credit Facility") to extend the maturity to April 2030, while maintaining the borrowing capacity under the facility at $750 million. Under the Credit Facility, the Company can issue letters of credit totaling $150 million (see Note 11). Issued letters of credit reduce the available borrowing capacity under the Credit Facility. Additionally, the Credit Facility includes an additional $500 million uncommitted accordion which, if utilized, brings the total capacity under the facility to $1.3 billion. Interest on the Credit Facility is based on certain published rates plus an applicable margin based on changes in the Company's public debt ratings. At the option of the Company, it may elect to lock into Term Secured Overnight Financing Rate ("Term SOFR")-based interest rate contracts for periods up to six months. For interest on any U.S. Dollar-denominated outstanding amounts not covered under Term SOFR-based interest rate contracts, the Company can opt for an alternate base rate, which is calculated by reference to the prime rate, the federal funds rate or an adjusted Term SOFR rate. The Company also has the option to borrow in other currencies. As of June 30, 2025, the Company's borrowing rate for Term SOFR-based loans under the Credit Facility was adjusted Term SOFR plus 1.00%. The Credit Facility contains various covenants, including the maintenance of a financial leverage ratio, which could impact the Company's ability to, among other things, incur additional indebtedness. As of both June 30, 2025 and December 31, 2024, there were no outstanding borrowings under the Senior Unsecured Revolving Credit Facility.

    During the six months ended June 30, 2025, the Company repaid in full the outstanding indebtedness under the Company's $600 million of 3.50% senior notes, which matured on March 30, 2025.

    The Company has $500 million of 3.45% senior notes due June 2026. The senior notes are included in current portion of long-term debt in the Company's June 30, 2025 consolidated balance sheet. Such notes were included in long-term debt in the Company's December 31, 2024 consolidated balance sheet.

    For further details regarding the Company's debt, see Note 13 to the audited consolidated financial statements in the Company's 2024 Annual Report on Form 10 K.

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

    A summary of the notional amounts of these interest rate swap agreements as of June 30, 2025 and December 31, 2024 was as follows:

	Notional Amount
Debt Instrument	June 30, 2025	December 31, 2024

5.00% Senior Notes due December 2034	$850	$700
2.80% Senior Notes due June 2031	550	—
6.40% Senior Notes due November 2033	400	—
	$1,800	$700
    The fixed-to-variable interest rate swap agreements in the table above have variable interest rates ranging from SOFR minus 1.36% to SOFR plus 2.48%.

    As of June 30, 2025 and December 31, 2024, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	June 30, 2025	June 30, 2025	December 31, 2024	December 31, 2024
Long-term debt	$1,801	$19	$658	$(29)

(a) The balance includes $2 million and $5 million of remaining unamortized hedging adjustments on discontinued relationships as of June 30, 2025 and December 31, 2024, respectively.

    The following table presents the effect of fair value hedge accounting on the consolidated statement of operations for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Interest Expense, Net	Interest Expense, Net
Total for line item in which the effects of fair value hedges are recorded	$(67)	$(134)

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$(23)	$(51)
Derivatives designated as hedging instruments	$23	$51

    A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows:

	June 30, 2025		December 31, 2024
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Fixed-to-variable interest rate swap agreements	Other assets	$17	Other liabilities	$34

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

    For the three and six months ended June 30, 2025 and 2024, the tax effects related to the deferred gains (losses) on cash flow hedges and net changes in available-for-sale debt securities were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2025 were as follows:

For the Three Months Ended June 30, 2025	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, March 31, 2025	$(88)	$5	$(83)
Other comprehensive income before reclassifications	67	—	67
Net current period other comprehensive income	67	—	67
Balance, June 30, 2025	$(21)	$5	$(16)

For the Six Months Ended June 30, 2025	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, December 31, 2024	$(93)	$5	$(88)
Other comprehensive income before reclassifications	72	—	72
Net current period other comprehensive income	72	—	72
Balance, June 30, 2025	$(21)	$5	$(16)

a
    The changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2024 were as follows:

For the Three Months Ended June 30, 2024	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, March 31, 2024	$(19)	$3	$(16)
Other comprehensive loss before reclassifications	(3)	—	(3)
Net current period other comprehensive loss	(3)	—	(3)
Balance, June 30, 2024	$(22)	$3	$(19)

For the Six Months Ended June 30, 2024	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, December 31, 2023	$(17)	$3	$(14)
Other comprehensive loss before reclassifications	(5)	—	(5)
Net current period other comprehensive loss	(5)	—	(5)
Balance, June 30, 2024	$(22)	$3	$(19)

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Dividend Program

    During each of the first and second quarters of 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.80 per common share. During each of the four quarters of 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.75 per common share.

    Share Repurchase Program

    As of June 30, 2025, $0.9 billion remained available under the Company’s share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For both the six months ended June 30, 2025 and 2024, the Company repurchased no shares of its common stock.

    Shares Reissued from Treasury Stock

    For the six months ended June 30, 2025 and 2024, the Company reissued 0.9 million shares and 0.7 million shares, respectively, from treasury stock under its Employee Stock Purchase Plan and its stock-based compensation program.

    For details regarding the Company's stock ownership and compensation plans, see Note 17 to the audited consolidated financial statements in the Company's 2024 Annual Report on Form 10-K.

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. As of June 30, 2025 and December 31, 2024, the redeemable noncontrolling interest was presented at its fair value. For further details regarding the fair value of the redeemable noncontrolling interest, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

10.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$104	$88	$205	$175
Amortization expense	39	29	78	58
Depreciation and amortization expense	$143	$117	$283	$233

Interest expense	$(69)	$(47)	$(141)	$(96)
Interest income	2	3	7	9
Interest expense, net	$(67)	$(44)	$(134)	$(87)

Interest paid	$113	$61	$145	$105
Income taxes paid	$106	$115	$110	$118

Accounts payable associated with capital expenditures	$37	$31	$37	$31
Dividends payable	$90	$84	$90	$84

Businesses acquired:
Fair value of assets acquired	$23	$134	$23	$289
Fair value of liabilities assumed	6	34	6	41
Fair value of net assets acquired	17	100	17	248
Merger consideration payable	—	6	—	—
Cash paid for business acquisitions	17	106	17	248
Less: Cash acquired	—	—	—	—
Business acquisitions, net of cash acquired	$17	$106	$17	$248

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$44	$52	$96	$87
    During the six months ended June 30, 2025 and 2024, other financing activities, net in the Company's consolidated statement of cash flows included changes in bank overdrafts, which are generally settled in cash in the short term, of $(50) million and $(38) million, respectively.

    During the three months ended June 30, 2025, the Company received $46 million from a payroll tax credit under the Coronavirus Aid, Relief, and Economic Security Act associated with the retention of employees. Such amount is recorded in other operating (income) expense, net in the Company's consolidated statement of operations.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

11.     COMMITMENTS AND CONTINGENCIES

    Letters of Credit

    The Company can issue letters of credit under its Secured Receivables Credit Facility and Senior Unsecured Revolving Credit Facility. For further discussion regarding the facilities, see Note 7 above and Note 13 to the audited consolidated financial statements in the Company's 2024 Annual Report on Form 10-K.

    In support of its risk management program, $77 million in letters of credit under the Secured Receivables Credit Facility were outstanding as of June 30, 2025, providing collateral for current and future automobile liability and workers’ compensation loss payments.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Numerous putative class action lawsuits were filed against the Company related to the AMCA Data Security Incident. The U.S. Judicial Panel on Multidistrict Litigation transferred the cases that were then still pending to, and consolidated them for pre-trial proceedings in, the U.S. District Court for New Jersey. In November 2019, the plaintiffs in the multidistrict proceeding filed a consolidated putative class action complaint against the Company and Optum360 that named additional individuals as plaintiffs and that asserted a variety of common law and statutory claims in connection with the AMCA Data Security Incident. In January 2020, the Company moved to dismiss the consolidated complaint; the motion to dismiss was granted in part and denied in part. Plaintiffs filed an amended complaint, which the Company also moved to dismiss. The motion was granted in part and denied in part. Discovery and class certification proceedings are ongoing.

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

    As previously disclosed, in August 2011, the Company had received a subpoena from the U.S. Attorney for the Northern District of Georgia seeking various business records, including records related to the Company's compliance program, certain marketing materials, certain product offerings, and certain test ordering and other policies. The Company cooperated with the request. In 2021, a third amended complaint in a qui tam action filed in the U.S. District Court for the Northern District of Georgia was unsealed, which is related to the matter underlying the August 2011 subpoena. Both the U.S. Department of Justice and the State of Georgia declined to intervene in the action. The Company moved to dismiss the complaint and the complaint was dismissed without prejudice in August 2022. The relator subsequently filed a fourth amended complaint, which the Company has moved to dismiss. On August 23, 2024, the district court dismissed the complaint with prejudice. On appeal, the Eleventh Circuit affirmed the district court's dismissal.

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

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of June 30, 2025, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $6 million and $4 million as of June 30, 2025 and December 31, 2024, respectively.

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

    Reserves for general and professional liability claims matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $168 million and $169 million as of June 30, 2025 and December 31, 2024, respectively.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

12.    BUSINESS SEGMENT INFORMATION

    The Company's DIS business is the only reportable segment based on the manner in which the Chief Executive Officer, who is the Company's Chief Operating Decision Maker ("CODM"), assesses performance and allocates resources across the organization. The CODM uses the reported measurement of segment profit (loss) in assessing segment performance versus budget and when deciding how to allocate resources to segments. The DIS business provides diagnostic information services to a broad range of customers within its primary customer channels - physicians, hospitals, and patients and consumers. The DIS business accounted for greater than 97% of net revenues in both 2025 and 2024.

    All other operating segments include the Company's DS businesses, which consist of its risk assessment services and healthcare information technology businesses. The Company's DS businesses offer solutions for insurers and offer solutions for healthcare providers and payers.

    As of June 30, 2025, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States. See Note 6 to the audited consolidated financial statements contained in the Company’s 2024 Annual Report on Form 10-K for a discussion of the Company's acquisition of LifeLabs in Canada during August 2024.

    The following table is a summary of segment information for the three and six months ended June 30, 2025 and 2024. Segment asset information is not presented since it is not received by the CODM at the operating segment level. The CODM regularly reviews certain consolidated expenses, including employee compensation costs. "Other segment items" principally consist of costs for obtaining, transporting and testing specimens, facility costs used for the delivery of the Company's services, costs associated with the Company's sales and marketing efforts, and costs related to billing operations. Operating income (loss) of each segment represents net revenues less directly identifiable expenses. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2024 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	DIS	Total	DIS	Total
Net revenues	$2,699	$2,699	$5,288	$5,288
DS revenues		62		125
Total net revenues		$2,761		$5,413

Less: Other segment items	2,205		4,380
Segment operating income	$494	$494	$908	$908
DS operating income		7		15
General corporate activities		(63)		(139)
Total operating income		438		784
Non-operating expense, net		(54)		(124)
Income before income taxes and equity in earnings of equity method investees		384		660
Income tax expense		(97)		(156)
Equity in earnings of equity method investees, net of taxes		9		27
Net income		296		531
Less: Net income attributable to noncontrolling interests		14		29
Net income attributable to Quest Diagnostics		$282		$502

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
	DIS	Total	DIS	Total
Net revenues	$2,333	$2,333	$4,631	$4,631
DS revenues		64		132
Total net revenues		$2,397		$4,763

Less: Other segment items	1,913		3,838
Segment operating income	$420	$420	$793	$793
DS operating income		8		17
General corporate activities		(73)		(155)
Total operating income		355		655
Non-operating expense, net		(41)		(75)
Income before income taxes and equity in earnings of equity method investees		314		580
Income tax expense		(74)		(140)
Equity in earnings of equity method investees, net of taxes		—		8
Net income		240		448
Less: Net income attributable to noncontrolling interests		11		25
Net income attributable to Quest Diagnostics		$229		$423

    Depreciation and amortization expense for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

DIS business	$100	$84	$197	$168
All other operating segments	3	3	7	6
General corporate	40	30	79	59
Total depreciation and amortization	$143	$117	$283	$233

13.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for over 97% of the Company’s total net revenues for the three and six months ended June 30, 2025 and 2024 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from payer customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions. The portfolios determined using the portfolio approach consist of the following groups of payer customers: healthcare insurers, government payers (including Medicare and Medicaid programs), client payers and patients.

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

    Net Revenue and Net Accounts Receivable by Payer Customer Type

    The approximate percentage of net revenue by type of payer customer was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Healthcare insurers:
Fee-for-service	37%	36%	36%	36%
Capitated	3	3	3	3
Total healthcare insurers	40	39	39	39
Government payers (principally fee-for-service)	16	11	16	12
Client payers	30	33	31	33
Patients (including coinsurance and deductible responsibilities)	12	14	12	13
Total DIS	98	97	98	97
DS	2	3	2	3
Net revenues	100%	100%	100%	100%

    The approximate percentage of net accounts receivable by type of payer customer was as follows:

	June 30, 2025	December 31, 2024

Healthcare Insurers	27%	26%
Government Payers	8	7
Client Payers	43	45
Patients (including coinsurance and deductible responsibilities)	20	20
Total DIS	98	98
DS	2	2
Net accounts receivable	100%	100%

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

    Diagnostic Information Services

    Quest Diagnostics works across the healthcare ecosystem to create a healthier world, one life at a time. Our diagnostic information services ("DIS") business provides diagnostic insights from the results of our laboratory testing to empower people, physicians, and organizations to take action to improve health outcomes. Derived from one of the world's largest databases of de-identifiable clinical lab results, our diagnostic insights reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management. In the right hands and with the right context, our diagnostic insights can inspire actions that transform lives and create a healthier world. We provide services to a broad range of customers within our primary customer channels - physicians (including those associated with accountable care organizations and Federally Qualified Health Centers), hospitals, and patients and consumers. Our other customers include health plans, employers, emerging retail healthcare providers, government agencies, pharmaceutical companies and other commercial clinical laboratories. We offer broad access to clinical testing through a nationwide network of laboratories, patient service centers, phlebotomists in physician offices, and our connectivity resources, including call centers and mobile phlebotomists, nurses and other health and wellness professionals. Our large in-house staff of medical and scientific experts, including medical directors, scientific directors, genetic counselors and board-certified geneticists, provide medical and scientific consultation to healthcare providers and patients regarding our tests and test results, and help them best utilize our services to improve outcomes and enhance satisfaction. Our DIS business makes up greater than 97% of our consolidated net revenues.

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

Second Quarter Highlights

	Three Months Ended June 30,
	2025	2024
	(dollars in millions, except per share data)
Net revenues	$2,761	$2,397
DIS revenues	$2,699	$2,333
Revenue per requisition change	(0.4)%	1.6%
Requisition volume change	16.3%	1.1%
Organic requisition volume change	2.1%	0.7%
DS revenues	$62	$64
Operating income	$438	$355
Net income attributable to Quest Diagnostics	$282	$229
Diluted earnings per share	$2.47	$2.03
Net cash provided by operating activities	$544	$360
Capital expenditures	$108	$92

    For further discussion of the year-over-year changes for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, see "Results of Operations" below.

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

    For the six months ended June 30, 2025, we incurred $26 million of pre-tax charges in connection with restructuring and integration activities, including $12 million of employee separation costs, with the remainder including integration costs. Most of the charges will result in cash expenditures. Additional restructuring and integration charges may be incurred in future periods, including as we identify additional opportunities to achieve further savings and productivity improvements.

Outlook and Trends

    In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA and other possible legislation is expected to impact healthcare providers in the United States, including us, primarily through changes to Medicaid and the Affordable Care Act (“ACA”). These changes could lead to reduced funding, increased regulatory burdens and potential shifts in patient populations among payer types and utilization. Additional federal and state guidance is expected to be issued in order to implement the various provisions of the OBBBA, many of which have effective dates in 2027 and 2028. In addition, if Congress does not act to extend the enhanced Premium Tax Credits (“PTC”) that were part of the Inflation Reduction Act of 2022, which have helped drive an increase in Individual Public Exchange enrollment, they will expire at the end of 2025 and could also have an impact on patient populations and result in shifts among payer types and utilization.

    Revenues generated under Medicaid and managed Medicaid programs, and through the ACA related Exchange Plans, represented approximately 8% and less than 5%, respectively, of consolidated revenues for 2024. Based on the provisions of the new legislation (including various effective dates), we currently believe that the OBBBA, and expiration of the enhanced PTCs, are not likely to have a material impact on our consolidated revenues for 2025 and 2026. In addition, we currently estimate that for 2026 through 2028 the OBBBA and the planned expiration of the enhanced PTCs at the end of 2025 could reduce our consolidated revenues by up to 50-60 basis points by 2028, compared to 2025, primarily reflecting the impact on our ACA related Exchange Plans revenues.

    While the impacts outlined above represent our current estimates, we continue to assess the impact of the OBBBA and the planned expiration of the enhanced PTCs on our outlook for the remainder of 2025 through 2028.

    The OBBBA also makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which could lead to lower cash tax payments. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. While we continue to assess the impact of the tax provisions of the OBBBA on our consolidated financial statements, we currently believe that the tax provisions of the legislation are not expected to have a material impact on our statement of operations.

    For additional discussion regarding regulatory trends and uncertainties, and the risk factors that could cause actual results to differ materially from those described above, see Part I, Item 1, “Business – The Clinical Testing Industry,” and “Business – Regulation”, Part I, Item 1A, “Risk Factors” and the “Outlook and Trends” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K.

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

Results of Operations

    The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$2,699	$2,333	$366	15.7%	$5,288	$4,631	$657	14.2%
DS businesses	62	64	(2)	(3.1)	125	132	(7)	(5.5)
Total net revenues	$2,761	$2,397	$364	15.2%	$5,413	$4,763	$650	13.7%

Operating costs and expenses and other operating income:
Cost of services	$1,818	$1,593	$225	14.1%	$3,607	$3,188	$419	13.1%
Selling, general and administrative	486	416	70	16.7	962	856	106	12.4
Amortization of intangible assets	39	29	10	32.2	78	58	20	33.2
Other operating (income) expense, net	(20)	4	(24)	NM	(18)	6	(24)	NM
Total operating costs and expenses, net	$2,323	$2,042	$281	13.8%	$4,629	$4,108	$521	12.7%

Operating income	$438	$355	$83	23.3%	$784	$655	$129	19.7%

Other income (expense):
Interest expense, net	$(67)	$(44)	$(23)	51.1%	$(134)	$(87)	$(47)	53.5%
Other income, net	13	3	10	NM	10	12	(2)	NM
Total non-operating expense, net	$(54)	$(41)	$(13)	NM	$(124)	$(75)	$(49)	NM

Income tax expense	$(97)	$(74)	$(23)	30.7%	$(156)	$(140)	$(16)	11.2%

Effective income tax rate	25.1%	23.4%			23.6%	24.2%

Equity in earnings of equity method investees, net of taxes	$9	$—	$9	NM	$27	$8	$19	NM

Net income attributable to Quest Diagnostics	$282	$229	$53	23.1%	$502	$423	$79	18.6%

Diluted earnings per common share attributable to Quest Diagnostics' common stockholders	$2.47	$2.03	$0.44	21.7%	$4.41	$3.75	$0.66	17.6%

NM - Not Meaningful

    The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues:
DIS business	97.8%	97.3%	97.7%	97.2%
DS businesses	2.2	2.7	2.3	2.8
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	65.8%	66.5%	66.6%	67.0%
Selling, general and administrative	17.6	17.4	17.8	18.0
Amortization of intangible assets	1.4	1.2	1.4	1.2
Other operating (income) expense, net	(0.7)	0.1	(0.3)	0.1
Total operating costs and expenses, net	84.1%	85.2%	85.5%	86.3%

Operating income	15.9%	14.8%	14.5%	13.7%

    Operating Results

    Results for the three months ended June 30, 2025 were affected by certain items that on a net basis decreased diluted earnings per share by $0.15 as follows:

•pre-tax amortization expense of $39 million recorded in amortization of intangible assets, or $0.25 per diluted share;
•pre-tax charges of $28 million, recorded in other operating (income) expense, net, or $0.19 per diluted share, primarily representing a $24 million impairment charge on certain long-lived assets related to the potential exit of a business, and, to a lesser extent, losses associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; and
•pre-tax charges of $7 million ($1 million recorded in cost of services and $6 million recorded in selling, general and administrative expenses), or $0.04 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business; partially offset by
•a pre-tax gain of $46 million, recorded in other operating (income) expense, net, or $0.30 per diluted share, from a payroll tax credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") associated with the retention of employees;
•pre-tax gains of $2 million ($1 million recorded in other income, net and $1 million recorded in equity in earnings of equity method investees, net of taxes), or $0.01 per diluted share, representing net gains associated with changes in the carrying value of our strategic investments; and
•$3 million of excess tax benefits associated with stock-based compensation arrangements, recorded in income tax expense, or $0.02 per diluted share.

    Results for the six months ended June 30, 2025 were affected by certain items that on a net basis decreased diluted earnings per share by $0.42 as follows:

•pre-tax amortization expense of $78 million recorded in amortization of intangible assets, or $0.51 per diluted share;
•pre-tax charges of $30 million, recorded in other operating (income) expense, net, or $0.21 per diluted share, primarily representing a $24 million impairment charge on certain long-lived assets related to the potential exit of a business, and, to a lesser extent, losses associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; and
•pre-tax charges of $26 million ($7 million recorded in cost of services and $19 million recorded in selling, general and administrative expenses), or $0.17 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business; partially offset by

•pre-tax gains of $54 million ($46 million recorded in other operating (income) expense, net and $8 million recorded in equity in earnings of equity method investees, net of taxes), or $0.36 per diluted share, from a $46 million payroll tax credit under the CARES Act associated with the retention of employees and, to a lesser extent, an $8 million non-recurring gain related to a lease;
•pre-tax gains of $2 million ($1 million recorded in other income, net and $1 million recorded in equity in earnings of equity method investees, net of taxes), or $0.01 per diluted share, representing net gains associated with changes in the carrying value of our strategic investments; and
•$12 million of excess tax benefits associated with stock-based compensation arrangements, recorded in income tax expense, or $0.10 per diluted share.

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
•pre-tax charges of $9 million recorded in equity in earnings of equity method investees, net of taxes, or $0.05 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; and
•pre-tax charges of $4 million ($1 million recorded in selling, general and administrative expenses and $3 million recorded in other operating (income) expense, net), or $0.03 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; partially offset by
•$1 million of excess tax benefits associated with stock-based compensation arrangements, recorded in income tax expense, or $0.01 per diluted share.

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
•pre-tax charges of $7 million ($1 million recorded in selling, general and administrative expenses and $6 million recorded in other operating (income) expense, net), or $0.06 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; and
•pre-tax charges of $9 million recorded in equity in earnings of equity method investees, net of taxes, or $0.05 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; partially offset by
•$3 million of excess tax benefits associated with stock-based compensation arrangements, recorded in income tax expense, or $0.03 per diluted share.

    Net Revenues

    Net revenues for the three months ended June 30, 2025 increased by 15.2% compared to the prior year period. For the three months ended June 30, 2025, organic growth was 5.2% compared to the prior year period.

    DIS revenues for the three months ended June 30, 2025 increased by 15.7% compared to the prior year period. For the three months ended June 30, 2025:

•The increase in DIS revenues compared to the prior year period was driven primarily by the impact of recent acquisitions and, to a lesser extent, organic growth. For the three months ended June 30, 2025, recent acquisitions contributed approximately 10.3% to DIS revenues.
•DIS volume increased by 16.3% compared to the prior year period driven by the impact of recent acquisitions, which contributed approximately 14.2% to DIS volume, with organic volume up by 2.1%.

•Total revenue per requisition was down 0.4% versus the prior year period, driven primarily by the impact of the LifeLabs acquisition, which carries a lower revenue per requisition. On an organic basis, revenue per requisition was up 3.3% in the quarter versus the prior year period driven primarily by an increase in the number of tests per requisition and test mix.

    DS revenues for the three months ended June 30, 2025 decreased by 3.1% compared to the prior year period principally due to lower revenues associated with our risk assessment services offered to insurers.

    Net revenues for the six months ended June 30, 2025 increased by 13.7% compared to the prior year period. For the six months ended June 30, 2025, organic growth was 3.8% compared to the prior year period.

    DIS revenues for the six months ended June 30, 2025 increased by 14.2% compared to the prior year period. For the six months ended June 30, 2025:

•The increase in DIS revenues compared to the prior year period was driven primarily by the impact of recent acquisitions and, to a lesser extent, organic growth. For the six months ended June 30, 2025, recent acquisitions contributed approximately 10.1% to DIS revenues.
•DIS volume increased by 14.3% compared to the prior year period driven by the impact of recent acquisitions, which contributed approximately 13.7% to DIS volume, with organic volume up by 0.6%.
•Revenue per requisition was flat compared to the prior year period. The impact of LifeLabs, which has a lower revenue per requisition, was offset by an increase in the number of tests per requisition. On an organic basis, revenue per requisition increased 3.5% during the period.

    DS revenues for the six months ended June 30, 2025 decreased by 5.5% compared to the prior year period principally due to lower revenues associated with our risk assessment services offered to insurers.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    For the three months ended June 30, 2025, cost of services increased by $225 million compared to the prior year period. The increase was primarily driven by the impact of recent acquisitions, wage increases, and, to a lesser extent, higher supplies expense, partially offset by cost savings and productivity improvements from our Invigorate program.

    For the six months ended June 30, 2025, cost of services increased by $419 million compared to the prior year period. The increase was primarily driven by the impact of recent acquisitions, wage increases, and, to a lesser extent, higher supplies expense, partially offset by cost savings and productivity improvements from our Invigorate program.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    For the three months ended June 30, 2025, SG&A increased by $70 million compared to the prior period. The increase was primarily driven by the impact of recent acquisitions, and, to a lesser extent, higher costs associated with changes in the fair value of our deferred compensation obligations.

    For the six months ended June 30, 2025, SG&A increased by $106 million compared to the prior period. The increase was primarily driven by the impact of recent acquisitions, and, to a lesser extent, wage increases.

    The changes in the value of our deferred compensation obligations is largely offset by changes in the value of the associated investments, which are recorded in other income, net. For further details regarding our deferred compensation plans, see Note 17 to the audited consolidated financial statements included in our 2024 Annual Report on Form 10-K.

    Amortization Expense

    For the three and six months ended June 30, 2025, amortization expense increased by $10 million and $20 million, respectively, compared to the prior year periods as a result of recent acquisitions.

    Other Operating (Income) Expense, Net

    Other operating (income) expense, net includes miscellaneous income and expense items and other charges related to operating activities.

    For both the three and six months ended June 30, 2025, other operating (income) expense, net includes a $46 million gain from a payroll tax credit under the CARES Act associated with the retention of employees. Additionally, during the three and six months ended June 30, 2025, we recorded an impairment charge of $24 million on certain long-lived assets related to the potential exit of a business. Also, both periods include losses associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions.

    For both the three and six months ended June 30, 2024, other operating (income) expense, net primarily represents losses associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions.

    Interest Expense, Net

    For the three and six months ended June 30, 2025, interest expense, net increased by $23 million and $47 million, respectively, compared to the prior year periods primarily due to the issuance during August 2024 of $1.85 billion of senior notes.

    Other Income, Net

    Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the three and six months ended June 30, 2025, other income, net included $11 million and $9 million, respectively, of gains associated with investments in our deferred compensation plans.

    For the three and six months ended June 30, 2024, other income, net included $3 million and $12 million, respectively, of gains associated with investments in our deferred compensation plans.

    Income Tax Expense

    Income tax expense for the three months ended June 30, 2025 and 2024 was $97 million and $74 million, respectively.

    The effective income tax rate for the three months ended June 30, 2025 and 2024 was 25.1% and 23.4%, respectively. The effective income tax rate benefited from $3 million and $1 million of excess tax benefits associated with stock-based compensation arrangements for the three months ended June 30, 2025 and 2024, respectively.

    Income tax expense for the six months ended June 30, 2025 and 2024 was $156 million and $140 million, respectively.

    The effective income tax rate for the six months ended June 30, 2025 and 2024 was 23.6% and 24.2%, respectively. The effective income tax rate benefited from $12 million and $3 million of excess tax benefits associated with stock-based compensation arrangements for the six months ended June 30, 2025 and 2024, respectively.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    Equity in earnings of equity method investees, net of taxes, increased by $9 million for the three months ended June 30, 2025, compared to the prior year period, primarily due to the three months ended June 30, 2024 including $9 million of net losses associated with changes in the carrying value of our strategic investments.

    Equity in earnings of equity method investees, net of taxes, increased by $19 million for the six months ended June 30, 2025, compared to the prior year period, primarily due to the six months ended June 30, 2024 including $9 million of net losses associated with changes in the carrying value of our strategic investments and the six months ended June 30, 2025 including an $8 million non-recurring gain related to a lease.

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

    As of June 30, 2025 and December 31, 2024, the fair value of our debt was estimated at approximately $5.6 billion and $6.1 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of June 30, 2025 and December 31, 2024, the estimated fair value was less than the carrying value of the debt by $26 million and $112 million, respectively. A hypothetical 10% increase in interest rates (representing 47 basis points and 35 basis points as of June 30, 2025 and December 31, 2024, respectively) would potentially reduce the estimated fair value of our debt by approximately $149 million and $184 million, respectively, as of June 30, 2025 and December 31, 2024.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either commercial paper rates for highly-rated issuers or the adjusted Term Secured Overnight Financing Rate ("Term SOFR"), plus a spread. Interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates and changes in our public debt ratings. As of June 30, 2025, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or the adjusted Term SOFR, plus a spread of 0.80%; and for our senior unsecured revolving credit facility, the adjusted Term SOFR, plus 1.00%. As of June 30, 2025, there were no borrowings outstanding under either the secured receivables credit facility or the senior unsecured revolving credit facility.

    The notional amount of fixed-to-variable interest rate swaps outstanding as of June 30, 2025 and December 31, 2024 was $1.8 billion and $700 million, respectively. The aggregate fair value of the fixed-to-variable interest rate swaps was $17 million and $(34) million, in an asset (liability) position, as of June 30, 2025 and December 31, 2024, respectively.

    Based on our net exposure to interest rate changes, a hypothetical 10% change to the variable rate component of our variable-rate indebtedness would not materially change our annual interest expense. A hypothetical 10% change in the SOFR curve (representing a 36 basis points change in the weighted average yield) would potentially change the fair value of our fixed- to-variable interest rate swaps by $46 million.

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

    We regularly evaluate equity investments that do not have readily determinable fair values to determine if there are any indicators that the investments are impaired. The carrying value of our equity investments that do not have readily determinable fair values was $36 million as of June 30, 2025. In conjunction with the preparation of our June 30, 2025 financial statements, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2025	2024	Change
	(dollars in millions)
Net cash provided by operating activities	$858	$514	$344
Net cash used in investing activities	(239)	(413)	174
Net cash used in financing activities	(854)	(516)	(338)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5	—	5
Net change in cash and cash equivalents and restricted cash	$(230)	$(415)	$185

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments with original maturities, at the time of acquisition, of three months or less. Cash and cash equivalents as of June 30, 2025 totaled $319 million, compared to $549 million as of December 31, 2024.

    As of June 30, 2025, approximately 29% of our $319 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the six months ended June 30, 2025 and 2024 was $858 million and $514 million, respectively. The $344 million increase in net cash provided by operating activities for the six months ended June 30, 2025, compared to the prior year period, was primarily a result of increased operating income, the timing of receipts and payments, and the payroll tax credit under the CARES Act.

    Days sales outstanding, a measure of billing and collection efficiency, was 47 days as of June 30, 2025, 48 days as of December 31, 2024 and 50 days as of June 30, 2024.

    Cash Flows from Investing Activities

    Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was $239 million and $413 million, respectively. This $174 million decrease in net cash used in investing activities for the six months ended June 30, 2025, compared to the prior year period, was a result of decreased cash used for business acquisitions, partially offset by slightly higher capital expenditures.

    Cash Flows from Financing Activities

    Net cash used in financing activities for the six months ended June 30, 2025 and 2024 was $854 million and $516 million, respectively. This $338 million increase in net cash used in financing activities for the six months ended June 30, 2025, compared to the prior year period, was primarily a result of repaying in full the outstanding indebtedness under our $600 million of 3.50% senior notes at maturity. The six months ended June 30, 2024 included the repayment in full of the outstanding indebtedness under our $300 million of 4.25% senior notes at maturity.

     During the six months ended June 30, 2025, we borrowed $400 million under our secured receivables credit facility, which was repaid prior to June 30, 2025. During the six months ended June 30, 2025, there were no borrowings or repayments under our senior unsecured revolving credit facility. During the six months ended June 30, 2024, there were no borrowings or repayments under our secured receivables credit facility and our senior unsecured revolving credit facility.

    Dividend Program

    During each of the first and second quarters of 2025, our Board of Directors declared a quarterly cash dividend of $0.80 per common share. During each of the four quarters of 2024, our Board of Directors declared a quarterly cash dividend of $0.75 per common share.

    Share Repurchase Program

    As of June 30, 2025, $0.9 billion remained available under our share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For both the six months ended June 30, 2025 and 2024, we repurchased no shares of our common stock.

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

    In conjunction with the preparation of our June 30, 2025 financial statements, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed.

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

    We have $500 million of 3.45% senior notes due June 2026.

    As of June 30, 2025, we had $1.3 billion of borrowing capacity available under our existing credit facilities, including $523 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings outstanding under either the secured receivables credit facility or the senior unsecured revolving credit facility as of June 30, 2025. In support of our risk management program, $77 million in letters of credit under the secured receivables credit facility were outstanding as of June 30, 2025.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of June 30, 2025, we were in compliance with all such applicable financial covenants.

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

    During the second quarter of 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the second quarter of 2025.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2025 – April 30, 2025
Share Repurchase Program (A)	—	$—	—	$885,914
Employee Transactions (B)	—	$—	N/A	N/A
May 1, 2025 - May 31, 2025
Share Repurchase Program (A)	—	$—	—	$885,914
Employee Transactions (B)	3,340	$176.42	N/A	N/A
June 1, 2025 – June 30, 2025
Share Repurchase Program (A)	—	$—	—	$885,914
Employee Transactions (B)	—	$—	N/A	N/A
Total
Share Repurchase Program (A)	—	$—	—	$885,914
Employee Transactions (B)	3,340	$176.42	N/A	N/A

(A)Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $13 billion of share repurchases of our common stock through June 30, 2025. The share repurchase authorization has no set expiration or termination date.

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

Name	Title	Type of Trading Arrangement	Security	Action	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Karthik Kuppusamy	SVP, Clinical Solutions	Rule 10b5-1 plan to sell	Common Stock	Adoption	May 1, 2025	May 1, 2025 to October 31, 2025*	Up to 10,479*
Patrick Plewman	SVP, Diagnostic Services	Rule 10b5-1 plan to sell	Common Stock	Adoption	May 1, 2025	May 1, 2025 to March 31, 2026*	Up to 48,470*
Michael Prevoznik	SVP, General Counsel	Rule 10b5-1 plan to sell	Common Stock	Adoption	May 30, 2025	May 30, 2025 to March 31, 2026*	Up to 35,962*

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

Item 6.Exhibits

    Exhibits:

22	Subsidiary Guarantors of Securities

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Amendment No. 11 To Sixth Amended and Restated Credit and Security Agreement, dated as of April 30, 2025.

99.2
Amendment and Restatement Agreement, dated as of April 30, 2025, relating to the Third Amended and Restated Credit Agreement dated as of November 23, 2021 (as amended, amended and restated, supplemented or otherwise modified), among Quest Diagnostics Incorporated, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto.

99.3
Fourth Amended and Restated Credit Agreement, dated as of April 30, 2025, among Quest Diagnostics Incorporated, as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and other agents party thereto, forming Exhibit A to the Amendment and Restatement Agreement in Exhibit 99.2.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20250630.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20250630_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20250630_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20250630_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20250630_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
July 23, 2025
Quest Diagnostics Incorporated

By	/s/ James E. Davis
James E. Davis
Chairman, Chief Executive Officer
and President

By	/s/ Sam A. Samad
Sam A. Samad
Executive Vice President and
Chief Financial Officer