Form 10-Q
period 2025-09-30
QUEST DIAGNOSTICS INC
filed 2025-10-21
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 15, 2025, there were outstanding 111,242,362 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$2,816	$2,488	$8,229	$7,251

Operating costs and expenses and other operating income:
Cost of services	1,867	1,677	5,474	4,865
Selling, general and administrative	501	448	1,463	1,304
Amortization of intangible assets	39	32	117	90
Other operating expense, net	23	1	5	7
Total operating costs and expenses, net	2,430	2,158	7,059	6,266

Operating income	386	330	1,170	985

Other income (expense):
Interest expense, net	(66)	(49)	(200)	(136)
Other income, net	8	15	18	27
Total non-operating expense, net	(58)	(34)	(182)	(109)

Income before income taxes and equity in earnings of equity method investees	328	296	988	876
Income tax expense	(77)	(65)	(233)	(205)
Equity in earnings of equity method investees, net of taxes	8	6	35	14
Net income	259	237	790	685
Less: Net income attributable to noncontrolling interests	14	11	43	36
Net income attributable to Quest Diagnostics	$245	$226	$747	$649

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.18	$2.01	$6.66	$5.80

Diluted	$2.16	$1.99	$6.57	$5.74

Weighted average common shares outstanding:
Basic	112	112	112	111

Diluted	113	113	113	112

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$259	$237	$790	$685

Other comprehensive income (loss):
Foreign currency translation adjustment	(24)	1	48	(4)
Net deferred gain on cash flow hedges, net of taxes	—	3	—	3
Other comprehensive (loss) income	(24)	4	48	(1)

Comprehensive income	235	241	838	684
Less: Comprehensive income attributable to noncontrolling interests	14	11	43	36
Comprehensive income attributable to Quest Diagnostics	$221	$230	$795	$648

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2025 AND DECEMBER 31, 2024
(unaudited)
(in millions, except per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$432	$549
Accounts receivable, net of allowance for credit losses of $26 and $29 as of September 30, 2025 and December 31, 2024, respectively	1,456	1,304
Inventories	186	188
Prepaid expenses and other current assets	333	351
Total current assets	2,407	2,392
Property, plant and equipment, net	2,145	2,113
Operating lease right-of-use assets	649	651
Goodwill	8,901	8,856
Intangible assets, net	1,662	1,763
Investments in equity method investees	137	123
Other assets	296	255
Total assets	$16,197	$16,153

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,457	$1,394
Current portion of long-term debt	504	602
Current portion of long-term operating lease liabilities	173	173
Total current liabilities	2,134	2,169
Long-term debt	5,171	5,615
Long-term operating lease liabilities	534	535
Other liabilities	982	938
Commitments and contingencies
Redeemable noncontrolling interest	81	83
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both September 30, 2025 and December 31, 2024; 162 shares issued as of both September 30, 2025 and December 31, 2024	2	2
Additional paid-in capital	2,355	2,361
Retained earnings	9,837	9,360
Accumulated other comprehensive loss	(40)	(88)
Treasury stock, at cost; 51 shares as of both September 30, 2025 and December 31, 2024	(4,896)	(4,857)
Total Quest Diagnostics stockholders’ equity	7,258	6,778
Noncontrolling interests	37	35
Total stockholders’ equity	7,295	6,813
Total liabilities and stockholders’ equity	$16,197	$16,153

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$790	$685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	425	358
Provision for credit losses	2	4
Deferred income tax expense (benefit)	118	(21)
Stock-based compensation expense	63	61
Other, net	37	17
Changes in operating assets and liabilities:
Accounts receivable	(153)	(140)
Accounts payable and accrued expenses	113	(102)
Income taxes payable	(1)	31
Other assets and liabilities, net	27	(23)
Net cash provided by operating activities	1,421	870

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(51)	(1,781)
Capital expenditures	(369)	(302)
Other investing activities, net	(20)	37
Net cash used in investing activities	(440)	(2,046)

Cash flows from financing activities:
Proceeds from borrowings	410	1,846
Repayments of debt	(1,011)	(302)
Purchases of treasury stock	(150)	—
Exercise of stock options	61	52
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(44)	(24)
Dividends paid	(263)	(247)
Distributions to noncontrolling interest partners	(43)	(35)
Other financing activities, net	(61)	(36)
Net cash (used in) provided by financing activities	(1,101)	1,254

Effect of exchange rate changes on cash and cash equivalents and restricted cash	3	—

Net change in cash and cash equivalents and restricted cash	(117)	78
Cash and cash equivalents and restricted cash, beginning of period	549	686
Cash and cash equivalents and restricted cash, end of period	$432	$764

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(unaudited)
(in millions)

For the Three Months Ended September 30, 2025		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, June 30, 2025	112	$2	$2,332	$9,682	$(16)	$(4,772)	$37	$7,265
Net income				245			12	257
Other comprehensive loss, net of taxes					(24)			(24)
Dividends declared				(90)				(90)
Distributions to noncontrolling interest partners							(12)	(12)
Issuance of common stock under benefit plans			2			6		8
Stock-based compensation expense			20					20
Exercise of stock options			2			21		23
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(1)			(1)		(2)
Purchases of treasury stock	(1)					(150)		(150)
Balance, September 30, 2025	111	$2	$2,355	$9,837	$(40)	$(4,896)	$37	$7,295

For the Nine Months Ended September 30, 2025		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2024	111	$2	$2,361	$9,360	$(88)	$(4,857)	$35	$6,813
Net income				747			37	784
Other comprehensive income, net of taxes					48			48
Dividends declared				(270)				(270)
Distributions to noncontrolling interest partners							(35)	(35)
Issuance of common stock under benefit plans	1		(52)			73		21
Stock-based compensation expense			63					63
Exercise of stock options			3			62		65
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(20)			(24)		(44)
Purchases of treasury stock	(1)					(150)		(150)
Balance, September 30, 2025	111	$2	$2,355	$9,837	$(40)	$(4,896)	$37	$7,295

The accompanying notes are an integral part of these statements.

For the Three Months Ended September 30, 2024		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, June 30, 2024	111	$2	$2,314	$9,080	$(19)	$(4,760)	$39	$6,656
Net income				226			10	236
Other comprehensive income, net of taxes					4			4
Dividends declared				(84)				(84)
Distributions to noncontrolling interest partners							(17)	(17)
Issuance of common stock under benefit plans			1			6		7
Stock-based compensation expense			19					19
Exercise of stock options	1		1			23		24
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans						(1)		(1)
Acquisition of additional ownership interest in subsidiary			(3)					(3)
Balance, September 30, 2024	112	$2	$2,332	$9,222	$(15)	$(4,732)	$32	$6,841

For the Nine Months Ended September 30, 2024		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2023	111	$2	$2,320	$8,825	$(14)	$(4,826)	$35	$6,342
Net income				649			32	681
Other comprehensive loss, net of taxes					(1)			(1)
Dividends declared				(252)				(252)
Distributions to noncontrolling interest partners							(35)	(35)
Issuance of common stock under benefit plans			(40)			60		20
Stock-based compensation expense			61					61
Exercise of stock options	1					52		52
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(6)			(18)		(24)
Acquisition of additional ownership interest in subsidiary			(3)					(3)
Balance, September 30, 2024	112	$2	$2,332	$9,222	$(15)	$(4,732)	$32	$6,841

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

    In September 2025, the FASB issued a new accounting standard which impacts internal-use software accounting by removing all references to software development project stages such that the guidance is neutral to different software development methods. The pronouncement is effective for annual filings for the year ended December 31, 2028 and for interim periods within such year. The Company is currently evaluating the impact of the standard.

    In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which could lead to lower cash tax payments. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. While the Company continues to assess the impact of the tax provisions of the OBBBA on its consolidated financial statements, the Company currently believes that the tax provisions of the legislation are not expected to have a material impact on the Company’s statement of operations. The Company's consolidated deferred income tax liabilities as of September 30, 2025 and December 31, 2024 were $378 million and $278 million, respectively. The increase was principally due to the domestic research cost expensing and bonus depreciation elements of the OBBBA.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

3.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$245	$226	$747	$649
Less: Earnings allocated to participating securities	2	1	4	3
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$243	$225	$743	$646

Weighted average common shares outstanding – basic	112	112	112	111
Effect of dilutive securities:
Stock options and performance share units	1	1	1	1
Weighted average common shares outstanding – diluted	113	113	113	112

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.18	$2.01	$6.66	$5.80
Diluted	$2.16	$1.99	$6.57	$5.74

    The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options and performance share units	—	—	—	1

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

    Restructuring and Impairment Charges

    The following table provides a summary of the Company's pre-tax restructuring and impairment charges for the three and nine months ended September 30, 2025 and 2024:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Employee separation costs	$6	$7	$18	$21
Asset impairment charges	5	—	29	—
Total restructuring and impairment charges	$11	$7	$47	$21
    The Company's pre-tax restructuring charges for the three and nine months ended September 30, 2025 included $6 million and $18 million, respectively, of employee separation costs associated with various workforce reduction initiatives as the Company continued to restructure its organization. Additionally, during the three and nine months ended September 30, 2025, the Company recorded impairment charges of $5 million and $29 million, respectively, on certain long-lived assets related to the exit of a business. Of the total restructuring and impairment charges incurred during the three months ended September 30, 2025, $2 million, $4 million and $5 million were recorded in cost of services, selling, general and administrative expenses and other operating expense, net, respectively. Of the total restructuring and impairment charges incurred during the nine months ended September 30, 2025, $8 million, $10 million and $29 million were recorded in cost of services, selling, general and administrative expenses, and other operating expense, net, respectively.

    The Company's pre-tax restructuring charges for the three and nine months ended September 30, 2024 were $7 million and $21 million, respectively, entirely related to employee separation costs associated with various workforce reduction initiatives as the Company continued to restructure its organization. Of the total restructuring charges incurred during the three months ended September 30, 2024, $4 million and $3 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the nine months ended September 30, 2024, $12 million and $9 million were recorded in cost of services and selling, general and administrative expenses, respectively.

    Charges for all periods presented were primarily recorded in the Company's DIS business.

    The restructuring liability as of September 30, 2025 and December 31, 2024, which is included in accounts payable and accrued expenses, was $14 million and $13 million, respectively.

5.     BUSINESS ACQUISITIONS

    Acquisition of LifeLabs

    On August 23, 2024, the Company acquired all of the issued and outstanding common shares of LifeLabs Inc. and all of the partnership interests of BPC Lab Finance LP (collectively, "LifeLabs") in an all-cash transaction for approximately CAN $1.35 billion (approximately USD $1 billion), net of cash acquired. LifeLabs provides laboratory diagnostic information and digital health connectivity systems in Canada. The Company recorded the assets acquired and liabilities assumed based on a preliminary purchase price allocation. During the nine months ended September 30, 2025, the Company finalized its purchase price allocation and recorded a $9 million increase to deferred income tax assets and a corresponding decrease to goodwill. The measurement period adjustment did not impact the Company's consolidated results of operations.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024

Pro forma net revenues	$2,588	$7,700

Pro forma net income attributable to Quest Diagnostics	$222	$647

Pro forma earnings per share attributable to Quest Diagnostics' common stockholders:
Basic	$1.97	$5.78
Diluted	$1.95	$5.72

    Acquisition of select assets of Spectra Laboratories

    During February 2025, the Company entered into a definitive agreement to acquire select clinical testing assets and select dialysis-related water testing assets of Fresenius Medical Care's wholly-owned Spectra Laboratories, a leading provider of renal-specific laboratory testing services in the U.S.

    On August 4, 2025, the acquisition of the select clinical testing assets closed and the Company paid $34 million of cash consideration for such business. Based on the preliminary purchase price allocation, which may be revised as additional information becomes available during the measurement period, the assets acquired and liabilities assumed primarily consist of $25 million of tax-deductible goodwill and $9 million of customer-related intangible assets. The intangible assets are being amortized over a useful life of 15 years.

    The acquisition of the select dialysis-related water testing assets is expected to close by the end of 2025 and such closing remains subject to customary closing conditions.

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

    Venture with Corewell Health

    During August 2025, the Company and Corewell Health signed a definitive agreement to enter into a venture which will perform laboratory testing in the state of Michigan via a new laboratory facility. Equity ownership of the venture will be shared 51% by Quest and 49% by Corewell Health. The parties expect to complete the transaction during the first quarter of 2026 and they expect to construct a new laboratory facility to be operational during 2027. The transaction is subject to customary closing conditions.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

6.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2025	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$82	$82	$—	$—
Cash surrender value of life insurance policies	72	—	72	—
Equity investments	3	3	—	—
Fixed-to-variable interest rate swaps	18	—	18	—
Total	$175	$85	$90	$—

Liabilities:
Deferred compensation liabilities	$152	$—	$152	$—
Contingent consideration	114	—	—	114
Total	$266	$—	$152	$114

Redeemable noncontrolling interest	$81	$—	$—	$81

		Basis of Fair Value Measurements
December 31, 2024	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$72	$72	$—	$—
Cash surrender value of life insurance policies	64	—	64	—
Total	$136	$72	$64	$—

Liabilities:
Deferred compensation liabilities	$140	$—	$140	$—
Contingent consideration	106	—	—	106
Fixed-to-variable interest rate swaps	34	—	34	—
Total	$280	$—	$174	$106

Redeemable noncontrolling interest	$83	$—	$—	$83

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

    The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

Contingent Consideration

Balance, December 31, 2024	$106
Total fair value adjustments included in earnings - unrealized	8
Balance, September 30, 2025	$114

    The $8 million net loss included in earnings associated with the change in the fair value of contingent consideration for the nine months ended September 30, 2025 is reported in other operating expense, net.

    Of the aggregate $114 million contingent consideration obligation as of September 30, 2025, $63 million and $51 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet. Of the aggregate $106 million contingent consideration obligation as of December 31, 2024, $101 million and $5 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet.

    During the nine months ended September 30, 2025, the Company recorded a $29 million impairment charge on certain long-lived assets related to the exit of a business. The fair value measurement was classified within Level 3 of the fair value hierarchy as it was based on significant inputs that are not observable.

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of September 30, 2025, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of September 30, 2025 and December 31, 2024, the fair value of the Company’s debt was estimated at $5.7 billion and $6.1 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

7.    DEBT

    During April 2025, the Company amended the agreement for its $750 million senior unsecured revolving credit facility (the “Credit Facility” or "Senior Unsecured Revolving Credit Facility") to extend the maturity to April 2030, while maintaining the borrowing capacity under the facility at $750 million. Under the Credit Facility, the Company can issue letters of credit totaling $150 million (see Note 11). Issued letters of credit reduce the available borrowing capacity under the Credit Facility. Additionally, the Credit Facility includes an additional $500 million uncommitted accordion which, if utilized, brings the total capacity under the facility to $1.3 billion. Interest on the Credit Facility is based on certain published rates plus an applicable margin based on changes in the Company's public debt ratings. At the option of the Company, it may elect to lock into Term Secured Overnight Financing Rate ("Term SOFR")-based interest rate contracts for periods up to six months. For interest on any U.S. Dollar-denominated outstanding amounts not covered under Term SOFR-based interest rate contracts, the Company can opt for an alternate base rate, which is calculated by reference to the prime rate, the federal funds rate or an adjusted Term SOFR rate. The Company also has the option to borrow in other currencies. As of September 30, 2025, the Company's borrowing rate for Term SOFR-based loans under the Credit Facility was adjusted Term SOFR plus 1.00%. The Credit Facility contains various covenants, including the maintenance of a financial leverage ratio, which could impact the Company's ability to, among other things, incur additional indebtedness. As of both September 30, 2025 and December 31, 2024, there were no outstanding borrowings under the Senior Unsecured Revolving Credit Facility.

    During the nine months ended September 30, 2025, the Company repaid in full the outstanding indebtedness under the Company's $600 million of 3.50% senior notes, which matured on March 30, 2025.

    The Company has $500 million of 3.45% senior notes due June 2026. The senior notes are included in current portion of long-term debt in the Company's September 30, 2025 consolidated balance sheet. Such notes were included in long-term debt in the Company's December 31, 2024 consolidated balance sheet.

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

    A summary of the notional amounts of these interest rate swap agreements as of September 30, 2025 and December 31, 2024 was as follows:

	Notional Amount
Debt Instrument	September 30, 2025	December 31, 2024

5.00% Senior Notes due December 2034	$850	$700
2.80% Senior Notes due June 2031	550	—
6.40% Senior Notes due November 2033	400	—
Total notional amounts	$1,800	$700
    The fixed-to-variable interest rate swap agreements in the table above have variable interest rates ranging from SOFR minus 1.36% to SOFR plus 2.48%.

    As of September 30, 2025 and December 31, 2024, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	September 30, 2025	September 30, 2025	December 31, 2024	December 31, 2024
Long-term debt	$1,803	$20	$658	$(29)

(a) The balance includes $2 million and $5 million of remaining unamortized hedging adjustments on discontinued relationships as of September 30, 2025 and December 31, 2024, respectively.

    The following table presents the effect of fair value hedge accounting on the consolidated statement of operations for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Interest Expense, Net	Interest Expense, Net
Total for line item in which the effects of fair value hedges are recorded	$(66)	$(200)

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$(1)	$(52)
Derivatives designated as hedging instruments	$1	$52

    A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows:

	September 30, 2025		December 31, 2024
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Fixed-to-variable interest rate swap agreements	Other assets	$18	Other liabilities	$34

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

    For the three and nine months ended September 30, 2025 and 2024, the tax effects related to the deferred gains (losses) on cash flow hedges and net changes in available-for-sale debt securities were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

    The changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2025 were as follows:

For the Three Months Ended September 30, 2025	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, June 30, 2025	$(21)	$5	$(16)
Other comprehensive loss before reclassifications	(24)	—	(24)
Net current period other comprehensive loss	(24)	—	(24)
Balance, September 30, 2025	$(45)	$5	$(40)

For the Nine Months Ended September 30, 2025	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, December 31, 2024	$(93)	$5	$(88)
Other comprehensive income before reclassifications	48	—	48
Net current period other comprehensive income	48	—	48
Balance, September 30, 2025	$(45)	$5	$(40)

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2024 were as follows:

For the Three Months Ended September 30, 2024	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, June 30, 2024	$(22)	$3	$(19)
Other comprehensive income before reclassifications	1	3	4
Net current period other comprehensive income	1	3	4
Balance, September 30, 2024	$(21)	$6	$(15)

For the Nine Months Ended September 30, 2024	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, December 31, 2023	$(17)	$3	$(14)
Other comprehensive (loss) income before reclassifications	(4)	3	(1)
Net current period other comprehensive (loss) income	(4)	3	(1)
Balance, September 30, 2024	$(21)	$6	$(15)

    Dividend Program

    During each of the first three quarters of 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.80 per common share. During each of the four quarters of 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.75 per common share.

    Share Repurchase Program

    As of September 30, 2025, $0.7 billion remained available under the Company’s share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the nine months ended September 30, 2025, the Company repurchased 0.9 million shares of its common stock for $150 million.

    For the nine months ended September 30, 2024, the Company repurchased no shares of its common stock.

    Shares Reissued from Treasury Stock

    For the nine months ended September 30, 2025 and 2024, the Company reissued 1.2 million shares and 1.0 million shares, respectively, from treasury stock under its Employee Stock Purchase Plan and its stock-based compensation program.

    For details regarding the Company's stock ownership and compensation plans, see Note 17 to the audited consolidated financial statements in the Company's 2024 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. As of September 30, 2025 and December 31, 2024, the redeemable noncontrolling interest was presented at its fair value. For further details regarding the fair value of the redeemable noncontrolling interest, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

10.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense	$103	$93	$308	$268
Amortization expense	39	32	117	90
Depreciation and amortization expense	$142	$125	$425	$358

Interest expense	$(69)	$(58)	$(210)	$(154)
Interest income	3	9	10	18
Interest expense, net	$(66)	$(49)	$(200)	$(136)

Interest paid	$22	$62	$167	$167
Income taxes paid	$2	$61	$112	$179

Accounts payable associated with capital expenditures	$40	$35	$40	$35
Dividends payable	$91	$84	$91	$84

Businesses acquired:
Fair value of assets acquired	$34	$1,725	$57	$2,014
Fair value of liabilities assumed	—	142	6	183
Fair value of net assets acquired	34	1,583	51	1,831
Merger consideration payable	—	—	—	—
Cash paid for business acquisitions	34	1,583	51	1,831
Less: Cash acquired	—	50	—	50
Business acquisitions, net of cash acquired	$34	$1,533	$51	$1,781

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$44	$33	$140	$120
    During the nine months ended September 30, 2025 and 2024, other financing activities, net in the Company's consolidated statement of cash flows included changes in bank overdrafts, which are generally settled in cash in the short term, of $(61) million and $(22) million, respectively.

    During the nine months ended September 30, 2025, the Company received $46 million from a payroll tax credit under the Coronavirus Aid, Relief, and Economic Security Act associated with the retention of employees. Such amount is recorded in other operating expense, net in the Company's consolidated statement of operations.

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

    In support of its risk management program, $78 million in letters of credit under the Secured Receivables Credit Facility were outstanding as of September 30, 2025, providing collateral for current and future automobile liability and workers’ compensation loss payments.

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

    The Company also received subpoenas from the U.S. Attorney for the District of New Jersey (the “NJ USAO”). The subpoenas seek various records relating to the Company’s relationship with the New York Giants ("the Giants") and adherence to certain company policies and federal laws. The Company is in the process of finalizing a settlement with the NJ USAO and is negotiating a resolution with the United States Department of Health and Human Services. The Company has also received a subpoena from the New York Attorney General’s Office.

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

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of September 30, 2025, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $21 million and $4 million as of September 30, 2025 and December 31, 2024, respectively.

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

    Reserves for general and professional liability claims matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $169 million as of both September 30, 2025 and December 31, 2024.

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

    As of September 30, 2025, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States. See Note 6 to the audited consolidated financial statements contained in the Company’s 2024 Annual Report on Form 10-K for a discussion of the Company's acquisition of LifeLabs in Canada during August 2024.

    The following table is a summary of segment information for the three and nine months ended September 30, 2025 and 2024. Segment asset information is not presented since it is not received by the CODM at the operating segment level. The CODM regularly reviews certain consolidated expenses, including employee compensation costs. "Other segment items" principally consist of costs for obtaining, transporting and testing specimens, facility costs used for the delivery of the Company's services, costs associated with the Company's sales and marketing efforts, and costs related to billing operations. Operating income (loss) of each segment represents net revenues less directly identifiable expenses. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2024 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	DIS	Total	DIS	Total
Net revenues	$2,755	$2,755	$8,043	$8,043
DS revenues		61		186
Total net revenues		$2,816		$8,229

Less: Other segment items	2,273		6,653
Segment operating income	$482	$482	$1,390	$1,390
DS operating income		9		24
General corporate activities		(105)		(244)
Total operating income		386		1,170
Non-operating expense, net		(58)		(182)
Income before income taxes and equity in earnings of equity method investees		328		988
Income tax expense		(77)		(233)
Equity in earnings of equity method investees, net of taxes		8		35
Net income		259		790
Less: Net income attributable to noncontrolling interests		14		43
Net income attributable to Quest Diagnostics		$245		$747

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	DIS	Total	DIS	Total
Net revenues	$2,427	$2,427	$7,058	$7,058
DS revenues		61		193
Total net revenues		$2,488		$7,251

Less: Other segment items	2,020		5,858
Segment operating income	$407	$407	$1,200	$1,200
DS operating income		6		23
General corporate activities		(83)		(238)
Total operating income		330		985
Non-operating expense, net		(34)		(109)
Income before income taxes and equity in earnings of equity method investees		296		876
Income tax expense		(65)		(205)
Equity in earnings of equity method investees, net of taxes		6		14
Net income		237		685
Less: Net income attributable to noncontrolling interests		11		36
Net income attributable to Quest Diagnostics		$226		$649

    Depreciation and amortization expense for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

DIS business	$99	$90	$296	$258
All other operating segments	3	3	10	9
General corporate	40	32	119	91
Total depreciation and amortization	$142	$125	$425	$358

13.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for over 97% of the Company’s total net revenues for the three and nine months ended September 30, 2025 and 2024 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from payer customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions. The portfolios determined using the portfolio approach consist of the following groups of payer customers: healthcare insurers, government payers (including Medicare and Medicaid programs), client payers and patients.

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

    Net Revenue and Net Accounts Receivable by Payer Customer Type

    The approximate percentage of net revenue by type of payer customer was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Healthcare insurers:
Fee-for-service	37%	38%	36%	37%
Capitated	2	3	3	3
Total healthcare insurers	39	41	39	40
Government payers (principally fee-for-service)	16	13	16	12
Client payers	31	33	31	33
Patients (including coinsurance and deductible responsibilities)	12	10	12	12
Total DIS	98	97	98	97
DS	2	3	2	3
Net revenues	100%	100%	100%	100%

    The approximate percentage of net accounts receivable by type of payer customer was as follows:

	September 30, 2025	December 31, 2024

Healthcare Insurers	29%	26%
Government Payers	9	7
Client Payers	41	45
Patients (including coinsurance and deductible responsibilities)	19	20
Total DIS	98	98
DS	2	2
Net accounts receivable	100%	100%

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

Third Quarter Highlights

	Three Months Ended September 30,
	2025	2024
	(dollars in millions, except per share data)
Net revenues	$2,816	$2,488
DIS revenues	$2,755	$2,427
Revenue per requisition change	0.8%	3.3%
Requisition volume change	12.5%	5.5%
Organic requisition volume change	3.9%	0.5%
DS revenues	$61	$61
Operating income	$386	$330
Net income attributable to Quest Diagnostics	$245	$226
Diluted earnings per share	$2.16	$1.99
Net cash provided by operating activities	$563	$356
Capital expenditures	$144	$106

    For further discussion of the year-over-year changes for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, see "Results of Operations" below.

Acquisition of select clinical testing assets of Spectra Laboratories

    On August 4, 2025, we acquired select clinical testing assets of Fresenius Medical Care's wholly-owned Spectra Laboratories in an all-cash transaction for $34 million. The acquired business is included in our DIS business. See Note 5 to the interim unaudited consolidated financial statements for further discussion.

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

    For the nine months ended September 30, 2025, we incurred $37 million of pre-tax charges in connection with restructuring and integration activities, including $18 million of employee separation costs, with the remainder including integration costs. Most of the charges will result in cash expenditures. Additional restructuring and integration charges may be incurred in future periods, including as we identify additional opportunities to achieve further savings and productivity improvements.

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

    The OBBBA also makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which could lead to lower cash tax payments. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. While we continue to assess the impact of the tax provisions of the OBBBA on our consolidated financial statements, we currently believe that the tax provisions of the legislation are not expected to have a material impact on our statement of operations. Our consolidated deferred income tax liabilities as of September 30, 2025 and December 31, 2024 were $378 million and $278 million, respectively. The increase was principally due to the domestic research cost expensing and bonus depreciation elements of the OBBBA.

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

Results of Operations

    The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$2,755	$2,427	$328	13.5%	$8,043	$7,058	$985	14.0%
DS businesses	61	61	—	(1.0)	186	193	(7)	(4.0)
Total net revenues	$2,816	$2,488	$328	13.1%	$8,229	$7,251	$978	13.5%

Operating costs and expenses and other operating income:
Cost of services	$1,867	$1,677	$190	11.3%	$5,474	$4,865	$609	12.5%
Selling, general and administrative	501	448	53	12.0	1,463	1,304	159	12.2
Amortization of intangible assets	39	32	7	21.2	117	90	27	29.0
Other operating expense, net	23	1	22	NM	5	7	(2)	NM
Total operating costs and expenses, net	$2,430	$2,158	$272	12.6%	$7,059	$6,266	$793	12.6%

Operating income	$386	$330	$56	16.8%	$1,170	$985	$185	18.7%

Other income (expense):
Interest expense, net	$(66)	$(49)	$(17)	37.2%	$(200)	$(136)	$(64)	47.7%
Other income, net	8	15	(7)	NM	18	27	(9)	NM
Total non-operating expense, net	$(58)	$(34)	$(24)	NM	$(182)	$(109)	$(73)	NM

Income tax expense	$(77)	$(65)	$(12)	19.1%	$(233)	$(205)	$(28)	13.7%

Effective income tax rate	23.6%	21.9%			23.6%	23.4%

Equity in earnings of equity method investees, net of taxes	$8	$6	$2	NM	$35	$14	$21	NM

Net income attributable to Quest Diagnostics	$245	$226	$19	8.5%	$747	$649	$98	15.0%

Diluted earnings per common share attributable to Quest Diagnostics' common stockholders	$2.16	$1.99	$0.17	8.5%	$6.57	$5.74	$0.83	14.5%

NM - Not Meaningful

    The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues:
DIS business	97.8%	97.5%	97.7%	97.3%
DS businesses	2.2	2.5	2.3	2.7
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	66.3%	67.3%	66.5%	67.1%
Selling, general and administrative	17.8	18.0	17.8	18.0
Amortization of intangible assets	1.4	1.3	1.4	1.2
Other operating expense, net	0.8	0.1	0.1	0.1
Total operating costs and expenses, net	86.3%	86.7%	85.8%	86.4%

Operating income	13.7%	13.3%	14.2%	13.6%

    Operating Results

    Results for the three months ended September 30, 2025 were affected by certain items that on a net basis decreased diluted earnings per share by $0.44 as follows:

•pre-tax amortization expense of $39 million recorded in amortization of intangible assets, or $0.25 per diluted share;
•pre-tax charges of $22 million, recorded in other operating expense, net, or $0.15 per diluted share, comprised of a $15 million charge to earnings related to legal matters, a $5 million impairment charge on certain long-lived assets related to the exit of a business and, to a lesser extent, losses associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; and
•pre-tax charges of $11 million ($1 million recorded in cost of services and $10 million recorded in selling, general and administrative expenses), or $0.07 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business; partially offset by
•$3 million of excess tax benefits associated with stock-based compensation arrangements, recorded in income tax expense, or $0.03 per diluted share.

    Results for the nine months ended September 30, 2025 were affected by certain items that on a net basis decreased diluted earnings per share by $0.86 as follows:

•pre-tax amortization expense of $117 million recorded in amortization of intangible assets, or $0.76 per diluted share;
•pre-tax charges of $52 million, recorded in other operating expense, net, or $0.36 per diluted share, primarily comprised of a $29 million impairment charge on certain long-lived assets related to the exit of a business, a $15 million charge to earnings related to legal matters and, to a lesser extent, losses associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; and
•pre-tax charges of $37 million ($8 million recorded in cost of services and $29 million recorded in selling, general and administrative expenses), or $0.24 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business; partially offset by
•pre-tax gains of $54 million ($46 million recorded in other operating expense, net and $8 million recorded in equity in earnings of equity method investees, net of taxes), or $0.36 per diluted share, from a $46 million payroll tax credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") associated with the retention of employees and, to a lesser extent, an $8 million non-recurring gain related to a lease;
•pre-tax gains of $2 million ($1 million recorded in other income, net and $1 million recorded in equity in earnings of equity method investees, net of taxes), or $0.01 per diluted share, representing net gains associated with changes in the carrying value of our strategic investments; and
•$15 million of excess tax benefits associated with stock-based compensation arrangements, recorded in income tax expense, or $0.13 per diluted share.

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
•pre-tax charges of $5 million ($1 million recorded in selling, general and administrative expenses and $4 million recorded in other operating expense, net), or $0.04 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; and
•pre-tax charges of $2 million recorded in equity in earnings of equity method investees, net of taxes, or $0.02 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; partially offset by
•a pre-tax gain of $8 million, recorded in other income, net, or $0.06 per diluted share, representing a non-recurring gain associated with a foreign exchange forward contract utilized in conjunction with an acquisition, and
•$3 million of excess tax benefits associated with stock-based compensation arrangements, recorded in income tax expense, or $0.03 per diluted share.

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
•pre-tax charges of $12 million ($2 million recorded in selling, general and administrative expenses and $10 million recorded in other operating expense, net), or $0.10 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; and
•pre-tax charges of $11 million recorded in equity in earnings of equity method investees, net of taxes, or $0.07 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; partially offset by
•a pre-tax gain of $8 million, recorded in other income, net, or $0.06 per diluted share, representing a non-recurring gain associated with a foreign exchange forward contract utilized in conjunction with an acquisition, and
•$6 million of excess tax benefits associated with stock-based compensation arrangements, recorded in income tax expense, or $0.05 per diluted share.

    Net Revenues

    Net revenues for the three months ended September 30, 2025 increased by 13.1% compared to the prior year period. For the three months ended September 30, 2025, organic growth was 6.8% compared to the prior year period.

    DIS revenues for the three months ended September 30, 2025 increased by 13.5% compared to the prior year period. For the three months ended September 30, 2025:

•The increase in DIS revenues compared to the prior year period was driven by both organic growth and the impact of recent acquisitions. For the three months ended September 30, 2025, recent acquisitions contributed approximately 6.5% to DIS revenues.
•DIS volume increased by 12.5% compared to the prior year period driven by the impact of recent acquisitions, which contributed approximately 8.6% to DIS volume, with organic volume up 3.9%.

•Total revenue per requisition was up 0.8% versus the prior year period as an increase in organic revenue per requisition was substantially offset by the impact of the LifeLabs acquisition (which carries a lower revenue per requisition). On an organic basis, revenue per requisition was up 3.0% in the quarter versus the prior year period driven primarily by an increase in the number of tests per requisition and test mix.

    DS revenues for the three months ended September 30, 2025 decreased by 1.0% compared to the prior year period principally due to lower revenues associated with our risk assessment services offered to insurers.

    Net revenues for the nine months ended September 30, 2025 increased by 13.5% compared to the prior year period. For the nine months ended September 30, 2025, organic growth was 4.8% compared to the prior year period.

    DIS revenues for the nine months ended September 30, 2025 increased by 14.0% compared to the prior year period. For the nine months ended September 30, 2025:

•The increase in DIS revenues compared to the prior year period was driven primarily by the impact of recent acquisitions and, to a lesser extent, organic growth. For the nine months ended September 30, 2025, recent acquisitions contributed approximately 8.9% to DIS revenues.
•DIS volume increased by 13.8% compared to the prior year period driven by the impact of recent acquisitions, which contributed approximately 12.0% to DIS volume, with organic volume up by 1.8%.
•Revenue per requisition was flat compared to the prior year period. An increase in the number of tests per requisition and test mix was offset by the impact of LifeLabs, which has a lower revenue per requisition. On an organic basis, revenue per requisition increased 3.3% during the period.

    DS revenues for the nine months ended September 30, 2025 decreased by 4.0% compared to the prior year period principally due to lower revenues associated with our risk assessment services offered to insurers.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    For the three months ended September 30, 2025, cost of services increased by $190 million compared to the prior year period. The increase was primarily driven by the impact of recent acquisitions, wage increases and higher employee health care costs and, to a lesser extent, higher supplies expense, partially offset by cost savings and productivity improvements from our Invigorate program.

    For the nine months ended September 30, 2025, cost of services increased by $609 million compared to the prior year period. The increase was primarily driven by the impact of recent acquisitions, wage increases, and, to a lesser extent, higher supplies expense, partially offset by cost savings and productivity improvements from our Invigorate program.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    For the three months ended September 30, 2025, SG&A increased by $53 million compared to the prior period. The increase was primarily driven by the impact of recent acquisitions, and, to a lesser extent, higher compensation costs.

    For the nine months ended September 30, 2025, SG&A increased by $159 million compared to the prior period. The increase was primarily driven by the impact of recent acquisitions, and, to a lesser extent, higher compensation costs and higher depreciation expense.

    The changes in the value of our deferred compensation obligations is largely offset by changes in the value of the associated investments, which are recorded in other income, net. For further details regarding our deferred compensation plans, see Note 17 to the audited consolidated financial statements included in our 2024 Annual Report on Form 10-K.

    Amortization Expense

    For the three and nine months ended September 30, 2025, amortization expense increased by $7 million and $27 million, respectively, compared to the prior year periods as a result of recent acquisitions.

    Other Operating Expense, Net

    Other operating expense, net includes miscellaneous income and expense items and other charges related to operating activities.

    For the three months ended September 30, 2025, other operating expense, net is comprised of a $15 million charge to earnings related to legal matters, an impairment charge of $5 million on certain long-lived assets related to the exit of a business and $2 million of losses associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions.

    For the nine months ended September 30, 2025, other operating expense, net includes a $46 million gain from a payroll tax credit under the CARES Act associated with the retention of employees. Additionally, during the nine months ended September 30, 2025, we also recorded an impairment charge of $29 million on certain long-lived assets related to the exit of a business, a $15 million charge to earnings related to legal matters and $8 million of losses associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions.

    For both the three and nine months ended September 30, 2024, other operating expense, net primarily represents losses associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions.

    Interest Expense, Net

    For the three and nine months ended September 30, 2025, interest expense, net increased by $17 million and $64 million, respectively, compared to the prior year periods primarily due to the issuance during August 2024 of $1.85 billion of senior notes.

    Other Income, Net

    Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the three and nine months ended September 30, 2025, other income, net included $7 million and $16 million, respectively, of gains associated with investments in our deferred compensation plans.

    For the three and nine months ended September 30, 2024, other income, net included $6 million and $18 million, respectively, of gains associated with investments in our deferred compensation plans. Additionally, both periods included an $8 million gain associated with a foreign exchange forward contract utilized in conjunction with an acquisition.

    Income Tax Expense

    Income tax expense for the three months ended September 30, 2025 and 2024 was $77 million and $65 million, respectively.

    The effective income tax rate for the three months ended September 30, 2025 and 2024 was 23.6% and 21.9%, respectively. The effective income tax rates benefited from $3 million of excess tax benefits associated with stock-based compensation arrangements for each of the three months ended September 30, 2025 and 2024.

    Income tax expense for the nine months ended September 30, 2025 and 2024 was $233 million and $205 million, respectively.

    The effective income tax rate for the nine months ended September 30, 2025 and 2024 was 23.6% and 23.4%, respectively. The effective income tax rate benefited from $15 million and $6 million of excess tax benefits associated with stock-based compensation arrangements for the nine months ended September 30, 2025 and 2024, respectively.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    Equity in earnings of equity method investees, net of taxes, increased by $2 million for the three months ended September 30, 2025, compared to the prior year period.

    Equity in earnings of equity method investees, net of taxes, increased by $21 million for the nine months ended September 30, 2025, compared to the prior year period, primarily due to the nine months ended September 30, 2024 including $11 million of net losses associated with changes in the carrying value of our strategic investments and the nine months ended September 30, 2025 including an $8 million non-recurring gain related to a lease.

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

    As of September 30, 2025 and December 31, 2024, the fair value of our debt was estimated at approximately $5.7 billion and $6.1 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of September 30, 2025 and December 31, 2024, the estimated fair value was more than (less than) the carrying value of the debt by $56 million and $(112) million, respectively. A hypothetical 10% increase in interest rates (representing 45 basis points and 35 basis points as of September 30, 2025 and December 31, 2024, respectively) would potentially reduce the estimated fair value of our debt by approximately $141 million and $184 million, respectively, as of September 30, 2025 and December 31, 2024.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either commercial paper rates for highly-rated issuers or the adjusted Term Secured Overnight Financing Rate ("Term SOFR"), plus a spread. Interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates and changes in our public debt ratings. As of September 30, 2025, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or the adjusted Term SOFR, plus a spread of 0.80%; and for our senior unsecured revolving credit facility, the adjusted Term SOFR, plus 1.00%. As of September 30, 2025, there were no borrowings outstanding under either the secured receivables credit facility or the senior unsecured revolving credit facility.

    The notional amount of fixed-to-variable interest rate swaps outstanding as of September 30, 2025 and December 31, 2024 was $1.8 billion and $700 million, respectively. The aggregate fair value of the fixed-to-variable interest rate swaps was $18 million and $(34) million, in an asset (liability) position, as of September 30, 2025 and December 31, 2024, respectively.

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

    We regularly evaluate equity investments that do not have readily determinable fair values to determine if there are any indicators that the investments are impaired. The carrying value of our equity investments that do not have readily determinable fair values was $36 million as of September 30, 2025. In conjunction with the preparation of our September 30, 2025 financial statements, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

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

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2025	2024	Change
	(dollars in millions)
Net cash provided by operating activities	$1,421	$870	$551
Net cash used in investing activities	(440)	(2,046)	1,606
Net cash (used in) provided by financing activities	(1,101)	1,254	(2,355)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3	—	3
Net change in cash and cash equivalents and restricted cash	$(117)	$78	$(195)

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments with original maturities, at the time of acquisition, of three months or less. Cash and cash equivalents as of September 30, 2025 totaled $432 million, compared to $549 million as of December 31, 2024.

    As of September 30, 2025, approximately 17% of our $432 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the nine months ended September 30, 2025 and 2024 was $1.4 billion and $870 million, respectively. The $551 million increase in net cash provided by operating activities for the nine months ended September 30, 2025, compared to the prior year period, was primarily a result of increased operating income, the timing of non-income tax payments, decreased income tax payments due to the OBBBA (see above for further discussion), and the payroll tax credit under the CARES Act.

    Days sales outstanding, a measure of billing and collection efficiency, was 47 days as of September 30, 2025, 48 days as of December 31, 2024 and 49 days as of September 30, 2024.

    Cash Flows from Investing Activities

    Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $440 million and $2.0 billion, respectively. This $1.6 billion decrease in net cash used in investing activities for the nine months ended September 30, 2025, compared to the prior year period, was a result of decreased cash used for business acquisitions, partially offset by higher capital expenditures.

    Cash Flows from Financing Activities

    Net cash (used in) provided by financing activities for the nine months ended September 30, 2025 and 2024 was $(1.1) billion and $1.3 billion, respectively. The nine months ended September 30, 2025 included the repayment in full of the outstanding indebtedness under our $600 million of 3.50% senior notes at maturity and $150 million of share repurchases of our common stock. The nine months ended September 30, 2024 included both the issuance of $1.85 billion of Senior Notes during August 2024 and the repayment in full of the outstanding indebtedness under our $300 million of 4.25% senior notes at maturity.

     During the nine months ended September 30, 2025, we borrowed $410 million under our secured receivables credit facility, which was repaid prior to September 30, 2025. During the nine months ended September 30, 2025, there were no borrowings or repayments under our senior unsecured revolving credit facility. During the nine months ended September 30, 2024, there were no borrowings or repayments under our secured receivables credit facility and our senior unsecured revolving credit facility.

    Dividend Program

    During the first three quarters of 2025, our Board of Directors declared a quarterly cash dividend of $0.80 per common share. During each of the four quarters of 2024, our Board of Directors declared a quarterly cash dividend of $0.75 per common share.

    Share Repurchase Program

    As of September 30, 2025, $0.7 billion remained available under our share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the nine months ended September 30, 2025, we repurchased 0.9 million shares of our common stock for $150 million.

    For the nine months ended September 30, 2024, we repurchased no shares of our common stock.

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

    In conjunction with the preparation of our September 30, 2025 financial statements, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed.

    Requirements and Capital Resources

    We estimate that we will invest approximately $500 million during 2025 for capital expenditures, to support and grow our existing operations, principally related to investments in laboratory equipment and facilities, including laboratory automations and information technology to support our diagnostic offerings.

    In February 2025, we committed to a multi-year project ("Project Nova") to modernize our "Order-to-Cash" business processes including related information technology infrastructure and underlying enabling technologies. As part of the project, we are partnering with a third-party, Epic, via a license agreement. We expect to deliver value throughout the implementation of Project Nova, as it unlocks a variety of streamlined operational benefits, reduced technology-related operating costs, accelerated revenue opportunities and improvements to the customer and patient experience. See our 2024 Annual Report on Form 10-K for further details.

    We have $500 million of 3.45% senior notes due June 2026.

    As of September 30, 2025, we had $1.3 billion of borrowing capacity available under our existing credit facilities, including $522 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings outstanding under either the secured receivables credit facility or the senior unsecured revolving credit facility as of September 30, 2025. In support of our risk management program, $78 million in letters of credit under the secured receivables credit facility were outstanding as of September 30, 2025.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of September 30, 2025, we were in compliance with all such applicable financial covenants.

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

    During the third quarter of 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2025.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2025 – July 31, 2025
Share Repurchase Program (A)	220,867	$169.78	220,867	$848,415
Employee Transactions (B)	862	$169.06	N/A	N/A
August 1, 2025 - August 31, 2025
Share Repurchase Program (A)	588,957	$178.16	588,957	$743,485
Employee Transactions (B)	4,824	$176.88	N/A	N/A
September 1, 2025 – September 30, 2025
Share Repurchase Program (A)	42,070	$179.82	42,070	$735,920
Employee Transactions (B)	162	$184.13	N/A	N/A
Total
Share Repurchase Program (A)	851,894	$176.07	851,894	$735,920
Employee Transactions (B)	5,848	$175.93	N/A	N/A

(A)Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $13 billion of share repurchases of our common stock through September 30, 2025. The share repurchase authorization has no set expiration or termination date.

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

Name	Title	Type of Trading Arrangement	Security	Action	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Jim Davis	Chairman, CEO, and President	Rule 10b5-1 plan to sell	Common Stock	Adoption	August 26, 2025	August 26, 2025 to December 4, 2026*	Up to 95,093*
Mark Delaney	SVP and Chief Commercial Officer	Rule 10b5-1 plan to sell	Common Stock	Adoption	August 18, 2025	August 18, 2025 to May 11, 2026*	Up to 7,946*

    * Includes shares of common stock to be released from: (a) stock options and/or restricted stock units that are expected to vest and/or (b) performance share awards that may vest, subject to the satisfaction of the applicable performance metrics. The actual number of shares of common stock that will be released is not yet determinable and the actual number of shares of common stock that will be sold will be net of the number of shares withheld to satisfy employee tax withholding obligations.

Item 6.Exhibits

    Exhibits:

22	Subsidiary Guarantors of Securities

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20250930.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20250930_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20250930_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20250930_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20250930_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 21, 2025
Quest Diagnostics Incorporated

By	/s/ James E. Davis
James E. Davis
Chairman, Chief Executive Officer
and President

By	/s/ Sam A. Samad
Sam A. Samad
Executive Vice President and
Chief Financial Officer