Form 10-K
period 2025-12-31
QUEST DIAGNOSTICS INC
filed 2026-02-26
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [☐ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [☒]
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [☐]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [☐]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No      X
As of June 30, 2025, the aggregate market value of the approximately 112 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $20.0 billion, based on the closing price on such date of the registrant's Common Stock on the New York Stock Exchange.
As of February 2, 2026, there were outstanding 109,866,320 shares of the registrant’s common stock, $.01 par value.

Documents Incorporated by Reference	Part of Form 10-K into which incorporated
Document
Portions of the registrant's Proxy Statement to be filed by April 30, 2026	Part III
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

    During 2025, we generated net revenues of $11.0 billion. Additional financial information concerning Quest Diagnostics for each of the years ended December 31, 2025, 2024 and 2023 is included in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and our consolidated financial statements and notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

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

Physicians

    We serve approximately half the physicians in the United States each year. We serve virtually all types of physicians from primary care physicians and internists to specialists, including rheumatologists, cardiologists, neurologists, and obstetricians/gynecologists. We also serve physicians associated with accountable care organizations (“ACOs”), and Federally Qualified Health Centers (“FQHCs”). Physicians determine which laboratory to recommend or use based on a variety of factors, but we believe that we provide the most attractive service offering in the industry, including a comprehensive test menu, innovative test offerings, a positive customer experience, deep medical and scientific expertise, high quality, leading access and distribution, and data-powered integrated information-technology solutions. Large physician practices value our ability to standardize services on a national or regional scale.

Hospitals

    We believe that the market challenges faced by hospitals, including continued consolidation, price transparency, cost and utilization pressure, evolving healthcare payment models, capital needs, changing technology and limited resources, provide us with an opportunity to partner with them as they consider more effective ways to implement their laboratory testing strategy and drive demand for our expertise and services.

    We serve approximately half the hospitals in the United States each year in many ways, including:

•Serving as a hospital lab’s laboratory. In 2025, we generated approximately $1.2 billion in revenue from “reference testing,” where we perform testing that hospitals do not perform in their own in-hospital labs.
•Helping hospitals operate their labs more efficiently. In 2025, our Collaborative Lab Solutions (formerly known as Professional Laboratory Services) offering generated approximately $800 million in revenues and management fees supporting hospitals in the operation of their own labs. Our key Collaborative Lab Solutions offerings include lab management outsourcing, test menu optimization and spend consolidation, supply chain management, and providing advanced data solutions.
•Acquiring outreach lab operations from hospitals. Quest looks for opportunities to acquire assets of outreach lab operations from hospitals whose in-house labs have expanded from supporting in-patients to supporting out-patients and ambulatory patients who see physicians that may or may not be employed or otherwise affiliated with the hospitals.

    We also have joint venture arrangements with leading hospitals and health systems. These joint venture arrangements, which provide diagnostic information services for affiliated and nonaffiliated hospitals and clinicians and other local healthcare providers, serve as our principal facilities in their service areas. Typically, we have either a majority ownership interest in, or day-to-day management responsibilities for, our joint venture relationships.

Patients and Consumers

    We have taken steps to be recognized as the consumer-friendly provider of choice of diagnostic information services. Patients increasingly expect their healthcare experiences to be consumer-centric, which includes being more transparent, accessible and convenient. Most patients have a choice when selecting a diagnostic testing provider, and our goal is to provide leading services in conveniently located patient service centers that can provide a comprehensive suite of testing services. Many of our 2,400 patient service centers are located inside large retail stores or in convenient retail settings. We continue to enhance our operations to improve the patient experience in these locations. For example, our "Schedule at Check In" capability encourages patients to make appointments, including through mobile appointment scheduling, and our self-serve kiosks provide wait-time estimates for walk-in and standby patients and offer many language options. These improvements allow us to better manage demand and productivity and have reduced average wait times in the patient service centers. We also provide mobile phlebotomy services in many parts of the United States so patients who prefer an in-home blood draw may access our services for a fee.

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

    As consumers increasingly seek more involvement and control over their health and wellness, we aim to meet them where they are. Our QuestHealth.com platform empowers health- and wellness-minded consumers to purchase tests and panels without the need to schedule an appointment and visit a doctor’s office. Through this platform, we enable access to third-party physician review to place test orders and be available to consult with the consumer via a teleconsult about their test results. We offer over 150 tests, including comprehensive wellness panels with up to 85 key health indicators, tests to monitor certain chronic conditions, and tests for students and workers in healthcare, education and other occupations that require them. Our cash pay price for consumers is convenient for those who wish to establish their baseline wellness status, monitor themselves for chronic medical conditions, and are interested in their wellness throughout relevant time periods, such as athletes preparing for events. We are also powering the testing offered by leading health, wellness, and wearable brands, where we provide the underlying testing services for their consumer health service offerings. Our multi-channel consumer offerings reflect our belief that our consumer focus positions us to capture expanding opportunities presented by the growth of consumer-initiated testing and of the demand for expanded access to health and wellness services.

    We continually evaluate technologies with the potential to improve choice and convenience for patients and consumers. We offer patients and consumers experiencing symptoms of several common genital tract infections, including sexually transmitted infections, the option to self-collect a swab specimen, aimed at increasing privacy, convenience and speed of testing. In 2025, we introduced specimen self-collection in clinical settings for human papillomavirus (HPV) screening to help identify women at risk for developing cervical cancer, broadening access to a vital preventative care test. We also provide opportunities for companies with telehealth and retail business models to rebrand our testing and utilize our patient service centers to provide access.

Other Customer Channels

    Our other customer channels include health plans, employers, new and emerging retail healthcare providers, government agencies, pharmaceutical companies and other commercial clinical laboratories, which are described in more detail under “ – Customer Channels.” While we principally focus on the U.S. market, we serve customers globally and have a growing business that provides advanced reference testing to laboratory providers in other countries. For more information about our operations, see “ – Business Operations.”

Advanced Diagnostics

    We support the needs of all our customers with a focus on Advanced Diagnostics™. Clinical laboratory testing can be characterized as routine, non-routine or advanced. Non-routine tests (commonly referred to as esoteric) are tests that may require professional “hands-on” attention from highly-skilled technical personnel, generally require more sophisticated data analysis, technology, equipment or materials, may be performed less frequently than routine tests and may be reimbursed at higher levels than routine tests. We refer to certain non-routine, highly innovative and specialized tests that we offer as Advanced Diagnostics™.

    We are a leading provider of Advanced Diagnostics™ and provide an array of offerings, including certain procedures in the areas of molecular diagnostics (including next-generation sequencing), oncology, neurology, companion diagnostics and non-invasive pre-natal and other germline genetic testing. In 2025, certain Advanced Diagnostics™ test offerings within five clinical areas – oncology, cardiometabolic and endocrine, brain health, autoimmune, women’s health and genetics – generated over $1 billion in revenues on double-digit revenue growth.

    Our investments in our Advanced Diagnostics™ offerings enhance our innovation capabilities and strengthen our service offering, making our Advanced Diagnostics™ offerings more attractive and accessible to physicians and hospitals. We are also applying the capabilities gained by these efforts to support other areas where we can make a meaningful difference in healthcare, including offerings to pharmaceutical companies and consumers.

    We are also particularly focused on the rapidly growing areas of monitoring recurrence and therapy effectiveness. In 2023, we acquired Haystack Oncology, Inc. ("Haystack Oncology") a cancer testing company that has developed a highly sensitive testing technology for detecting minimal-residual disease (“MRD”) by circulating tumor DNA due to residual or recurring cancer. Circulating tumor DNA ("ctDNA") refers to DNA fragments shed by a solid tumor, such as colorectal or breast cancer, into the blood stream. We believe this acquisition strengthens our comprehensive oncology portfolio by positioning us well to compete in the higher-growth clinical area of ctDNA solid-tumor MRD testing. Since the acquisition, several organizations have used the Haystack Oncology MRD test in research, including for clinical trials. In 2025, we received a breakthrough device designation from the U.S. Food and Drug Administration (“FDA”) for our Haystack Oncology MRD test for patients with an early stage colorectal cancer diagnosis. This milestone reinforces the high caliber of our cancer monitoring innovation by validating the use of the Haystack Oncology MRD test and opens avenues for developing companion diagnostics. We continue to make progress towards commercialization by expanding access. In 2025, we commenced separate trials with Mass General Brigham and Rutgers Cancer Institute to further research Haystack Oncology MRD test's clinical utility as a guide in making post-operative therapy decisions.

    We also continue to focus on neurology. In 2023, we launched our QUEST AD-Detect® test portfolio for assessing Alzheimer's disease risk using blood specimens, as opposed to testing by more costly or invasive methods, such as testing of cerebral spinal fluid by lumbar puncture. We continue to publish evidence on our AD-Detect test, including a study in a publication of the American Academy of Neurology that found two of our innovative panels provide confirmatory accuracy for aiding Alzheimer's diagnosis. We continue to add new testing to this suite of services for assessing the risk of Alzheimer's Disease, including isoform and plasma testing for patients with cognitive impairment. In addition, our Autoimmune ANAlyzeR™ service helps primary care physicians comprehensively screen for autoimmune disorders to accelerate diagnosis and care by specialists.

Acquisitions and Capital Deployment

    Our strategy includes generating growth through value-creating, strategically aligned acquisitions using disciplined investment criteria. We screen potential acquisitions using guidelines that assess strategic fit and financial considerations, including value creation, return on invested capital and impact on our earnings. We endeavor to grow revenues each year by 1-2% through acquisitions. We will continue to invest in our business in a disciplined manner, including focusing on enhancing our solid foundation of strategic assets and capabilities. In 2025, we acquired select clinical testing and dialysis-related water testing assets of Fresenius Medical Care's wholly-owned Spectra Laboratories, a leading provider of renal-specific laboratory testing services in the United States. We also entered into a joint venture with Corewell Health, a leading health system in Michigan, which will perform laboratory testing in the state of Michigan via a new laboratory facility. Equity ownership of the joint venture is shared 51% by Quest and 49% by Corewell Health. In addition, we provide the full complement of our Collaborative Lab Solutions offering for Corewell Health.

    Our significant acquisitions in each of the last three years are further discussed in Note 6 to the audited consolidated financial statements (Part II, Item 8 of this Report).

    Acquisitions are part of our disciplined capital deployment framework, which also includes investment in our business, dividends and share repurchases and is grounded in maintaining an investment grade credit rating. We expect to return a majority of our free cash flow to stockholders through a combination of dividends and share repurchases over time. Consistent with that expectation, in February 2026, we announced that we increased our quarterly common stock cash dividend by approximately 7.5%, from $0.80 per common share to $0.86 per common share. This represents our 15th increase in the dividend since the beginning of 2012. For many years, we have maintained a common stock repurchase program. Since the beginning of 2012, we have returned approximately $8.1 billion to stockholders through repurchases of our common stock.

OUR STRENGTHS
Continuous Quality Improvement

    Our goal is to provide every patient and customer with services and products of superior quality. We strive to accomplish that through rigorous processes that we measure and seek to improve, and by using the Quest Management System, which provides best-in-class business performance tools to create and implement effective and sustainable quality processes. Our Quality and Regulatory Affairs organization continues to advance our commitment to operational excellence, regulatory integrity, and a culture of quality. Our Quality Program includes policies and procedures to document, measure and monitor the effectiveness of our laboratory operations in providing and improving quality and meeting applicable regulatory requirements. The Quality Program is designed so that the quality of laboratory services is monitored objectively and evaluated systematically to deliver superior quality care, identify opportunities to improve patient care and resolve identified problems.

    Recently, we enhanced enterprise engagement through a unified Quality Policy and advanced our quality foundation by refining global processes, updating our Quality Framework, and deepening our cross-site collaboration. Additionally, we have a robust Supplier Quality Program designed to help us ensure we have a high-quality supplier network and to raise the bar of quality expectations across that network.

Operating Efficiency

    We strive to enhance operational excellence and improve our efficiency across our value chain and operations, from the time that we first interact with a potential customer until the time we receive payment for our services. Improving our operations through standardization, optimization, digitization and automation can yield many benefits, including improving our quality and competitiveness, strengthening our foundation for growth, supporting our growth strategy, and increasing employee engagement, customer service and shareholder value. We are guided by a service dashboard that focuses throughout our operations on quality for consumers, healthcare providers and employees, including medical quality, on-time delivery, and employee safety.

    Our cost excellence program, Invigorate, includes structured plans to drive savings and improve productivity across the value chain, including in such areas as patient services, logistics and laboratory operations, revenue services, information technology ("IT") and procurement. Our Invigorate program has consistently delivered 3% of annual cost savings and productivity improvements, which partly offset pressures from an inflationary environment, including labor and benefit cost increases, and reimbursement pressures. We are leveraging automation and AI to improve quality and productivity across our entire value chain, not just in the laboratory. For example, we advanced our use of automation in front-end specimen processing and labeling in six of our labs, freeing more of our processors to focus on higher-order work. We also completed a successful pilot of our automated specimen processing and labeling platform at our Clifton, NJ lab. In 2025, we initiated or expanded our use of AI and automation in several areas, ranging from digital cytology, microbiology, parasitology and digital pathology. Other areas of focus include reducing denials and patient concessions, logistics route optimization to speed specimen transport, and enhancing the digital experience.

    In February 2025, we committed to a multi-year project ("Project Nova") to modernize our "Order to Cash" business processes, which includes the related information technology infrastructure and underlying enabling technologies. We are partnering with Epic, a third-party licensor, to assist in the implementation of Project Nova. We expect to deliver value throughout the implementation of Project Nova, which is expected to be completed in 2031 to 2032, as it unlocks a variety of streamlined operational benefits, reduced technology-related operating costs, accelerated revenue opportunities, and improvements to the customer and patient experience.

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

Assets and Capabilities
Connectivity	● Provide healthcare connectivity solutions to approximately 612,000 clinician and hospital accounts and interface with over 1,000 electronic health records systems
Data	● One of the world's largest databases of de-identifiable laboratory test results: >80 billion patient data points
Logistics	● Strong logistics capabilities • make >83,000 stops daily • approximately 5,000 courier vehicles • 18 aircraft serving the United States
Medical and Scientific Staff
● One of the largest medical and scientific staffs in the industry to provide interpretive consultation
• Approximately 900 M.D.s and Ph.D.s, many of whom are recognized leaders in their field
• Genetic counselors

Other Healthcare Professionals	● Approximately 25,000 phlebotomists, paramedics, nurses and other health and wellness professionals
Consumer Access	● Approximately 8,000 patient access points, including phlebotomists in physician offices, and an extensive patient service center network with approximately 2,400 locations, and mobile phlebotomy services
Health Plan Participation	● Access to over 90% of U.S. insured lives
Processing Volume	● Processed approximately 244 million test requisitions in 2025
Range of Testing	● Industry-leading test menu across clinical and pathology sub-specialty areas and diagnostic technologies
Patents	● Own or control approximately 1,200 issued and approximately 400 pending patents worldwide in 2025

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

Medical and Scientific Expertise

    We leverage our medical and scientific expertise and aspire to be a trusted authority in diagnostic medicine, provide insights and tools to support public and personal health, lead and facilitate scientific discussion and inspire innovation. Our medical and scientific experts regularly provide presentations, symposia and webinars regarding diagnostic testing and participate on scientific committees determining guidelines for diagnostic usage. They also publish research that demonstrates the clinical value and importance of diagnostic testing, including in connection with our research and development efforts, in peer-reviewed journals, textbooks and other publications. For over 30 years, the Company has published the Quest Diagnostics® Drug Testing Index,TM a series of reports on national workplace drug positivity trends based on the Company's employer workplace drug testing data, that is widely cited by employers, the federal government and the media to help identify and quantify drug abuse among the nation's workforce. The Company also publishes Quest Diagnostics® Health Trends,® scientific reports that provide insights into health topics, based on analysis of objective clinical laboratory data, to empower better patient care, population health management and public health policy. In 2025, we published a Health Trends® report showing that many oncologists feel they are seeing more patients with advanced cancers due to screening barriers, such as missed or delayed follow-up care or monitoring, and that imaging tests may not detect cancer recurrence early enough. Many of these oncologists believe that ctDNA MRD testing could reduce diagnosis delays in cancer recurrence.

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

Health Information Technology Solutions and Information Assets

    We have a history of providing leading IT for diagnostic information services, including for patients, physicians and healthcare organizations. We were the first national diagnostic information services provider to offer online patient appointment scheduling and a patient connectivity solution. Our MyQuest® patient healthcare portal, with more than 45 million registered users at year-end 2025, enables patients to manage healthcare and medical information for themselves and a circle of others, find a Quest Diagnostics location, schedule appointments, receive appointment reminders, assess whether their health plan is in-network and receive and archive their test results. Individuals can also use their smartphone or computer to order a consumer-initiated test from us at QuestHealth.com. Our connectivity platform enables providers to easily order tests and receive results from us from more than 1,000 electronic health records systems. We are expanding our use of digital and other technology tools to improve our customer experience for patients and providers.

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

Innovation

    We are a leading provider of innovation in diagnostic information services that help healthcare market participants care for their patients through better testing for predisposition, screening, monitoring, diagnosis, prognosis and treatment choices, and that can deliver high clinical value to the medical community and reduce the overall cost of healthcare. We develop and introduce new tests through our research and development operations. Our capabilities include discovery, technology development and clinical validation of diagnostic tests. We also partner with other developers of new technologies, services and tests to transfer their innovations to the marketplace, using our in-house expertise (e.g., strength in new service development and commercialization of testing services). These developers include large commercial manufacturers, the academic community, pharmaceutical and biotechnology firms, emerging medical technology companies, other laboratory companies and others that develop and commercialize novel diagnostics, pharmaceutical and device technologies. Given our expertise and broad U.S. network, we believe we are the distribution channel of choice for developers of new diagnostic information solutions. Our innovation strategy focuses on new services and solutions for unmet clinical needs that will improve patient care and outcomes as well as economic value for patients, health plans and other payers. In 2023 and 2025, certain diagnostic programs received FDA Breakthrough Device Designation, designed to address identified limitations in current diagnostic methodologies and unmet clinical needs.

    Our research and development team includes leaders in a number of fields, including genomics, genetics and bioinformatics, as well as in disease states, such as oncology, neurology, cardiometabolic disease and other disorders. We are also well positioned to take advantage of advances in next generation sequencing to grow our business in cancer and other disease state testing. This includes inherited genetics, newborn screening, rare disease diagnosis, and solid tumor sequencing, such as to aid treatment selection and monitoring. We also maintain relationships with advisers and consultants who are leaders in key fields of science and medicine who advise us with our internal team of experts, complementing our expertise.

    We endeavor to improve test processes, including through increased automation and AI. For example, we provide automated next generation genetic sequencing, which will enable genetic screening that is more precise, faster and at lower cost. In addition, we aim to develop holistic solutions responsive to challenges that healthcare providers and patients face, by developing solutions of tests, information and services focused on specific clinical challenges. We look to offer solutions from our large dataset and data analytics capabilities to help providers and health plans identify opportunities to optimize appropriate laboratory utilization, align clinical practice to medical guidelines, and inform patient-care decisions. We also look for innovations and solutions that are more convenient, less invasive and more cost effective than currently available options.

    We seek innovation in the ways we bring solutions directly to customers to allow them to be more involved in and have more control over their health outcomes, and to improve the customer experience, including enhanced services and end-to-end solutions for convenience and support.

Artificial Intelligence

    We have a long history of using advanced technologies to automate processes, improve customer service and productivity, generate insights from lab and other data, improve the customer experience, and stimulate innovation. Other areas of focus include reducing denials and patient concessions, and logistics route optimization to speed specimen transport. We use AI to help drive innovation and operational efficiency through improving the quality of our screening and diagnostic capabilities. We also continue to broaden our use of AI in customer service to help our representatives access answers more quickly, improving their effectiveness and service quality. In 2025, we announced a collaboration with Google to use Google Cloud's data analytics and generative AI to help us streamline our data management, improve data analytics, and personalize the experiences we deliver to patients, providers, and other customers.

    We are committed to using AI in an ethical, responsible and compliant way. We have implemented a formal AI governance oversight committee and established multiple AI safeguards to minimize risks associated with AI, including, but not limited to, expanded security and privacy measures, increased user access controls, employee and other end user training and certification, and standard operating procedures. Our AI program has been designed to comply with applicable laws, regulations and AI frameworks, and we strategically partner with external AI experts as needed to ensure we remain informed about the latest technological advancements and best practices in the industry. Over time, we believe AI, including generative AI, will help us innovate and grow in a responsible manner while also enhancing customer and employee experiences and bring operating and cost efficiencies. We intend to be at the forefront of the innovative, responsible and secure use of AI in diagnostic information solutions.

A Commitment to Improving Health and Well-Being in the Communities We Serve

    As part of our commitment to creating a healthier world, we work alongside the Quest Diagnostics Foundation to support community-led solutions that seek to improve health and well-being in the communities we serve. Our approach leverages donated diagnostic testing by Quest and emphasizes investments in nonprofit healthcare systems, safety net providers, and community-based organizations addressing social drivers of health that create barriers to care. We have invested approximately $53 million to community initiatives across the United States and Puerto Rico. These investments span a broad range of evidence-based strategies, including community workforce development, community health worker care coordination models, expanded access to diagnostic testing, wellness and screening events, and education programs that promote long-term health and prevention. As we look ahead, we will continue to invest in evidence-based, scalable practices that improve health in the communities we serve.

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

    Clinical laboratory testing, which can be characterized as routine, non-routine or advanced, generally is performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens, such as microbiology samples. Clinical laboratory tests which can be performed by most clinical laboratories are considered routine. Routine testing measures various important bodily health parameters such as the functions of the kidney, heart, liver, thyroid and other organs. Commonly ordered routine tests include blood chemistries, urinalysis, allergy tests and complete blood cell counts. We also have a portfolio of oncology tests that includes traditional oncology screening and anatomic pathology, such as cervical cancer and skin cancer screening and diagnosis. Non-routine tests (commonly referred to as esoteric) may require professional “hands-on” attention from highly-skilled technical personnel, generally require more sophisticated data analysis, technology, equipment or materials, may be performed less frequently than routine tests and may be reimbursed at higher levels than routine tests. It may not be practical, from a cost-effectiveness or infrastructure perspective, for many hospitals, ACOs, commercial laboratories or physician office laboratories to develop and perform a broad menu of non-routine tests or to perform low-volume non-routine testing in-house. Such tests generally are outsourced to a clinical testing laboratory that can perform these non-routine tests. Some non-routine tests are Advanced Diagnostics™, which includes certain procedures in the areas of molecular diagnostics (including next-generation sequencing), oncology, neurology, companion diagnostics and non-invasive pre-natal and other germline genetic testing.

    Anatomic pathology involves the diagnosis of cancer and other diseases and medical conditions through examination of tissue and cell samples taken from patients.

    Our services. We primarily provide information and insights based on an industry-leading menu of routine, non-routine and advanced clinical testing and anatomic pathology testing, and other diagnostic information services. We have strong testing capabilities, including services for the predisposition, diagnosis, treatment and monitoring of cancers and other diseases, and offer advanced tests in many fields, including endocrinology, immunology, neurology and oncology. Increasingly, we are focused on providing solutions and insights to our customers, based on the testing that we perform, the data that we gather and our extensive medical, information and connectivity assets. We believe that offering services, solutions and insights based on a full range of tests, information assets and other capabilities strengthens our market offering, market position and reputation.

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

    We offer a wide range of employer population health services, including biometric screenings, flu shots and related preventative services that leverage clinical data to improve population health outcomes and reduce healthcare spend. Our solutions enable employers to leverage screening insights to identify chronic disease risks, guide employees to needed in-network care, and improve employee health with intervention services. Our offerings emphasize the importance of identifying and reducing health risks, including (i) a program designed to prevent diabetes and other chronic conditions, (ii) early screenings for treatable cancers, such as prostate and colorectal, and (iii) engaging with partner-provided health coaching programs to help individuals adopt healthier behaviors to improve health outcomes. These services are sold directly to employers, through resellers and health plan partners.

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

    We offer population health solutions to clinicians, health plans, and hospitals. Our services build on the power of our information assets and data capabilities and help our customers deliver better care to their patient populations by identifying gaps in care in a population, providing clinical solutions to close the gaps and fostering consumer engagement with a solution. To help support hospitals in the operation of their own labs, our key Collaborative Lab Solutions offerings include lab management outsourcing, test menu optimization and spend consolidation, supply chain management, and providing advanced data solutions. For clinicians, Quest® Lab StewardshipTM employs machine learning to help optimize medically-appropriate laboratory test utilization. Our extended care services (e.g., home collection kits for lab testing) help deliver better care to patient populations by identifying and filling gaps in care for patient populations and by enabling delivery of the most effective healthcare to the right populations and individuals. These services leverage the power of our assets (e.g., our extensive clinical data and data analytics services) and capabilities (e.g., call centers, patient service centers, mobile phlebotomists) and focus on extending the reach of clinician offices beyond their traditional four walls to assess the health of their populations, and doing so when it is convenient for consumers. Once gaps are identified, we engage patients in our retail sites, in home or by telephone, including through our call centers and our mobile phlebotomists.

    We offer services to pharmaceutical companies, including clinical trials laboratory testing, population analytics and patient engagement services. We also develop in vitro diagnostic tests for FDA submissions as companion diagnostics, laboratory developed testing services (“LDTs”) for complementary diagnostics, and offer an array of assets and services to support the development of diagnostic insights, including our robust data set and patient services network. In addition, we offer Quest Clinical Trials Connect™ to help accelerate clinical trials (and thus the speed of drugs to market) through better patient recruitment, involvement and management, and improved physician outreach.

    In 2024, we acquired LifeLabs, a company that provides laboratory diagnostic information and digital health connectivity systems in Canada. During the full year of 2025, LifeLabs performed approximately 23 million test requisitions to help diagnose, treat, monitor and prevent diseases for millions of Canadians. LifeLabs operates approximately 15 laboratories, over 350 collection centers in British Columbia, Ontario and Saskatchewan, and an extensive network of couriers and mobile phlebotomists. LifeLabs also partners with governments and companies to develop technologies and customized services.

Diagnostic Solutions

    Our risk assessment service, ExamOne®, is the largest provider of risk assessment services to the life insurance industry in North America and comprises underwriting support services, including data gathering, paramedical examinations and clinical laboratory testing and analytics, designed to assist life insurance companies objectively to evaluate the mortality risks of applicants. Most specimen collections and paramedical examinations are performed by our network of paramedical examiners at the applicant's home or workplace, but they also are offered at hundreds of our patient service centers and many additional locations. ExamOne® also offers other national specimen collection and health data solutions that provide fast and accurate insights for clinical research and diagnostics programs, as well as academic studies.

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

Key Trends
Reimbursement pressure driven by The Protecting Access to Medicare Act of 2014 (“PAMA”)	Pursuant to PAMA, reimbursement rates for many clinical laboratory tests provided under Medicare were reduced during 2018 - 2020. Unfortunately, by relying on laboratory reported data alone in 2017, CMS did not receive comprehensive and representative data needed to set Medicare rates that reflected the commercial market, as required under PAMA. Independent laboratories were overrepresented, and hospitals and physician office laboratories were underrepresented, making the first round of PAMA cuts excessive. The first three years of cuts greatly exceeded the original 10-year savings projections.

Starting in 2020, Congress has repeatedly acted to delay PAMA implementation by delaying the next round of data reporting (2020-2026) and Medicare cuts (2021-2026). However, the structural flaws of PAMA still need to be addressed to mitigate future excessive cuts. Congress introduced legislation in 2025, the Reforming and Enhancing Sustainable Updates to Laboratory Testing Services Act (the "Results Act"), which would reform PAMA and create a true market-based Clinical Lab Fee Schedule ("CLFS").

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

Consumerization
Consumers are our customers. Increasingly, consumers are engaged and interested in, and empowered to manage and take direct responsibility for, their own healthcare. As a result, they are becoming more sophisticated in their understanding of their healthcare needs and their expectations of healthcare providers. In addition, consumers often are bearing increased financial responsibility for their healthcare (e.g., high deductible health plans; rising deductibles). In our experience, consumers are more focused on transparency, ease of doing business and better understanding diagnostics information services than they have been in the past. Consumers increasingly are demanding convenience and a superior and personalized experience relevant to their needs. In recent years, we saw consumers increase their use of telemedicine capabilities, increase their responsibility for their own healthcare (e.g., increased consumer-initiated testing; increased specimen self-collection) and increase their openness to new delivery channels. In addition, consumers are seeking prompt, direct access to their test results. Increasingly, consumers are motivated to find high quality service providers with strong digital experience delivery engines, accessible customer service and lower prices, like our Company. Our physician-ordered consumer-initiated testing offering is part of our response to this trend.

Prevention and wellness	We believe that the value of detection, prevention, wellness and personalized care is well recognized. Government agencies, health plans, consumer-focused health companies and other customers are increasingly focused on helping the healthy stay healthy, detecting symptoms among those at risk and providing preventative insight and care that helps avoid or reduce the negative impacts of a disease.
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

Innovation also includes making healthcare services, including laboratory testing services, more convenient for populations and consumers to access alternative site care, including at home (e.g., telehealth) or in retail settings.

Healthcare industry evolution; focus on value
Consolidation in the healthcare industry has continued, including among our customers. Certain of our customers are seeking to diversify their service offerings and to partner with other providers to offer value-based care alternatives. Consolidation is increasing pricing transparency, and may encourage internalization of clinical testing.

Physicians frequently now are employed by hospitals, ACOs or large group practices integrated with hospitals, instead of organized physician-owned practices, which is impacting the dynamics for whether clinical testing is performed in or outside of a hospital. Physicians and other clinicians also increasingly are being employed by health plans, large retailers, other non-traditional industry entrants (e.g., private equity firms) or their affiliates.

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

Competition
The diagnostic information services industry remains fragmented, highly competitive and subject to new competitors. Competition is emerging from new technologies (e.g., digital pathology) and growing from non-traditional competitors (e.g., a government agency; providers of consumer-initiated testing). Increased hospital acquisitions of physician practices may enhance clinician ties to hospital-affiliated laboratories and may strengthen their competitive position. However, in light of other trends, including continued reimbursement pressure, hospitals may change their approach to providing clinical testing services.

New industry entrants with extensive resources (e.g., private equity firms) may make acquisitions or expand into our traditional areas of operations.

Healthcare utilization	Healthcare utilization in the United States has fluctuated based on a number of factors. These factors include, without limitation, the economy, healthcare benefits design, patients delaying medical care, increased consumer financial responsibility for, interest in and control of their healthcare, the general aging of the U.S. population, and efforts by non-governmental third-party payers, including health plans, to reduce utilization of and reimbursement for clinical testing services.
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

Legislative, regulatory and policy environment
Government oversight of and attention to the healthcare industry in the United States is significant and increasing; healthcare payment reform and cost transparency are significant issues. The FDA has regulatory responsibility over, among other areas, instruments, software, test systems, collection kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the United States. The FDA also regulates drugs-of-abuse testing for employers and insurers, testing for blood bank purposes and testing of donors of human cells for purposes such as in vitro fertilization. We offer companion and complementary diagnostic tests to pharmaceutical companies that are regulated by the FDA.

In May 2024, the FDA announced it was phasing out its general enforcement discretion approach so that LDTs manufactured by a laboratory would generally fall under the same enforcement approach as medical devices. However, in March 2025, a U.S. District Court set aside and vacated the FDA’s LDT rule and the FDA did not appeal the court’s decision. Accordingly, the FDA does not have the authority to regulate LDTs. Although the FDA LDT rule was vacated in 2025, our commitment to maintaining rigorous quality standards, supporting responsible innovation, and ensuring that patient care is optimized has not changed as federal oversight evolves. In response to this evolving regulatory landscape, we continue to adapt our quality and regulatory strategies and have accelerated technology and process modernization to support greater transparency, traceability and auditability.

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

Use of technology, including AI
New technology, social media and mobile technology are changing the way that healthcare markets interact with each other, and the expectations that they have about how services are provided, what services are provided, and other capabilities of healthcare market participants. We have experience using advanced technologies, including AI, to automate processes, improve customer service, generate insights from lab and other data, and stimulate innovation. We use AI to help drive operational efficiency through improving the quality of our screening and diagnostic capabilities. In 2025, we initiated or expanded our use of AI and automation in several areas, ranging from digital cytology, microbiology, parasitology and digital pathology. Other areas of focus include reducing denials and patient concessions, and logistics route optimization to speed specimen transport. We also continue to broaden our use of AI in customer service to help our representatives access answers more quickly, improving their effectiveness and service quality. In 2025, we announced a collaboration with Google to use Google Cloud's data analytics and generative AI to help us streamline our data management, improve data analytics, and personalize the experiences we deliver to patients, providers, and other customers. We expect to continue to be at the forefront of the innovative, responsible and secure use of AI, including generative AI in the diagnostic information services market. These technology developments are creating new opportunities and new challenges, disrupting the healthcare environment.

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

Customer Channels

    We provide diagnostic information services to a broad range of customers within our primary customer channels of physicians, hospitals, and patients and consumers. While in many cases, the individual that orders our services is not responsible for paying for these services, consumers are more frequently requesting and paying for tests themselves. Increasingly, patients are bearing greater responsibility for some portion of the payment for the services we provide to them, even if a third party is primarily responsible for payment. In the table below, we provide a summary of our different customer channels. For more information on our growth strategy supporting these customer channels, see above under the heading “Our Strategy."

Customer Channels
Physicians, including those associated with ACOs and FQHCs
Physicians and physician assistants requiring diagnostic information services for patients are the primary referral source for our services. For more information see "Our Strategy --Physicians."

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

FQHCs are non-profit, community-directed organizations that offer care to medically underserved patients; FQHCs are the largest primary care system in the United States today. Their patients are mostly low income, members of racial and ethnic minority groups, and are uninsured or publicly insured. We offer an array of services that we believe are attractive to FQHCs as they pursue better outcomes for their patients and maintain financial stability for their organizations. Our services include our patient financial assistance programs, customized billing solutions that help to assist patients who struggle to afford testing, home-based collection options and our extensive patient service center network. We offer solutions for optimizing test utilization, simplifying lab-related tasks, and reducing inefficiencies and duplicative efforts can help FQHCs keep costs in line, and technology solutions that can help them to meet quality reporting requirements and achieve quality measures through benchmarking and identifying areas for improvement. We also offer a tiered, flexible approach to gaps-in-care programs that helps complement FQHC efforts to emphasize preventive care.

Hospitals	We believe that we are an industry leader in servicing hospitals and serve approximately half the hospitals in the United States each year in many ways. For more information, see “Our Strategy—Hospitals.”
Patients and Consumers	We are well positioned to provide information and insights to patients and individual consumers to help empower them take actions to improve their healthcare. The changing expectations of patients and individual consumers about their healthcare and their healthcare transactions are influencing our services and the way we provide them. For more information, see “Our Strategy—Patients and Consumers.”
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

Employers are also investing in population health services. We meet their needs by providing nationwide access to our customizable services (e.g., the Blueprint for Wellness® program) directly and through health plan and health improvement providers. These services help employers, employees and others manage healthcare costs, capitalize on trends in personalized health and improve health outcomes.

We seek to grow our employer business through offering new and innovative programs to help them with their goals of (1) maintaining a safe and productive workplace, (2) improving healthcare for employees and (3) lowering healthcare costs for employees and employers.

New and Emerging Retail Healthcare Providers	We take opportunities to provide services to retail providers of healthcare services, such as "big-box" retailers, like Walmart, pharmacy chains, like CVS Health, supermarkets, like Safeway, urgent care centers and Internet-based service providers. The relationships with these types of retailers provide us with new access partners and new access points for our services.

We are also entering into arrangements with an emerging group of new healthcare services providers that are leveraging the growing trend for consumers to manage and take direct responsibility for their own healthcare.

Pharmaceutical companies
We offer clinical trials testing and have expertise for companion and complementary diagnostics, and offer an array of assets and services to support the development of companion diagnostics, including our robust data set and patient services network. We also offer data services solutions, leveraging our data, analytics and expertise, to help therapy developers understand markets and patient and disease journeys, and plan commercial activity. In addition, we offer Quest Clinical Trials ConnectTM to help accelerate clinical trials (and thus the speed of drugs to market) through better patient recruitment, involvement and management, and improved physician outreach.

Other Commercial Clinical Laboratories	We also provide services on a fee-for-service basis to other commercial clinical laboratories.

Health Plans, Government Agencies and Other Payers

    Most of the services we perform are paid for by third-party payers, including large national health plans, managed care organizations and other health insurance providers, regional and local health plans and government payers, which includes Medicare and Medicaid. These customers typically reimburse us as a contracted (or out-of-network) provider for services rendered to their members. In certain locations, health plans may delegate to Independent Physician Associations (“IPAs”) or other alternative delivery systems (e.g., physician organizations, ACOs, patient-centered medical homes) the ability to negotiate for diagnostic information services on behalf of certain members. Increasingly, these customers are interested in value-based arrangements. Health plans and IPAs often require that diagnostic information services providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing such services through capitated payment arrangements. Under capitated payment arrangements, we provide services at a predetermined monthly reimbursement rate for each covered member, generally regardless of the number or cost of services provided by us. Under some capitated programs, we may provide certain services on a negotiated fee-for-service basis. Reimbursement under programs that do not provide for capitated payments is typically negotiated on a fee-for-service basis. Reimbursement from our five largest health plans totaled approximately 20%, and no one health plan accounted for 10%, of our consolidated net revenues in 2025. Health plans typically negotiate directly or indirectly with a number of diagnostic information services providers, and represent nearly one-half of our total clinical testing volume and approximately 40% of our net revenues from diagnostic information services.

    There has been a trend of consolidation among health plans. Some health plans also have narrowed their provider networks. In addition, some health plans have established "preferred provider" networks within their broader networks (e.g., UnitedHealthcare's Preferred Lab Network), in effect distinguishing among contracted providers. We are also sometimes a member of a “complementary network.” A complementary network generally is a set of contractual arrangements that a third party maintains with various providers that provide discounted fees for the benefit of its customers. A member of a health plan may choose to access a provider not contracted directly by their health plan but contracted with a complementary network. In such instance, the provider will be reimbursed at a rate negotiated by the complementary network. We offer to health plans services and programs that leverage our Company's expertise and resources, including our superior patient access, comprehensive test menu, medical staff, data, IT solutions, and wellness and population health management capabilities. Our Company has access to a very high percentage of the insured lives in the United States, including very strong access in key high-population states. We believe that this strong access increases our attractiveness to other customer channels, including physicians, patients and employers.

    We also provide services on a fee-for-service basis to federal, state and local governmental agencies. Historically, most Medicare and Medicaid beneficiaries were covered under the traditional Medicare and Medicaid programs administered by the federal government. Over the last several years, the federal government has expanded its contracts with private health insurance plans for Medicare beneficiaries and has encouraged such beneficiaries to switch from the traditional programs to the private programs, called “Medicare Advantage” programs. There has been growth of health insurance providers offering Medicare Advantage programs and of beneficiary enrollment in these programs. States also have mandated that Medicaid beneficiaries enroll in private managed care arrangements. We also provide additional services to and in conjunction with government agencies across the United States, including arrangements to support the preparedness for certain viruses by ensuring a national commercial laboratory provider is able to quickly supplement public health laboratories in the event there is an infectious disease outbreak in people.

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

    We believe that providing the most attractive service offering in the industry, including a comprehensive test menu, innovative test offerings, a positive customer experience, deep medical and scientific expertise, high quality, leading access and distribution, and data-powered integrated IT solutions provide us with a competitive advantage. We believe that as a large diagnostic information services provider we can serve our customers more effectively due to our larger network and lower cost structure. In addition, market activity may increase the competitive environment.

    The diagnostic information services industry is faced with changing technology, new product introductions and new service offerings. Competitors may compete using advanced technology, including technology that enables more convenient or cost-effective testing. Digital pathology, still in an emerging state, is an example of this. Competitors, including other diagnostic services and healthcare technology companies, also may compete with us using new testing service offerings that can be performed outside of a commercial clinical laboratory, including point-of-care testing that can be administered by physicians in their offices, complex testing that can be performed by hospitals in their own laboratories, and home testing that can be carried out without requiring the services of providers like us.

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

    As of December 31, 2025, we have nearly 57,000 employees globally (including LifeLabs’ approximately 6,800), of whom approximately 46,000 are full-time and the remainder are part-time or on-call. Approximately 70% of our employees globally are women (including approximately 75% at LifeLabs). A majority of our employees work directly with our customers or in our laboratories. Fewer than 1% of our U.S. employees are represented by a union. We believe that our overall relations with our employees are good.

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

    We understand the need to create an environment where employees can bring their whole selves to work, and our philosophy embodies our commitment to promote inclusion by consistently inviting new perspectives and exploring new experiences. We aim to harness the unique mix of capabilities, talents, cultures, beliefs and experience of our employees and create a workforce that feels comfortable sharing these perspectives. We focus on Culture, Talent and Community across the entire talent lifecycle and prioritize supporting all employees throughout their careers at Quest. We continue to prioritize our leadership training programs supporting early careerists, mid-career managers and senior executives. Additionally, we launched a council comprised of leaders from our Employee Business Networks to offer regular feedback to organizational leaders on opportunities to further enhance our culture.

    Our Quest Management System, supports our effort to maintain a focus on high performance. We also focus on building and maintaining a collaborative and inclusive culture in which all employees are empowered to raise and discuss difficult issues and are valued for their strengths, experience and unique perspectives. We encourage our employees to actively participate in their communities, and support their participation, through our Employee Business Networks and Matching Gift Program. All Employee Business Networks are open to all employees to participate in. Our Everyday Excellence program elevates our focus on the 5C of Customer First through guiding principles for our entire organization to support a superior customer experience and inspire employees to be their best every day, with every person and with every customer interaction; the program is integrated into frontline employee behavioral standards. Our Recognition Quest Program reinforces our commitment to recognize above and beyond contributions and to demonstrating how much we value, care for and appreciate one another by regularly celebrating and rewarding one another as we work together.

    Safety and Well-Being. The health and safety of our employees is of paramount concern. We use a systematic, risk-based approach to develop tailored incident prevention and response programs designed to keep our employees safe in each of our different functional areas and use data insights and a detailed audit program to foster the effectiveness of our programs. We have a comprehensive curriculum of annual safety training, as well as training for new employees. As part of our comprehensive and competitive compensation and benefits program, we also offer innovative initiatives to support the well-being of our employees and their families through our HealthyQuest™ program. The cornerstone of HealthyQuest™ is our Blueprint for Wellness® program, which empowers our employees and their spouses and partners with health insights based on lab and biometric data and invites them each year to take the initiative to improve their physical and mental health. We also offer comprehensive medical and mental health plans. HealthyQuest™ focuses on prevention, progression and reversal, through which we offer a HealthyQuest™ Employee Business Network and intervention programs designed to engage employees in managing their health, including access to medical expertise and support programs tailored to their individual needs, helping them to adopt healthier behaviors and access better care at lower costs. These programs include customized programs for conditions such as type 2 diabetes management, chronic kidney disease, cardiovascular disease, specialty drugs, weight management, zero-cost lab testing, and special support for orthopedic surgery and for cancer and other serious diagnoses.

    Engagement. Actively listening to our employees is fundamental to Quest’s culture. We have always sought to foster the engagement of our employees and take action to improve the employee experience, through the use of regular employee insight surveys. Employee engagement has been a metric in the annual incentive plan for our executive officers since 2013. Since 2020, our strategy for gathering employee feedback utilizes more frequent employee insight surveys. This approach is designed to build an agile culture, based on continuous feedback that fuels ongoing conversations about priorities, performance, opportunities and growth, to result in a higher performing organization and committed employees. This is complemented by lifecycle surveys for new hire and departing staff. In addition, we conduct surveys of our employees regarding important topics and hold regular monthly meetings among hundreds of company leaders to foster increased communication across the company regarding topics of concern to employees.

    Attracting, Training, Development and Succession Planning. We have a strong program designed to attract a qualified work force that will enable us to achieve our business goals. For example, we are partnering with universities and specialized healthcare schools to help build our pipeline of expertise in medical technology, cytology and histology, and we have teamed up with a third-party phlebotomy training program to train and certify phlebotomist candidates who can join our ranks upon graduation. We provide training on a wide array of topics to our employees through live and online formats, including opportunities that can be accessed through their mobile devices. We also offer a number of development opportunities for our employees through a robust library of offerings in our Learning Management System, EMPower. We also offer mentoring and education programs, including a higher education tuition assistance program, My Quest for Education. Among participants in the My Quest for Education program, 54% have received promotions and 36% have made lateral career moves. We continue to invest in INSPIRE, a frontline development program focused on enhancing service excellence for our customer-facing employees. In addition, we provide leadership training opportunities for employees at all levels, including a manager essentials curriculum, our Leading Quest Supervisor and Manager Core program, our director-level Leading Quest for Business Impact program, Financial Acumen for Business Leaders, leadership coaching programs and trainings to strengthen critical leadership skills. We also deliver a number of programs tailored to specific functions to drive a high-performance culture and sharpen the capabilities needed to lead our organization (e.g., programs focused on Commercial, Finance, Pathology, R&D, and Product Development). Quest’s robust talent review and succession planning process assesses current and future organizational needs in combination with the capabilities and aspirations of our employees to ensure we have the right talent, in the right roles, at the right time. For leaders, we have robust succession plans and leverage several inputs, inclusive of formal assessments, to inform customized development plans.

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

    Some of our historic growth has come through acquisitions and, as a result, we continue to use multiple information systems. We have made significant progress implementing common systems in our regional laboratories, and we continue to standardize laboratory information and billing systems across our operations. In February 2025, we committed to Project Nova, a multi-year project to modernize our "Order to Cash" business processes, including the related information technology infrastructure and underlying enabling technologies. We are partnering with Epic, a third-party licensor, to assist in the implementation of Project Nova. We expect to deliver value throughout the implementation of Project Nova, which we expect will be completed in 2031 to 2032, as it unlocks a variety of streamlined operational benefits, reduced technology-related operating costs, accelerated revenue opportunities and improvements to the customer and patient experience. As each of our standardization projects are completed over the coming years, we expect that they will result in significantly more centralized systems, improved operating efficiency, more positive customer experiences and enhanced control over our operational environment. Even after we complete our efforts to standardize our legacy systems, we will need to focus on standardizing systems in connection with future business acquisitions.

    Quality Assurance. At Quest, our Quality and Regulatory Affairs strategy is rooted in our Purpose: working together to create a healthier world, one life at a time. Our mission is to ensure the highest standards of quality in every test and insight we deliver – enabling physicians and their patients to make confident, informed decisions about patient health. Guided by our operating principles, the Quality and Regulatory Affairs function drives quality and regulatory compliance across the enterprise as a true business partner in advancing patient-first decision making. We promote a "Speak Up for Quality" culture, where every team member is empowered to raise concerns, ask questions and share ideas that strengthen reliability and patient trust. Recently, we enhanced enterprise engagement through our first enterprise-wide Quality Week, celebrating the work of teams across the Company and reinforcing shared accountability for quality outcomes.

    In our laboratory operations our quality assurance efforts focus on pre-analytic, analytic and post-analytic processes, including positive patient identification of specimens, appropriate specimen transport, analysis and report accuracy, reference interval establishment and review, statistical process control and personnel training for our laboratories and patient service centers. As part of our quality assurance program, we utilize internal proficiency testing, comprehensive quality control and rigorous process audits. We utilize comprehensive and digitized data analytics software that implements advanced automated quality control procedures, offering both real-time and post-analytic analysis of data at the laboratory and enterprise level. In 2025, to modernize our quality ecosystem, we deployed new technology solutions, expanded public health reporting capability, and selected an enterprise electronic Quality Management System platform – investments that build on our strong infrastructure and support future scalability. We monitor test results to identify trends, biases, instrument failures and population shifts through digitization and data analytics. We also focus on the licensing, credentialing, training and competence of our professional and technical staff. For example, our cytotechnologists and pathologists participate in an internal peer-review evaluation and one or more external individual proficiency testing programs.

    We have accreditation or licenses for our clinical laboratory operations from various regulatory agencies or accrediting organizations, such as CMS, The College of American Pathologists (“CAP”) and certain states. All of our laboratories participate in external quality surveillance programs, including proficiency testing programs administered by CAP and several state agencies. CAP is an independent, nongovernmental organization of board-certified pathologists approved by CMS to inspect clinical laboratories to determine compliance with the standards required by the Clinical Laboratory Improvement Act (“CLIA”). CAP offers an accreditation program to which clinical laboratories may voluntarily subscribe. All of our major laboratories, including our laboratories outside the United States, a number of our rapid response laboratories, and our biorepository facility are accredited by the CAP. Accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program. In addition, some of our laboratories also have International Organization for Standardization (ISO) certification for their quality management systems. For example, we have achieved ISO 14001 certification for our Cleveland HeartLab and laboratory facilities in Chantilly, VA, Marlborough MA, Lewisville TX and San Juan Capistrano, CA. ISO 14001 is an internationally recognized management system that leverages leadership involvement and employee engagement to help organizations ensure compliance with regulatory standards, improve their environmental performance, provide a competitive advantage and gain the trust of stakeholders, and achieve strategic goals by incorporating environmental issues into business management.

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

    In addition, we maintain quality assurance programs for hospital laboratories that we manage, many of which also maintain their own policies and procedures.

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

    Part B of the Medicare program contains fee schedule payment methodologies for clinical testing services performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. Historically, the Medicare Clinical Laboratory Fee Schedule and the Medicare Physician Fee Schedule established under that program have been subject to change, including each year. Pursuant to PAMA, reimbursement rates for many clinical laboratory tests provided under Medicare were reduced during 2018 - 2020. Unfortunately, by relying on laboratory reported data alone in 2017, CMS did not receive comprehensive and representative data needed to set Medicare rates that reflected the commercial market, as required under PAMA. Independent laboratories were overrepresented, and hospitals and physician office laboratories were underrepresented, making the first round of PAMA cuts excessive. The first three years of cuts greatly exceeded the original 10-year savings projections. Starting in 2020, Congress has repeatedly acted to delay PAMA implementation by delaying the next round of data reporting (2020-2026) and Medicare cuts (2021-2026). However, the structural flaws of PAMA still need to be addressed to mitigate future excessive cuts. Congress introduced legislation in 2025, the Results Act, which would reform PAMA and create a true market-based CLFS.

REGULATION

We are subject to extensive and frequently changing laws and regulations in the United States (at both the federal and state levels) and other jurisdictions in which we conduct business, and to government inspections and audits.

Key Regulatory Schemes
CLIA and State Clinical Laboratory Licensing
CLIA regulates the operations of virtually all clinical laboratories, including our laboratories in the United States, requiring that they be certified by the federal government and that they comply with various technical, operational, personnel and quality requirements intended to ensure that the services provided are accurate, reliable and timely. CMS, as a federal agency administering CLIA, also requires compliance with applicable federal human subject protection requirements, including the Common Rule, which establishes baseline protections such as institutional review board oversight and informed consent, when laboratory activities involve human subjects.

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

If these laws and regulations are interpreted or applied by a governmental, prosecutorial, regulatory or judicial authority in an adverse manner, it may result in monetary fines, criminal and civil penalties, settlements, suspension or exclusion from participation in Medicare, Medicaid and other federal or state healthcare programs, and/or a commitment to agree to additional regulatory oversight. For example, the Company recently entered into a Corporate Integrity Agreement with HHS. For further details, see Note 18 to the audited consolidated financial statements.

FDA	The FDA has regulatory responsibility over, among other areas, instruments, software, test systems, collection kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the United States. The FDA also regulates drugs-of-abuse testing for employers and insurers, testing for blood bank purposes and testing of donors of human cells for purposes such as in vitro fertilization. We offer companion and complementary diagnostic tests to pharmaceutical companies that are regulated by the FDA.

In May 2024, the FDA announced it was phasing out its general enforcement discretion approach so that LDTs manufactured by a laboratory would generally fall under the same enforcement approach as medical devices. However, in March 2025, a U.S. District Court set aside and vacated the FDA’s LDT rule and the FDA did not appeal the court’s decision. Accordingly, the FDA does not have the authority to regulate LDTs. Although the FDA LDT rule was vacated in 2025, our commitment to maintaining rigorous quality standards, supporting responsible innovation, and ensuring that patient care is optimized has not changed as federal oversight evolves. In response to this evolving regulatory landscape, we continue to adapt our quality and regulatory strategies and have accelerated technology and process modernization to support greater transparency, traceability and auditability.
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

Privacy and Security of Health and Personal Information
We are subject to laws and regulations regarding protecting the security and privacy of certain healthcare and personal information, including, but not limited to: (a) the federal Health Insurance Portability and Accountability Act and the regulations thereunder, which establish (i) a complex regulatory framework including requirements for safeguarding protected health information and (ii) comprehensive federal standards regarding the uses and disclosures of protected health information; (b) state laws (e.g., California) and similar laws in other states; and (c) laws outside the United States, including the European Union's General Data Protection Regulation, Canada’s Personal Information Protection and Electronic Documents Act and provincial health privacy laws, and similar laws in other jurisdictions. We may be subject to penalties for non-compliance and may be required to notify individuals or state, federal or county governments, or other data protection regulatory authorities, if we discover certain breaches of personal information or protected health information.

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
Information Available at Our Corporate Responsibility Webpage
• Corporate Responsibility Reports	• Quest Diagnostics Foundation
• Information about our corporate political contributions	• Sustainability
• Corporate responsibility resources	• Community giving
• Governance, ethics and values

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officers
Name, Age, Title	Background
James E. Davis (63) Chairman, Chief Executive Officer and President	On November 1, 2022, Mr. Davis became Chief Executive Officer and President, having served as CEO-Elect since February 3, 2022. In January 2017, he became Executive Vice President, General Diagnostics; previously Mr. Davis was Senior Vice President and Group Executive - Regional Businesses. In January 2015, he assumed responsibility for the general management of the Company's regional Diagnostic Information Services business. Mr. Davis was responsible for our products business from February 2014 until 2016. From February 2014 to January 2015, he was responsible for operations for the Company's Diagnostic Information Services business. Mr. Davis joined Quest Diagnostics in April 2013 as Senior Vice President, Diagnostics Solutions, with responsibility for the healthcare IT, risk assessment, clinical trials, diagnostic products and employer solutions businesses.

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
Mark E. Delaney (58) Senior Vice President and Chief Commercial Officer	Mr. Delaney joined the Company in March 2022 and is responsible for all sales operations. From 2017 until Hill-Rom Holdings Inc. was acquired by Baxter Healthcare in 2021, Mr. Delaney served as Vice President of Sales and Marketing at Hill-Rom, a manufacturer and provider of medical technologies and related services for the healthcare industry; after the acquisition by Baxter Mr. Delaney became Vice President and General Manager at Baxter until he joined Quest Diagnostics.

Previously, Mr. Delaney served in a number of senior sales and marketing leadership roles at General Electric's healthcare business, most recently as Senior Vice President and Zone Manager, where he had regional responsibility for sales of imaging, patient monitoring, IT and services.

Catherine T. Doherty (63) Executive Vice President, Regional Businesses
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

Karthik Kuppusamy (56) Senior Vice President, Clinical Solutions	Mr. Kuppusamy assumed his current role in August 2022. He is responsible for the following clinical franchises: Cardiovascular, Metabolic, Endocrinology and Wellness, Drug Monitoring and Toxicology, Infectious Disease and Immunology, Neurology, and Women’s and Reproductive Health. He is also responsible for the Company's genomic customer services, medical affairs, and regulatory. In 2025, Mr. Kuppusamy assumed responsibility for R&D, Oncology, including Haystack Oncology, and Genomics. Previously, Mr. Kuppusamy was Vice President and General Manager of the Company's Diagnostics Information Services business in its North Region since from 2018 and General Manager of the Neurology Franchise and Consumer Genetics from 2014 to 2017. He joined the Company in 2014 from General Electric's healthcare business where he held general manager roles in product development, research and development, sales and marketing in the Diagnostics Imaging Division.
Patrick Plewman (59) Senior Vice President, Diagnostics Services	Mr. Plewman assumed his current role in April 2022. He is responsible for a portfolio of data driven analytics and services offerings, including Workforce Health Solutions, Healthcare Analytic Solutions, Risk Assessment (ExamOne), Consumer Initiated Testing and Pharma Services. In 2025, Mr. Plewman assumed responsibility for global markets. Since joining the Company in 2013, Mr. Plewman was Vice President and General Manager of the Company's Diagnostic Information Services Business in its West Region since 2018 and previously served as General Manager of the Company's Cardiovascular, Metabolic and Endocrinology Franchise, General Manager of the Company's Infectious Disease and Immunology Franchise and General Manager of the General Health and Wellness Franchise.

Mr. Plewman serves as Executive Co-Sponsor of the HealthyQuest™ Employee Business Network.

Prior to joining the Company, Mr. Plewman served as Co-Founder, President and Chief Executive Officer of diaDexus, Inc. Previously, Mr. Plewman held various positions of increasing responsibility at SmithKline Beecham.

Michael E. Prevoznik (64) Senior Vice President and General Counsel
Mr. Prevoznik joined the Company as Vice President and General Counsel in August 1999. In 2003, he assumed responsibility for governmental affairs. Mr. Prevoznik also is Vice Chair of the Quest Foundation, Executive Co-Sponsor of the Company's Quest for Health Initiative, and Executive Co-Sponsor of the QuestCAN Employee Business Network.

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

Sam A. Samad (56) Executive Vice President and Chief Financial Officer	Mr. Samad joined the Company in his current role in July 2022. He is responsible for the Company's finance, accounting, investor relations, internal audit and treasury activities. In 2025, Mr. Samad assumed responsibility for LifeLabs. Prior to joining the Company, Mr. Samad served as Chief Financial Officer of Illumina, Inc., a global leader in DNA sequencing and array-based technologies, since 2017. Prior to joining Illumina, Mr. Samad held several senior leadership positions at Cardinal Health, including Senior Vice President and Treasurer, with operational and financial responsibility for Cardinal Health's China business, and before that in sales and finance roles at Eli Lilly and Company, both domestically and internationally. Mr. Samad is also a director at IDEXX Laboratories, Inc.

Item 1A. Risk Factors

    You should carefully consider all of the information set forth in this Report, including the following risk factors, before deciding to invest in any of our securities. The risks below are not the only ones that we face. Additional risks not presently known to us, or that we presently deem immaterial, may also negatively impact us. Our business, consolidated financial condition, revenues, results of operations, profitability, cash flows or reputation, or the price of our common stock, could be materially impacted by any of these factors.

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

    The U.S. healthcare system continues to evolve. Significant change is taking place in the healthcare system, including as discussed above under the heading "The Clinical Testing Industry." For example, value-based reimbursement is increasing (e.g., UnitedHealthcare's Preferred Lab Network) and CMS has set goals for value-based reimbursement to be achieved by 2030. Patients are encouraged to take increased interest in and responsibility for, and often are bearing increased responsibility for payment for, their healthcare. Healthcare industry participants are evolving and consolidating. Healthcare services increasingly are being provided by non-traditional providers (e.g., physician assistants), in non-traditional venues (e.g., retail medical clinics, urgent care centers) and using new technologies (e.g., telemedicine, digital pathology). Utilization of the healthcare system is being influenced by several factors and may result in a decline in the demand for diagnostic information services. In addition, we believe that clinical testing market fundamentals are changing. The regulatory environment related to reimbursement rates for clinical laboratory tests under Medicare are in flux and we also believe that health plans and consumers increasingly are focusing on driving better value in laboratory testing services. We expect that the evolution of the healthcare industry will continue, and that industry change is likely to be extensive.

    In addition, the diagnostic information services industry is faced with potential changes in government regulations that could impact patient access to healthcare. We expect that the evolution of the healthcare industry will continue, and that industry change is likely to be extensive.

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

    The diagnostic information services industry also is faced with changing technology and new product introductions. Competitors may compete using advanced technology, including technology that enables more convenient or cost-effective testing (e.g., technology enabled by AI). Digital pathology is an example of this. Competitors also may compete on the basis of new service offerings. Competitors also may offer new testing services that can be performed outside of a commercial clinical laboratory, such as point-of-care testing that can be administered by physicians in their offices, complex testing that can be performed by hospitals in their own laboratories, and home testing that can be carried out without requiring the services of providers like us.

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

    Pursuant to PAMA, reimbursement rates for many clinical laboratory tests provided under Medicare were reduced during 2018 - 2020. Unfortunately, by relying on laboratory reported data alone in 2017, CMS did not receive comprehensive and representative data needed to set Medicare rates that reflected the commercial market, as required under PAMA. Independent laboratories were overrepresented, and hospitals and physician office laboratories were underrepresented, making the first round of PAMA cuts excessive. The first three years of cuts greatly exceeded the original 10-year savings projections. Starting in 2020, Congress has repeatedly acted to delay PAMA implementation by delaying the next round of data reporting (2020-2026) and Medicare cuts (2021-2026). However, the structural flaws of PAMA still need to be addressed to mitigate future excessive cuts. Congress introduced legislation in 2025, the Results Act, which would reform PAMA and create a true market-based CLFS.

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

    The political environment impacting healthcare regulation in the United States continues to be uncertain. The services that we offer and our result of operations could be adversely affected by legislative, enforcement, regulatory and public policy changes at the federal or state level, many of which we cannot anticipate at this time. There continues to be pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities, which could adversely affect the funding for individual programs, including Medicare and other government programs upon which our business depends. Additionally, changes in legislation and regulations (including those related to taxation, trade and importation), economic and monetary policies, geopolitical matters, among other potential impacts, could adversely impact the global economy and our operating results. The potential impact of any new policies or changes to existing policies that have been or may be implemented is currently uncertain.

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
•the laws and regulations administered by foreign governments where we conduct clinical trials and operate outside of the United States;
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

    These laws and regulations may be interpreted or applied by a governmental, prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. We may not be able to maintain, renew or secure required permits, licenses or any other regulatory approvals needed to operate our business or commercialize our services. If we fail to comply with applicable laws and regulations, or if we fail to comply with settlement obligations, or if we fail to maintain, renew or obtain necessary permits, licenses and approvals, we could suffer civil and criminal penalties, fines, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third-party claims. If any of the foregoing were to occur, our reputation could be damaged and important business relationships with third parties could be adversely affected.

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

    The FDA has regulatory responsibility over, among other areas, instruments, software, test systems, collection kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the United States. The FDA also regulates drugs-of-abuse testing for employers and insurers, testing for blood bank purposes and testing of donors of human cells for purposes such as in vitro fertilization. We offer companion and complementary diagnostic tests to pharmaceutical companies that are regulated by the FDA.

    In May 2024, the FDA announced it was phasing out its general enforcement discretion approach so that LDTs manufactured by a laboratory would generally fall under the same enforcement approach as medical devices. However, in March 2025, a U.S. District Court set aside and vacated the FDA’s LDT rule and the FDA did not appeal the court’s decision. Accordingly, the FDA does not have the authority to regulate LDTs. However, it is the purvey of Congress to enact new laws or amendments to CLIA or the Food, Drug and Cosmetic Act. If this were to occur, any new legislation could have a significant impact on us and the clinical laboratory testing industry. This new legislation could include the regulation of LDTs in a manner that is different than the prior LDT rule, while creating new avenues of opportunity and competition in clinical laboratory testing. New competitors may enter the industry, and competition may come in new forms.

    For more information, see above under the heading “Regulation."

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

    Our international operations (including in Canada) increase our exposure to risks inherent in doing business in non-U.S. markets, which may vary by market and include: intellectual property legal protections and remedies; weak legal systems which may, among other things, affect our ability to enforce contractual rights; trade regulations and procedures and actions affecting approval, production, pricing, supply, reimbursement and marketing of products and services; existing and emerging data privacy regulations affecting the processing and transfer of personal data; new regulations relating to the use of AI; and challenges based on differing languages, cultures and unfamiliar practices. Tariffs, sanctions and other barriers imposed or threatened by the U.S. government, and the responses to those actions from other countries, may result in adverse impacts to the global economic environment, including the global financial and trading markets, which could have a negative impact on our results of operations and financial condition. These actions could also negatively impact our supply chain costs or availability of products we need to operate our business. The ongoing uncertainty with the current state of global trade policy magnifies these risks.

    Our international operations also require us to devote management resources to implement our controls and systems in new markets, and to comply with the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws in non-U.S. jurisdictions.

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

    As of December 31, 2025, we had approximately $5.7 billion of debt outstanding. Other than credit facilities in the normal course of business, we do not have any off-balance sheet financing arrangements in place or available. Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. We have obtained ratings on our public debt from Standard and Poor's, Moody's Investor Services and Fitch Ratings. There can be no assurance that any rating so assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if in that rating agency's judgment future circumstances relating to the basis of the rating, such as adverse changes in our Company or our industry, so warrant. If such ratings are lowered, our borrowing costs could increase. Changes in our credit ratings, however, do not require repayment or acceleration of any of our debt.

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

    The diagnostic information services industry is facing rapidly changing technology and innovations in product offerings, including technology that enables more convenient, accessible and cost-effective testing. For example, digital pathology is a technology that we are currently deploying that may change the practice of pathology and our role in it. Competitors also may offer new testing services that can be performed outside of a commercial clinical laboratory, such as point-of-care testing that can be administered by physicians in their offices, complex testing that can be performed by hospitals in their own laboratories, and home testing that can be carried out without requiring the services of providers like us. Further, diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed by consumers in their homes; test kit manufacturers could seek to increase sales to patients of such test kits. Additionally, some traditional customers for anatomic pathology services, including specialty physicians that generate biopsies through surgical procedures, such as dermatologists, gastroenterologists, urologists and oncologists, are consolidating, have added in-office histology labs or have retained pathologists to read cases on site. Hospitals also are internalizing clinical laboratory testing, including some non-routine and advanced testing. These technological advances (and the ones yet to come) and the continued internalization of testing services may lead to the need for less frequent testing and/or less use of the testing services we offer.

We have been and expect to continue to use AI technology in the testing services we offer. The challenges with properly managing the development and use of these technological innovations could result in harm to our reputation, business or customers, and adversely affect our results of operations.

    We have been and expect to continue to use AI technology in our testing services, and we anticipate it will become increasingly important to us over time. This technology, including generative AI, which is in its early stages of broader commercial implementation, presents a number of risks inherent in its use, including risks related to cybersecurity, privacy and data security and use practices and our oversight of how we use AI. Additionally, AI technology can create accuracy issues and other outcomes that could harm our customers and negatively impact our reputation and our business. Further, our competitors may develop new testing services and other products relying on AI more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. Using AI successfully will require significant resources, including having the technical expertise required to develop, test and maintain AI-based testing services and continually developing the appropriate governance and oversight of our use of AI. In addition, we anticipate that there will continue to be new regulatory requirements concerning the use of AI, which may aim to regulate, limit, or block the use of AI in our testing and other services or otherwise impose other restrictions that may hinder their usability or effectiveness.

Hardware and software failures or delays in our IT systems, including failures resulting from our systems conversions, services and support provided by third parties, or otherwise, could disrupt our operations and cause the loss of confidential information, customers and business opportunities or otherwise adversely impact our business.

    IT systems are used extensively in virtually all aspects of our business, including clinical testing, test reporting, billing, customer service, logistics and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. A failure or delay in our IT systems could impede our ability to serve our customers and patients and protect their confidential data. Despite redundancy and backup measures and precautions that we have implemented, our IT systems may be vulnerable to damage, disruptions and shutdown from a variety of sources, including the age of the technology, telecommunications or network failures, system conversion, standardization or modernization initiatives, human acts and natural disasters. For example, in connection with Project Nova, we committed to a multi-year project to modernize our "Order to Cash" business processes, including the related information technology infrastructure and underlying enabling technologies. We are partnering with Epic, a third-party licensor, to assist in the implementation of Project Nova. These issues can also arise as a result of failures by third parties with whom we do business, including manufacturers and developers of the hardware and software we use, and over which we have limited control. Any disruption or failure of our IT systems, including in connection with Project Nova, could have a material impact on our ability to serve our customers and patients, including negatively affecting our reputation in the marketplace, or otherwise adversely impact our business.

Our business could be negatively affected if we are unable to continue to strengthen our efficiency.

    It is important that we continue to strengthen our efficiency, including through the use of technology and automation, to promote our competitive position and enable us to mitigate the impact on our profitability of steps taken by government payers and health insurers to reduce the utilization and reimbursement of diagnostic information services, and to partly offset pressures from an inflationary environment, including labor and benefit cost increases, and reimbursement pressures.

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

    If we do not use or adequately safeguard that information in compliance with applicable requirements under federal, state and international laws, or if it were disclosed to persons or entities that should not have access to it, our business could be materially impaired, our reputation could suffer, and we could be subject to fines, penalties and litigation. These issues can also arise as a result of failures by third parties with whom we do business and over which we have limited control. We are increasingly collaborating with new entrants in the health services industry who are facilitating consumers’ growing interest in taking direct responsibility for their own healthcare, where we provide the underlying testing services for their consumer health service offerings. These companies are increasingly handling and processing highly sensitive consumer health data and our contractual relationship with these companies could expose us to legal or regulatory risk and reputational harm if they are unable to adequately safeguard this information. In the event of a data security breach, we may be subject to notification obligations, litigation and governmental investigation or sanctions, and may suffer reputational damage, which could have an adverse impact on our business.

Our approach to corporate responsibility may not satisfy all our stakeholders.

    We regularly assess opportunities and risks related to corporate responsibility, which includes sustainability, social and governance matters. As part of this process, we make decisions related to these matters and may set goals and targets related to sustainability and social matters. We have a broad range of stakeholders, including our stockholders, employees, customers, which include government entities, patients and communities we serve, some of whom increasingly focus on corporate responsibility considerations and many have different or conflicting expectations with respect to corporate responsibility and related matters. Some of our stockholders, employees, customers and patients may consider corporate responsibility factors in making investment, employment and service provider decisions. Our ability to achieve the goals we may set related to corporate responsibility matters are subject to numerous risks and uncertainties, many of which are outside of our control. Despite our efforts, we may not achieve our goals on the timetable we set or at all. Additionally, certain of our stakeholders may not be satisfied with our decisions related to corporate responsibility matters, the goals we set, our progress towards these goals or the resulting outcomes. This could lead to negative perceptions of, or loss of support for, our business, difficulty recruiting or attracting new employees and our stock price being negatively impacted.

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

    External actors may develop and deploy viruses, other malicious software programs, ransomware attacks, distributed denial of service attacks or other attempts to harm or obtain unauthorized access to our systems, including through the increased use of AI and other emerging technologies. External actors may also deploy programs targeting our employees which are designed to attack our IT systems or otherwise exploit security vulnerabilities through programs such as electronic spamming, phishing, smishing, spear phishing or similar tactics. As a result of the difficulty in detecting many of these attacks, intrusions and breaches, failures or losses may be repeated or compounded before they are discovered or rectified, which could further increase these costs and consequences. Additionally, new technology that we deploy to automate processes, improve customer service, generate insights from lab and other data and stimulate innovation to improve operational efficiency, including the expanded use of AI, may further expose our IT systems to the risk of cyberattacks and may create the need for rapid modifications to our cybersecurity program. Also, an increasing risk of civil unrest, political tensions, wars or other military conflicts may also impact the cybersecurity threat risk landscape.

    Although the Company has implemented robust security measures, which are monitored and routinely tested both by internal resources and external parties, cybersecurity threats and attacks against us continue to evolve and occur and may not be recognized until after an incident. Although the attacks we have experienced in the past have not materially disrupted, interrupted, damaged or shutdown the Company's IT systems, or materially disrupted the Company's performance of its business, the mitigation or remediation efforts that we have undertaken, and may undertake in the future, require the attention of management and expenditures of resources, which can be significant. There can be no assurance that the Company can anticipate all evolving future attacks, viruses or intrusions, implement adequate preventative measures, or remediate any security vulnerabilities on a timely basis or at all. If our IT systems are successfully attacked, it could result in major and/or prolonged disruption of our business, compromise confidential information, and result in litigation and potential liability for the Company, government investigation, significant damage to our reputation or otherwise adversely affect our business.

    In addition, third parties to whom we outsource certain of our services or functions, or with whom we interface, store or process confidential patient and employee data or other confidential information, as well as those third parties’ providers, have experienced and remain subject to the risks outlined above. For example, in June 2019, the Company reported that Retrieval-Masters Creditors Bureau, Inc./American Medical Collection Agency (AMCA), informed the Company that an unauthorized user had access to AMCA’s system. AMCA previously provided debt collection services for the Company and provided debt collection services for a company that provides revenue management services to the Company. AMCA’s affected system included financial, medical and other personal information. The Company’s systems or databases were not involved in this incident. A breach or attack affecting third parties with whom we engage could also harm our business, results of operations and reputation and subject us to liability. Additionally, many of the third-party service providers we rely on use AI for a variety of purposes, which increases the risk that our sensitive and proprietary data, and the data of our patients and customers, could be inadvertently or maliciously exposed.

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

    In addition, we believe that our overall relations with our employees are good. However, unfavorable labor environments, unionization activity (including in non-U.S. markets), a failure to comply with labor or employment laws or reputational considerations triggered by any of the risks described in this Report could result in, among other things, labor unrest, strikes, work stoppages, slowdowns by the affected workers, fines, penalties and a loss of employees. If any of these events were to occur, the Company could experience a disruption of its operations or higher ongoing labor costs, either of which could have a material adverse effect upon the Company's business.

Business development activities are inherently risky and integrating our operations with businesses we acquire may be difficult.

    We plan selectively to enhance our business from time to time through business development activities, such as acquisitions, licensing arrangements, investments and alliances, including joint ventures. However, these plans are subject to the availability of appropriate opportunities and competition from other companies seeking similar opportunities. Moreover, the success of any such effort may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity, obtain any necessary regulatory clearance (including due to antitrust concerns), integrate the new businesses and manage the costs related to any such integration, and retain key technical, professional or management personnel. The success of our strategic alliances depends not only on our contributions and capabilities, but also on the property, resources, efforts and skills contributed by our strategic partners. Further, disputes may arise with strategic partners, due to conflicting priorities or conflicts of interests.

    Acquisitions are not all the same (e.g., asset acquisitions differ from acquisitions of equity interests); different acquisitions offer different risks and require different levels of effort to obtain regulatory clearance. Acquisitions may involve the integration of a separate company that has different systems, processes, policies and cultures. Integration of acquisitions involves a number of risks including the diversion of management's attention to the integration of the operations of assets or businesses we have acquired, difficulties in the diligence and integration of operations and systems and the realization of potential operating synergies, or introduction of IT security vulnerabilities not adequately investigated during diligence or managed after acquisition, the integration and retention of the personnel of the acquired businesses and of our existing business, challenges in retaining the customers of the combined businesses, and potential adverse effects on operating results. The process of negotiating, completing and integrating acquisitions may be disruptive to our businesses (especially as transactions become increasingly complex) and may cause an interruption of, or a loss of momentum in, such businesses as a result of the following difficulties, among others:

•loss of key customers or employees;
•difficulty and/or delays in standardizing information and other systems;
•difficulty in consolidating facilities and infrastructure;
•failure to maintain the quality or timeliness of services and profitability that our Company has historically provided;
•failing to satisfy the performance requirements of the physicians associated with an acquired outreach business;
•regulatory delay or failure to develop, acquire licenses for, introduce, or commercialize newly-acquired tests, technology and services;
•diversion of management's attention from the day-to-day business of our Company as a result of the need to deal with the foregoing disruptions and difficulties; and
•the added costs of dealing with such disruptions.

    If we are unable successfully to integrate strategic acquisitions in a timely manner, our business and our growth strategies could be negatively affected. Even if we are able to successfully complete the integration of the operations of other assets or businesses we may acquire in the future, we may not be able to realize all or any of the benefits that we expect to result from such integration, either in monetary terms or in a timely manner. We have also entered into arrangements with a number of new entrants in the health services industry who are leveraging the increasing trend for consumers to manage and take direct responsibility for their own healthcare, where we provide the underlying testing services for their consumer health service offerings. These companies are operating in a new, rapidly evolving and uncertain regulatory landscape that subjects them to several risks, including those related to application of regulatory requirements (e.g., under CLIA, for testing performed outside of a commercial laboratory), unlicensed and corporate practice of medicine laws that differ across the United States, reimbursement uncertainty of direct-to-consumer health services, specimen collection errors and logistics, cybersecurity and health data privacy risks and clinical and professional liability. Our contractual relationship with these companies could expose us to these legal or regulatory risks and reputational harm.

Our operations may be adversely impacted by the effects of natural disasters such as hurricanes and earthquakes, public health emergencies and pandemics, geopolitical conflicts, hostilities or acts of terrorism and other criminal activities.

    We operate facilities primarily across the United States, and consumers frequently visit our facilities in person. The ability of our employees and consumers to access our facilities may be adversely impacted by the effects of extreme weather events and natural disasters, such as hurricanes, earthquakes, tropical storms, floods, fires, or other extreme weather conditions, including major winter storms, droughts and heat waves; public health emergencies and pandemics; geopolitical conflicts, hostilities or acts of terrorism or other activities. Although we maintain a business continuity program to prepare for and respond to such events, because of their unpredictable nature, these events may limit or interrupt our ability to conduct operations. Additionally, such events may interrupt our ability to transport specimens, to receive materials from our suppliers or otherwise to provide our services. These events also may result in a decline in the number of patients who seek clinical testing services or in our employees' ability to perform their job duties.

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

    Inflationary pressures over the last number of years have resulted in increases in the costs of the testing equipment, supplies and other goods and services that we purchase from manufacturers, suppliers and others. Inflationary pressures, along with the competition for labor, have also resulted in a rise of our labor costs, which include the costs of compensation, benefits, and recruiting and training new hires. Our ability to raise the prices and fees we charge for the services we provide is limited. An inflationary environment may adversely impact us.

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
(c) Uncertain and volatile economic conditions, including the impact of an inflationary environment and changes in government policies, including related to trade.
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
(h) Failure to efficiently integrate acquired businesses, integrate our business with our joint ventures, and to manage the costs related to any such integration and implementation requirements, or to retain key technical, professional or management personnel.
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
(k) Inability to identify, consummate or achieve expected benefits from our acquisitions of other businesses.
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
(p) Challenges, including the associated competitive pressures, with properly managing the development, implementation, oversight and use of AI.
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
(r) Development of tests by our competitors or others which we may not be able to license, or usage (or theft) of our technology, similar technologies, our trade secrets or other intellectual property by competitors, any of which could negatively affect our competitive position.
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

(w) Terrorist and other criminal activities, hurricanes, earthquakes or other natural disasters, geopolitical hostilities or other global conflicts, public health emergencies and pandemics, which could affect our customers or suppliers, transportation or systems, or our facilities, and for which insurance may not adequately reimburse us.
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
(dd) The other factors that are discussed within “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

    Although no cybersecurity incident during the year ended December 31, 2025 resulted in an interruption of our operations, known losses of critical data or otherwise had a material impact on our strategy, financial condition or results of operations, the scope of any future incident cannot be predicted. See “Item 1A. Risk Factors” for more information.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our common stock is listed and traded on the New York Stock Exchange under the symbol “DGX.” As of February 2, 2026, we had approximately 1,881 record holders of our common stock; we believe that the number of beneficial holders of our common stock exceeds the number of record holders.

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of 2025.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2025 – October 31, 2025
Share Repurchase Program (A)(C)	450,702	$179.58	450,702	$654,985
Employee Transactions (B)	—	$—	N/A	N/A
November 1, 2025 – November 30, 2025
Share Repurchase Program (A)(C)	940,277	$185.12	940,277	$480,920
Employee Transactions (B)	8,938	$177.74	N/A	N/A
December 1, 2025 – December 31, 2025
Share Repurchase Program (A)(C)	246,212	$182.77	246,212	$435,921
Employee Transactions (B)	695	$183.04	N/A	N/A
Total
Share Repurchase Program (A)(C)	1,637,191	$183.24	1,637,191	$435,921
Employee Transactions (B)	9,633	$178.12	N/A	N/A

(A)As of December 31, 2025, $0.4 billion remained available under our share repurchase authorization. In February 2026, our Board of Directors increased the size of our share repurchase program by $1 billion to $1.4 billion. The share repurchase authorization has no set expiration or termination date. Since the share repurchase program's inception in May 2003, our Board of Directors has authorized $14 billion of share repurchases of our common stock.

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

(C)Excludes excise taxes on share repurchases of $2 million in aggregate, which will be paid in 2026.

Performance Graph

    Set forth below is a line graph comparing the cumulative total shareholder return on Quest Diagnostics' common stock since December 31, 2020 based on the market price of the Company's common stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the Standard & Poor's (S&P) 500 Stock Index and the S&P 500 Health Care (Sector) Index.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
2020
2021
2022
2023
2024
2025
Quest Diagnostics Incorporated
S&P 500 Index
S&P 500 Health Care (Sector)

	Closing DGX Price	Total Shareholder Return			Performance Graph Values
Date		DGX	S&P 500	S&P 500 Health Care (Sector)	DGX	S&P 500	S&P 500 Health Care (Sector)
12/31/2021	$173.01	47.86%	28.71%	26.13%	$147.86	$128.71	$126.13
12/30/2022	$156.44	(7.79)%	(18.13)%	(1.95)%	$136.34	$105.37	$123.67
12/29/2023	$137.88	(10.05)%	26.29%	2.06%	$122.64	$133.07	$126.22
12/31/2024	$150.86	11.77%	25.02%	2.58%	$137.07	$166.37	$129.48
12/31/2025	$173.53	17.20%	17.88%	14.60%	$160.65	$196.11	$148.37

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

Report of Management on Internal Control Over Financial Reporting

See page 75.

Changes in Internal Control

    During the fourth quarter of 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Title	Type of Trading Arrangement	Security	Action	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Cathy Doherty	EVP, Regional Businesses	Rule 10b5-1 plan to sell	Common Stock	Adoption	November 14, 2025	November 14, 2025 to May 8, 2026*	Up to 37,423*

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

    Information regarding the Company's executive officers is contained in Part I, Item 1 of this Report under “Information about our Executive Officers.” Information regarding the directors and executive officers of the Company appearing in our Proxy Statement to be filed by April 30, 2026 (“Proxy Statement”) under the captions “Proposal No. 1 - Election of Directors,” “Director Independence,” “Board Committees” and "Delinquent Section 16(a) Reports" is incorporated by reference herein.

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

Item 11. Executive Compensation

    Information appearing in our Proxy Statement under the captions “2025 Director Compensation Table,” “Compensation Discussion and Analysis,” “Information Regarding Executive Compensation” (excluding the information under the subheading "Pay Versus Performance") and “Compensation Committee Report” is incorporated by reference herein.

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

4.25	Description of Securities (filed as an Exhibit to the Company’s 2024 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.1‡*	Amended and Restated Employee Stock Purchase Plan, as amended, effective as of November 6, 2025

10.2‡
Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan as amended March 31, 2023 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2023 and incorporated herein by reference) (Commission File Number 001-12215)

10.3‡
Form of Quest Diagnostics Incorporated 2025 Equity Award Agreement (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2025 and incorporated herein by reference) (Commission File Number 001-12215)

10.4‡
Quest Diagnostics Supplemental Deferred Compensation Plan (Post 2004) as amended and restated December 1, 2020 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ending September 30, 2021 and incorporated herein by reference) (Commission File Number 001-12215)

10.5‡
Amendment No. 1 to Quest Diagnostics Supplemental Deferred Compensation Plan (Post 2004) (as amended and restated December 1, 2020), effective as of November 29, 2022 (filed as an Exhibit to the Company’s 2022 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.6‡
Amendment No. 2 to Quest Diagnostics Supplemental Deferred Compensation Plan (Post - 2004) (as amended and restated December 1, 2020), effective as of December 9, 2024 (filed as an Exhibit to the Company's 2024 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.7‡*	Amendment No. 3 to Quest Diagnostics Supplemental Deferred Compensation Plan (Post – 2004) (amended and restated December 1, 2004), effective January 1, 2026

10.8‡
Quest Diagnostics Supplemental Deferred Compensation Plan (Pre-2005) amended and restated December 1, 2020 (filed as an Exhibit to the Company’s 2020 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.9‡
Quest Diagnostics Incorporated Senior Management Incentive Plan, as amended and restated February 18, 2019 (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference) (Commission File Number 001-12215)

10.10‡
Amended and Restated Quest Diagnostics Incorporated Executive Officer Severance Plan, as amended November 12, 2024 (filed as an Exhibit to the Company's 2024 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.11‡
The Quest Diagnostics Profit Sharing Plan (Amendment and Restatement, effective as of September 14, 2023) (filed as an Exhibit to the Company’s 2023 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.12‡
Amendment No. 1 to The Quest Diagnostics Profit Sharing Plan, dated as of December 9, 2024 (filed as an Exhibit to the Company's 2024 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.13‡*	Amendment No. 2 to the Quest Diagnostics Profit Sharing Plan, dated January 20, 2026

10.14‡
Quest Diagnostics Incorporated Amended and Restated Deferred Compensation Plan for Directors as amended effective February 18, 2020 (filed as an Exhibit to the Company’s 2019 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.15‡
Amended and Restated Quest Diagnostics Incorporated Long-Term Incentive Plan for Non-Employee Directors (as amended November 18, 2020) (filed as an Exhibit to the Company’s 2020 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.16‡
Form of Quest Diagnostics Incorporated Non-Employee Director Equity Award Grant Certificate (filed as an Exhibit to the Company’s 2015 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.17‡
Aircraft Time Sharing Agreement dated as of February 16, 2023 between Quest Diagnostics Clinical Laboratories, Inc. and James E. Davis (filed as an Exhibit to the Company's 2022 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.18†
Equity Purchase Agreement, dated as of July 2, 2024, by and among the Company and 1000923563 Ontario Inc., a subsidiary of the Company, and Borealis Infrastructure Corporation, a corporation incorporated under the federal laws of Canada, BPC Health Trust, a trust organized under the laws of the Province of Ontario, LifeLabs Inc, a corporation incorporated under the federal laws of Canada, and BPC Lab Finance LP, an Ontario limited partnership (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ending June 30, 2024 and incorporated herein by reference)(Commission File Number 001-12215)

19.1
Quest Diagnostics Incorporated Policy on Securities Trading (filed as an Exhibit to the Company's 2024 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

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

97.1
Quest Diagnostics Incorporated Dodd-Frank Clawback Policy, adopted November 13, 2023 (filed as an Exhibit to the Company’s 2023 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

99.1
Fourth Amended and Restated Receivables Sale Agreement, dated as of October 28, 2015, between Quest Diagnostics Incorporated and the subsidiaries party thereto from time to time, as Sellers, and Quest Diagnostics Receivables Inc., as Buyer (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.2
Amendment No. 1 to Fourth Amended and Restated Receivables Sale Agreement, dated as of October 25, 2019 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.3
Amendment No. 2 to Fourth Amended and Restated Receivables Sale Agreement, dated as of October 19, 2023 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference) (Commission File Number 001-12215)

99.4
Sixth Amended and Restated Credit and Security Agreement, dated as of October 27, 2017 among Quest Diagnostics Receivables Inc., as Borrower, Quest Diagnostics Incorporated, as Initial Servicer, MUFG Bank, Ltd. (formerly known as The Bank of Tokyo Mitsubishi UFJ, Ltd.), as Administrative Agent, the Lenders party thereto, the financial institutions party thereto as agents for the conduit lenders (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.5
Amendment No. 1 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 26, 2018 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.6
Amendment No. 2 to Sixth Amended and Restated Credit and Security Agreement, dated as of June 14, 2019 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.7
Amendment No. 3 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 25, 2019 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 4, 2020) and incorporated herein by reference) (Commission File Number 001-12215)

99.8
Amendment No. 4 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 22, 2020 (filed as an Exhibit to the Company's 2020 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

99.9
Amendment No. 5 to Sixth Amended and Restated Credit and Security Agreement, dated as of August 13, 2021 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference) (Commission File Number 001-12215)

99.10
Amendment No. 6 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 21, 2021 (filed as an Exhibit to the Company's 2021 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

99.11
Amendment No. 7 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 20, 2022 (filed as an Exhibit to the Company's 2022 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

99.12
Amendment No. 8 to Sixth Amended and Restated Credit and Security Agreement, dated as of October 19, 2023 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference) (Commission File Number 001-12215)

99.13
Amendment No. 9 to Sixth Amended and Restated Credit and Security Agreement, dated as of August 8, 2024 (filed as an Exhibit to the Company’s 2024 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

99.14
Amendment No. 10 to Sixth Amended and Restated Credit and Security Agreement, dated as of November 20, 2024 (filed as an Exhibit to the Company’s 2024 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

99.15
Amendment No. 11 to Sixth Amended and Restated Credit and Security Agreement, dated as of April 30, 2025 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2025 and incorporated herein by reference) (Commission File Number 001-12215)

99.16*	Amendment No. 12 to Sixth Amended and Restated Credit and Security Agreement, dated as of November 20, 2025

99.17
Amendment and Restatement Agreement, dated as of April 30, 2025, relating to the Third Amended and Restated Credit Agreement dated as of November 23, 2021 (as amended, amended and restated, supplemented or otherwise modified), among Quest Diagnostics Incorporated, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2025 and incorporated herein by reference) (Commission File Number 001-12215)

99.18
Fourth Amended and Restated Credit Agreement, dated as of April 30, 2025, among Quest Diagnostics Incorporated, as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and other agents party thereto, forming Exhibit A to the Amendment and Restatement Agreement in Exhibit 99.17 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2025 and incorporated herein by reference) (Commission File Number 001-12215)

99.19
Group Joinder Agreement, among Reprosource Fertility Diagnostics, Inc., Blueprint Genetics, Inc., and Mid America Clinical Laboratories, LLC, dated as of August 13, 2021, related to the Fourth Amended and Restated Receivables Sale Agreement, dated as of October 28, 2015, among Quest Diagnostics Incorporated and certain of its subsidiaries (filed as an Exhibit to the Company’s 2022 annual report on Form 10-K and incorporated herein by reference)(Commission File Number 001-12215)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20251231.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20251231_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20251231_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20251231_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20251231_pre.xml

104	The cover page from this annual report on Form 10-K, formatted in Inline XBRL.

*	Filed herewith.

**	Furnished herewith.

‡	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
†	Certain information contained in this exhibit, marked by [***], has been omitted because it (i) is not material and (ii) is the type of information that we treat as private or confidential.

(b)Exhibits filed as part of this Report.

    The exhibit index in (a) above is incorporated herein by reference.

(c)None.

Item 16. Form 10-K Summary

    None.

Signatures

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2026.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2026.

Signature	Capacity
/s/James E. Davis James E. Davis	Chairman, Chief Executive Officer and President; (Principal Executive Officer)

/s/Sam A. Samad Sam A. Samad	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/Michael J. Deppe Michael J. Deppe	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/Robert B. Carter Robert B. Carter	Director

/s/Luis A. Diaz, Jr. Luis A. Diaz, Jr.	Director

/s/Tracey C. Doi Tracey C. Doi	Director

/s/Vicky B. Gregg Vicky B. Gregg	Director

/s/Wright L. Lassiter, III Wright L. Lassiter, III	Director

/s/Timothy L. Main Timothy L. Main	Director

/s/Denise M. Morrison Denise M. Morrison	Director

/s/Gary M. Pfeiffer Gary M. Pfeiffer	Director

/s/Timothy M. Ring Timothy M. Ring	Director

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company

    Diagnostic Information Services

    Quest Diagnostics works across the healthcare ecosystem to create a healthier world, one life at a time. Our diagnostic information services ("DIS") business provides diagnostic insights from the results of our laboratory testing to empower people, physicians, and organizations to take action to improve health outcomes. Derived from one of the world's largest databases of de-identifiable clinical lab results, our diagnostic insights reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management. In the right hands and with the right context, our diagnostic insights can inspire actions that transform lives and create a healthier world. We provide services to a broad range of customers within our primary customer channels - physicians (including those associated with accountable care organizations ("ACOs") and Federally Qualified Health Centers ("FQHCs")), hospitals, and patients and consumers. Our other customers include health plans, employers, new and emerging retail healthcare providers, government agencies, pharmaceutical companies and other commercial clinical laboratories. We offer broad access to clinical testing through a network of laboratories, patient service centers, phlebotomists in physician offices, and our connectivity resources, including call centers and mobile phlebotomists, nurses and other health and wellness professionals. Our large in-house staff of medical and scientific experts, including medical directors, scientific directors, genetic counselors and board-certified geneticists, provide medical and scientific consultation to healthcare providers and patients regarding our tests and test results, and help them best utilize our services to improve outcomes and enhance satisfaction. During 2025, we processed approximately 244 million test requisitions through our extensive laboratory network.

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

2025 Highlights

	Year Ended December 31,
	2025	2024	2023
	(dollars in millions, except per share data)
Net revenues	$11,035	$9,872	$9,252
DIS revenues	$10,785	$9,614	$8,976
Revenue per requisition change	0.1%	1.3%	(5.9)%
Requisition volume change	12.3%	5.5%	(0.6)%
Organic requisition volume change	3.4%	0.7%	(1.0)%
DS revenues	$250	$258	$276
Operating income	$1,556	$1,346	$1,262
Net income attributable to Quest Diagnostics	$992	$871	$854
Diluted earnings per share	$8.75	$7.69	$7.49
Net cash provided by operating activities	$1,886	$1,334	$1,272
Capital expenditures	$527	$425	$408

    For further discussion of the year-over-year changes for the year ended December 31, 2025 compared to the year ended December 31, 2024, see "Results of Operations" below.

Acquisitions

    Acquisition of select testing assets of Spectra Laboratories

    During February 2025, we entered into a definitive agreement to acquire select clinical testing assets and select dialysis-related water testing assets of Fresenius Medical Care's wholly-owned Spectra Laboratories, a leading provider of renal-specific laboratory testing services in the United States. During August 2025, the acquisition of the select clinical testing assets closed and during November 2025 the acquisition of the select dialysis-related water testing assets closed. We paid $84 million of aggregate cash consideration for the businesses. The acquired businesses are included in our DIS business.

    For further details, see Note 6 to the audited consolidated financial statements.

Invigorate Program

    We are engaged in a multi-year program called Invigorate, which includes structured plans to drive savings and improve productivity across the value chain, including in such areas as patient services, logistics and laboratory operations, revenue services, information technology and procurement. The Invigorate program aims to deliver 3% annual cost savings and productivity improvements to partially offset pressures from an inflationary environment, including labor and benefit cost increases and reimbursement pressures. We are leveraging automation and artificial intelligence to improve productivity and also improve quality across our entire value chain, not just in the laboratory. Other areas of focus include reducing denials and patient concessions, and enhancing the digital experience.

    For the year ended December 31, 2025, we incurred $53 million of pre-tax charges in connection with restructuring and integration activities, including $28 million of employee separation costs, with the remainder including integration costs. Most of the charges will result in cash expenditures. Additional restructuring and integration charges may be incurred in future periods, including as we identify additional opportunities to achieve further savings and productivity improvements.

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

    Healthcare market participants, including health plans and governments, are focusing on controlling costs, including potentially by reducing reimbursement for healthcare services, changing reimbursement for healthcare services (including but not limited to a shift from fee-for-service to capitation), changing medical coverage policies (e.g., healthcare benefits design), denying coverage for services, requiring preauthorization of laboratory testing, requiring co-pays, introducing laboratory spend management utilities and payment and patient care innovations such as ACOs and patient-centered medical homes. In recent years, there has been an ongoing trend of rising patient responsibility which has resulted in an increase in our reserves for patient price concessions. As health plans and government programs require greater levels of patient cost-sharing, our patient price concessions may continue to be negatively impacted and adversely impact our results of operations. There could be a shift to capitation arrangements where we agree to a predetermined monthly reimbursement rate for each member enrolled in a restricted plan, generally regardless of the number or cost of services provided by us. In 2025 and 2024, we derived approximately 8% and 5%, respectively, of our consolidated net revenues from capitated payment arrangements and in 2025 and 2024, we derived approximately 15% and 11%, respectively, of our testing volume from capitated payment arrangements.

    The political environment impacting healthcare regulation in the United States continues to be uncertain. The services that we offer and our result of operations could be adversely affected by legislative, enforcement, regulatory and public policy changes at the federal or state level, many of which we cannot anticipate at this time.

    Historically, the Medicare Clinical Laboratory Fee Schedule ("CLFS") and the Medicare Physician Fee Schedule established under Part B of the Medicare program have been subject to change, including each year. Pursuant to The Protecting
Access to Medicare Act of 2014 ("PAMA"), reimbursement rates for many clinical laboratory tests provided under Medicare were reduced during 2018 - 2020. Starting in 2020, Congress has repeatedly acted to delay PAMA implementation by delaying the next round of data reporting (2020-2026) and Medicare cuts (2021-2026). Congress introduced legislation in 2025, the Results Act, which would reform PAMA and create a true market-based CLFS.

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

    In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA and other possible legislation is expected to impact healthcare providers in the United States, including us, primarily through changes to Medicaid and the Affordable Care Act (“ACA”). These changes could lead to reduced funding, increased regulatory burdens and potential shifts in patient populations among payer types and utilization. Additional federal and state guidance is expected to be issued in order to implement the various provisions of the OBBBA, many of which have effective dates in 2027 and 2028. In addition, the enhanced Premium Tax Credits (“PTC”) that were part of the Inflation Reduction Act of 2022, which have helped drive an increase in Individual Public Exchange enrollment, expired at the end of 2025 and such expiration could also have an impact on patient populations and result in shifts among payer types and utilization.

    Revenues generated under Medicaid and managed Medicaid programs, and through the ACA related Exchange Plans, represented approximately 8% and less than 5%, respectively, of consolidated revenues for 2025. Based on the provisions of the new legislation (including various effective dates), we currently believe that the OBBBA, and expiration of the enhanced PTCs, are not expected to have a material impact on our consolidated revenues for 2026. In addition, we currently estimate that for 2026 through 2028 the OBBBA and the expiration of the enhanced PTCs at the end of 2025 could reduce our consolidated revenues by up to 50-60 basis points by 2028, compared to 2025, primarily reflecting the impact on our ACA related Exchange Plans revenues.

    While the impacts outlined above represent our current estimates, we continue to assess the impact of the OBBBA and the expiration of the enhanced PTCs on our outlook for 2026 through 2028.

    The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which leads to lower cash tax payments. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. The tax provisions of the legislation did not have a material impact on our statement of operations. Our consolidated deferred income tax liabilities as of December 31, 2025 and 2024 were $354 million and $278 million, respectively. The increase was principally due to the domestic research cost expensing and bonus depreciation elements of the OBBBA.

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

    The following table shows the approximate percentage of our total requisition volume and net revenues associated with our DIS business during 2025 applicable to each payer customer group:

	% of	% of
	Total	Consolidated
	Volume	Net Revenues

Healthcare insurers	43%	39%
Government payers	17	16
Client payers	37	31
Patients *	1	12
Total DIS	98%	98%

*Patients revenue includes coinsurance and deductible responsibilities; but volume associated with such revenue is reported under Healthcare insurers.

    The following table shows net accounts receivable as of December 31, 2025 applicable to each payer customer group:

% of
Consolidated
Net Accounts
Receivable

Healthcare insurers	27%
Government payers	8
Client payers	43
Patients (including coinsurance and deductible responsibilities)	20
Total DIS	98%

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

    Client payers

    Client payers include physicians, hospitals, employers, new and emerging retail healthcare providers, pharmaceutical companies and other commercial clinical laboratories and institutions for which services are performed on a wholesale basis, and are billed based on a negotiated fee schedule. Credit risk and ability to pay are more of a consideration for these payers than healthcare insurers and government payers. Collection of consideration we expect to receive generally occurs within 60 to 90 days of billing.

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

    Accounting for and recoverability of goodwill

    We do not amortize goodwill, but evaluate the recoverability and measure the potential impairment of our goodwill annually, or more frequently, in the case of other events that indicate a potential impairment. We identified the following reporting units for goodwill impairment testing in 2025:

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

    We perform our annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2025, we performed a qualitative assessment for our DIS and risk assessment services reporting units. Based on the totality of the information available for each reporting unit, we concluded that it was more likely than not that the estimated fair values were greater than the carrying values of the reporting values, and as such, no further analysis was required. As a sensitivity, in conjunction with the most recent quantitative test performed for the year ended December 31, 2023, if the estimated fair values of each of our reporting units decreased by 10%, we would have concluded that our goodwill was not impaired. However, DS revenues for the year ended December 31, 2025 decreased by 3.3% compared to the prior year primarily due to lower revenues associated with our risk assessment services offered to insurers. Therefore, we will continue to closely monitor the risk assessment services reporting unit for potential impairment going forward.

Results of Operations

    For a comparison of results of operations for the year ended December 31, 2024 compared to December 31, 2023, along with the results of operations for the year ended December 31, 2023, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Result of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024. See "Available Information."

    Basis of Presentation

    Our DIS business currently represents our one reportable business segment. The DIS business for the years ended December 31, 2025 and 2024 accounted for greater than 95% of our consolidated net revenues. Our other operating segments consist of our DS businesses. For further details regarding our business segment information, see Note 19 to the audited consolidated financial statements.

    Results of Operations

    The following table sets forth certain results of operations data for the periods presented:

	2025	2024	$ Change	% Change
	(dollars in millions, except per share data)
Net revenues:
DIS business	$10,785	$9,614	$1,171	12.2%
DS businesses	250	258	(8)	(3.3)
Total net revenues	$11,035	$9,872	$1,163	11.8%

Operating costs and expenses and other operating income:
Cost of services	$7,370	$6,628	$742	11.2%
Selling, general and administrative	1,967	1,770	197	11.1
Amortization of intangible assets	154	127	27	20.8
Other operating (income) expense, net	(12)	1	(13)	NM
Total operating costs and expenses, net	$9,479	$8,526	$953	11.2%

Operating income	$1,556	$1,346	$210	15.6%

Other income (expense):
Interest expense, net	$(264)	$(201)	$(63)	31.5%
Other income, net	26	30	(4)	NM
Total non-operating expense, net	$(238)	$(171)	$(67)	NM

Income tax expense	$(314)	$(273)	$(41)	14.9%
Effective income tax rate	23.8%	23.2%

Equity in earnings of equity method investees, net of taxes	$42	$19	$23	120.5%

Net income attributable to Quest Diagnostics	$992	$871	$121	13.9%

Diluted earnings per share attributable to Quest Diagnostics’ common stockholders	$8.75	$7.69	$1.06	13.8%

NM - Not Meaningful

    The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	2025	2024

Net revenues:
DIS business	97.7%	97.4%
DS businesses	2.3	2.6
Total net revenues	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	66.8%	67.2%
Selling, general and administrative	17.8	17.9
Amortization of intangible assets	1.4	1.3
Other operating (income) expense, net	(0.1)	—
Total operating costs and expenses, net	85.9%	86.4%

Operating income	14.1%	13.6%

    Operating Results

    Results for the year ended December 31, 2025 were affected by certain items that on a net basis decreased diluted earnings per share by $1.10 as follows:
•pre-tax amortization expense of $154 million (recorded in amortization of intangible assets) or $1.01 per diluted share;
•pre-tax charges of $53 million ($12 million recorded in cost of services, $40 million recorded in selling, general and administrative expenses and $1 million in other operating (income) expense, net), or $0.39 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $52 million, or $0.34 per diluted share, ($29 million recorded in other operating (income) expense, net for an impairment charge on certain long-lived assets related to the exit of a business; and $7 million and $15 million recorded in selling, general and administrative expenses and other operating (income) expense, net, respectively, for charges to earnings related to legal matters); partially offset by
•pre-tax gains of $54 million ($46 million recorded in other operating (income) expense, net and $8 million recorded in equity in earnings of equity method investees, net of taxes), or $0.36 per diluted share, from a $46 million payroll tax credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") associated with the retention of employees and an $8 million non-recurring gain related to a lease;
•a pre-tax gain of $10 million (recorded in other operating (income) expense, net), or $0.09 per diluted share, associated with the decrease in the fair value of the contingent consideration accrual associated with previous acquisitions;
•pre-tax gains of $4 million (principally recorded in other income, net), or $0.03 per diluted share, representing net gains associated with changes in the carrying value of our strategic investments, and
•$18 million of excess tax benefits associated with stock-based compensation arrangements (recorded in income tax expense), or $0.16 per diluted share.

    Results for the year ended December 31, 2024 were affected by certain items that on a net basis decreased diluted earnings per share by $1.24 as follows:
•pre-tax amortization expense of $127 million (recorded in amortization of intangible assets), or $0.84 per diluted share;
•pre-tax net charges of $62 million ($27 million recorded in cost of services and $37 million recorded in selling, general and administrative expenses, partially offset by a $2 million gain recorded in other operating (income) expense, net), or $0.42 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business;

•pre-tax charges of $15 million (recorded in equity in earnings of equity method investees, net of taxes), or $0.10 per diluted share, representing net losses associated with changes in the carrying value of our strategic investments; and
•pre-tax charges of $6 million ($2 million recorded in cost of services, $2 million recorded in selling, general and administrative expenses and $2 million recorded in other operating (income) expense, net), or $0.04 per diluted share, including an increase in the fair value of the contingent consideration accrual associated with previous acquisitions; partially offset by
•pre-tax gains of $12 million (recorded in other income, net), or $0.08 per diluted share, principally representing a non-recurring gain associated with a foreign exchange forward contract utilized in conjunction with an acquisition, and
•$9 million of excess tax benefits associated with stock-based compensation arrangements (recorded in income tax expense), or $0.08 per diluted share.

    Net Revenues

    Net revenues for the year ended December 31, 2025 increased by 11.8% compared to the prior year. For the year ended December 31, 2025, organic growth was 5.3% compared to the prior year.

    DIS revenues for the year ended December 31, 2025 increased by 12.2% compared to the prior year. For the year ended December 31, 2025:

•The increase in DIS revenues compared to the prior year was driven by both organic growth and the impact of recent acquisitions. For the year ended December 31, 2025, recent acquisitions contributed approximately 6.7% to DIS revenues.
•DIS volume increased by 12.3% compared to the prior year primarily driven by the impact of recent acquisitions, which contributed approximately 8.9% to DIS volume, with organic volume up by 3.4%.
•Revenue per requisition increased by 0.1% compared to the prior year as an increase in the number of tests per requisition and favorable test mix were offset by the impact of the acquisition of LifeLabs, which has a lower revenue per requisition. On an organic basis, revenue per requisition increased 2.4% during the period.

    DS revenues for the year ended December 31, 2025 decreased by 3.3% compared to the prior year primarily due to lower revenues associated with our risk assessment services offered to insurers.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    Cost of services increased by $742 million for the year ended December 31, 2025 compared to the prior year. The increase was primarily driven by the impact of recent acquisitions, wage increases, and, to a lesser extent, higher supplies expense, partially offset by cost savings and productivity improvements from our Invigorate program.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consists principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support, as well as administrative facility costs.

    SG&A increased by $197 million for the year ended December 31, 2025 compared to the prior year. The increase was primarily driven by the impact of recent acquisitions and, to a lesser extent, higher compensation costs and higher depreciation expense.

    The changes in the value of our deferred compensation obligations is largely offset by changes in the value of the associated investments, which are recorded in other income, net. For further details regarding our deferred compensation plans, see Note 17 to the audited consolidated financial statements.

    Amortization of Intangible Assets

    For the year ended December 31, 2025, amortization expense was $27 million higher than the prior year as a result of recent acquisitions.

    Other Operating (Income) Expense, Net

    Other operating (income) expense, net includes miscellaneous income and expense items and other charges related to operating activities.

    For the year ended December 31, 2025, other operating (income) expense, net includes a $46 million gain from a payroll tax credit under the CARES Act associated with the retention of employees and $10 million of gains associated with the decrease in the fair value of the contingent consideration accrual associated with previous acquisitions.

    Additionally, during the year ended December 31, 2025, we recorded an impairment charge of $29 million on certain long-lived assets related to the exit of a business and $15 million of charges to earnings related to legal matters.

    Interest Expense, Net

    Interest expense, net increased by $63 million for the year ended December 31, 2025, compared to the prior year, primarily due to the issuance in August 2024 of $1.85 billion of senior notes.

    Other Income, Net

    Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the year ended December 31, 2025, other income, net included $19 million of gains associated with investments in our deferred compensation plans and $7 million of gains associated with changes in the carrying value of our strategic investments.

    For the year ended December 31, 2024, other income, net included $18 million of gains associated with investments in our deferred compensation plans and an $8 million gain associated with a foreign exchange forward contract utilized in conjunction with an acquisition.

    Income Tax Expense

    Income tax expense for the years ended December 31, 2025 and 2024 was $314 million and $273 million, respectively. The increase in income tax expense compared to the prior year was driven by an increase in income before income taxes and equity in earnings of equity method investees.

    The effective income tax rate for the years ended December 31, 2025 and 2024 was 23.8% and 23.2%, respectively. The effective income tax rates benefited from $18 million and $9 million of excess tax benefits associated with stock-based compensation arrangements for the years ended December 31, 2025 and 2024, respectively.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    For the year ended December 31, 2025, there was a $23 million increase in equity in earnings of equity method investees, net of taxes, compared to the prior year primarily due to the year ended December 31, 2025 including an $8 million non-recurring gain related to a lease and the year ended December 31, 2024 including $15 million of net losses associated with changes in the carrying value of our strategic investments.

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

    As of December 31, 2025 and 2024, the fair value of our debt was estimated at approximately $5.7 billion and $6.1 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of December 31, 2025 and 2024, the estimated fair value was more than (less than) the carrying value of the debt by $59 million and $(112) million, respectively. A hypothetical 10% increase in interest rates (representing 44 basis points as of December 31, 2025 and 35 basis points as of December 31, 2024) would potentially reduce the estimated fair value of our debt by approximately $135 million and $184 million as of December 31, 2025 and 2024, respectively.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either commercial paper rates for highly rated issuers or the adjusted Term Secured Overnight Financing Rate ("Term SOFR"), plus a spread. Interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates and changes in our public debt ratings. As of December 31, 2025, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly rated issuers or the adjusted Term SOFR, plus a spread of 0.80%; and for our senior unsecured revolving credit facility, the adjusted Term SOFR, plus 1.00%. As of December 31, 2025, there were no borrowings outstanding under either our $600 million secured receivables credit facility or our $750 million senior unsecured revolving credit facility.

    The notional amount of fixed-to-variable interest rate swaps outstanding as of December 31, 2025 and 2024 was $1.8 billion and $700 million, respectively. The aggregate fair value of the fixed-to-variable interest rate swaps was $14 million and $(34) million, in an asset (liability) position, as of December 31, 2025 and 2024, respectively.

    Based on our net exposure to interest rate changes, a hypothetical 10% change to the variable rate component of our variable rate indebtedness would not materially change our annual interest expense. A hypothetical 10% change in the SOFR curve (representing a 37 basis points change in the weighted average yield) would potentially change the fair value of our fixed-to-variable interest rate swaps by $43 million.

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

    We regularly evaluate equity investments that do not have readily determinable fair values to determine if there are any indicators that the investments are impaired. The carrying value of our equity investments that do not have readily determinable fair values was $47 million as of December 31, 2025. In conjunction with the preparation of our audited consolidated financial statements for the year ended December 31, 2025, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

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

Liquidity and Capital Resources

	2025	2024	$ Change
	(dollars in millions)
Net cash provided by operating activities	$1,886	$1,334	$552
Net cash used in investing activities	(631)	(2,548)	1,917
Net cash (used in) provided by financing activities	(1,388)	1,084	(2,472)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	4	(7)	11
Net change in cash and cash equivalents and restricted cash	$(129)	$(137)	$8

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments. Cash and cash equivalents as of December 31, 2025 and 2024 totaled $420 million and $549 million, respectively.

    As of December 31, 2025, approximately 20% of our $420 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the year ended December 31, 2025 was $1.9 billion and increased $552 million compared to the prior year primarily as a result of increased operating income, changes in working capital, decreased income tax payments primarily due to the OBBBA (see above for further discussion) and the payroll tax credit under the CARES Act.

    Days sales outstanding ("DSO"), a measure of billing and collection efficiency, was 48 days as of both December 31, 2025 and 2024.

    Cash Flows from Investing Activities

    Net cash used in investing activities for the years ended December 31, 2025 and 2024 was $631 million and $2.5 billion, respectively. The $1.9 billion decrease in net cash used in investing activities for the year ended December 31, 2025, compared to the prior year period, was primarily a result of decreased cash used for business acquisitions, partially offset by higher capital expenditures.

    Cash Flows from Financing Activities

    Net cash (used in) provided by financing activities for the year ended December 31, 2025 was $(1.4) billion, compared to $1.1 billion for the year ended December 31, 2024. The year ended December 31, 2025 included the repayment in full of the outstanding indebtedness under our $600 million of 3.50% senior notes at maturity and $450 million of share repurchases of our common stock. The year ended December 31, 2024 included the issuance of $1.85 billion of senior notes during August 2024, partially offset by the repayment in full of the outstanding indebtedness under our $300 million of 4.25% senior notes at maturity and $151 million of share repurchases of our common stock.

    During the year ended December 31, 2025, we borrowed $410 million under our secured receivables credit facility, which was repaid prior to December 31, 2025. During the year ended December 31, 2025, there were no borrowings or repayments under our senior unsecured revolving credit facility.

    During the year ended December 31, 2024, there were no borrowings or repayments under our secured receivables credit facility or our senior unsecured revolving credit facility.

    For details regarding our debt and related transactions, see Note 13 to the audited consolidated financial statements.

    Dividend Program

    During each of the four quarters of 2025, our Board of Directors declared a quarterly cash dividend of $0.80 per common share. During each of the four quarters of 2024, our Board of Directors declared a quarterly cash dividend of $0.75 per common share. In February 2026, we announced that our Board of Directors authorized a 7.5% increase in our quarterly cash dividend from $0.80 to $0.86 per share, or $3.44 per share annually, commencing with the dividend payable in April 2026.

    Share Repurchases

    As of December 31, 2025, $0.4 billion remained available under our share repurchase authorization. In February 2026, our Board of Directors authorized us to repurchase an additional $1 billion of our common stock. The share repurchase authorization has no set expiration or termination date.

    For the year ended December 31, 2025, we repurchased 2.5 million shares of our common stock for $452 million.

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

    In conjunction with the preparation of our audited consolidated financial statements for the year ended December 31, 2025, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed.

    Requirements and Capital Resources

    We estimate that we will invest approximately $550 million during 2026 for capital expenditures to support and grow our existing operations, principally related to investments in laboratory equipment and facilities, including laboratory automations and information technology to support our diagnostic offerings.

    We have $500 million of 3.45% senior notes due June 2026.

    In February 2025, we committed to a multi-year project ("Project Nova") to modernize our "Order to Cash" business processes including related information technology infrastructure and underlying enabling technologies. We are partnering with Epic, a third-party licensor, to assist in the implementation of Project Nova. We expect to deliver value throughout the implementation of Project Nova as it unlocks a variety of streamlined operational benefits, reduced technology-related operating costs, accelerated revenue opportunities and improvements to the customer and patient experience. Total project-related cash expenditures are estimated to be approximately $250 million to $310 million with approximately 60% consisting of capital expenditures and; the remainder consisting of operating expenses (primarily related to system conversion costs, compensation costs associated with team members dedicated to the project, and program management and training costs) to be incurred over the life of the project with the final phases expected to be completed in the 2031 to 2032 timeframe. We expect to fund the Project Nova-related expenditures with cash from operations. For 2026, total project-related cash expenditures are estimated to be approximately $60 million. Annual financial benefits are projected to increase over time as major elements of the project are completed, generating an appropriate return on investment.

    As of December 31, 2025, we had $1.3 billion of borrowing capacity available under our existing credit facilities, including $522 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings under these credit facilities as of December 31, 2025. In support of our risk management program, $78 million in letters of credit under the secured receivables credit facility were outstanding as of December 31, 2025.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of December 31, 2025, we were in compliance with all such applicable financial covenants.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    The management of the Company, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2025 is effective.

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

    PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, audited the Company's internal control over financial reporting as of December 31, 2025 and issued their audit report on the Company's internal control over financial reporting included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Quest Diagnostics Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Quest Diagnostics Incorporated and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Diagnostic Information Services (DIS) Business Accounts Receivable - Contractual Allowances

As described in Note 3 to the consolidated financial statements, management estimates the amount of consideration the Company expects to be entitled to receive from payer customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials) and patient price concessions. The Company's consolidated accounts receivable, net of allowance for credit losses, balance as of December 31, 2025 was $1,408 million, of which a significant portion related to the DIS business. Net revenues recognized from healthcare insurers and government payers consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers, which considers historical denial and collection experience and, additionally for healthcare insurers, the terms of the Company’s contractual arrangements. The process for estimating revenues and the ultimate collection of accounts receivable associated with the DIS business involves significant judgment and estimation.

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

/s/	PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 26, 2026

We have served as the Company’s auditor since 1995.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2025 AND 2024
(in millions, except per share data)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$420	$549
Accounts receivable, net of allowance for credit losses of $25 and $29 as of December 31, 2025 and 2024, respectively	1,408	1,304
Inventories	189	188
Prepaid expenses and other current assets	361	351
Total current assets	2,378	2,392
Property, plant and equipment, net	2,203	2,113
Operating lease right-of-use assets	657	651
Goodwill	8,945	8,856
Intangible assets, net	1,636	1,763
Investments in equity method investees	136	123
Other assets	270	255
Total assets	$16,225	$16,153

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,600	$1,394
Current portion of long-term debt	504	602
Current portion of long-term operating lease liabilities	174	173
Total current liabilities	2,278	2,169
Long-term debt	5,167	5,615
Long-term operating lease liabilities	537	535
Other liabilities	957	938
Commitments and contingencies
Redeemable noncontrolling interest	80	83
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both December 31, 2025 and 2024; 162 shares issued as of both December 31, 2025 and 2024	2	2
Additional paid-in capital	2,381	2,361
Retained earnings	9,994	9,360
Accumulated other comprehensive loss	(27)	(88)
Treasury stock, at cost; 52 shares and 51 shares as of December 31, 2025 and 2024, respectively	(5,180)	(4,857)
Total Quest Diagnostics stockholders’ equity	7,170	6,778
Noncontrolling interests	36	35
Total stockholders’ equity	7,206	6,813
Total liabilities and stockholders’ equity	$16,225	$16,153

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(in millions, except per share data)

	2025	2024	2023

Net revenues	$11,035	$9,872	$9,252

Operating costs and expenses and other operating income:
Cost of services	7,370	6,628	6,199
Selling, general and administrative	1,967	1,770	1,642
Amortization of intangible assets	154	127	108
Other operating (income) expense, net	(12)	1	41
Total operating costs and expenses, net	9,479	8,526	7,990

Operating income	1,556	1,346	1,262

Other income (expense):
Interest expense, net	(264)	(201)	(152)
Other income, net	26	30	20
Total non-operating expense, net	(238)	(171)	(132)

Income before income taxes and equity in earnings of equity method investees	1,318	1,175	1,130
Income tax expense	(314)	(273)	(248)
Equity in earnings of equity method investees, net of taxes	42	19	26
Net income	1,046	921	908
Less: Net income attributable to noncontrolling interests	54	50	54
Net income attributable to Quest Diagnostics	$992	$871	$854

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$8.87	$7.78	$7.59

Diluted	$8.75	$7.69	$7.49

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(in millions)

	2025	2024	2023

Net income	$1,046	$921	$908

Other comprehensive income (loss):
Foreign currency translation adjustment	62	(76)	5
Net deferred (losses) gains on cash flow hedges, net of taxes	(1)	2	2
Other comprehensive income (loss)	61	(74)	7

Comprehensive income	1,107	847	915
Less: Comprehensive income attributable to noncontrolling interests	54	50	54
Comprehensive income attributable to Quest Diagnostics	$1,053	$797	$861

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(in millions)

	2025	2024	2023
Cash flows from operating activities:
Net income	$1,046	$921	$908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	570	493	439
Provision for credit losses	3	5	1
Deferred income tax provision (benefit)	105	13	(49)
Stock-based compensation expense	88	88	77
Other, net	24	15	41
Changes in operating assets and liabilities:
Accounts receivable	(106)	(71)	(15)
Accounts payable and accrued expenses	129	(67)	(55)
Income taxes payable	24	16	(2)
Other assets and liabilities, net	3	(79)	(73)
Net cash provided by operating activities	1,886	1,334	1,272

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(101)	(2,164)	(611)
Capital expenditures	(527)	(425)	(408)
Other investing activities, net	(3)	41	(42)
Net cash used in investing activities	(631)	(2,548)	(1,061)

Cash flows from financing activities:
Proceeds from borrowings	410	1,846	2,592
Repayments of debt	(1,012)	(303)	(1,844)
Purchases of treasury stock	(450)	(151)	(275)
Exercise of stock options	79	73	72
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(45)	(24)	(28)
Dividends paid	(353)	(331)	(314)
Distributions to noncontrolling interest partners	(56)	(47)	(57)
Other financing activities, net	39	21	14
Net cash (used in) provided by financing activities	(1,388)	1,084	160

Effect of exchange rate changes on cash and cash equivalents and restricted cash	4	(7)	—

Net change in cash and cash equivalents and restricted cash	(129)	(137)	371
Cash and cash equivalents and restricted cash, beginning of year	549	686	315
Cash and cash equivalents and restricted cash, end of year	$420	$549	$686

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(in millions)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Out- standing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock-holders’ Equity
Balance, December 31, 2022	111	$2	$2,295	$8,290	$(21)	$(4,673)	$37	$5,930
Net income				854			49	903
Other comprehensive income, net of tax					7			7
Dividends declared				(319)				(319)
Distributions to noncontrolling interest partners							(51)	(51)
Issuance of common stock under benefit plans	1		(39)			66		27
Stock-based compensation expense			77					77
Exercise of stock options	1		(3)			75		72
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(10)			(18)		(28)
Purchases of treasury stock	(2)					(276)		(276)
Balance, December 31, 2023	111	$2	$2,320	$8,825	$(14)	$(4,826)	$35	$6,342
Net income				871			43	914
Other comprehensive loss, net of tax					(74)			(74)
Dividends declared				(336)				(336)
Distributions to noncontrolling interest partners							(43)	(43)
Issuance of common stock under benefit plans			(38)			64		26
Stock-based compensation expense			88					88
Exercise of stock options	1					73		73
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(6)			(18)		(24)
Acquisition of additional ownership interest in subsidiary			(3)					(3)
Purchases of treasury stock	(1)					(150)		(150)
Balance, December 31, 2024	111	$2	$2,361	$9,360	$(88)	$(4,857)	$35	$6,813
Net income				992			47	1,039
Other comprehensive income, net of tax					61			61
Dividends declared				(358)				(358)
Distributions to noncontrolling interest partners							(46)	(46)
Issuance of common stock under benefit plans	1		(51)			78		27
Stock-based compensation expense			88					88
Exercise of stock options	1		3			76		79
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(20)			(25)		(45)
Purchases of treasury stock	(3)					(452)		(452)
Balance, December 31, 2025	110	$2	$2,381	$9,994	$(27)	$(5,180)	$36	$7,206

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions unless otherwise indicated)

1.    DESCRIPTION OF BUSINESS

    Background

    Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") work across the healthcare ecosystem to create a healthier world, one life at a time. The Company's diagnostic information services ("DIS") business provides diagnostic insights from the results of its laboratory testing to empower people, physicians, and organizations to take action to improve health outcomes. Derived from one of the world's largest databases of de-identifiable clinical lab results, the diagnostic insights reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management. In the right hands and with the right context, the diagnostic insights can inspire actions that transform lives and create a healthier world. The Company provides services to a broad range of customers within its primary customer channels - physicians (including those associated with accountable care organizations ("ACOs") and Federally Qualified Health Centers ("FQHCs")), hospitals, and patients and consumers. Other customers include health plans, employers, new and emerging retail healthcare providers, government agencies, pharmaceutical companies and other commercial clinical laboratories. The Company offers broad access to clinical testing through a network of laboratories, patient service centers, phlebotomists in physician offices, and connectivity resources, including call centers and mobile phlebotomists, nurses and other health and wellness professionals. The Company's large in-house staff of medical and scientific experts, including medical directors, scientific directors, genetic counselors and board-certified geneticists, provide medical and scientific consultation to healthcare providers and patients regarding the Company's tests and test results, and help them best utilize Quest Diagnostics' services to improve outcomes and enhance satisfaction. The Company's Diagnostic Solutions ("DS") group, which represents the balance of the Company's consolidated net revenues, includes the Company's risk assessment services business, which offers solutions for insurers, and the Company's healthcare information technology businesses, which offer solutions for healthcare providers and payers.

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

    Revenue Recognition

    The Company recognizes as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods sold or services rendered primarily upon completion of the testing process (when results are reported) or when services have been rendered (see Note 3). Net revenues from Medicare and Medicaid programs were approximately 11% of the Company's consolidated net revenues for each of the years ended December 31, 2025, 2024 and 2023. Net revenues from government programs in Canada were approximately 5% and 2% of the Company's consolidated net revenues for the years ended December 31, 2025 and 2024, respectively.

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

    Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments, accounts receivable and derivative financial instruments. The Company's policy is to place its cash, cash equivalents and short-term investments in highly-rated financial instruments and institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company's payers and their dispersion across many different geographic regions, and credit risk is concentrated among certain payers who are large buyers of the Company's services. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company has receivables due from federal, state and foreign governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal, state and foreign governments, and payment is primarily dependent on submitting appropriate documentation timely. As of December 31, 2025 and 2024, receivables due from government payers under the Medicare and Medicaid programs represented approximately 7% and 6%, respectively, of the Company's consolidated net accounts receivable. As of both December 31, 2025 and 2024, receivables due from Canadian government payers represented approximately 1% of the Company's consolidated net accounts receivable. The portion of the Company's accounts receivable due from patients comprises the largest portion of credit risk. As of both December 31, 2025 and 2024, receivables due from patients represented approximately 20% of the Company's consolidated net accounts receivable. The Company applies assumptions and judgments including historical collection experience (including the period of time that

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

the receivables have been outstanding) for assessing collectability and determining net revenues and accounts receivable from patients.

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

    Property, Plant and Equipment

    Property, plant and equipment is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed as incurred for preliminary project activities and post-implementation activities. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll-related costs for employees who are directly associated with the internal-use software project, and interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs for maintenance and training are expensed as incurred. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the expected useful lives of the assets. Depreciation and amortization are principally provided on the straight-line method over expected useful asset lives as of December 31, 2025 as follows:

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

    The Company performs its annual impairment test during the fourth quarter of the fiscal year. For the years ended December 31, 2025 and 2024, the Company performed a qualitative impairment test and, based on the totality of information available for the reporting units, the Company concluded that it was more likely than not that the estimated fair values of the reporting units were greater than the carrying values of the reporting units and, as such, no further analysis was required.

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

    Based upon the Company’s most recent annual impairment tests completed during the fourth quarter of the years ended December 31, 2025 and 2024, the Company concluded that indefinite-lived intangible assets were not impaired.

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

    Investments

    The Company's investments (except for those accounted for under the equity method of accounting) include:

•Equity investments with readily determinable fair values, including investments comprised mostly of strategic holdings in companies concentrated in the life sciences and healthcare industries; as well as participant-directed investments of deferred employee compensation and related Company matching contributions held in trusts pursuant to the Company's supplemental deferred compensation plans (see Note 17). These investments are measured at fair value with both realized and unrealized gains and losses recorded in current earnings within other income, net in the consolidated statements of operations. For the years ended December 31, 2025, 2024 and 2023, gains/(losses) from all equity investments with readily determinable fair values totaled $19 million, $18 million, and $20 million, respectively. See Note 7 for a discussion of the fair value of such investments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

•Equity investments that do not have readily determinable fair values consist of investments in preferred and common shares of privately held companies. These investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company regularly evaluates these equity investments to determine if there are any indicators that the investment is impaired; no impairment charges were recognized related to these investments for the years ended December 31, 2025, 2024 and 2023. The carrying value of these investments was $47 million and $37 million as of December 31, 2025 and 2024, respectively. Such amounts were included in other assets in the consolidated balance sheet.
•Available-for-sale debt securities of privately-held companies. These investments are measured at fair value with unrealized gains and losses presented in other comprehensive income (loss). No such investments existed as of December 31, 2025 and 2024.

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

    Advertising Costs

    Advertising costs are expensed as incurred. For the years ended December 31, 2025, 2024 and 2023, advertising costs were $35 million, $28 million and $31 million, respectively.

    New Accounting Standards

    In December 2023, the Financial Accounting Standards Board ("FASB") issued a new accounting standard which requires companies to make additional income tax disclosures. The pronouncement was effective for annual filings for the year ended December 31, 2025. The adoption of this standard, which the Company adopted on a retrospective basis, did not have a material impact on the Company's results of operations, financial position or cash flows. See Note 8 for the additional disclosures.

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

    In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which leads to lower cash tax payments. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. The tax provisions of the legislation did not have a material impact on the Company’s statement of operations. The Company's consolidated deferred income tax liabilities as of December 31, 2025 and 2024 were $354 million and $278 million, respectively. The increase was principally due to the domestic research cost expensing and bonus depreciation elements of the OBBBA.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

3.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for greater than 95% of the Company’s consolidated net revenues for the years ended December 31, 2025, 2024 and 2023 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligation and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from payer customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions, as discussed below. The portfolios determined using the portfolio approach consist of the following groups of payer customers: healthcare insurers, government payers, client payers and patients. Contracts in the DIS business do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.

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

    Client Payers

    Client payers include physicians, hospitals, employers, new and emerging retail healthcare providers, pharmaceutical companies and other commercial clinical laboratories and institutions for which services are performed on a wholesale basis, and are billed based on negotiated fee schedules. Credit risk and ability to pay are more of a consideration for these payers than healthcare insurers and government payers. Collection of consideration the Company expects to receive generally occurs within 60 to 90 days of billing.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The approximate percentage of net revenues by type of payer customer was as follows:

	Year Ended December 31,
	2025	2024	2023
Healthcare insurers:
Fee-for-service	36%	37%	37%
Capitated	3	3	3
Total healthcare insurers	39	40	40
Government payers (principally fee-for-service)	16	13	11
Client payers	31	33	34
Patients (including coinsurance and deductible responsibilities)	12	11	12
Total DIS	98	97	97
DS	2	3	3
Net revenues	100%	100%	100%

    For the years ended December 31, 2025, 2024 and 2023, substantially all of the Company’s services were provided within the United States.

    The approximate percentage of net accounts receivable by type of payer customer as of December 31, 2025 and 2024 was as follows:

	2025	2024

Healthcare insurers	27%	26%
Government payers	8	7
Client payers	43	45
Patients (including coinsurance and deductible responsibilities)	20	20
Total DIS	98	98
DS	2	2
Net accounts receivable	100%	100%

    The following table summarizes the activity for the Company's allowance for credit losses during the years ended December 31, 2025 and 2024, which principally relates to client payers:

Allowance for Credit Losses

Balance, December 31, 2023	$27
Provision for credit losses	5
Write-offs of accounts receivable, net of recoveries	(3)
Balance, December 31, 2024	29
Provision for credit losses	3
Write-offs of accounts receivable, net of recoveries	(7)
Balance, December 31, 2025	$25

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

4.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share for the years ended December 31, 2025, 2024 and 2023 is as follows (in millions, except per share data):

	2025	2024	2023
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$992	$871	$854
Less: Earnings allocated to participating securities	4	5	4
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$988	$866	$850

Weighted average common shares outstanding – basic	111	111	112
Effect of dilutive securities:
Stock options and performance share units	2	2	1
Weighted average common shares outstanding – diluted	113	113	113

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$8.87	$7.78	$7.59
Diluted	$8.75	$7.69	$7.49

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

5.    RESTRUCTURING ACTIVITIES AND IMPAIRMENT CHARGES

    Invigorate Program

    The Company is engaged in a multi-year program called Invigorate, which includes structured plans to drive savings and improve productivity across the value chain, including in such areas as patient services, logistics and laboratory operations, revenue services, information technology and procurement. The Invigorate program aims to deliver 3% annual cost savings and productivity improvements to partially offset pressures from an inflationary environment, including labor and benefit cost increases and reimbursement pressures. The Company is leveraging automation and artificial intelligence to improve productivity and also improve quality across the entire value chain, not just in the laboratory. Other areas of focus include reducing denials and patient concessions, and enhancing the digital experience.

    Restructuring and Impairment Charges

    The following table provides a summary of the Company's pre-tax restructuring and impairment charges for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023

Employee separation costs	$28	$28	$25
Asset impairment charges	29	—	29
Total restructuring and impairment charges	$57	$28	$54

    The Company's pre-tax restructuring charges for the years ended December 31, 2025, 2024 and 2023 included $28 million, $28 million and $25 million, respectively, of employee separation costs associated with various workforce reduction initiatives as the Company continued to restructure its organization. Additionally, during the years ended December 31, 2025, 2024 and 2023, the Company recorded impairment charges on certain long-lived assets related to the exits of businesses in the amounts of $29 million, $0 million and $29 million, respectively. Of the total restructuring and impairment charges incurred during the year ended December 31, 2025, $13 million, $15 million and $29 million were recorded in cost of services, selling, general and administrative expenses and other operating (income) expense, net, respectively. Of the total restructuring and impairment charges incurred during the year ended December 31, 2024, $15 million and $13 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the year ended December 31, 2023, $13 million, $12 million and $29 million were recorded in cost of services, selling, general and administrative expenses and other operating (income) expense, net, respectively.

    Charges for all periods presented were primarily recorded in the Company's DIS business.

    The following table summarizes the activity of the restructuring liability during 2025 and 2024, which is included in accrued expenses in Note 12:

Employee Separation Costs

Balance, December 31, 2023	$12
Income statement expense	28
Cash payments	(27)
Balance, December 31, 2024	13
Income statement expense	28
Cash payments	(23)
Balance, December 31, 2025	$18

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

6.    BUSINESS ACQUISITIONS

    2025 Acquisitions

    During 2025, the Company completed acquisitions for an aggregate purchase price of $101 million, net of cash acquired, including the acquisition discussed below. The acquisitions resulted in goodwill of $80 million, all of which is deductible for tax purposes. The acquisitions also resulted in $20 million of customer-related intangible assets.

    Acquisition of select assets of Spectra Laboratories

    During February 2025, the Company entered into a definitive agreement to acquire select clinical testing assets and select dialysis-related water testing assets of Fresenius Medical Care's wholly-owned Spectra Laboratories, a leading provider of renal-specific laboratory testing services in the United States. During August 2025, the acquisition of the select clinical testing assets closed and during November 2025 the acquisition of the select dialysis-related water testing assets closed. The Company paid $84 million of aggregate cash consideration for the businesses. Based on the preliminary purchase price allocation, which may be revised as additional information becomes available during the measurement period, the assets acquired consist of $68 million of tax-deductible goodwill and $16 million of customer-related intangible assets. The intangible assets are being amortized over a useful life of 15 years.

    Venture with Corewell Health

    During August 2025, the Company and Corewell Health signed a definitive agreement to enter into a venture which will perform laboratory testing in the state of Michigan via a new laboratory facility. The parties completed the transaction during January 2026. See Note 20 for further discussion.

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

    The acquisitions resulted in goodwill of $1.1 billion, $862 million of which is deductible for tax purposes. See the table below for a summary of the assets acquired and liabilities assumed.

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

    The following table provides a summary of the assets acquired and liabilities assumed during the year ended December 31, 2024.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

	LifeLabs	Laboratory Business of Three Physician Groups in New York	Select Assets of the Outreach Laboratory Services Business of Allina Health	Select Assets of the Outreach Laboratory Services Business of OhioHealth	Outreach Laboratory Services Business of University Hospitals	Other Acquisitions (a)	Total

Cash and cash equivalents	$50	$—	$—	$—	$—	$—	$50
Accounts receivable	31	—	—	—	—	—	31
Other current assets	23	—	—	—	—	2	25
Property, plant and equipment	250	—	—	—	—	4	254
Finance lease assets (recorded in property, plant and equipment)	—	—	—	—	—	17	17
Operating lease right-of-use assets	65	—	—	—	—	17	82
Goodwill	294	243	175	146	125	154	1,137
Intangible assets	434	57	55	54	58	95	753
Other assets	48	—	—	—	—	—	48

Total assets acquired	1,195	300	230	200	183	289	2,397

Accounts payable and accrued expenses	66	—	—	—	—	—	66
Current portion of long-term operating lease liabilities	14	—	—	—	—	4	18
Finance lease liabilities (recorded in long-term debt)	—	—	—	—	—	17	17
Long-term operating lease liabilities	51	—	—	—	—	13	64
Other liabilities	11	—	—	—	—	7	18

Total liabilities assumed	142	—	—	—	—	41	183

Net assets acquired	$1,053	$300	$230	$200	$183	$248	$2,214

(a) Principally relates to the acquisitions of Lenco and PathAI Diagnostics.

    The fair values of the acquired intangible assets during the year ended December 31, 2024 are as follows:

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

7.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2025
Assets:
Deferred compensation trading securities	$78	$78	$—	$—
Cash surrender value of life insurance policies	72	—	72	—
Equity investments	2	2	—	—
Fixed-to-variable interest rate swaps	14	—	14	—
Total	$166	$80	$86	$—

Liabilities:
Deferred compensation liabilities	$150	$—	$150	$—
Contingent consideration	96	—	—	96
Total	$246	$—	$150	$96

Redeemable noncontrolling interest	$80	$—	$—	$80

December 31, 2024
Assets:
Deferred compensation trading securities	$72	$72	$—	$—
Cash surrender value of life insurance policies	64	—	64	—
Total	$136	$72	$64	$—

Liabilities:
Deferred compensation liabilities	$140	$—	$140	$—
Contingent consideration	106	—	—	106
Fixed-to-variable interest rate swaps	34	—	34	—
Total	$280	$—	$174	$106

Redeemable noncontrolling interest	$83	$—	$—	$83

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

    The Company offers certain employees the opportunity to participate in a non-qualified deferred compensation program. A participant's deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program's liability. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments. Changes in the fair value of the deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value, which is recorded in other assets in the Company's consolidated balance sheet, and the deferred compensation obligation are classified within Level 2 of the fair value hierarchy because their inputs are derived principally from observable market data by correlation to the hypothetical investments. Through December 31, 2025, deferrals under the plan could only be made by participants who made deferrals under the plan in 2017. Effective January 1, 2026, the plan will no longer accept deferrals on compensation earned after December 31, 2025.

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

    In connection with the acquisition of Haystack (see Note 6 for further discussion), there is a contingent consideration obligation under which the seller can receive up to $100 million of additional consideration dependent upon the achievement of certain revenue benchmarks through 2028 and up to an additional $50 million of consideration dependent upon the Company receiving reimbursement coverage from CMS. The portion of the contingent consideration obligation which is dependent upon the achievement of certain revenue benchmarks was measured at fair value using a Monte Carlo method and is classified within Level 3 of the fair value hierarchy as the fair value is determined based on significant inputs that are not observable. Significant inputs include management’s estimate of revenue and other market inputs, including comparable company revenue volatility (25%) and a discount rate (7.0%). The portion of the contingent consideration obligation which is dependent upon the Company receiving reimbursement coverage from the CMS is also classified within Level 3 of the fair value hierarchy as the fair value is principally determined based on management's estimate, which is a significant input that is not observable. Additionally, the fair value of the entire contingent consideration obligation is also impacted by a market discount rate (5%) which adjusts the estimated payments to present value. The fair value of the contingent consideration obligation is not overly sensitive to movements in the comparable company revenue volatility or the discount rate used for the portion of the obligation that is dependent upon the achievement of certain revenue benchmarks. For example, changing the comparable company revenue volatility from 25% to 35% impacts the fair value by $5 million (assuming no other inputs are modified) and changing the discount rate from 7.0% to 10.5% impacts the fair value by $5 million (assuming no other inputs are modified).

    The Company has additional contingent consideration obligations in connection with other acquisitions. The liabilities related to such obligations are included in the amounts below.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2023	$104
Purchases, additions and issuances	6
Settlements	(6)
Total fair value adjustments included in earnings - unrealized	2
Balance, December 31, 2024	106
Total fair value adjustments included in earnings - unrealized	(10)
Balance, December 31, 2025	$96

    The $(10) million and $2 million of net (gains)/losses included in earnings associated with the changes in the fair value of the contingent consideration obligation for the years ended December 31, 2025 and 2024, respectively, are reported in other operating (income) expense, net. The net gain for the year ended December 31, 2025 was principally due to changes in the timing of estimated revenues for Haystack.

    Of the aggregate $96 million contingent consideration obligation as of December 31, 2025, $45 million and $51 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet. Of the aggregate $106 million contingent consideration obligation as of December 31, 2024, $101 million and $5 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet.

    During the year ended December 31, 2025, the Company recorded a $29 million impairment charge on certain long-lived assets related to the exit of a business. The fair value measurement was classified within Level 3 of the fair value hierarchy as it was based on significant inputs that are not observable.

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of December 31, 2025, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long-term growth rates, and a discount rate commensurate with economic risk.

    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of December 31, 2025 and 2024, the fair value of the Company’s debt was estimated at $5.7 billion and $6.1 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

8.    TAXES ON INCOME

    The Company's pre-tax income before equity in earnings of equity method investees consisted of approximately $1.2 billion, $1.1 billion and $1.1 billion from U.S. operations and pre-tax income of $96 million, $28 million and $7 million from foreign operations for the years ended December 31, 2025, 2024 and 2023, respectively.

    The components of income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023 were as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

	2025	2024	2023
Current:
Federal	$171	$204	$235
State and local	33	52	59
Foreign	5	4	3
Deferred:
Federal	55	4	(38)
State and local	21	2	(10)
Foreign	29	7	(1)
Total	$314	$273	$248

    A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the years ended December 31, 2025, 2024 and 2023 was as follows (dollars in millions):

	2025		2024		2023

U.S. federal statutory tax rate	$277	21.0%	$247	21.0%	$237	21.0%
State and local income taxes, net of federal benefit (a)	47	3.5	41	3.5	38	3.4
Foreign tax effects	14	1.0	3	0.3	—	—
Effect of cross-border tax laws	2	0.2	(1)	(0.1)	(2)	(0.2)
Tax credits	(8)	(0.6)	(12)	(1.1)	(11)	(1.0)
Nontaxable or nondeductible expenses:
Excess tax benefits on stock-based compensation arrangements	(18)	(1.3)	(9)	(0.7)	(11)	(1.0)
Other, net	6	0.5	12	1.0	10	0.9
Changes in unrecognized tax benefits	(1)	(0.1)	(2)	(0.2)	(2)	(0.2)
Other, net:
Impact of noncontrolling interests	(13)	(1.0)	(13)	(1.1)	(14)	(1.2)
Other adjustments	8	0.6	7	0.6	3	0.3
Effective income tax rate	$314	23.8%	$273	23.2%	$248	22.0%

(a) State taxes in California, Florida, New York, Pennsylvania, Texas, and Virginia made up the majority (greater than 50%) of the tax effect in this category.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) as of December 31, 2025 and 2024 were as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

	2025	2024
Non-current deferred tax assets (liabilities):
Accounts receivable reserves	$18	$15
Liabilities not currently deductible	181	170
Stock-based compensation	34	35
Basis differences in investments, joint ventures and subsidiaries	(4)	(4)
Tax attribute carryforwards, net of valuation allowances and unrecognized tax position liabilities	80	60
Operating lease right-of-use assets	(147)	(146)
Operating lease liabilities	161	161
Depreciation and amortization	(667)	(541)
Total non-current deferred tax liabilities, net	$(344)	$(250)

    As of December 31, 2025 and 2024, non-current deferred tax liabilities of $354 million and $278 million, respectively, are included in other liabilities in the consolidated balance sheet. As of December 31, 2025 and 2024, non-current deferred tax assets of $10 million and $28 million, respectively, are included in other assets in the consolidated balance sheet.

    As of December 31, 2025, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of $4 million and $627 million, respectively, which expire at various dates through 2045. Estimated net operating loss carryforwards for foreign income tax purposes are $220 million as of December 31, 2025, some of which can be carried forward indefinitely, while others expire at various dates through 2044. As of December 31, 2025, the Company had capital loss carryforwards of $17 million, Federal Corporate Alternative Minimum Tax credits of $34 million and various state credits of $29 million, which expire at various dates through 2045. As of December 31, 2025 and 2024, deferred tax assets associated with tax attribute carryforwards of $126 million and $95 million, respectively, have each been reduced by valuation allowances of $46 million and $35 million, respectively.

    Income taxes payable, including those classified as long-term in other liabilities in the consolidated balance sheet as of December 31, 2025 and 2024, were $120 million and $96 million, respectively. Prepaid income taxes were $32 million and $47 million as of December 31, 2025 and 2024, respectively, and were recorded in prepaid expenses and other current assets in the consolidated balance sheet.

    Income taxes paid by jurisdiction for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023

Federal	$125	$211	$246
State and local	41	42	49
New York City (a)			21
Foreign	3	3	1
Total income taxes paid by jurisdiction	$169	$256	$317

(a) The amount of income taxes paid during the years ended December 31, 2025 and 2024 did not meet the 5% disaggregation threshold.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The total amount of unrecognized tax benefits as of and for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	2025	2024	2023

Balance, beginning of year	$124	$90	$94
Additions:
For tax positions of current year	1	2	1
For tax positions of prior years	9	9	15
Reductions:
Changes in judgment	(4)	—	(6)
Expirations of statutes of limitations	(6)	(5)	(4)
Settlements	(4)	—	(10)
Other:
Foreign deferred tax assets reduction	—	28	—
Balance, end of year	$120	$124	$90

    The contingent liabilities for tax positions primarily relate to uncertainties associated with the realization of tax benefits derived from the allocation of income and expense among state jurisdictions, the characterization and timing of certain tax deductions associated with business combinations, certain tax credits and the deductibility of certain expenses and settlement payments.

    The total amount of unrecognized tax benefits as of December 31, 2025, that, if recognized, would affect the effective income tax rate is $102 million.

    Accruals for interest expense on contingent tax liabilities are classified in income tax expense in the consolidated statements of operations. Accruals for penalties have historically been immaterial. Interest expense included in income tax expense in each of the years ended December 31, 2025, 2024 and 2023 was approximately $4 million, $7 million and $5 million, respectively. As of December 31, 2025 and 2024, the Company had approximately $28 million and $24 million, respectively, accrued, net of the benefit of a federal and state deduction, for the payment of interest on uncertain tax positions.

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

    In the regular course of business, various federal, state, local and foreign tax authorities conduct examinations of the Company's income tax filings and the Company generally remains subject to examination until the statute of limitations expires for the respective jurisdiction. The Internal Revenue Service has either completed its examinations of the Company's consolidated federal income tax returns or the statute of limitations has expired up through and including the 2021 tax year. At this time, the Company does not believe that there will be any material additional payments beyond its recorded contingent liability reserves that may be required as a result of these tax audits. As of December 31, 2025, a summary of the tax years that remain subject to examination, awaiting approval, are under appeal, or are otherwise unresolved for the Company's major jurisdictions are:

    United States - federal        2022 - 2024
    United States - various states    2015 - 2024

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

9.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the years ended December 31, 2025, 2024 and 2023 was as follows:

	2025	2024	2023

Depreciation expense	$416	$366	$331
Amortization expense	154	127	108
Depreciation and amortization expense	$570	$493	$439

Interest expense	$(277)	$(226)	$(163)
Interest income	13	25	11
Interest expense, net	$(264)	$(201)	$(152)

Interest paid	$280	$262	$134
Income taxes paid	$169	$256	$317

Accounts payable associated with capital expenditures	$65	$60	$42
Accounts payable associated with purchases of treasury stock	$2	$—	$1
Dividend payable	$89	$84	$79

Dividends received from equity method investees	$30	$33	$26

Businesses acquired:
Fair value of assets acquired	$107	$2,397	$734
Fair value of liabilities assumed	6	183	34
Fair value of net assets acquired	101	2,214	700
Merger consideration payable	—	—	(88)
Cash paid for business acquisitions	101	2,214	612
Less: Cash acquired	—	50	1
Business acquisitions, net of cash acquired	$101	$2,164	$611

	2025	2024	2023
Leases:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$221	$201	$192
Operating cash flows from finance leases	$1	$1	$—
Financing cash flows from finance leases	$2	$1	$1
Leased assets obtained in exchange for new operating lease liabilities	$199	$154	$181

    During the years ended December 31, 2025, 2024 and 2023, other financing activities, net in the Company's consolidated statement of cash flows included changes in bank overdrafts, which are generally settled in cash in the short term, of $41 million, $33 million and $36 million, respectively.

    During the year ended December 31, 2025, the Company received $46 million from a payroll tax credit under the Coronavirus Aid, Relief, and Economic Security Act associated with the retention of employees. Such amount is recorded in other operating (income) expense, net in the Company's consolidated statement of operations.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

10.    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment as of December 31, 2025 and 2024 consisted of the following:

	2025	2024

Land	$84	$81
Buildings and improvements	629	610
Laboratory equipment and furniture and fixtures	2,503	2,353
Leasehold improvements	894	881
Computer software developed or obtained for internal use	1,814	1,611
Construction-in-progress	252	235
	6,176	5,771
Less: Accumulated depreciation and amortization	(3,973)	(3,658)
Total	$2,203	$2,113

11.    GOODWILL AND INTANGIBLE ASSETS

    The changes in goodwill for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024

Balance, beginning of year	$8,856	$7,733
Goodwill acquired during the year	80	1,146
Adjustments to goodwill	9	(23)
Balance, end of year	$8,945	$8,856

    Principally all of the Company’s goodwill as of December 31, 2025 and 2024 was associated with its DIS business.

    For the year ended December 31, 2025, goodwill acquired was principally associated with the acquisition of select clinical testing assets and select dialysis-related water testing assets of Fresenius Medical Care's wholly-owned Spectra Laboratories (see Note 6). For the year ended December 31, 2025, adjustments to goodwill principally related to foreign currency translation, partially offset by the finalization of the purchase price allocation for a 2024 acquisition.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Intangible assets as of December 31, 2025 and 2024 consisted of the following:

	Weighted Average Amortization Period (in years)	2025			2024
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related	18	$2,247	$(1,112)	$1,135	$2,274	$(1,030)	$1,244
Technology-related	15	287	(129)	158	282	(108)	174
Trade names	15	147	(58)	89	143	(52)	91
Non-competition agreements	5	15	(3)	12	15	—	15
Other	13	49	(42)	7	64	(61)	3
Total		2,745	(1,344)	1,401	2,778	(1,251)	1,527

Intangible assets not subject to amortization:
Trade names		235	—	235	235	—	235
Other		—	—	—	1	—	1
Total intangible assets		$2,980	$(1,344)	$1,636	$3,014	$(1,251)	$1,763

    During the year ended December 31, 2025, the Company recorded a $29 million impairment charge on certain long-lived assets related to the exit of a business. Such charge principally related to customer-related intangible assets. See Note 5 for further discussion.

    The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2025 is as follows:

Year Ending December 31,
2026	$149
2027	139
2028	127
2029	119
2030	109
Thereafter	758
Total	$1,401

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

12.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses as of December 31, 2025 and 2024 consisted of the following:

	2025	2024

Accrued wages and benefits (including incentive compensation)	$526	$479
Accrued expenses	338	306
Trade accounts payable	307	287
Overdrafts	203	162
Dividend payable	89	84
Contingent consideration payable	51	5
Accrued insurance	43	40
Accrued interest	25	31
Income taxes payable	18	—
Total	$1,600	$1,394

13.    DEBT

    Long-term debt (including finance lease obligations) as of December 31, 2025 and 2024 consisted of the following:

	2025	2024

3.50% Senior Notes due March 2025	$—	$601
3.45% Senior Notes due June 2026	501	503
4.60% Senior Notes due December 2027	400	400
4.20% Senior Notes due June 2029	499	499
4.625% Senior Notes due December 2029	600	599
2.95% Senior Notes due June 2030	799	799
2.80% Senior Notes due June 2031	564	550
6.40% Senior Notes due November 2033	756	750
5.00% Senior Notes due December 2034	840	813
6.95% Senior Notes due July 2037	175	175
5.75% Senior Notes due January 2040	246	246
4.70% Senior Notes due March 2045	300	300
Other	21	17
Debt issuance costs	(30)	(35)
Total long-term debt	5,671	6,217
Less: Current portion of long-term debt	504	602
Total long-term debt, net of current portion	$5,167	$5,615

    Secured Receivables Credit Facility

    The Company is party to a $600 million secured receivables credit facility (the “Secured Receivables Credit Facility”), which it amended during November 2025 in order to extend the maturity to November 2027. The facility includes a $200 million uncommitted accordion which, if utilized, brings the total capacity under the facility to $800 million. The entire facility can be used for borrowings. Additionally, the Company can choose to utilize up to $150 million of such capacity to issue letters of credit (see Note 18). Issued letters of credit reduce the available borrowing capacity under the facility. Interest on borrowings under the facility is based on either commercial paper rates for highly-rated issuers or the adjusted Term Secured Overnight Financing Rate ("Term SOFR"), plus a spread of 0.80%. Borrowings under the Secured Receivables Credit Facility are collateralized by certain domestic receivables. The Secured Receivables Credit Facility is subject to customary affirmative and negative covenants and certain financial covenants with respect to the receivables that comprise the borrowing base and

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

secure the borrowings under the facility. As of both December 31, 2025 and 2024, there were no outstanding borrowings under the Secured Receivables Credit Facility.

    Senior Unsecured Revolving Credit Facility

    During April 2025, the Company amended the agreement for its $750 million senior unsecured revolving credit facility (the “Credit Facility” or "Senior Unsecured Revolving Credit Facility") to extend the maturity to April 2030, while maintaining the same borrowing capacity under the facility of $750 million. Under the Credit Facility, the Company can issue letters of credit totaling $150 million (see Note 18). Issued letters of credit reduce the available borrowing capacity under the Credit Facility. Additionally, the Credit Facility includes an additional $500 million uncommitted accordion which, if utilized, brings the total capacity under the facility to $1.3 billion. Interest on the Credit Facility is based on certain published rates plus an applicable margin based on changes in the Company's public debt ratings. At the option of the Company, it may elect to lock into Term SOFR-based interest rate contracts for periods up to six months. For interest on any U.S. Dollar-denominated outstanding amounts not covered under Term SOFR-based interest rate contracts, the Company can opt for an alternate base rate, which is calculated by reference to the prime rate, the federal funds rate or an adjusted Term SOFR rate. The Company also has the option to borrow in other currencies. As of December 31, 2025 , the Company's borrowing rate for Term SOFR-based loans under the Credit Facility was adjusted Term SOFR plus 1.00%. The Credit Facility contains various covenants, including the maintenance of a financial leverage ratio, which could impact the Company's ability to, among other things, incur additional indebtedness. As of both December 31, 2025 and 2024, there were no outstanding borrowings under the Senior Unsecured Revolving Credit Facility.

    Repayment of Senior Notes

    During the year ended December 31, 2025, the Company repaid in full the outstanding indebtedness under the Company's $600 million of 3.50% senior notes, which matured on March 30, 2025.

    3.45% Senior Notes due June 2026

    The Company has $500 million of 3.45% senior notes due June 2026. The senior notes are included in current portion of long-term debt in the Company's December 31, 2025 consolidated balance sheet. Such notes were included in long-term debt in the Company's December 31, 2024 consolidated balance sheet.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Maturities of Long-Term Debt

    As of December 31, 2025, long-term debt matures as follows:

Year Ending December 31,
2026	$503
2027	403
2028	1
2029	1,101
2030	801
Thereafter	2,887
Total maturities of long-term debt	5,696
Unamortized discount	(10)
Debt issuance costs	(30)
Fair value basis adjustments attributable to hedged debt	15
Total long-term debt	5,671
Less: Current portion of long-term debt	504
Total long-term debt, net of current portion	$5,167

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

14.     LEASES

    The Company determines if an arrangement is or contains a lease at contract inception. The Company leases office space, patient service centers, clinical laboratories, warehouses, logistic hubs and equipment primarily through operating leases, with a limited number of finance leases. A right-of-use asset, representing the underlying asset during the lease term, and a lease liability, representing the payment obligation arising from the lease, are recognized on the balance sheet at lease commencement based on the present value of the payment obligation. For operating leases, expense is recognized on a straight-line basis over the lease term. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For the years ended December 31, 2025, 2024, and 2023, lease expense associated with short-term leases was not material.

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

    The Company's leases have remaining terms of less than 1 year to 19 years, some of which include options to extend the leases for up to approximately 20 years. The Company's lease terms may include renewal options that are reasonably certain to be exercised and termination options that are reasonably certain not to be exercised. Certain leases also include options to purchase the leased property.

    Certain of the Company's lease agreements include rental payments adjusted periodically for inflation or a market rate which are included in the lease liabilities.

    The Company's assets and liabilities for its lease agreements as of December 31, 2025 and 2024 were as follows:

Leases	Balance Sheet Classification	2025	2024
Assets
Operating	Operating lease right-of-use assets	$657	$651
Finance	Property, plant and equipment, net (a)	20	17
Total lease assets		$677	$668

Liabilities
Current:
Operating	Current portion of long-term operating lease liabilities	$174	$173
Finance	Current portion of long-term debt	3	1
Non-current:
Operating	Long-term operating lease liabilities	537	535
Finance	Long-term debt	18	16
Total lease liabilities		$732	$725

(a) Finance lease assets as of December 31, 2025 and 2024 were recorded net of accumulated amortization of $4 million and $1 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Components of lease cost for the years ended December 31, 2025, 2024 and 2023 were as follows:

Lease cost	2025	2024	2023

Operating lease cost (a)	$470	$402	$353
Finance lease cost:
Amortization of leased assets	3	1	2
Interest on lease liabilities	2	1	—
Net lease cost	$475	$404	$355

(a) Includes short-term leases and variable lease costs (primarily usage-based maintenance fees and utilities related to real estate leases and certain equipment-related and vehicle-related costs) of $253 million, $204 million and $161 million for the years ended December 31, 2025, 2024 and 2023, respectively.

    The maturity of the Company's lease liabilities as of December 31, 2025 is as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
2026	$196	$4	$200
2027	179	4	183
2028	143	2	145
2029	98	2	100
2030	58	2	60
Thereafter	149	16	165
Total lease payments	823	30	853
Less: Interest	112	9	121
Present value of lease liabilities	$711	$21	$732

    Lease term and discount rate as of December 31, 2025 and 2024 were as follows:

Lease term and discount rate	2025	2024
Weighted-average remaining lease term (years):
Operating leases	6	5
Finance leases	10	13

Weighted-average discount rate:
Operating leases	4.8%	4.4%
Finance leases	7.2%	6.9%

    The Company's discount rates for its operating leases were primarily determined using the Company's incremental borrowing rate.

    See Note 9 for cash flow information on cash paid for amounts included in the measurement of lease liabilities and leased assets obtained in exchange for new operating lease liabilities for the years ended December 31, 2025, 2024 and 2023.

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

    Interest Rate Derivatives – Fair Value Hedges

    As discussed in Note 2, the Company's primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range. Therefore, during the years ended December 31, 2025 and 2024, the Company entered into various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt.

    A summary of the notional amounts of these interest rate swap agreements as of December 31, 2025 and December 31, 2024 was as follows:

	Notional Amount
Debt Instrument	December 31, 2025	December 31, 2024

5.00% Senior Notes due December 2034	$850	$700
2.80% Senior Notes due June 2031	550	—
6.40% Senior Notes due November 2033	400	—
Total notional amounts	$1,800	$700
    The fixed-to-variable interest rate swap agreements in the table above have variable interest rates ranging from SOFR minus 1.36% to SOFR plus 2.48%.

    As of December 31, 2025 and 2024, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment (a)
Balance Sheet Classification	December 31, 2025	December 31, 2025	December 31, 2024	December 31, 2024
Long-term debt	$1,799	$15	$658	$(29)

(a) The balance includes $1 million and $5 million of remaining unamortized hedging adjustments on discontinued relationships as of December 31, 2025 and 2024, respectively.

    The following table presents the effect of fair value hedge accounting on the consolidated statement of operations for the years ended December 31, 2025 and 2024:

	2025	2024
	Interest Expense, Net	Interest Expense, Net
Total for line item in which the effects of fair value hedges are recorded	$(264)	$(201)

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$(48)	$34
Derivatives designated as hedging instruments	$48	$(34)

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    A summary of the fair values of derivative instruments in the consolidated balance sheets as of December 31, 2025 and 2024 was as follows:

	2025		2024
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Fixed-to-variable interest rate swap agreements	Other assets	$14	Other liabilities	$34

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

    For the years ended December 31, 2025, 2024, and 2023, the tax effects related to the deferred gains (losses) on cash flow hedges were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The changes in accumulated other comprehensive loss by component for 2025, 2024 and 2023 were as follows:

	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, December 31, 2022	$(22)	$1	$(21)
Other comprehensive income before reclassifications	5	1	6
Amounts reclassified from accumulated other comprehensive loss	—	1	1
Net current period other comprehensive income	5	2	7
Balance, December 31, 2023	(17)	3	(14)
Other comprehensive (loss) income before reclassifications	(76)	2	(74)
Net current period other comprehensive (loss) income	(76)	2	(74)
Balance, December 31, 2024	(93)	5	(88)
Other comprehensive income (loss) before reclassifications	62	(1)	61
Net current period other comprehensive income (loss)	62	(1)	61
Balance, December 31, 2025	$(31)	$4	$(27)

    For the years ended December 31, 2025, 2024 and 2023, the gross deferred gains (losses) on cash flow hedges were reclassified from accumulated other comprehensive loss to interest expense, net.

    Dividend Program

    During each of the four quarters of 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.80 per common share. During each of the four quarters of 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.75 per common share. During each of the four quarters of 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.71 per common share. In February 2026, the Company announced that its Board of Directors authorized a 7.5% increase in its quarterly cash dividend from $0.80 to $0.86 per share, or $3.44 per share annually, commencing with the dividend payable in April 2026.

    Share Repurchase Program

    As of December 31, 2025, $0.4 billion remained available under the Company's share repurchase authorization. In February 2026, the Company's Board of Directors authorized the Company to repurchase an additional $1 billion of the Company's common stock. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the year ended December 31, 2025, the Company repurchased 2.5 million shares of its common stock for $452 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    For the year ended December 31, 2024, the Company repurchased 0.9 million shares of its common stock for $150 million.

    For the year ended December 31, 2023, the Company repurchased 2.0 million shares of its common stock for $276 million.

    Shares Reissued from Treasury Stock

    For each of the years ended December 31, 2025, 2024 and 2023, the Company reissued 2 million, 1 million and 2 million shares, respectively, from treasury stock for shares issued under the Employee Stock Purchase Plan ("ESPP") and stock-based compensation program.

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

    The following table summarizes the activity for the Company's redeemable noncontrolling interest during the years ended December 31, 2025 and 2024:

Redeemable Noncontrolling Interest

Balance, December 31, 2023	$76
Net income	7
Distributions to noncontrolling interest partners	(4)
Contributions from noncontrolling interest partners	4
Balance, December 31, 2024	83
Net income	7
Distributions to noncontrolling interest partners	(10)
Balance, December 31, 2025	$80

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

17.    STOCK OWNERSHIP AND COMPENSATION PLANS

    Employee and Non-employee Directors Stock Ownership Programs

    The ELTIP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) stock awards. The ELTIP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Company common stock at an exercise price no less than the fair market value of the Company's common stock on the date of grant. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Company common stock in cash, shares of Company common stock or a combination thereof. The stock appreciation rights are granted at an exercise price no less than the fair market value of the Company's common stock on the date of grant. Stock options and stock appreciation rights granted under the ELTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant. No stock appreciation rights have been granted under the ELTIP. Under the ELTIP, awards are subject to forfeiture if employment terminates prior to the end of the vesting period prescribed by the Board of Directors. For all award types, the vesting period is generally over three years from the date of grant. For performance share units, the actual amount of shares earned is based on the achievement of the performance goals specified in the awards. The performance goals for awards granted in 2023, 2024 and 2025 were based on the financial performance of the Company, as well as relative TSR. The maximum number of shares of Company common stock in respect of which awards may be granted under the ELTIP is approximately 87 million shares.

    The DLTIP provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Company common stock at an exercise price no less than the fair market value of the Company's common stock on the date of grant. The DLTIP also permits awards of restricted stock and restricted stock units to non-employee directors. Stock options granted under the DLTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant. For all award types, the vesting period is generally over three years from the date of grant, regardless of whether the award recipient remains a director of the Company. The maximum number of shares that may be issued under the DLTIP is 2.4 million shares. For the years ended December 31, 2025, 2024 and 2023, grants under the DLTIP totaled 11 thousand shares, 13 thousand shares and 12 thousand shares, respectively.

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

    The weighted average assumptions used in valuing stock options granted in the periods presented were:

	2025	2024	2023

Fair value at grant date	$42.97	$30.77	$36.09
Expected volatility	26.8%	26.6%	27.4%
Dividend yield	1.9%	2.3%	2.0%
Risk-free interest rate	4.6%	4.3%	4.2%
Expected holding period, in years	5.0	4.9	4.9

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The following summarizes the activity related to stock option awards for 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding, beginning of year	3.8	$112.76
Options granted	0.3	165.62
Options exercised	(0.8)	99.80
Options outstanding, end of year	3.3	$121.09	4.9	$175

Exercisable, end of year	2.6	$113.87	3.9	$157
Vested and expected to vest, end of year	3.3	$120.88	4.8	$175

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing common stock price on the last trading day of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2025. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised in 2025, 2024 and 2023 was $61 million, $43 million and $42 million, respectively.

    As of December 31, 2025, there was $5 million of unrecognized stock-based compensation cost related to nonvested stock options which is expected to be recognized over a weighted average period of 1.6 years.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    The weighted average assumptions used in valuing performance share units with a market-based relative TSR goal in the periods presented were:

	2025	2024	2023

Fair value at grant date	$223.75	$130.17	$171.58
Expected volatility	21.0%	21.3%	25.0%
Dividend yield	2.0%	2.4%	2.0%
Risk-free interest rate	4.3%	4.4%	4.4%

    The following summarizes the activity related to stock awards, including restricted stock units and performance share units, for 2025, 2024 and 2023:

	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Shares outstanding, beginning of year	1.3	$130.02	1.2	$130.70	1.1	$122.45
Shares granted	0.5	168.01	0.6	128.00	0.6	141.77
Shares vested	(0.7)	130.46	(0.5)	124.59	(0.5)	112.28
Shares outstanding, end of year	1.1	$143.10	1.3	$130.02	1.2	$130.70

    As of December 31, 2025, there was $37 million of unrecognized stock-based compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted average period of 1.6 years. Total fair value of shares vested was $114 million, $62 million and $74 million for the years ended December 31, 2025, 2024 and 2023, respectively. For performance share units with a goal based on financial performance of the Company, the amount of unrecognized stock-based compensation cost is subject to change based on changes, if any, to management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned at the end of the performance periods.

    For the years ended December 31, 2025, 2024 and 2023, stock-based compensation expense totaled $88 million, $88 million and $77 million, respectively. Income tax benefits recognized in the consolidated statements of operations related to stock-based compensation expense totaled $33 million, $24 million and $24 million for the years ended December 31, 2025, 2024 and 2023, respectively, which includes excess tax benefits associated with stock-based compensation arrangements of $18 million, $9 million and $11 million for the years ended December 31, 2025, 2024 and 2023, respectively.

    Employee Stock Purchase Plan

    Under the Company's ESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock. The purchase price of the stock is 95% of the market price of the Company's common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees is 9 million. Approximately 161 thousand shares, 191 thousand shares and 208 thousand shares of common stock were purchased by eligible employees in 2025, 2024 and 2023, respectively.

    Defined Contribution Plans

    The Company maintains qualified defined contribution plans covering substantially all of its employees. The maximum Company matching contribution is 5% of eligible employee compensation. The Company's expense for contributions to its defined contribution plans aggregated $104 million, $99 million and $96 million for 2025, 2024 and 2023, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Supplemental Deferred Compensation Plans

    The Company has a supplemental deferred compensation plan that is an unfunded, non-qualified plan that provides for certain management and highly compensated employees to defer up to 50% of their salary in excess of their defined contribution plan limits and for certain eligible employees, up to 85% of their variable incentive compensation. The maximum Company matching contribution is 5% of eligible employee compensation. The compensation deferred under this plan, together with Company matching amounts, are credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation, Company match and earnings credited to their account. The amounts accrued under the Company's deferred compensation plans were $78 million and $72 million as of December 31, 2025 and 2024, respectively. Although the Company is currently contributing all participant deferrals and matching amounts to a trust, the funds in this trust, totaling $78 million and $72 million as of December 31, 2025 and 2024, respectively, are general assets of the Company and are subject to any claims of the Company's creditors.

    The Company also offers certain employees the opportunity to participate in a non-qualified deferred compensation program. The Company matches employee contributions equal to 25%, up to a maximum of five thousand dollars per plan year. A participant's deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. Each participant is fully vested in their deferred compensation and vests in Company matching contributions over a period of four years at 25% per year. Through December 31, 2025, deferrals under the plan could only be made by participants who made deferrals under the plan in 2017. Effective January 1, 2026, the plan will no longer accept deferrals on compensation earned after December 31, 2025. The amounts accrued under this plan were $72 million and $68 million as of December 31, 2025 and 2024, respectively. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program's liability. The cash surrender value of such life insurance policies was $72 million and $64 million as of December 31, 2025 and 2024, respectively.

     For each of the years ended December 31, 2025, 2024 and 2023, the Company's expense for matching contributions to these plans was not material.

18.     COMMITMENTS AND CONTINGENCIES

    Letters of Credit and Contractual Obligations

    The Company can issue letters of credit under its Secured Receivables Credit Facility and Senior Unsecured Revolving Credit Facility (see Note 13). In support of its risk management program, to ensure the Company’s performance or payment to third parties, $78 million in letters of credit under the Secured Receivables Credit Facility were outstanding as of December 31, 2025. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

    The Company has certain noncancelable commitments, primarily under take-or-pay arrangements, to purchase products or services from various suppliers, mainly for consulting and other service agreements, and standing orders to purchase reagents and other laboratory supplies. As of December 31, 2025, the approximate total future purchase commitments are $514 million, of which $217 million are expected to be incurred in 2026, $256 million are expected to be incurred in 2027 through 2028 and the balance thereafter. During the years ended December 31, 2025, 2024 and 2023, $252 million, $263 million and $222 million, respectively, were purchased under noncancelable commitments.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Contingent Lease Obligations

    The Company remains subject to contingent obligations under certain real estate leases, including real estate leases that were entered into by certain predecessor companies of a subsidiary prior to the Company's acquisition of the subsidiary. While over the course of many years, the title to certain properties and interest in the subject leases have been transferred to third parties and the subject leases have been amended several times by such third parties, the lessors have not formally released the subsidiary predecessor companies from their original obligations under the leases and therefore remain contingently liable in the event of default. The remaining terms of the lease obligations and the Company's corresponding indemnifications range up to 22 years. The lease payments under certain leases are subject to market value adjustments and contingent rental payments and therefore, the total contingent obligations under the leases cannot be precisely determined but are likely to total several hundred million dollars. A claim against the Company would be made only upon the current lessee's default and, in certain cases, after a series of claims and corresponding defaults by third parties that precede the Company in the order of liability. The Company also has certain indemnification rights from other parties to recover losses in the event of default on the lease obligations. The Company believes that the likelihood of its performance under these contingent obligations is remote and no liability has been recorded for any potential payments under the contingent lease obligations.

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

    The Company is subject to a putative class action entitled Cole, et al. v Quest Diagnostics Incorporated, which was filed in the U. S. District Court for the Eastern District of California, for allegedly conspiring with Facebook to track customers’ internet communications on Company web platforms without authorization, in violation of the California Invasion of Privacy Act ("CIPA") and the California Confidentiality of Medical Information Act ("CMIA"). The complaint alleged that the Company’s actions were an invasion of privacy and contributed to a loss of value in plaintiffs’ personally identifiable information. The Company moved to dismiss the case or, in the alternative, transfer venue to the U.S. District Court for New Jersey. Subsequently, plaintiffs filed an amended complaint, which the Company also moved to dismiss. The Company's motion to transfer the case was granted. The Company refiled its motion to dismiss with the New Jersey District Court. The motion to dismiss was granted without prejudice as to the CMIA claim and denied as to the CIPA claim. Thereafter, the Company filed a motion for reconsideration as to the CIPA claim, which was granted. The district court's decision was affirmed on appeal.

    As previously disclosed, in August 2011, the Company had received a subpoena from the U.S. Attorney for the Northern District of Georgia seeking various business records, including records related to the Company's compliance program, certain marketing materials, certain product offerings, and certain test ordering and other policies. The Company cooperated with the request. In 2021, a third amended complaint in a qui tam action filed in the U.S. District Court for the Northern District of Georgia was unsealed, which is related to the matter underlying the August 2011 subpoena. Both the U.S. Department of Justice and the State of Georgia declined to intervene in the action. The Company moved to dismiss the complaint and the complaint was dismissed without prejudice in August 2022. The relator subsequently filed a fourth amended complaint, which the Company has moved to dismiss. On August 23, 2024, the district court dismissed the complaint with prejudice. On appeal, the Eleventh Circuit affirmed the district court's dismissal. The relator filed a petition for certiorari with the U.S. Supreme Court, which is pending.

    The Company also received subpoenas from the U.S. Attorney for the District of New Jersey (the “NJ USAO”). The subpoenas seek various records relating to the Company’s relationship with the New York Giants and adherence to certain company policies and federal laws. The Company settled the matter with the NJ USAO and agreed to enter into a Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services. The Company has also received several subpoenas from the New York Attorney General’s Office, and is in the process of responding to them.

    The Company has also received subpoenas from the New York Attorney General’s Office that seek information about, among other things, the ordering and billing of certain test panels to Medicaid programs in New York. The Company is cooperating with the investigation.

    The Company also received a Civil Investigative Demand from the Texas Attorney General’s Office requesting documents related to its billing to Texas Medicaid. The Company is cooperating with this request.

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

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of December 31, 2025, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $20 million and $4 million as of December 31, 2025 and December 31, 2024, respectively.

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

    Reserves for general and professional liabilities claims matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $178 million and $169 million as of December 31, 2025 and December 31, 2024, respectively.

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

19.    BUSINESS SEGMENT INFORMATION

    The Company's DIS business is the only reportable segment based on the manner in which the Chief Executive Officer, who is the Company's CODM, assesses performance and allocates resources across the organization. The CODM uses the reported measure of segment profit (or loss) in assessing segment performance versus budget and when deciding how to allocate resources to segments. The DIS business provides diagnostic information services to a broad range of customers within its primary customer channels - physicians, hospitals, and patients and consumers. The DIS business accounted for greater than 95% of net revenues in 2025, 2024 and 2023.

    All other operating segments include the Company's DS businesses, which consist of its risk assessment services and healthcare information technology businesses. The Company's DS businesses offer solutions for insurers and offer solutions for healthcare providers and payers.

    As of December 31, 2025, substantially all of the Company’s services were provided within the United States and substantially all of the Company’s assets were located within the United States.

    The following table is a summary of segment information for the years ended December 31, 2025, 2024 and 2023. Segment asset information is not presented since it is not received by the CODM at the operating segment level. The CODM regularly reviews certain consolidated expenses, including employee compensation costs. "Other segment items" principally consist of costs for obtaining, transporting and testing specimens, facility costs used for the delivery of the Company's services, costs associated with the Company's sales and marketing efforts, and costs related to billing operations. Operating income (loss) of each segment represents net revenues less directly identifiable expenses. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2.

	2025
	DIS	Total
Net revenues	$10,785	$10,785
DS revenues		250
Total net revenues		$11,035

Less: Other segment items	(8,956)
Segment operating income	$1,829	$1,829
DS operating income		32
General corporate activities		(305)
Total operating income		1,556
Non-operating expense, net		(238)
Income before income taxes and equity in earnings of equity method investees		1,318
Income tax expense		(314)
Equity in earnings of equity method investees, net of taxes		42
Net income		1,046
Less: Net income attributable to noncontrolling interests		54
Net income attributable to Quest Diagnostics		$992

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

	2024
	DIS	Total
Net revenues	$9,614	$9,614
DS revenues		258
Total net revenues		$9,872

Less: Other segment items	(7,984)
Segment operating income	$1,630	$1,630
DS operating income		33
General corporate activities		(317)
Total operating income		1,346
Non-operating expense, net		(171)
Income before income taxes and equity in earnings of equity method investees		1,175
Income tax expense		(273)
Equity in earnings of equity method investees, net of taxes		19
Net income		921
Less: Net income attributable to noncontrolling interests		50
Net income attributable to Quest Diagnostics		$871

	2023
	DIS	Total
Net revenues	$8,976	$8,976
DS revenues		276
Total net revenues		$9,252

Less: Other segment items	(7,429)
Segment operating income	$1,547	$1,547
DS operating income		34
General corporate activities		(319)
Total operating income		1,262
Non-operating expense, net		(132)
Income before income taxes and equity in earnings of equity method investees		1,130
Income tax expense		(248)
Equity in earnings of equity method investees, net of taxes		26
Net income		908
Less: Net income attributable to noncontrolling interests		54
Net income attributable to Quest Diagnostics		$854

    Depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023

DIS business	$400	$352	$319
All other operating segments	14	13	11
General corporate	156	128	109
Total depreciation and amortization	$570	$493	$439

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(in millions unless otherwise indicated)

    Capital expenditures for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023

DIS business	$514	$410	$398
All other operating segments	10	7	8
General corporate	3	8	2
Total capital expenditures	$527	$425	$408

    The approximate percentage of net revenues by major service for the years ended December 31, 2025, 2024 and 2023 was as follows:

	2025	2024	2023

Routine clinical testing and other services	54%	51%	51%
COVID-19 testing services	—	1	2
Gene-based and esoteric (including advanced diagnostics) testing services	38	39	38
Anatomic pathology testing services	6	6	6
All other	2	3	3
Net revenues	100%	100%	100%

    The approximate percentage of net revenues by customer channel for the years ended December 31, 2025, 2024 and 2023 was as follows:

	2025	2024	2023

Physician lab services	71%	68%	66%
Hospital lab services	18	20	21
Other DIS	9	9	10
Total DIS revenues	98	97	97
DS revenues	2	3	3
Total net revenues	100%	100%	100%

    Physician lab services includes net revenues for physicians including those associated with ACOs and FQHCs.

20.    SUBSEQUENT EVENTS

    Venture with Corewell Health

    During August 2025, the Company and Corewell Health signed a definitive agreement to enter into a venture which will perform laboratory testing in the state of Michigan via a new laboratory facility. The parties completed the transaction during January 2026. Under the terms of the venture, Quest and Corewell Health will continue to serve providers and patients in Michigan from their existing patient service centers (which will be run by the venture) and their existing laboratories until a new laboratory is operational during 2027.

    Equity ownership of the venture is shared 51% by Quest and 49% by Corewell Health and Quest will consolidate the business in its consolidated financial statements. Based on the preliminary purchase price allocation, which may be revised as additional information becomes available during the measurement period, the assets acquired and liabilities assumed principally consist of $179 million of goodwill, of which $22 million is deductible for tax purposes, $124 million of customer-related intangible assets, $19 million of operating lease assets, $19 million of operating lease liabilities, and $12 million of deferred income tax liabilities. The intangible assets are being amortized over a useful life of 15 years.