Form 10-Q
period 2026-03-31
QUEST DIAGNOSTICS INC
filed 2026-04-22
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 15, 2026, there were outstanding 110,696,429 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Net revenues	$2,895	$2,652

Operating costs and expenses and other operating income:
Cost of services	1,953	1,789
Selling, general and administrative	504	476
Amortization of intangible assets	37	39
Other operating expense, net	2	2
Total operating costs and expenses, net	2,496	2,306

Operating income	399	346

Other income (expense):
Interest expense, net	(63)	(67)
Other expense, net	(2)	(3)
Total non-operating expense, net	(65)	(70)

Income before income taxes and equity in earnings of equity method investees	334	276
Income tax expense	(74)	(59)
Equity in earnings of equity method investees, net of taxes	4	18
Net income	264	235
Less: Net income attributable to noncontrolling interests	12	15
Net income attributable to Quest Diagnostics	$252	$220

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.27	$1.97

Diluted	$2.24	$1.94

Weighted average common shares outstanding:
Basic	110	111

Diluted	112	113

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$264	$235

Other comprehensive income (loss):
Foreign currency translation adjustment	(16)	5
Other comprehensive (loss) income	(16)	5

Comprehensive income	248	240
Less: Comprehensive income attributable to noncontrolling interests	12	15
Comprehensive income attributable to Quest Diagnostics	$236	$225

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2026 AND DECEMBER 31, 2025
(unaudited)
(in millions, except per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$393	$420
Accounts receivable, net of allowance for credit losses of $27 and $25 as of March 31, 2026 and December 31, 2025, respectively	1,587	1,408
Inventories	225	189
Prepaid expenses and other current assets	361	361
Total current assets	2,566	2,378
Property, plant and equipment, net	2,189	2,203
Operating lease right-of-use assets	691	657
Goodwill	9,120	8,945
Intangible assets, net	1,717	1,636
Investments in equity method investees	134	136
Other assets	256	270
Total assets	$16,673	$16,225

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,500	$1,600
Current portion of long-term debt	503	504
Current portion of long-term operating lease liabilities	174	174
Total current liabilities	2,177	2,278
Long-term debt	5,155	5,167
Long-term operating lease liabilities	574	537
Other liabilities	1,022	957
Commitments and contingencies
Redeemable noncontrolling interest	79	80
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both March 31, 2026 and December 31, 2025; 162 shares issued as of both March 31, 2026 and December 31, 2025	2	2
Additional paid-in capital	2,347	2,381
Retained earnings	10,151	9,994
Accumulated other comprehensive loss	(43)	(27)
Treasury stock, at cost; 51 shares and 52 shares as of March 31, 2026 and December 31, 2025, respectively	(5,091)	(5,180)
Total Quest Diagnostics stockholders’ equity	7,366	7,170
Noncontrolling interests	300	36
Total stockholders’ equity	7,666	7,206
Total liabilities and stockholders’ equity	$16,673	$16,225

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$264	$235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147	140
Provision for credit losses	1	1
Deferred income tax expense	48	7
Stock-based compensation expense	20	22
Other, net	8	(1)
Changes in operating assets and liabilities:
Accounts receivable	(180)	(101)
Accounts payable and accrued expenses	(12)	(53)
Income taxes payable	13	15
Other assets and liabilities, net	(31)	49
Net cash provided by operating activities	278	314

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(38)	—
Capital expenditures	(114)	(117)
Other investing activities, net	—	2
Net cash used in investing activities	(152)	(115)

Cash flows from financing activities:
Proceeds from borrowings	—	215
Repayments of debt	(1)	(600)
Exercise of stock options	65	29
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(37)	(42)
Dividends paid	(88)	(84)
Distributions to noncontrolling interest partners	(7)	(18)
Other financing activities, net	(84)	(61)
Net cash used in financing activities	(152)	(561)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	1

Net change in cash and cash equivalents and restricted cash	(27)	(361)
Cash and cash equivalents and restricted cash, beginning of period	420	549
Cash and cash equivalents and restricted cash, end of period	$393	$188

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(unaudited)
(in millions)

For the Three Months Ended March 31, 2026		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2025	110	$2	$2,381	$9,994	$(27)	$(5,180)	$36	$7,206
Net income				252			11	263
Other comprehensive loss, net of taxes					(16)			(16)
Dividends declared				(95)				(95)
Distributions to noncontrolling interest partners							(5)	(5)
Issuance of common stock under benefit plans			(41)			48		7
Stock-based compensation expense			20					20
Exercise of stock options	1		6			59		65
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(19)			(18)		(37)
Contributions by noncontrolling interest partners							258	258
Balance, March 31, 2026	111	$2	$2,347	$10,151	$(43)	$(5,091)	$300	$7,666

For the Three Months Ended March 31, 2025		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2024	111	$2	$2,361	$9,360	$(88)	$(4,857)	$35	$6,813
Net income				220			12	232
Other comprehensive income, net of taxes					5			5
Dividends declared				(90)				(90)
Distributions to noncontrolling interest partners							(14)	(14)
Issuance of common stock under benefit plans	1		(54)			61		7
Stock-based compensation expense			22					22
Exercise of stock options						29		29
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(19)			(23)		(42)
Balance, March 31, 2025	112	$2	$2,310	$9,490	$(83)	$(4,790)	$33	$6,962

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in millions, unless otherwise indicated)

1.    DESCRIPTION OF BUSINESS

    Background

    Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") work across the healthcare ecosystem to create a healthier world, one life at a time. The Company's diagnostic information services ("DIS") business provides diagnostic insights from the results of its laboratory testing to empower people, physicians, and organizations to take action to improve health outcomes. Derived from one of the world's largest databases of de-identifiable clinical lab results, the Company's diagnostic insights reveal new avenues to identify and treat disease, inspire healthy behaviors and improve healthcare management. In the right hands and with the right context, the Company's diagnostic insights can inspire actions that transform lives and create a healthier world. The Company provides services to a broad range of customers within its primary customer channels - physicians (including those associated with accountable care organizations ("ACOs") and Federally Qualified Health Centers ("FQHCs")), hospitals, and patients and consumers. Other customers include health plans, employers, new and emerging retail healthcare providers, government agencies, pharmaceutical companies and other commercial clinical laboratories. The Company offers broad access to clinical testing through a network of laboratories, patient service centers, phlebotomists in physician offices, and connectivity resources, including call centers and mobile phlebotomists, nurses and other health and wellness professionals. The Company's large in-house staff of medical and scientific experts, including medical directors, scientific directors, genetic counselors and board-certified geneticists, provide medical and scientific consultation to healthcare providers and patients regarding the Company's tests and test results, and help them best utilize Quest Diagnostics' services to improve outcomes and enhance satisfaction. The Company's Diagnostic Solutions ("DS") group, which represents the balance of the Company's consolidated net revenues, includes the Company's risk assessment services business, which offers solutions for insurers, and the Company's healthcare information technology businesses, which offer solutions for healthcare providers and payers.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The interim unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, comprehensive income, financial condition, cash flows and stockholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K. The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2025 but does not include all the disclosures required by accounting principles generally accepted in the United States (“GAAP”).

    The accounting policies of the Company are the same as those set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2025 Annual Report on Form 10-K.

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

    New Accounting Standards to be Adopted

    In November 2024, the Financial Accounting Standards Board ("FASB") issued a new accounting standard which will require companies to disaggregate certain income statement expenses. The pronouncement is effective for annual filings for the year ended December 31, 2027 and for interim periods within the year ended December 31, 2028. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows.

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

3.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended March 31,
	2026	2025
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$252	$220
Less: Earnings allocated to participating securities	1	1
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$251	$219

Weighted average common shares outstanding – basic	110	111
Effect of dilutive securities:
Stock options and performance share units	2	2
Weighted average common shares outstanding – diluted	112	113

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.27	$1.97
Diluted	$2.24	$1.94

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Restructuring Charges

    The Company's pre-tax restructuring charges for the three months ended March 31, 2026 and 2025 were $7 million and $11 million, respectively, entirely related to employee separation costs associated with various workforce reduction initiatives as the Company continued to restructure its organization. Of the total restructuring charges incurred during the three months ended March 31, 2026, $2 million and $5 million were recorded in cost of services and selling, general and administrative expenses, respectively. Of the total restructuring charges incurred during the three months ended March 31, 2025, $6 million and $5 million were recorded in cost of services and selling, general and administrative expenses, respectively.

    Charges for all periods presented were primarily recorded in the Company's DIS business.

    The restructuring liability as of both March 31, 2026 and December 31, 2025, which is included in accounts payable and accrued expenses, was $18 million.

5.     BUSINESS ACQUISITIONS

    During August 2025, the Company and Corewell Health signed a definitive agreement to form a new entity which will perform laboratory testing in the state of Michigan via a new laboratory facility. The parties completed the transaction during January 2026. In connection with the transaction, Corewell Health contributed a laboratory business over which the Company obtained a controlling financial interest. Under the terms of the transaction, the Company and Corewell Health are continuing to serve providers and patients in Michigan from their existing patient service centers (which are operated by the newly formed entity) and their existing laboratories until a new laboratory is operational during 2027. Equity ownership of the newly formed entity is shared 51% by the Company and 49% by Corewell Health and the Company is consolidating the entity in its consolidated financial statements.

    The total purchase consideration transferred to Corewell Health in conjunction with the formation of the entity included $38 million of cash consideration and a 49% non-controlling interest in the entity, with such interest valued at $253 million.
    Based on the preliminary purchase price allocation, which may be revised as additional information becomes available during the measurement period, the assets acquired and liabilities assumed principally consist of $179 million of goodwill, of which $22 million is deductible for tax purposes, $124 million of customer-related intangible assets, $20 million of operating lease assets, $20 million of operating lease liabilities, and $12 million of deferred income tax liabilities. The intangible assets are being amortized over a useful life of 15 years.

    The acquisition described above was accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed are recorded based on their estimated fair values as of the closing date. The goodwill recorded primarily includes the expected synergies resulting from combining the operations of the acquired entity with those of the Company and the value associated with an assembled workforce and other intangible assets that do not qualify for separate recognition. All of the goodwill acquired in connection with the acquisition has been allocated to the Company's DIS business. For further details regarding business segment information, see Note 11. Supplemental pro forma combined financial information, and financial information subsequent to the acquisition close date, has not been presented as the impact of the acquisition is not material to the Company's consolidated financial statements.

    For details regarding the Company's 2025 acquisitions, see Note 6 to the audited consolidated financial statements in the Company's 2025 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

6.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2026	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$84	$84	$—	$—
Cash surrender value of life insurance policies	67	—	67	—
Fixed-to-variable interest rate swaps	3	—	3	—
Total	$154	$84	$70	$—

Liabilities:
Deferred compensation liabilities	$152	$—	$152	$—
Contingent consideration	99	—	—	99
Fixed-to-variable interest rate swaps	2	—	2	—
Total	$253	$—	$154	$99

Redeemable noncontrolling interest	$79	$—	$—	$79

		Basis of Fair Value Measurements
December 31, 2025	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$78	$78	$—	$—
Cash surrender value of life insurance policies	72	—	72	—
Equity investments	2	2	—	—
Fixed-to-variable interest rate swaps	14	—	14	—
Total	$166	$80	$86	$—

Liabilities:
Deferred compensation liabilities	$150	$—	$150	$—
Contingent consideration	96	—	—	96
Total	$246	$—	$150	$96

Redeemable noncontrolling interest	$80	$—	$—	$80

    A detailed description regarding the Company's fair value measurements is contained in Note 7 to the audited consolidated financial statements in the Company's 2025 Annual Report on Form 10-K.

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

    The Company offers certain employees the opportunity to participate in a non-qualified deferred compensation program. A participant's deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program's liability. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments. Changes in the fair value of the deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value, which is recorded in other assets in the Company's consolidated balance sheet, and the deferred compensation obligation are classified within Level 2 of the fair value hierarchy because their inputs are derived principally from observable market data by correlation to the hypothetical investments. Through December 31, 2025, deferrals under the plan could only be made by participants who made deferrals under the plan in 2017. Effective January 1, 2026, the plan no longer accepted deferrals on compensation earned after December 31, 2025.

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

     During June 2023, the Company acquired Haystack Oncology, Inc. ("Haystack"), an early-stage oncology company focused on minimal residual disease testing to aid in the detection of residual or recurring cancer and better inform therapy decisions. In connection with the acquisition there is a contingent consideration obligation under which the seller can receive up to $100 million of additional consideration dependent upon the achievement of certain revenue benchmarks through 2028 and up to an additional $50 million of consideration dependent upon the Company receiving reimbursement coverage from the Centers for Medicare and Medicaid Services ("CMS"). The portion of the contingent consideration obligation which is dependent upon the achievement of certain revenue benchmarks was measured at fair value using a Monte Carlo method and is classified within Level 3 of the fair value hierarchy as the fair value is determined based on significant inputs that are not observable. Significant inputs include management’s estimate of revenue and other market inputs, including comparable company revenue volatility (25%) and a discount rate (7.0%). The portion of the contingent consideration obligation which is dependent upon the Company receiving reimbursement coverage from the CMS is also classified within Level 3 of the fair value hierarchy as the fair value is principally determined based on management's estimate, which is a significant input that is not observable. Additionally, the fair value of the entire contingent consideration obligation is also impacted by a market discount rate (5%) which adjusts the estimated payments to present value. The fair value of the contingent consideration obligation is not overly sensitive to movements in the comparable company revenue volatility or the discount rate used for the portion of the obligation that is dependent upon the achievement of certain revenue benchmarks. For example, changing the comparable company revenue volatility from 25% to 30% impacts the fair value by $3 million (assuming no other inputs are modified) and changing the discount rate from 7.0% to 10.5% impacts the fair value by $5 million (assuming no other inputs are modified).

    The Company has additional contingent consideration obligations in connection with other acquisitions. The liabilities related to such obligations are included in the amounts below.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The following table provides a reconciliation of the beginning and ending balances of liabilities using significant unobservable inputs (Level 3):

Contingent Consideration

Balance, December 31, 2025	$96
Total fair value adjustments included in earnings - unrealized	3
Balance, March 31, 2026	$99

    The $3 million net loss included in earnings associated with the change in the fair value of contingent consideration for the three months ended March 31, 2026 is reported in other operating expense, net.

    Of the aggregate $99 million contingent consideration obligation as of March 31, 2026, $47 million and $52 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet. Of the aggregate $96 million contingent consideration obligation as of December 31, 2025, $45 million and $51 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet.

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of March 31, 2026, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of March 31, 2026 and December 31, 2025, the fair value of the Company’s debt was estimated at $5.6 billion and $5.7 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

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

    A summary of the notional amounts of these interest rate swap agreements as of March 31, 2026 and December 31, 2025 was as follows:

	Notional Amount
Debt Instrument	March 31, 2026	December 31, 2025

5.00% Senior Notes due December 2034	$850	$850
2.80% Senior Notes due June 2031	550	550
6.40% Senior Notes due November 2033	400	400
	$1,800	$1,800
    The fixed-to-variable interest rate swap agreements in the table above have variable interest rates ranging from SOFR minus 1.36% to SOFR plus 2.48%.

    As of March 31, 2026 and December 31, 2025, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment
Balance Sheet Classification	March 31, 2026	March 31, 2026	December 31, 2025	December 31, 2025
Long-term debt	$1,786	$1	$1,799	$15

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The following table presents the effect of fair value hedge accounting on the consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	Interest Expense, Net	Interest Expense, Net
Total for line item in which the effects of fair value hedges are recorded	$63	$67

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$13	$(28)
Derivatives designated as hedging instruments	$(13)	$28

    A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows:

	March 31, 2026		December 31, 2025
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Fixed-to-variable interest rate swap agreements	Other assets	$3	Other assets	$14
	Other liabilities	$2	Other liabilities	$—

    A detailed description regarding the Company's use of derivative financial instruments is contained in Note 15 to the audited consolidated financial statements in the Company's 2025 Annual Report on Form 10-K.

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

    For the three months ended March 31, 2026 and 2025, the tax effects related to the deferred gains (losses) on cash flow hedges were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2026 were as follows:

	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, December 31, 2025	$(31)	$4	$(27)
Other comprehensive loss before reclassifications	(16)	—	(16)
Net current period other comprehensive loss	(16)	—	(16)
Balance, March 31, 2026	$(47)	$4	$(43)
    The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2025 were as follows:

	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, December 31, 2024	$(93)	$5	$(88)
Other comprehensive income before reclassifications	5	—	5
Net current period other comprehensive income	5	—	5
Balance, March 31, 2025	$(88)	$5	$(83)

    Dividend Program

    During the first quarter of 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.86 per common share. During each of the four quarters of 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.80 per common share.

    Share Repurchase Program

    In February 2026, the Company's Board of Directors authorized the Company to repurchase an additional $1 billion of the Company's common stock. As of March 31, 2026, $1.4 billion remained available under the Company’s share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For both the three months ended March 31, 2026 and March 31, 2025, the Company repurchased no shares of its common stock.

    Shares Reissued from Treasury Stock

    For the three months ended March 31, 2026 and 2025, the Company reissued 0.9 million shares and 0.7 million shares, respectively, from treasury stock under its Employee Stock Purchase Plan and its stock-based compensation program.

    For details regarding the Company's stock ownership and compensation plans, see Note 17 to the audited consolidated financial statements in the Company's 2025 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. As of March 31, 2026 and December 31, 2025, the redeemable noncontrolling interest was presented at its fair value. For further details regarding the fair value of the redeemable noncontrolling interest, see Note 6.

9.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Depreciation expense	$110	$101
Amortization expense	37	39
Depreciation and amortization expense	$147	$140

Interest expense	$(65)	$(72)
Interest income	2	5
Interest expense, net	$(63)	$(67)

Interest paid	$22	$32
Income taxes paid	$8	$4

Accounts payable associated with capital expenditures	$40	$30
Dividends payable	$96	$90

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$62	$52
    During the three months ended March 31, 2026 and 2025, other financing activities, net in the Company's consolidated statement of cash flows included changes in bank overdrafts, which are generally settled in cash in the short term, of $(84) million and $(61) million, respectively.

10.     COMMITMENTS AND CONTINGENCIES

    Letters of Credit

    The Company can issue letters of credit under its secured receivables credit facility and its $750 million senior unsecured revolving credit facility. For further discussion regarding the facilities, see Note 13 to the audited consolidated financial statements in the Company's 2025 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    In support of its risk management program, $82 million in letters of credit under the secured receivables credit facility were outstanding as of March 31, 2026, providing collateral for current and future automobile liability and workers’ compensation loss payments.

    Contingent Lease Obligations

    The Company remains subject to contingent obligations under certain real estate leases for which no liability has been recorded. For further details, see Note 18 to the audited consolidated financial statements in the Company’s 2025 Annual Report on Form 10-K.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    As previously disclosed, in August 2011, the Company had received a subpoena from the U.S. Attorney for the Northern District of Georgia seeking various business records, including records related to the Company's compliance program, certain marketing materials, certain product offerings, and certain test ordering and other policies. The Company cooperated with the request. In 2021, a third amended complaint in a qui tam action filed in the U.S. District Court for the Northern District of Georgia was unsealed, which is related to the matter underlying the August 2011 subpoena. Both the U.S. Department of Justice and the State of Georgia declined to intervene in the action. The Company moved to dismiss the complaint and the complaint was dismissed without prejudice in August 2022. The relator subsequently filed a fourth amended complaint, which the Company has moved to dismiss. On August 23, 2024, the district court dismissed the complaint with prejudice. On appeal, the Eleventh Circuit affirmed the district court's dismissal. The relator filed a petition for certiorari with the U.S. Supreme Court, which was denied.

    The Company also received subpoenas from the U.S. Attorney for the District of New Jersey (the “NJ USAO”). The subpoenas seek various records relating to the Company’s relationship with the New York Giants and adherence to certain company policies and federal laws. The Company settled the matter with the NJ USAO and agreed to enter into a Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services. The Company has also received several subpoenas from the New York Attorney General’s Office, and is in the process of responding to them.

    The Company has also received subpoenas from the New York Attorney General’s Office that seek information about, among other things, the ordering and billing of certain test panels to Medicaid programs in New York. The Company is cooperating with the investigation.

    The Company also received a Civil Investigative Demand from the Texas Attorney General’s Office requesting documents related to its billing to Texas Medicaid. The Company is cooperating with this request.

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

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of March 31, 2026, the Company does not believe that material losses related to legal matters are probable.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Reserves for legal matters totaled $20 million as of both March 31, 2026 and December 31, 2025.

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

    Reserves for general and professional liability claims matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $173 million and $178 million as of March 31, 2026 and December 31, 2025, respectively.

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

11.    BUSINESS SEGMENT INFORMATION

    The Company's DIS business is the only reportable segment based on the manner in which the Chief Executive Officer, who is the Company's Chief Operating Decision Maker ("CODM"), assesses performance and allocates resources across the organization. The CODM uses the reported measurement of segment profit (loss) in assessing segment performance versus budget and when deciding how to allocate resources to segments. The DIS business provides diagnostic information services to a broad range of customers within its primary customer channels - physicians, hospitals, and patients and consumers. The DIS business accounted for greater than 95% of net revenues in both 2026 and 2025.

    All other operating segments include the Company's DS businesses, which consist of its risk assessment services and healthcare information technology businesses. The Company's DS businesses offer solutions for insurers and offer solutions for healthcare providers and payers.

    As of March 31, 2026, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

    The following table is a summary of segment information for the three months ended March 31, 2026 and 2025. Segment asset information is not presented since it is not received by the CODM at the operating segment level. The CODM regularly reviews certain consolidated expenses, including employee compensation costs. "Other segment items" principally consist of costs for obtaining, transporting and testing specimens, facility costs used for the delivery of the Company's services,

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

costs associated with the Company's sales and marketing efforts, and costs related to billing operations. Operating income (loss) of each segment represents net revenues less directly identifiable expenses. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2025 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended
	March 31, 2026
	DIS	Total
Net revenues	$2,832	$2,832
DS revenues		63
Total net revenues		$2,895

Less: Other segment items	2,375
Segment operating income	$457	$457
DS operating income		7
General corporate activities		(65)
Total operating income		399
Non-operating expense, net		(65)
Income before income taxes and equity in earnings of equity method investees		334
Income tax expense		(74)
Equity in earnings of equity method investees, net of taxes		4
Net income		264
Less: Net income attributable to noncontrolling interests		12
Net income attributable to Quest Diagnostics		$252

	Three Months Ended
	March 31, 2025
	DIS	Total
Net revenues	$2,589	$2,589
DS revenues		63
Total net revenues		$2,652

Less: Other segment items	2,175
Segment operating income	$414	$414
DS operating income		8
General corporate activities		(76)
Total operating income		346
Non-operating expense, net		(70)
Income before income taxes and equity in earnings of equity method investees		276
Income tax expense		(59)
Equity in earnings of equity method investees, net of taxes		18
Net income		235
Less: Net income attributable to noncontrolling interests		15
Net income attributable to Quest Diagnostics		$220

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025

DIS business	$106	$97
All other operating segments	3	4
General corporate	38	39
Total depreciation and amortization	$147	$140

12.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three months ended March 31, 2026 and 2025 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from payer customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions. The portfolios determined using the portfolio approach consist of the following groups of payer customers: healthcare insurers, government payers (including Medicare and Medicaid programs), client payers and patients.

    For further details regarding revenue recognition in the Company's DIS business, see Note 3 to the audited consolidated financial statements in the Company's 2025 Annual Report on Form 10-K.

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

    Net Revenue and Net Accounts Receivable by Payer Customer Type

    The approximate percentage of net revenue by type of payer customer was as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Three Months Ended March 31,
	2026	2025
Healthcare insurers:
Fee-for-service	33%	35%
Capitated	3	3
Total healthcare insurers	36	38
Government payers (principally fee-for-service)	16	16
Client payers	32	31
Patients (including coinsurance and deductible responsibilities)	14	13
Total DIS	98	98
DS	2	2
Net revenues	100%	100%

    The approximate percentage of net accounts receivable by type of payer customer was as follows:

	March 31, 2026	December 31, 2025

Healthcare Insurers	27%	27%
Government Payers	8	8
Client Payers	43	43
Patients (including coinsurance and deductible responsibilities)	20	20
Total DIS	98	98
DS	2	2
Net accounts receivable	100%	100%

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

First Quarter Highlights

	Three Months Ended March 31,
	2026	2025
	(dollars in millions, except per share data)
Net revenues	$2,895	$2,652
DIS revenues	$2,832	$2,589
Revenue per requisition change	(1.3)%	0.3%
Requisition volume change	10.9%	12.4%
Organic requisition volume change	10.8%	(0.9)%
DS revenues	$63	$63
Operating income	$399	$346
Net income attributable to Quest Diagnostics	$252	$220
Diluted earnings per share	$2.24	$1.94
Net cash provided by operating activities	$278	$314
Capital expenditures	$114	$117

    For further discussion of the year-over-year changes for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, see "Results of Operations" below.

Venture with Corewell Health

    During August 2025, we and Corewell Health signed a definitive agreement to form a new entity which will perform laboratory testing in the state of Michigan via a new laboratory facility. The parties completed the transaction during January 2026. In connection with the transaction, Corewell Health contributed a laboratory business over which we obtained a controlling financial interest. Under the terms of the transaction, the parties are continuing to serve providers and patients in Michigan from their existing patient service centers (which are operated by the newly formed entity) and their existing laboratories until a new laboratory is operational during 2027. Equity ownership of the newly formed entity is shared 51% by us and 49% by Corewell Health and we are consolidating the entity in our consolidated financial statements. The business is included in our DIS segment.

    For further details see Note 5 to the interim unaudited consolidated financial statements.

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

    For the three months ended March 31, 2026, we incurred $7 million of pre-tax charges in connection with restructuring and integration activities, principally including employee separation costs, with the remainder including integration costs. Most of the charges will result in cash expenditures. Additional restructuring and integration charges may be incurred in future periods, including as we identify additional opportunities to achieve further savings and productivity improvements.

Critical Accounting Policies

    There have been no significant changes to our critical accounting policies from those disclosed in our 2025 Annual Report on Form 10-K.

Impact of New Accounting Standards

    The adoption of new accounting standards, if any, is discussed in Note 2 to the interim unaudited consolidated financial statements.

    The impact of recent accounting pronouncements not yet effective on our consolidated financial statements, if any, is also discussed in Note 2 to the interim unaudited consolidated financial statements.

Results of Operations

    The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$2,832	$2,589	$243	9.4%
DS businesses	63	63	—	0.8
Total net revenues	$2,895	$2,652	$243	9.2%

Operating costs and expenses and other operating income:
Cost of services	$1,953	$1,789	$164	9.2%
Selling, general and administrative	504	476	28	6.0
Amortization of intangible assets	37	39	(2)	(3.9)
Other operating expense, net	2	2	—	NM
Total operating costs and expenses, net	$2,496	$2,306	$190	8.2%

Operating income	$399	$346	$53	15.5%

Other income (expense):
Interest expense, net	$(63)	$(67)	$4	(6.0)%
Other expense, net	(2)	(3)	1	NM
Total non-operating expense, net	$(65)	$(70)	$5	NM

Income tax expense	$(74)	$(59)	$(15)	24.5%

Effective income tax rate	22.2%	21.5%
				0
Equity in earnings of equity method investees, net of taxes	$4	$18	$(14)	(77.5)%

Net income attributable to Quest Diagnostics	$252	$220	$32	14.4%

Diluted earnings per common share attributable to Quest Diagnostics' common stockholders	$2.24	$1.94	$0.30	15.5%

NM - Not Meaningful

    The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net revenues:
DIS business	97.8%	97.6%
DS businesses	2.2	2.4
Total net revenues	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	67.4%	67.5%
Selling, general and administrative	17.4	17.9
Amortization of intangible assets	1.3	1.5
Other operating expense, net	0.1	0.1
Total operating costs and expenses, net	86.2%	87.0%

Operating income	13.8%	13.0%

    Operating Results

    Results for the three months ended March 31, 2026 were affected by certain items that on a net basis decreased diluted earnings per share by $0.26 as follows:

•pre-tax amortization expense of $37 million, recorded in amortization of intangible assets, or $0.25 per diluted share;
•pre-tax charges of $7 million, principally recorded in equity in earnings of equity method investees, net of taxes, or $0.05 per diluted share, representing the losses associated with changes in the carrying value of our strategic investments;
•pre-tax charges of $7 million ($1 million recorded in cost of services and $6 million recorded in selling, general and administrative expenses), or $0.04 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $4 million, principally recorded in other operating expense, net, or $0.03 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; partially offset by
•$12 million of excess tax benefits associated with stock-based compensation arrangements, recorded in income tax expense, or $0.11 per diluted share.

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

    Net Revenues

    Net revenues for the three months ended March 31, 2026 increased by 9.2% compared to the prior year period principally driven by organic revenue growth of 9.0%.

    DIS revenues for the three months ended March 31, 2026 increased by 9.4% compared to the prior year period.

    For the three months ended March 31, 2026:

•The increase in DIS revenues compared to the prior year period was principally driven by the organic growth of 9.2%.
•DIS volume increased by 10.9% compared to the prior year period principally driven by organic growth of 10.8%, of which approximately 7% was due to both our new relationship with Corewell Health to provide Collaborative Lab Solutions and increasing our laboratory testing at dialysis clinics owned by Fresenius Medical Care in the United States. Excluding the Corewell Health and Fresenius Medical Care related testing, organic volume increased 3.8% compared to the prior year period.
•Revenue per requisition decreased by 1.3% compared to the prior year period primarily driven by the business mix associated with our new relationships with Corewell Health and Fresenius Medical Care, which include a greater proportion of routine tests than most of our clinical testing. Excluding the Corewell Health and Fresenius Medical Care business mix impacts, revenue per requisition increased by approximately 2.5% primarily driven by an increase in the number of tests per requisition and favorable test mix.

    DS revenues for the three months ended March 31, 2026 were principally consistent with the prior year period.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    For the three months ended March 31, 2026, cost of services increased by $164 million compared to the prior year period. The increase was primarily driven by higher compensation costs and, to a lesser extent, higher supplies expense, partially offset by cost savings and productivity improvements from our Invigorate program.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consist principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    For the three months ended March 31, 2026, SG&A increased by $28 million compared to the prior period. The increase was primarily driven by higher compensation costs.

    The changes in the value of our deferred compensation obligations is largely offset by changes in the value of the associated investments, which are recorded in other expense, net. For further details regarding our deferred compensation plans, see Note 17 to the audited consolidated financial statements included in our 2025 Annual Report on Form 10-K.

    Amortization Expense

    For the three months ended March 31, 2026, amortization expense was principally consistent with the prior year period.

    Other Operating Expense, Net

    Other operating expense, net includes miscellaneous income and expense items and other charges related to operating activities.

    For both the three months ended March 31, 2026 and 2025, other operating expense, net primarily represents losses associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions.

    Interest Expense, Net

    For the three months ended March 31, 2026, interest expense, net decreased by $4 million compared to the prior year period primarily due to the repayment in full of the outstanding indebtedness under our $600 million of 3.50% senior notes, which matured on March 30, 2025.

    Other Expense, Net

    Other expense, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For both the three months ended March 31, 2026 and 2025, other expense, net included $2 million of losses associated with investments in our deferred compensation plans.

    Income Tax Expense

    Income tax expense for the three months ended March 31, 2026 and 2025 was $74 million and $59 million, respectively.

    The effective income tax rate for the three months ended March 31, 2026 and 2025 was 22.2% and 21.5%, respectively. The effective income tax rate benefited from $12 million and $9 million of excess tax benefits associated with stock-based compensation arrangements for the three months ended March 31, 2026 and 2025, respectively.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    Equity in earnings of equity method investees, net of taxes, decreased by $14 million for the three months ended March 31, 2026, compared to the prior year period, primarily due to the three months ended March 31, 2025 including an $8 million non-recurring gain related to a lease and the three months ended March 31, 2026 including $7 million of losses associated with changes in the carrying value of our strategic investments.

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

    As of March 31, 2026 and December 31, 2025, the fair value of our debt was estimated at approximately $5.6 billion and $5.7 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of March 31, 2026 and December 31, 2025, the estimated fair value was more than (less than) the carrying value of the debt by $(15) million and $59 million, respectively. A hypothetical 10% increase in interest rates (representing 48 basis points and 44 basis points as of March 31, 2026 and December 31, 2025, respectively) would potentially reduce the estimated fair value of our debt by approximately $136 million and $135 million as of March 31, 2026 and December 31, 2025, respectively.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either commercial paper rates for highly-rated issuers or the adjusted Term Secured Overnight Financing Rate ("Term SOFR"), plus a spread. Interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates and changes in our public debt ratings. As of March 31, 2026, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or the adjusted Term SOFR, plus a spread of 0.80%; and for our senior unsecured revolving credit facility, the adjusted Term SOFR, plus 1.00%. As of March 31, 2026, there were no borrowings outstanding under both the secured receivables credit facility and the senior unsecured revolving credit facility.

    The notional amount of fixed-to-variable interest rate swaps outstanding as of both March 31, 2026 and December 31, 2025 was $1.8 billion. The aggregate net fair value of the fixed-to-variable interest rate swaps was $1 million and $14 million, in a net asset (liability) position, as of March 31, 2026 and December 31, 2025, respectively.

    Based on our net exposure to interest rate changes, a hypothetical 10% change to the variable rate component of our variable-rate indebtedness would not materially change our annual interest expense. A hypothetical 10% change in the SOFR curve (representing a 38 basis points change in the weighted average yield) would potentially change the fair value of our fixed- to-variable interest rate swaps by $44 million.

    For further details regarding our outstanding debt, see Note 13 to the audited consolidated financial statements included in our 2025 Annual Report on Form 10-K. For details regarding our financial instruments and hedging activities, see Note 7 to the interim unaudited consolidated financial statements and Note 15 to the audited consolidated financial statements included in our 2025 Annual Report on Form 10-K.

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

    We regularly evaluate equity investments that do not have readily determinable fair values to determine if there are any indicators that the investments are impaired. The carrying value of our equity investments that do not have readily determinable fair values was $47 million as of March 31, 2026. In conjunction with the preparation of our March 31, 2026 financial statements, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

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

Liquidity and Capital Resources

	Three Months Ended March 31,
	2026	2025	Change
	(dollars in millions)
Net cash provided by operating activities	$278	$314	$(36)
Net cash used in investing activities	(152)	(115)	(37)
Net cash used in financing activities	(152)	(561)	409
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	1	(2)
Net change in cash and cash equivalents and restricted cash	$(27)	$(361)	$334

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments with original maturities, at the time of acquisition, of three months or less. Cash and cash equivalents as of March 31, 2026 totaled $393 million, compared to $420 million as of December 31, 2025.

    As of March 31, 2026, approximately 21% of our $393 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the three months ended March 31, 2026 and 2025 was $278 million and $314 million, respectively. The $36 million decrease in net cash provided by operating activities for the three months ended March 31, 2026, compared to the prior year period, was primarily a result of the timing of operating receipts and disbursements and higher bonus payments in the current period versus a year ago, partially offset by increased operating income.

    Days sales outstanding, a measure of billing and collection efficiency, was 48 days as of March 31, 2026, 48 days as of December 31, 2025 and 47 days as of March 31, 2025.

    Cash Flows from Investing Activities

    Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was $152 million and $115 million, respectively. This $37 million increase in net cash used in investing activities for the three months ended March 31, 2026, compared to the prior year period, was primarily a result of increased cash used for business acquisitions.

    Cash Flows from Financing Activities

    Net cash used in financing activities for the three months ended March 31, 2026 and 2025 was $152 million and $561 million, respectively. This $409 million decrease in net cash used in financing activities for the three months ended March 31, 2026, compared to the prior year period, was primarily a result of the prior year period including the repayment in full of the outstanding indebtedness under our $600 million of 3.50% senior notes (which matured on March 30, 2025) using a combination of cash on hand and $215 million of borrowings under our secured receivables credit facility.

     During the three months ended March 31, 2026, there were no borrowings or repayments under our secured receivables credit facility. During the three months ended March 31, 2026, there were no borrowings or repayments under our senior unsecured revolving credit facility. During the three months ended March 31, 2025, we borrowed $215 million under our secured receivables credit facility, none of which was repaid prior to March 31, 2025. During the three months ended March 31, 2025, there were no borrowings or repayments under our senior unsecured revolving credit facility.

    Dividend Program

    During the first quarter of 2026, our Board of Directors declared a quarterly cash dividend of $0.86 per common share. During each of the four quarters of 2025, our Board of Directors declared a quarterly cash dividend of $0.80 per common share.

    Share Repurchase Program

    In February 2026, our Board of Directors authorized us to repurchase an additional $1 billion of our common stock. As of March 31, 2026, $1.4 billion remained available under our share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For both the three months ended March 31, 2026 and March 31, 2025, we repurchased no shares of our common stock.

    Contractual Obligations

    A description of the terms of our indebtedness and related debt service requirements is contained in Note 13 to the audited consolidated financial statements included in our 2025 Annual Report on Form 10-K.

    A discussion of our lease obligations is contained in Note 14 to the audited consolidated financial statements included in our 2025 Annual Report on Form 10-K.

    A discussion of our noncancellable commitments to purchase products or services is contained in Note 18 to the audited consolidated financial statements included in our 2025 Annual Report on Form 10-K.

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

    In conjunction with the preparation of our March 31, 2026 financial statements, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed.

    Requirements and Capital Resources

    We estimate that we will invest approximately $550 million during 2026 for capital expenditures, to support and grow our existing operations, principally related to investments in laboratory equipment and facilities, including laboratory automations and information technology to support our diagnostic offerings.

    We have $500 million of 3.45% senior notes due June 1, 2026.

    In February 2025, we committed to a multi-year project ("Project Nova") to modernize our "Order-to-Cash" business processes including related information technology infrastructure and underlying enabling technologies. We expect to deliver value throughout the implementation of Project Nova, as it unlocks a variety of streamlined operational benefits, reduced technology-related operating costs, accelerated revenue opportunities and improvements to the customer and patient experience. See our 2025 Annual Report on Form 10-K for further details.

    As of March 31, 2026, we had $1.3 billion of borrowing capacity available under our existing credit facilities, including $518 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings outstanding under the secured receivables credit facility and no borrowings outstanding under the senior unsecured revolving credit facility as of March 31, 2026. In support of our risk management program, $82 million in letters of credit under the secured receivables credit facility were outstanding as of March 31, 2026.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of March 31, 2026, we were in compliance with all such applicable financial covenants.

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

    During the first quarter of 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    See Note 10 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 1A. Risk Factors

    Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025 includes a discussion of our risk factors. There have been no material changes in the risk factors described in that report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2026.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2026 – January 31, 2026
Share Repurchase Program (A)	—	$—	—	$433,481
Employee Transactions (B)	119	$175.70	N/A	N/A
February 1, 2026 - February 28, 2026
Share Repurchase Program (A)	—	$—	—	$1,433,481
Employee Transactions (B)	61,028	$208.34	N/A	N/A
March 1, 2026 – March 31, 2026
Share Repurchase Program (A)	—	$—	—	$1,433,481
Employee Transactions (B)	119,493	$204.86	N/A	N/A
Total
Share Repurchase Program (A)	—	$—	—	$1,433,481
Employee Transactions (B)	180,640	$206.02	N/A	N/A

(A)In February 2026, our Board of Directors increased the size of our share repurchase program by $1 billion. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $14 billion of share repurchases of our common stock through March 31, 2026. The share repurchase authorization has no set expiration or termination date.

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

Name	Title	Type of Trading Arrangement	Security	Action	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Karthik Kuppusamy	SVP, Clinical Solutions	Rule 10b5-1 plan to sell	Common Stock	Adoption	February 26, 2026	February 26, 2026 to February 26, 2027*	Up to 8,147*

    * Includes shares of common stock to be released from stock options.

Item 6.Exhibits

    Exhibits:

10.1	Form of Quest Diagnostics Incorporated 2026 Equity Award Agreement

22	Subsidiary Guarantors of Securities

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20260331.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20260331_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20260331_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20260331_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20260331_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 22, 2026
Quest Diagnostics Incorporated

By	/s/ James E. Davis
James E. Davis
Chairman, Chief Executive Officer
and President

By	/s/ Sam A. Samad
Sam A. Samad
Executive Vice President and
Chief Financial Officer