Form 10-Q
period 2026-06-30
QUEST DIAGNOSTICS INC
filed 2026-07-23
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 15, 2026, there were outstanding 110,373,360 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$3,043	$2,761	$5,938	$5,413

Operating costs and expenses and other operating income:
Cost of services	2,016	1,818	3,969	3,607
Selling, general and administrative	529	486	1,033	962
Amortization of intangible assets	38	39	75	78
Other operating expense (income), net	1	(20)	3	(18)
Total operating costs and expenses, net	2,584	2,323	5,080	4,629

Operating income	459	438	858	784

Other income (expense):
Interest expense, net	(63)	(67)	(126)	(134)
Other income, net	16	13	14	10
Total non-operating expense, net	(47)	(54)	(112)	(124)

Income before income taxes and equity in earnings of equity method investees	412	384	746	660
Income tax expense	(88)	(97)	(162)	(156)
Equity in earnings of equity method investees, net of taxes	10	9	14	27
Net income	334	296	598	531
Less: Net income attributable to noncontrolling interests	14	14	26	29
Net income attributable to Quest Diagnostics	$320	$282	$572	$502

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.88	$2.51	$5.15	$4.48

Diluted	$2.84	$2.47	$5.08	$4.41

Weighted average common shares outstanding:
Basic	111	112	110	112

Diluted	112	113	112	113

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$334	$296	$598	$531

Other comprehensive income (loss):
Foreign currency translation adjustment	(19)	67	(35)	72
Other comprehensive (loss) income	(19)	67	(35)	72

Comprehensive income	315	363	563	603
Less: Comprehensive income attributable to noncontrolling interests	14	14	26	29
Comprehensive income attributable to Quest Diagnostics	$301	$349	$537	$574

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2026 AND DECEMBER 31, 2025
(unaudited)
(in millions, except per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$626	$420
Accounts receivable, net of allowance for credit losses of $28 and $25 as of June 30, 2026 and December 31, 2025, respectively	1,666	1,408
Inventories	233	189
Prepaid expenses and other current assets	319	361
Total current assets	2,844	2,378
Property, plant and equipment, net	2,219	2,203
Operating lease right-of-use assets	678	657
Goodwill	9,112	8,945
Intangible assets, net	1,672	1,636
Investments in equity method investees	137	136
Other assets	277	270
Total assets	$16,939	$16,225

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,598	$1,600
Current portion of long-term debt	10	504
Current portion of long-term operating lease liabilities	180	174
Total current liabilities	1,788	2,278
Long-term debt	5,632	5,167
Long-term operating lease liabilities	561	537
Other liabilities	1,059	957
Commitments and contingencies
Redeemable noncontrolling interest	80	80
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both June 30, 2026 and December 31, 2025; 162 shares issued as of both June 30, 2026 and December 31, 2025	2	2
Additional paid-in capital	2,374	2,381
Retained earnings	10,374	9,994
Accumulated other comprehensive loss	(62)	(27)
Treasury stock, at cost; 52 shares as of both June 30, 2026 and December 31, 2025	(5,172)	(5,180)
Total Quest Diagnostics stockholders’ equity	7,516	7,170
Noncontrolling interests	303	36
Total stockholders’ equity	7,819	7,206
Total liabilities and stockholders’ equity	$16,939	$16,225

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(unaudited)
(in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$598	$531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	293	283
Provision for credit losses	3	2
Deferred income tax expense	46	8
Stock-based compensation expense	43	43
Other, net	14	26
Changes in operating assets and liabilities:
Accounts receivable	(259)	(115)
Accounts payable and accrued expenses	130	(11)
Income taxes payable	4	9
Other assets and liabilities, net	3	82
Net cash provided by operating activities	875	858

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(38)	(17)
Capital expenditures	(252)	(225)
Other investing activities, net	4	3
Net cash used in investing activities	(286)	(239)

Cash flows from financing activities:
Proceeds from borrowings	494	400
Repayments of debt	(501)	(1,001)
Purchases of treasury stock	(102)	—
Exercise of stock options	81	42
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(38)	(42)
Dividends paid	(184)	(174)
Distributions to noncontrolling interest partners	(22)	(29)
Other financing activities, net	(109)	(50)
Net cash used in financing activities	(381)	(854)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2)	5

Net change in cash and cash equivalents and restricted cash	206	(230)
Cash and cash equivalents and restricted cash, beginning of period	420	549
Cash and cash equivalents and restricted cash, end of period	$626	$319

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(unaudited)
(in millions)

For the Three Months Ended June 30, 2026		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, March 31, 2026	111	$2	$2,347	$10,151	$(43)	$(5,091)	$300	$7,666
Net income				320			13	333
Other comprehensive loss, net of taxes					(19)			(19)
Dividends declared				(97)				(97)
Distributions to noncontrolling interest partners							(15)	(15)
Issuance of common stock under benefit plans			2			5		7
Stock-based compensation expense			23					23
Exercise of stock options			3			14		17
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(1)					(1)
Purchases of treasury stock	(1)					(100)		(100)
Contributions from noncontrolling interest partners							5	5
Balance, June 30, 2026	110	$2	$2,374	$10,374	$(62)	$(5,172)	$303	$7,819

For the Six Months Ended June 30, 2026		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2025	110	$2	$2,381	$9,994	$(27)	$(5,180)	$36	$7,206
Net income				572			24	596
Other comprehensive loss, net of taxes					(35)			(35)
Dividends declared				(192)				(192)
Distributions to noncontrolling interest partners							(20)	(20)
Issuance of common stock under benefit plans			(39)			53		14
Stock-based compensation expense			43					43
Exercise of stock options	1		9			73		82
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(20)			(18)		(38)
Purchases of treasury stock	(1)					(100)		(100)
Contributions from noncontrolling interest partners							263	263
Balance, June 30, 2026	110	$2	$2,374	$10,374	$(62)	$(5,172)	$303	$7,819

The accompanying notes are an integral part of these statements.

For the Three Months Ended June 30, 2025		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, March 31, 2025	112	$2	$2,310	$9,490	$(83)	$(4,790)	$33	$6,962
Net income				282			13	295
Other comprehensive income, net of taxes					67			67
Dividends declared				(90)				(90)
Distributions to noncontrolling interest partners							(9)	(9)
Issuance of common stock under benefit plans						6		6
Stock-based compensation expense			21					21
Exercise of stock options			1			12		13
Balance, June 30, 2025	112	$2	$2,332	$9,682	$(16)	$(4,772)	$37	$7,265

For the Six Months Ended June 30, 2025		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2024	111	$2	$2,361	$9,360	$(88)	$(4,857)	$35	$6,813
Net income				502			25	527
Other comprehensive income, net of taxes					72			72
Dividends declared				(180)				(180)
Distributions to noncontrolling interest partners							(23)	(23)
Issuance of common stock under benefit plans	1		(54)			67		13
Stock-based compensation expense			43					43
Exercise of stock options			1			41		42
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(19)			(23)		(42)
Balance, June 30, 2025	112	$2	$2,332	$9,682	$(16)	$(4,772)	$37	$7,265

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

3.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$320	$282	$572	$502
Less: Earnings allocated to participating securities	1	1	2	2
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$319	$281	$570	$500

Weighted average common shares outstanding – basic	111	112	110	112
Effect of dilutive securities:
Stock options and performance share units	1	1	2	1
Weighted average common shares outstanding – diluted	112	113	112	113

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.88	$2.51	$5.15	$4.48
Diluted	$2.84	$2.47	$5.08	$4.41

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

    Restructuring Charges and Impairment Charges

    The following table provides a summary of the Company's pre-tax restructuring and impairment charges for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Employee separation costs	$2	$1	$9	$12
Asset impairment charges	—	24	—	24
Total restructuring and impairment charges	$2	$25	$9	$36

    The Company's pre-tax restructuring charges for the three and six months ended June 30, 2026 included $2 million and $9 million, respectively, related to employee separation costs associated with various workforce reduction initiatives as the Company continued to restructure its organization. Of the total restructuring charges incurred during the three months ended June 30, 2026, $1 million was recorded in each of cost of services and selling, general and administrative expenses. Of the total restructuring charges incurred during the six months ended June 30, 2026, $3 million and $6 million, respectively, were recorded in cost of services and selling, general and administrative expenses.

    The Company's pre-tax restructuring charges for the three and six months ended June 30, 2025 included $1 million and $12 million, respectively, of employee separation costs associated with various workforce reduction initiatives as the Company continued to restructure its organization. Additionally, during the three and six months ended June 30, 2025, the Company recorded a $24 million impairment charge on certain long-lived assets related to the exit of a business. Of the total restructuring and impairment charges incurred during the three months ended June 30, 2025, $1 million and $24 million were recorded in selling, general and administrative expenses and other operating expense (income), net, respectively. Of the total restructuring and impairment charges incurred during the six months ended June 30, 2025, $6 million, $6 million and $24 million were recorded in cost of services, selling, general and administrative expenses, and other operating expense (income), net, respectively.

    Charges for all periods presented were primarily recorded in the Company's DIS business.

    The restructuring liability as of June 30, 2026 and December 31, 2025, which is included in accounts payable and accrued expenses, was $12 million and $18 million, respectively.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

6.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2026	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$94	$94	$—	$—
Cash surrender value of life insurance policies	75	—	75	—
Total	$169	$94	$75	$—

Liabilities:
Deferred compensation liabilities	$170	$—	$170	$—
Contingent consideration	100	—	—	100
Fixed-to-variable interest rate swaps	21	—	21	—
Total	$291	$—	$191	$100

Redeemable noncontrolling interest	$80	$—	$—	$80

		Basis of Fair Value Measurements
December 31, 2025	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$78	$78	$—	$—
Cash surrender value of life insurance policies	72	—	72	—
Equity investments	2	2	—	—
Fixed-to-variable interest rate swaps	14	—	14	—
Total	$166	$80	$86	$—

Liabilities:
Deferred compensation liabilities	$150	$—	$150	$—
Contingent consideration	96	—	—	96
Total	$246	$—	$150	$96

Redeemable noncontrolling interest	$80	$—	$—	$80

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

     During June 2023, the Company acquired Haystack Oncology, Inc. ("Haystack"), an early-stage oncology company focused on minimal residual disease testing to aid in the detection of residual or recurring cancer and better inform therapy decisions. In connection with the acquisition there is a contingent consideration obligation under which the seller can receive up to $100 million of additional consideration dependent upon the achievement of certain revenue benchmarks through 2028 and up to an additional $50 million of consideration dependent upon the Company receiving reimbursement coverage from the Centers for Medicare and Medicaid Services ("CMS"). The portion of the contingent consideration obligation which is dependent upon the achievement of certain revenue benchmarks was measured at fair value using a Monte Carlo method and is classified within Level 3 of the fair value hierarchy as the fair value is determined based on significant inputs that are not observable. Significant inputs include management’s estimate of revenue and other market inputs, including comparable company revenue volatility (25%) and a discount rate (7.0%). The portion of the contingent consideration obligation which is dependent upon the Company receiving reimbursement coverage from the CMS is also classified within Level 3 of the fair value hierarchy as the fair value is principally determined based on management's estimate, which is a significant input that is not observable. Additionally, the fair value of the entire contingent consideration obligation is also impacted by a market discount rate (5%) which adjusts the estimated payments to present value. The fair value of the contingent consideration obligation is not overly sensitive to movements in the comparable company revenue volatility or the discount rate used for the portion of the obligation that is dependent upon the achievement of certain revenue benchmarks. For example, changing the comparable company revenue volatility from 25% to 30% impacts the fair value by $3 million (assuming no other inputs are modified) and changing the discount rate from 7.0% to 10.5% impacts the fair value by $4 million (assuming no other inputs are modified).

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

Contingent Consideration

Balance, December 31, 2025	$96
Total fair value adjustments included in earnings - unrealized	4
Balance, June 30, 2026	$100

    The $4 million net loss included in earnings associated with the change in the fair value of contingent consideration for the six months ended June 30, 2026 is reported in other operating expense (income), net.

    Of the aggregate $100 million contingent consideration obligation as of June 30, 2026, $49 million and $51 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet. Of the aggregate $96 million contingent consideration obligation as of December 31, 2025, $45 million and $51 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet.

    During the three months ended June 30, 2025, the Company recorded a $24 million impairment charge on certain long-lived assets related to the exit of a business. The fair value measurement was classified within Level 3 of the fair value hierarchy as it was based on significant inputs that are not observable.

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of June 30, 2026, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of June 30, 2026 and December 31, 2025, the fair value of the Company’s debt was estimated at $5.6 billion and $5.7 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

7.    DEBT

    Long-Term Debt

    Long-term debt (including finance lease obligations) as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025

3.45% Senior Note due June 2026	$—	$501
4.60% Senior Notes due December 2027	400	400
4.20% Senior Notes due June 2029	500	499
4.625% Senior Notes due December 2029	600	600
2.95% Senior Notes due June 2030	799	799
2.80% Senior Notes due June 2031	551	564
6.40% Senior Notes due November 2033	748	756
5.00% Senior Notes due December 2034	826	840
5.00% Senior Notes due June 2036	494	—
6.95% Senior Notes due July 2037	175	175
5.75% Senior Notes due January 2040	246	246
4.70% Senior Notes due March 2045	300	300
Other	35	21
Debt issuance costs	(32)	(30)
Total long-term debt	5,642	5,671
Less: Current portion of long-term debt	10	504
Total long-term debt, net of current portion	$5,632	$5,167

    Senior Notes Offering and Repayment of Existing Senior Notes

    In May 2026, the Company completed a senior notes offering consisting of $500 million aggregate principal amount of 5.00% senior notes due June 2036 (the "2036 Senior Notes") which were issued at an original issue discount of $6 million. The 2036 Senior Notes are unsecured obligations of the Company that rank equally with the Company's other senior unsecured obligations and do not have a sinking fund requirement. The Company incurred $5 million of debt issuance costs associated with the 2036 Senior Notes, which are included as a reduction to the carrying value of long-term debt and which are being amortized over the term of the related 2036 Senior Notes.

    On June 1, 2026, the net proceeds from the 2036 Senior Notes and cash on hand were used to repay in full at maturity the outstanding indebtedness under the Company's $500 million of 3.45% senior notes.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Maturities of Long-Term Debt

    As of June 30, 2026, long-term debt matures as follows:

Year Ending December 31,
Remainder of 2026	$4
2027	409
2028	6
2029	1,103
2030	801
2031	551
Thereafter	2,836
Total maturities of long-term debt	5,710
Unamortized discount	(15)
Debt issuance costs	(32)
Fair value basis adjustments attributable to hedged debt	(21)
Total long-term debt	5,642
Less: Current portion of long-term debt	10
Total long-term debt, net of current portion	$5,632

    For further discussion regarding the Company's debt, see Note 13 to the audited consolidated financial statements in the Company's 2025 Annual Report on Form 10-K.

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

    A summary of the notional amounts of these interest rate swap agreements as of June 30, 2026 and December 31, 2025 was as follows:

	Notional Amount
Debt Instrument	June 30, 2026	December 31, 2025

5.00% Senior Notes due December 2034	$850	$850
2.80% Senior Notes due June 2031	550	550
6.40% Senior Notes due November 2033	400	400
	$1,800	$1,800
    The fixed-to-variable interest rate swap agreements in the table above have variable interest rates ranging from the Secured Overnight Financing Rate ("SOFR") minus 1.36% to SOFR plus 2.48%.

    As of June 30, 2026 and December 31, 2025, the following amounts were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment
Balance Sheet Classification	June 30, 2026	June 30, 2026	December 31, 2025	December 31, 2025
Long-term debt	$1,765	$(21)	$1,799	$15

    The following table presents the effect of fair value hedge accounting on the consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	Interest Expense, Net	Interest Expense, Net	Interest Expense, Net	Interest Expense, Net
Total for line item in which the effects of fair value hedges are recorded	$(63)	$(67)	$(126)	$(134)

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$22	$(23)	$35	$(51)
Derivatives designated as hedging instruments	$(22)	$23	$(35)	$51

    A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows:

	June 30, 2026		December 31, 2025
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Fixed-to-variable interest rate swap agreements	Other liabilities	$21	Other assets	$14

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

    For the three and six months ended June 30, 2026 and 2025, the tax effects related to the deferred gains (losses) on cash flow hedges were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2026 were as follows:

For the Three Months Ended June 30, 2026	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, March 31, 2026	$(47)	$4	$(43)
Other comprehensive loss before reclassifications	(19)	—	(19)
Net current period other comprehensive loss	(19)	—	(19)
Balance, June 30, 2026	$(66)	$4	$(62)

For the Six Months Ended June 30, 2026	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, December 31, 2025	$(31)	$4	$(27)
Other comprehensive loss before reclassifications	(35)	—	(35)
Net current period other comprehensive loss	(35)	—	(35)
Balance, June 30, 2026	$(66)	$4	$(62)
    The changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2025 were as follows:

For the Three Months Ended June 30, 2025	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, March 31, 2025	$(88)	$5	$(83)
Other comprehensive income before reclassifications	67	—	67
Net current period other comprehensive income	67	—	67
Balance, June 30, 2025	$(21)	$5	$(16)

For the Six Months Ended June 30, 2025	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, December 31, 2024	$(93)	$5	$(88)
Other comprehensive income before reclassifications	72	—	72
Net current period other comprehensive income	72	—	72
Balance, June 30, 2025	$(21)	$5	$(16)

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Dividend Program

    During each of the first and second quarters of 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.86 per common share. During each of the four quarters of 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.80 per common share.

    Share Repurchase Program

    In February 2026, the Company's Board of Directors authorized the Company to repurchase an additional $1 billion of the Company's common stock. As of June 30, 2026, $1.3 billion remained available under the Company’s share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the six months ended June 30, 2026, the Company repurchased 0.5 million shares of its common stock for $100 million.

    For the six months ended June 30, 2025, the Company repurchased no shares of its common stock.

    Shares Reissued from Treasury Stock

    For the six months ended June 30, 2026 and 2025, the Company reissued 1.1 million shares and 0.9 million shares, respectively, from treasury stock under its Employee Stock Purchase Plan and its stock-based compensation program.

    For details regarding the Company's stock ownership and compensation plans, see Note 17 to the audited consolidated financial statements in the Company's 2025 Annual Report on Form 10-K.

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. As of June 30, 2026 and December 31, 2025, the redeemable noncontrolling interest was presented at its fair value. For further details regarding the fair value of the redeemable noncontrolling interest, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

10.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$108	$104	$218	$205
Amortization expense	38	39	75	78
Depreciation and amortization expense	$146	$143	$293	$283

Interest expense	$(68)	$(69)	$(133)	$(141)
Interest income	5	2	7	7
Interest expense, net	$(63)	$(67)	$(126)	$(134)

Interest paid	$107	$113	$129	$145
Income taxes paid	$96	$106	$104	$110

Trade accounts payable	$386	$331	$386	$331
Accounts payable associated with capital expenditures	$46	$37	$46	$37
Dividends payable	$97	$90	$97	$90

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$39	$44	$101	$96

    During the six months ended June 30, 2026 and 2025, other financing activities, net in the Company's consolidated statement of cash flows included changes in bank overdrafts, which are generally settled in cash in the short term, of $(110) million and $(50) million, respectively.

    During the three months ended June 30, 2025, the Company received $46 million from a payroll tax credit under the Coronavirus Aid, Relief, and Economic Security Act associated with the retention of employees. Such amount is recorded in other operating expense (income), net in the Company's consolidated statement of operations.

11.     COMMITMENTS AND CONTINGENCIES

    Letters of Credit

    The Company can issue letters of credit under its $600 million secured receivables credit facility and its $750 million senior unsecured revolving credit facility. For further discussion regarding the facilities, see Note 13 to the audited consolidated financial statements in the Company's 2025 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    In support of its risk management program $82 million in letters of credit under the secured receivables credit facility were outstanding as of June 30, 2026, providing collateral for current and future automobile liability and workers’ compensation loss payments.

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

    In 2020, two putative class action lawsuits were filed in the U.S. District Court for New Jersey against the Company and other defendants with respect to the Company’s 401(k) plan. The complaint alleges, among other things, that the fiduciaries of the 401(k) plan breached their duties by failing to disclose the expenses and risks of plan investment options, allowing unreasonable administration expenses to be charged to plan participants, and selecting and retaining high cost and poor performing investments. In October 2020, the court consolidated the two lawsuits under the caption In re: Quest Diagnostics ERISA Litigation and plaintiffs filed a consolidated amended complaint. In May 2021, the court denied the Company's motion to dismiss the complaint. After discovery was completed, the Company filed a motion for summary judgment, which was granted. Plaintiffs appealed. The Third Circuit upheld the District Court's summary judgment in the Company's favor.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The Company also received subpoenas from the U.S. Attorney for the District of New Jersey (the “NJ USAO”). The subpoenas sought various records relating to the Company’s relationship with the New York Giants and adherence to certain company policies and federal laws. The Company settled the matter with the NJ USAO and agreed to enter into a Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services. The Company has also received several subpoenas from the New York Attorney General’s Office, and is in the process of responding to them.

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

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of June 30, 2026, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $17 million and $20 million as of June 30, 2026 and December 31, 2025, respectively.

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

    Reserves for general and professional liability claims matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $174 million and $178 million as of June 30, 2026 and December 31, 2025, respectively.

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

    As of June 30, 2026, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

    The following table is a summary of segment information for the three and six months ended June 30, 2026 and 2025. Segment asset information is not presented since it is not received by the CODM at the operating segment level. The CODM regularly reviews certain consolidated expenses, including employee compensation costs. "Other segment items" principally consist of costs for obtaining, transporting and testing specimens, facility costs used for the delivery of the Company's services, costs associated with the Company's sales and marketing efforts, and costs related to billing operations. Operating income (loss) of each segment represents net revenues less directly identifiable expenses. General corporate activities included in the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangibles assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2025 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30, 2026		June 30, 2026
	DIS	Total	DIS	Total
Net revenues	$2,978	$2,978	$5,810	$5,810
DS revenues		65		128
Total net revenues		$3,043		$5,938

Less: Other segment items	2,437		4,812
Segment operating income	$541	$541	$998	$998
DS operating income		10		17
General corporate activities		(92)		(157)
Total operating income		459		858
Non-operating expense, net		(47)		(112)
Income before income taxes and equity in earnings of equity method investees		412		746
Income tax expense		(88)		(162)
Equity in earnings of equity method investees, net of taxes		10		14
Net income		334		598
Less: Net income attributable to noncontrolling interests		14		26
Net income attributable to Quest Diagnostics		$320		$572

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	DIS	Total	DIS	Total
Net revenues	$2,699	$2,699	$5,288	$5,288
DS revenues		62		125
Total net revenues		$2,761		$5,413

Less: Other segment items	2,205		4,380
Segment operating income	$494	$494	$908	$908
DS operating income		7		15
General corporate activities		(63)		(139)
Total operating income		438		784
Non-operating expense, net		(54)		(124)
Income before income taxes and equity in earnings of equity method investees		384		660
Income tax expense		(97)		(156)
Equity in earnings of equity method investees, net of taxes		9		27
Net income		296		531
Less: Net income attributable to noncontrolling interests		14		29
Net income attributable to Quest Diagnostics		$282		$502

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Depreciation and amortization expense for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

DIS business	$105	$100	$211	$197
All other operating segments	3	3	6	7
General corporate	38	40	76	79
Total depreciation and amortization	$146	$143	$293	$283

13.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three and six months ended June 30, 2026 and 2025 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from payer customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions. The portfolios determined using the portfolio approach consist of the following groups of payer customers: healthcare insurers, government payers (including Medicare and Medicaid programs), client payers and patients.

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

    Net Revenue and Net Accounts Receivable by Payer Customer Type

    The approximate percentage of net revenue by type of payer customer was as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Healthcare insurers:
Fee-for-service	35%	37%	34%	36%
Capitated	2	3	2	3
Total healthcare insurers	37	40	36	39
Government payers (principally fee-for-service)	16	16	16	16
Client payers	32	30	32	31
Patients (including coinsurance and deductible responsibilities)	13	12	14	12
Total DIS	98	98	98	98
DS	2	2	2	2
Net revenues	100%	100%	100%	100%

    The approximate percentage of net accounts receivable by type of payer customer was as follows:

	June 30, 2026	December 31, 2025

Healthcare Insurers	25%	27%
Government Payers	9	8
Client Payers	44	43
Patients (including coinsurance and deductible responsibilities)	20	20
Total DIS	98	98
DS	2	2
Net accounts receivable	100%	100%

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

Second Quarter Highlights

	Three Months Ended June 30,
	2026	2025
	(dollars in millions, except per share data)
Net revenues	$3,043	$2,761
DIS revenues	$2,978	$2,699
Revenue per requisition change	(2.8)%	(0.4)%
Requisition volume change	13.1%	16.3%
Organic requisition volume change	13.0%	2.1%
DS revenues	$65	$62
Operating income	$459	$438
Net income attributable to Quest Diagnostics	$320	$282
Diluted earnings per share	$2.84	$2.47
Net cash provided by operating activities	$597	$544
Capital expenditures	$138	$108

    For further discussion of the year-over-year changes for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, see "Results of Operations" below.

Senior Notes Offering and Repayment of Existing Senior Notes

    In May 2026, we completed a senior notes offering consisting of $500 million aggregate principal amount of 5.00% senior notes due June 2036 (the "2036 Senior Notes"), which were issued at an original issue discount of $6 million. On June 1, 2026, the net proceeds from the 2036 Senior Notes and cash on hand were used to repay in full at maturity the outstanding indebtedness under our $500 million of 3.45% senior notes.

    For further details see Note 7 to the interim unaudited consolidated financial statements.

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

    For the six months ended June 30, 2026, we incurred $11 million of pre-tax charges in connection with restructuring and integration activities, including $9 million of employee separation costs, with the remainder including integration costs. Most of the charges will result in cash expenditures. Additional restructuring and integration charges may be incurred in future periods, including as we identify additional opportunities to achieve further savings and productivity improvements.

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

Results of Operations

    The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$2,978	$2,699	$279	10.3%	$5,810	$5,288	$522	9.9%
DS businesses	65	62	3	4.3	128	125	3	2.5
Total net revenues	$3,043	$2,761	$282	10.2%	$5,938	$5,413	$525	9.7%

Operating costs and expenses and other operating income:
Cost of services	$2,016	$1,818	$198	10.9%	$3,969	$3,607	$362	10.0%
Selling, general and administrative	529	486	43	9.0	1,033	962	71	7.5
Amortization of intangible assets	38	39	(1)	(4.4)	75	78	(3)	(4.1)
Other operating expense (income), net	1	(20)	21	NM	3	(18)	21	NM
Total operating costs and expenses, net	$2,584	$2,323	$261	11.2%	$5,080	$4,629	$451	9.7%

Operating income	$459	$438	$21	4.6%	$858	$784	$74	9.4%

Other income (expense):
Interest expense, net	$(63)	$(67)	$4	(6.3)%	$(126)	$(134)	$8	(6.2)%
Other income, net	16	13	3	NM	14	10	4	NM
Total non-operating expense, net	$(47)	$(54)	$7	NM	$(112)	$(124)	$12	NM

Income tax expense	$(88)	$(97)	$9	(8.2)%	$(162)	$(156)	$(6)	4.3%

Effective income tax rate	21.5%	25.1%			21.8%	23.6%
				0
Equity in earnings of equity method investees, net of taxes	$10	$9	$1	2.1%	$14	$27	$(13)	(48.7)%

Net income attributable to Quest Diagnostics	$320	$282	$38	13.4%	$572	$502	$70	13.9%

Diluted earnings per common share attributable to Quest Diagnostics' common stockholders	$2.84	$2.47	$0.37	15.0%	$5.08	$4.41	$0.67	15.2%

NM - Not Meaningful

    The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues:
DIS business	97.9%	97.8%	97.8%	97.7%
DS businesses	2.1	2.2	2.2	2.3
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	66.3%	65.8%	66.8%	66.6%
Selling, general and administrative	17.4	17.6	17.4	17.8
Amortization of intangible assets	1.2	1.4	1.3	1.4
Other operating expense (income), net	—	(0.7)	0.1	(0.3)
Total operating costs and expenses, net	84.9%	84.1%	85.6%	85.5%

Operating income	15.1%	15.9%	14.4%	14.5%

    Operating Results

    Results for the three months ended June 30, 2026 were affected by certain items that on a net basis decreased diluted earnings per share by $0.28 as follows:

•pre-tax amortization expense of $38 million, recorded in amortization of intangible assets, or $0.25 per diluted share;
•pre-tax charges of $4 million ($1 million recorded in cost of services and $3 million recorded in selling, general and administrative expenses), or $0.04 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $1 million, principally recorded in other operating expense (income), net, or $0.02 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; partially offset by
•pre-tax gains of $1 million, recorded in equity in earnings of equity method investees, net of taxes, or $0.01 per diluted share, representing gains associated with changes in the carrying value of our strategic investments; and
•$2 million of excess tax benefits associated with stock-based compensation arrangements, recorded in income tax expense, or $0.02 per diluted share.

    Results for the six months ended June 30, 2026 were affected by certain items that on a net basis decreased diluted earnings per share by $0.54 as follows:

•pre-tax amortization expense of $75 million, recorded in amortization of intangible assets, or $0.50 per diluted share;
•pre-tax charges of $11 million ($2 million recorded in cost of services and $9 million recorded in selling, general and administrative expenses), or $0.08 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business;
•pre-tax charges of $5 million, principally recorded in other operating expense (income), net, or $0.05 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; and
•pre-tax charges of $6 million, principally recorded in equity in earnings of equity method investees, net of taxes, or $0.04 per diluted share, representing losses associated with changes in the carrying value of our strategic investments; partially offset by
•$14 million of excess tax benefits associated with stock-based compensation arrangements, recorded in income tax expense, or $0.13 per diluted share.

    Results for the three months ended June 30, 2025 were affected by certain items that on a net basis decreased diluted earnings per share by $0.15 as follows:

•pre-tax amortization expense of $39 million recorded in amortization of intangible assets, or $0.25 per diluted share;
•pre-tax charges of $28 million, recorded in other operating expense (income), net, or $0.19 per diluted share, primarily representing a $24 million impairment charge on certain long-lived assets related to the exit of a business and, to a lesser extent, losses associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; and
•pre-tax charges of $7 million ($1 million recorded in cost of services and $6 million recorded in selling, general and administrative expenses), or $0.04 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business; partially offset by
•a pre-tax gain of $46 million, recorded in other operating expense (income), net, or $0.30 per diluted share, from a payroll tax credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") associated with the retention of employees;
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
•pre-tax charges of $30 million, recorded in other operating expense (income), net, or $0.21 per diluted share, primarily representing a $24 million impairment charge on certain long-lived assets related to the exit of a business, and, to a lesser extent, losses associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; and
•pre-tax charges of $26 million ($7 million recorded in cost of services and $19 million recorded in selling, general and administrative expenses), or $0.17 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business; partially offset by
•pre-tax gains of $54 million ($46 million recorded in other operating expense (income), net and $8 million recorded in equity in earnings of equity method investees, net of taxes), or $0.36 per diluted share, from a $46 million payroll tax credit under the CARES Act associated with the retention of employees and, to a lesser extent, an $8 million non-recurring gain related to a lease;
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

    Net Revenues

    Net revenues for the three months ended June 30, 2026 increased by 10.2% compared to the prior year period principally driven by organic revenue growth of 10.0%.

    DIS revenues for the three months ended June 30, 2026 increased by 10.3% compared to the prior year period.

    For the three months ended June 30, 2026:

•The increase in DIS revenues compared to the prior year period was principally driven by organic growth of 10.1%.

•DIS volume increased by 13.1% compared to the prior year period principally driven by organic growth of 13.0%, of which approximately 9% was due to both our new relationship with Corewell Health to provide Collaborative Lab Solutions and increasing our laboratory testing at dialysis clinics owned by Fresenius Medical Care in the United States. Excluding the Corewell Health and Fresenius Medical Care related testing, organic volume increased by approximately 4% compared to the prior year period.
•Revenue per requisition decreased by 2.8% compared to the prior year period primarily driven by the business mix associated with our new relationships with Corewell Health and Fresenius Medical Care, which include a greater proportion of routine tests than most of our clinical testing. Excluding the Corewell Health and Fresenius Medical Care business mix impacts, revenue per requisition increased by approximately 3% primarily driven by an increase in the number of tests per requisition.

    DS revenues for the three months ended June 30, 2026 were principally consistent with the prior year period.

    Net revenues for the six months ended June 30, 2026 increased by 9.7% compared to the prior year period principally driven by organic revenue growth of 9.5%.

    DIS revenues for the six months ended June 30, 2026 increased by 9.9% compared to the prior year period.

    For the six months ended June 30, 2026:

•The increase in DIS revenues compared to the prior year period was principally driven by organic growth of 9.6%.
•DIS volume increased by 12.0% compared to the prior year period principally driven by organic growth of 11.9%, of which approximately 8% was due to both our new relationship with Corewell Health to provide Collaborative Lab Solutions and increasing our laboratory testing at dialysis clinics owned by Fresenius Medical Care in the United States. Excluding the Corewell Health and Fresenius Medical Care related testing, organic volume increased by approximately 4% compared to the prior year period.
•Revenue per requisition decreased by 2.1% compared to the prior year period primarily driven by the business mix associated with our new relationships with Corewell Health and Fresenius Medical Care, which include a greater proportion of routine tests than most of our clinical testing. Excluding the Corewell Health and Fresenius Medical Care business mix impacts, revenue per requisition increased by approximately 2.5% primarily driven by an increase in the number of tests per requisition and favorable test mix.

    DS revenues for the six months ended June 30, 2026 were principally consistent with the prior year period.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    For the three months ended June 30, 2026, cost of services increased by $198 million compared to the prior year period. The increase was primarily driven by higher compensation costs and, to a lesser extent, an increase in supplies expense reflecting higher testing volumes, partially offset by cost savings and productivity improvements from our Invigorate program.

    For the six months ended June 30, 2026, cost of services increased by $362 million compared to the prior year period. The increase was primarily driven by higher compensation costs and, to a lesser extent, an increase in supplies expense reflecting higher testing volumes, partially offset by cost savings and productivity improvements from our Invigorate program.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consists principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    For the three months ended June 30, 2026, SG&A increased by $43 million compared to the prior period. The increase was primarily driven by higher compensation costs.

    For the six months ended June 30, 2026, SG&A increased by $71 million compared to the prior period. The increase was primarily driven by higher compensation costs.

    The changes in the value of our deferred compensation obligations are largely offset by changes in the value of the associated investments, which are recorded in other expense, net. For further details regarding our deferred compensation plans, see Note 17 to the audited consolidated financial statements included in our 2025 Annual Report on Form 10-K.

    Amortization Expense

    For both the three and six months ended June 30, 2026, amortization expense was principally consistent with the prior year periods.

    Other Operating Expense (Income), Net

    Other operating expense (income), net includes miscellaneous income and expense items and other charges related to operating activities.

    For both the three and six months ended June 30, 2026, other operating expense (income), net primarily represents losses associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions.

    For both the three and six months ended June 30, 2025, other operating expense (income), net includes a $46 million gain from a payroll tax credit under the CARES Act associated with the retention of employees. Additionally, during the three and six months ended June 30, 2025, we recorded an impairment charge of $24 million on certain long-lived assets related to the exit of a business. Also, both periods include losses associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions.

    Interest Expense, Net

    For the three months ended June 30, 2026, interest expense, net decreased by $4 million compared to the prior year period primarily due to lower interest rates associated with our indebtedness and higher interest income on cash and cash equivalents.

    For the six months ended June 30, 2026, interest expense, net decreased by $8 million compared to the prior year period primarily due to lower interest rates associated with our indebtedness and the repayment in full of the outstanding indebtedness under our $600 million of 3.50% senior notes, which matured on March 30, 2025.

    Other Income, Net

    Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the three and six months ended June 30, 2026, other income, net included $16 million and $14 million, respectively, of gains associated with investments in our deferred compensation plans.

    For the three and six months ended June 30, 2025, other income, net included $11 million and $9 million, respectively, of gains associated with investments in our deferred compensation plans.

    Income Tax Expense

    Income tax expense for the three months ended June 30, 2026 and 2025 was $88 million and $97 million, respectively.

    The effective income tax rate for the three months ended June 30, 2026 and 2025 was 21.5% and 25.1%, respectively. The effective income tax rate benefited from $2 million and $3 million of excess tax benefits associated with stock-based compensation arrangements for the three months ended June 30, 2026 and 2025, respectively. The effective income tax rate for the three months ended June 30, 2026 also included income tax benefits of approximately $11 million, or $0.10 per diluted share, primarily related to the favorable resolution of various income tax contingencies.

    Income tax expense for the six months ended June 30, 2026 and 2025 was $162 million and $156 million, respectively.

    The effective income tax rate for the six months ended June 30, 2026 and 2025 was 21.8% and 23.6%, respectively. The effective income tax rate benefited from $14 million and $12 million of excess tax benefits associated with stock-based compensation arrangements for the six months ended June 30, 2026 and 2025, respectively. The effective income tax rate for the six months ended June 30, 2026 also included income tax benefits of approximately $11 million, or $0.10 per diluted share, primarily related to the favorable resolution of various income tax contingencies.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    Equity in earnings of equity method investees, net of taxes, for the three months ended June 30, 2026 was principally consistent with the prior year period.

    Equity in earnings of equity method investees, net of taxes, decreased by $13 million for the six months ended June 30, 2026, compared to the prior year period, primarily due to the six months ended June 30, 2025 including an $8 million non-recurring gain related to a lease and the six months ended June 30, 2026 including $7 million of losses associated with changes in the carrying value of our strategic investments.

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

    As of June 30, 2026 and December 31, 2025, the fair value of our debt was estimated at approximately $5.6 billion and $5.7 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of June 30, 2026 and December 31, 2025, the estimated fair value was (less than) more than the carrying value of the debt by $(5) million and $59 million, respectively. A hypothetical 10% increase in interest rates (representing 49 basis points and 44 basis points as of June 30, 2026 and December 31, 2025, respectively) would potentially reduce the estimated fair value of our debt by approximately $152 million and $135 million as of June 30, 2026 and December 31, 2025, respectively.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either commercial paper rates for highly-rated issuers or the adjusted Term Secured Overnight Financing Rate ("Term SOFR"), plus a spread. Interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates and changes in our public debt ratings. As of June 30, 2026, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or the adjusted Term SOFR, plus a spread of 0.80%; and for our senior unsecured revolving credit facility, the adjusted Term SOFR, plus 1.00%. As of June 30, 2026, there were no borrowings outstanding under either the secured receivables credit facility or the senior unsecured revolving credit facility.

    The notional amount of fixed-to-variable interest rate swaps outstanding as of both June 30, 2026 and December 31, 2025 was $1.8 billion. The aggregate net fair value of the fixed-to-variable interest rate swaps was $(21) million and $14 million, in a net (liability) asset position, as of June 30, 2026 and December 31, 2025, respectively.

    Based on our net exposure to interest rate changes, a hypothetical 10% change to the variable rate component of our variable-rate indebtedness would not materially change our annual interest expense. A hypothetical 10% change in the SOFR curve (representing a 39 basis points change in the weighted average yield) would potentially change the fair value of our fixed- to-variable interest rate swaps by $43 million.

    For further details regarding our outstanding debt, see Note 7 to the interim unaudited consolidated financial statements and Note 13 to the audited consolidated financial statements included in our 2025 Annual Report on Form 10-K. For details regarding our financial instruments and hedging activities, see Note 8 to the interim unaudited consolidated financial statements and Note 15 to the audited consolidated financial statements included in our 2025 Annual Report on Form 10-K.

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

    We regularly evaluate equity investments that do not have readily determinable fair values to determine if there are any indicators that the investments are impaired. The carrying value of our equity investments that do not have readily determinable fair values was $47 million as of June 30, 2026. In conjunction with the preparation of our June 30, 2026 financial statements, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2026	2025	Change
	(dollars in millions)
Net cash provided by operating activities	$875	$858	$17
Net cash used in investing activities	(286)	(239)	(47)
Net cash used in financing activities	(381)	(854)	473
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2)	5	(7)
Net change in cash and cash equivalents and restricted cash	$206	$(230)	$436

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments with original maturities, at the time of acquisition, of three months or less. Cash and cash equivalents as of June 30, 2026 totaled $626 million, compared to $420 million as of December 31, 2025.

    As of June 30, 2026, approximately 12% of our $626 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the six months ended June 30, 2026 and 2025 was $875 million and $858 million, respectively. The $17 million increase in net cash provided by operating activities for the six months ended June 30, 2026, compared to the prior year period, was primarily a result of increased operating income being substantially offset by the prior year period including a $46 million gain from a payroll tax credit under the CARES Act.

    Days sales outstanding, a measure of billing and collection efficiency, was 50 days as of June 30, 2026, 48 days as of December 31, 2025 and 47 days as of June 30, 2025.

    Cash Flows from Investing Activities

    Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $286 million and $239 million, respectively. This $47 million increase in net cash used in investing activities for the six months ended June 30, 2026, compared to the prior year period, was primarily a result of increased cash used for capital expenditures and business acquisitions.

    Cash Flows from Financing Activities

    Net cash used in financing activities for the six months ended June 30, 2026 and 2025 was $381 million and $854 million, respectively. The prior year period includes the repayment in full of the outstanding indebtedness under our $600 million of 3.50% Senior Notes due March 30, 2025 at maturity. The current year period includes approximately $100 million of treasury stock purchases.

     During the six months ended June 30, 2026, we completed the issuance of the 2036 Senior Notes and repaid in full at maturity our $500 million of 3.45% Senior Notes due June 1, 2026. During the six months ended June 30, 2026, there were no borrowings or repayments under our secured receivables credit facility or our senior unsecured revolving credit facility.

     During the six months ended June 30, 2025, we borrowed $400 million under our secured receivables credit facility, which was repaid prior to June 30, 2025. During the six months ended June 30, 2025, there were no borrowings or repayments under our senior unsecured revolving credit facility.

    Dividend Program

    During each of the first and second quarters of 2026, our Board of Directors declared a quarterly cash dividend of $0.86 per common share. During each of the four quarters of 2025, our Board of Directors declared a quarterly cash dividend of $0.80 per common share.

    Share Repurchase Program

    In February 2026, our Board of Directors authorized us to repurchase an additional $1 billion of our common stock. As of June 30, 2026, $1.3 billion remained available under our share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the six months ended June 30, 2026, we repurchased 0.5 million shares of our common stock for $100 million.

    For the six months ended June 30, 2025, we repurchased no shares of our common stock.

    Contractual Obligations

    A description of the terms of our indebtedness and related debt service requirements is contained in Note 7 to the interim unaudited consolidated financial statements and Note 13 to the audited consolidated financial statements included in our 2025 Annual Report on Form 10-K.

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

    In conjunction with the preparation of our June 30, 2026 financial statements, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed.

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

    As of June 30, 2026, we had $1.3 billion of borrowing capacity available under our existing credit facilities, including $518 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings outstanding under the secured receivables credit facility and no borrowings outstanding under the senior unsecured revolving credit facility as of June 30, 2026. In support of our risk management program, $82 million in letters of credit under the secured receivables credit facility were outstanding as of June 30, 2026.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of June 30, 2026, we were in compliance with all such applicable financial covenants.

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

    During the second quarter of 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the second quarter of 2026.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2026 – April 30, 2026
Share Repurchase Program (A)	25,838	$193.53	25,838	$1,428,481
Employee Transactions (B)	—	$—	N/A	N/A
May 1, 2026 - May 31, 2026
Share Repurchase Program (A)	496,598	$191.30	496,598	$1,333,483
Employee Transactions (B)	2,639	$189.95	N/A	N/A
June 1, 2026 – June 30, 2026
Share Repurchase Program (A)	—	$—	—	$1,333,483
Employee Transactions (B)	—	$—	N/A	N/A
Total
Share Repurchase Program (A)	522,436	$191.41	522,436	$1,333,483
Employee Transactions (B)	2,639	$189.95	N/A	N/A

(A)In February 2026, our Board of Directors increased the size of our share repurchase program by $1 billion. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $14 billion of share repurchases of our common stock through June 30, 2026. The share repurchase authorization has no set expiration or termination date.

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

Name	Title	Type of Trading Arrangement	Security	Action	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Mark Delaney	SVP, Chief Commercial Officer	Rule 10b5-1 plan to sell	Common Stock	Adoption	April 23, 2026	April 23, 2026 to January 22, 2027*	Up to 1,600*
Mike Prevoznik	SVP, General Counsel	Rule 10b5-1 plan to sell	Common Stock	Adoption	May 29, 2026	May 29, 2026 to March 31, 2027*	Up to 31,956*
Gary Pfeiffer	Director	Rule 10b5-1 plan to sell	Common Stock	Adoption	May 29, 2026	May 29, 2026 to May 28, 2027*	Up to 1,203*

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

Item 6.Exhibits

    Exhibits:

4.1
Twenty-Fourth Supplemental Indenture, dated as of May 6, 2026, between the Company and The Bank of New York Mellon (filed as Exhibit 4.2 to the Company’s current report on Form 8-K (Date of Report: May 6, 2026) and incorporated herein by reference) (Commission File Number 001-12215)

4.2
Form of the Company’s 5.000% Senior Note due 2036 (filed as Exhibit 4.3 to the Company’s current report on Form 8-K (Date of Report: May 6, 2026) and incorporated herein by reference) (Commission File Number 001-12215)

22	Subsidiary Guarantors of Securities

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20260630.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20260630_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20260630_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20260630_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20260630_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
July 23, 2026
Quest Diagnostics Incorporated

By	/s/ James E. Davis
James E. Davis
Chairman, Chief Executive Officer
and President

By	/s/ Sam A. Samad
Sam A. Samad
Executive Vice President and
Chief Financial Officer