Form 10-Q
period 2026-09-30
QUEST DIAGNOSTICS INC
filed 2026-10-23
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 15, 2026, there were outstanding 110,019,073 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$3,097	$2,816	$9,035	$8,229

Operating costs and expenses and other operating income:
Cost of services	2,055	1,867	6,024	5,474
Selling, general and administrative	523	501	1,556	1,463
Amortization of intangible assets	37	39	112	117
Other operating expense, net	3	23	6	5
Total operating costs and expenses, net	2,618	2,430	7,698	7,059

Operating income	479	386	1,337	1,170

Other income (expense):
Interest expense, net	(61)	(66)	(187)	(200)
Other (expense) income, net	(2)	8	12	18
Total non-operating expense, net	(63)	(58)	(175)	(182)

Income before income taxes and equity in earnings of equity method investees	416	328	1,162	988
Income tax expense	(99)	(77)	(261)	(233)
Equity in earnings of equity method investees, net of taxes	9	8	23	35
Net income	326	259	924	790
Less: Net income attributable to noncontrolling interests	14	14	40	43
Net income attributable to Quest Diagnostics	$312	$245	$884	$747

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.82	$2.18	$7.97	$6.66

Diluted	$2.78	$2.16	$7.86	$6.57

Weighted average common shares outstanding:
Basic	110	112	110	112

Diluted	112	113	112	113

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$326	$259	$924	$790

Other comprehensive income (loss):
Foreign currency translation adjustment	(4)	(24)	(39)	48
Other comprehensive (loss) income	(4)	(24)	(39)	48

Comprehensive income	322	235	885	838
Less: Comprehensive income attributable to noncontrolling interests	14	14	40	43
Comprehensive income attributable to Quest Diagnostics	$308	$221	$845	$795

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2026 AND DECEMBER 31, 2025
(unaudited)
(in millions, except per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$797	$420
Accounts receivable, net of allowance for credit losses of $27 and $25 as of September 30, 2026 and December 31, 2025, respectively	1,712	1,408
Inventories	218	189
Prepaid expenses and other current assets	390	361
Total current assets	3,117	2,378
Property, plant and equipment, net	2,275	2,203
Operating lease right-of-use assets	670	657
Goodwill	9,112	8,945
Intangible assets, net	1,634	1,636
Investments in equity method investees	139	136
Other assets	274	270
Total assets	$17,221	$16,225

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,643	$1,600
Current portion of long-term debt	10	504
Current portion of long-term operating lease liabilities	181	174
Total current liabilities	1,834	2,278
Long-term debt	5,540	5,167
Long-term operating lease liabilities	554	537
Other liabilities	1,262	957
Commitments and contingencies
Redeemable noncontrolling interest	81	80
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600 shares authorized as of both September 30, 2026 and December 31, 2025; 162 shares issued as of both September 30, 2026 and December 31, 2025	2	2
Additional paid-in capital	2,397	2,381
Retained earnings	10,593	9,994
Accumulated other comprehensive loss	(66)	(27)
Treasury stock, at cost; 52 shares as of both September 30, 2026 and December 31, 2025	(5,294)	(5,180)
Total Quest Diagnostics stockholders’ equity	7,632	7,170
Noncontrolling interests	318	36
Total stockholders’ equity	7,950	7,206
Total liabilities and stockholders’ equity	$17,221	$16,225

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$924	$790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	440	425
Provision for credit losses	5	2
Deferred income tax expense	155	118
Stock-based compensation expense	63	63
Other, net	22	37
Changes in operating assets and liabilities:
Accounts receivable	(308)	(153)
Accounts payable and accrued expenses	244	113
Income taxes payable	(24)	(1)
Other assets and liabilities, net	(35)	27
Net cash provided by operating activities	1,486	1,421

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(39)	(51)
Capital expenditures	(418)	(369)
Other investing activities, net	2	(20)
Net cash used in investing activities	(455)	(440)

Cash flows from financing activities:
Proceeds from borrowings	494	410
Repayments of debt	(504)	(1,011)
Purchases of treasury stock	(252)	(150)
Exercise of stock options	108	61
Employee payroll tax withholdings on stock issued under stock-based compensation plans	(40)	(44)
Dividends paid	(279)	(263)
Distributions to noncontrolling interest partners	(35)	(43)
Contributions from noncontrolling interest partners	25	—
Other financing activities, net	(169)	(61)
Net cash used in financing activities	(652)	(1,101)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2)	3

Net change in cash and cash equivalents and restricted cash	377	(117)
Cash and cash equivalents and restricted cash, beginning of period	420	549
Cash and cash equivalents and restricted cash, end of period	$797	$432

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(unaudited)
(in millions)

For the Three Months Ended September 30, 2026		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, June 30, 2026	110	$2	$2,374	$10,374	$(62)	$(5,172)	$303	$7,819
Net income				312			11	323
Other comprehensive loss, net of taxes					(4)			(4)
Dividends declared				(93)				(93)
Distributions to noncontrolling interest partners							(11)	(11)
Issuance of common stock under benefit plans			1			7		8
Stock-based compensation expense			20					20
Exercise of stock options			3			22		25
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(1)			(1)		(2)
Purchases of treasury stock						(150)		(150)
Contributions from noncontrolling interest partners							15	15
Balance, September 30, 2026	110	$2	$2,397	$10,593	$(66)	$(5,294)	$318	$7,950

For the Nine Months Ended September 30, 2026		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2025	110	$2	$2,381	$9,994	$(27)	$(5,180)	$36	$7,206
Net income				884			35	919
Other comprehensive loss, net of taxes					(39)			(39)
Dividends declared				(285)				(285)
Distributions to noncontrolling interest partners							(31)	(31)
Issuance of common stock under benefit plans			(38)			60		22
Stock-based compensation expense			63					63
Exercise of stock options	1		12			95		107
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(21)			(19)		(40)
Purchases of treasury stock	(1)					(250)		(250)
Contributions from noncontrolling interest partners							278	278
Balance, September 30, 2026	110	$2	$2,397	$10,593	$(66)	$(5,294)	$318	$7,950

The accompanying notes are an integral part of these statements.

For the Three Months Ended September 30, 2025		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, June 30, 2025	112	$2	$2,332	$9,682	$(16)	$(4,772)	$37	$7,265
Net income				245			12	257
Other comprehensive loss, net of taxes					(24)			(24)
Dividends declared				(90)				(90)
Distributions to noncontrolling interest partners							(12)	(12)
Issuance of common stock under benefit plans			2			6		8
Stock-based compensation expense			20					20
Exercise of stock options			2			21		23
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(1)			(1)		(2)
Purchases of treasury stock	(1)					(150)		(150)
Balance, September 30, 2025	111	$2	$2,355	$9,837	$(40)	$(4,896)	$37	$7,295

For the Nine Months Ended September 30, 2025		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2024	111	$2	$2,361	$9,360	$(88)	$(4,857)	$35	$6,813
Net income				747			37	784
Other comprehensive income, net of taxes					48			48
Dividends declared				(270)				(270)
Distributions to noncontrolling interest partners							(35)	(35)
Issuance of common stock under benefit plans	1		(52)			73		21
Stock-based compensation expense			63					63
Exercise of stock options			3			62		65
Shares to cover employee payroll tax withholdings on stock issued under stock-based compensation plans			(20)			(24)		(44)
Purchases of treasury stock	(1)					(150)		(150)
Balance, September 30, 2025	111	$2	$2,355	$9,837	$(40)	$(4,896)	$37	$7,295

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

3.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per common share was as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amounts attributable to Quest Diagnostics’ common stockholders:
Net income attributable to Quest Diagnostics	$312	$245	$884	$747
Less: Earnings allocated to participating securities	2	2	4	4
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$310	$243	$880	$743

Weighted average common shares outstanding – basic	110	112	110	112
Effect of dilutive securities:
Stock options and performance share units	2	1	2	1
Weighted average common shares outstanding – diluted	112	113	112	113

Earnings per share attributable to Quest Diagnostics’ common stockholders:
Basic	$2.82	$2.18	$7.97	$6.66
Diluted	$2.78	$2.16	$7.86	$6.57

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

    Restructuring Charges and Impairment Charges

    The following table provides a summary of the Company's pre-tax restructuring and impairment charges for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Employee separation costs	$1	$6	$10	$18
Asset impairment charges	—	5	—	29
Total restructuring and impairment charges	$1	$11	$10	$47

    The Company's pre-tax restructuring charges for the three and nine months ended September 30, 2026 included $1 million and $10 million, respectively, related to employee separation costs associated with various workforce reduction initiatives as the Company continued to restructure its organization. All of the restructuring charges incurred during the three months ended September 30, 2026 were recorded in selling, general and administrative expenses. Of the total restructuring charges incurred during the nine months ended September 30, 2026, $3 million and $7 million, respectively, were recorded in cost of services and selling, general and administrative expenses.

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

    The restructuring liability as of September 30, 2026 and December 31, 2025, which is included in accounts payable and accrued expenses, was $9 million and $18 million, respectively.

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

    The Company has entered into a definitive agreement to acquire select outreach lab assets from a leading health system and long-time Co-Lab Solutions customer in the Northeastern U.S. The transaction, which is expected to close later in 2026, remains subject to customary closing conditions.

    For details regarding the Company's 2025 acquisitions, see Note 6 to the audited consolidated financial statements in the Company's 2025 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

6.     FAIR VALUE MEASUREMENTS

    Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2026	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$96	$96	$—	$—
Cash surrender value of life insurance policies	76	—	76	—
Total	$172	$96	$76	$—

Liabilities:
Deferred compensation liabilities	$171	$—	$171	$—
Contingent consideration	103	—	—	103
Fixed-to-variable interest rate swaps	112	—	112	—
Total	$386	$—	$283	$103

Redeemable noncontrolling interest	$81	$—	$—	$81

		Basis of Fair Value Measurements
December 31, 2025	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trading securities	$78	$78	$—	$—
Cash surrender value of life insurance policies	72	—	72	—
Equity investments	2	2	—	—
Fixed-to-variable interest rate swaps	14	—	14	—
Total	$166	$80	$86	$—

Liabilities:
Deferred compensation liabilities	$150	$—	$150	$—
Contingent consideration	96	—	—	96
Total	$246	$—	$150	$96

Redeemable noncontrolling interest	$80	$—	$—	$80

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

     During June 2023, the Company acquired Haystack Oncology, Inc. ("Haystack"), an early-stage oncology company focused on minimal residual disease testing to aid in the detection of residual or recurring cancer and better inform therapy decisions. In connection with the acquisition there is a contingent consideration obligation under which the seller can receive up to $100 million of additional consideration dependent upon the achievement of certain revenue benchmarks through 2028 and up to an additional $50 million of consideration dependent upon the Company receiving reimbursement coverage from the Centers for Medicare and Medicaid Services ("CMS"). The portion of the contingent consideration obligation which is dependent upon the achievement of certain revenue benchmarks was measured at fair value using a Monte Carlo method and is classified within Level 3 of the fair value hierarchy as the fair value is determined based on significant inputs that are not observable. Significant inputs include management’s estimate of revenue and other market inputs, including comparable company revenue volatility (25%) and a discount rate (7.0%). The portion of the contingent consideration obligation which is dependent upon the Company receiving reimbursement coverage from the CMS is also classified within Level 3 of the fair value hierarchy as the fair value is principally determined based on management's estimate, which is a significant input that is not observable. Additionally, the fair value of the entire contingent consideration obligation is also impacted by a market discount rate (5%) which adjusts the estimated payments to present value. The fair value of the contingent consideration obligation is not overly sensitive to movements in the comparable company revenue volatility or the discount rate used for the portion of the obligation that is dependent upon the achievement of certain revenue benchmarks. For example, changing the comparable company revenue volatility from 25% to 30% impacts the fair value by $3 million (assuming no other inputs are modified) and changing the discount rate from 7.0% to 10.5% impacts the fair value by $3 million (assuming no other inputs are modified).

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

Contingent Consideration

Balance, December 31, 2025	$96
Total fair value adjustments included in earnings - unrealized	7
Balance, September 30, 2026	$103

    The $7 million net loss included in earnings associated with the change in the fair value of contingent consideration for the nine months ended September 30, 2026 is reported in other operating expense, net.

    Of the aggregate $103 million contingent consideration obligation as of September 30, 2026, $52 million and $51 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet. Of the aggregate $96 million contingent consideration obligation as of December 31, 2025, $45 million and $51 million were included in other liabilities and accounts payable and accrued expenses, respectively, in the Company's consolidated balance sheet.

    During the nine months ended September 30, 2025, the Company recorded a $29 million impairment charge on certain long-lived assets related to the exit of a business. The fair value measurement was classified within Level 3 of the fair value hierarchy as it was based on significant inputs that are not observable.

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass Memorial Medical Center ("UMass") on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. As of September 30, 2026, the redeemable noncontrolling interest was presented at its fair value. The fair value measurement of the redeemable noncontrolling interest is classified within Level 3 of the fair value hierarchy because the fair value is based on a discounted cash flow analysis that takes into account, among other items, the joint venture's expected future cash flows, long term growth rates, and a discount rate commensurate with economic risk.

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. As of September 30, 2026 and December 31, 2025, the fair value of the Company’s debt was estimated at $5.4 billion and $5.7 billion, respectively. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

7.    DEBT

    Long-Term Debt

    Long-term debt (including finance lease obligations) as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025

3.45% Senior Notes due June 2026	$—	$501
4.60% Senior Notes due December 2027	400	400
4.20% Senior Notes due June 2029	500	499
4.625% Senior Notes due December 2029	600	600
2.95% Senior Notes due June 2030	799	799
2.80% Senior Notes due June 2031	530	564
6.40% Senior Notes due November 2033	728	756
5.00% Senior Notes due December 2034	777	840
5.00% Senior Notes due June 2036	494	—
6.95% Senior Notes due July 2037	175	175
5.75% Senior Notes due January 2040	246	246
4.70% Senior Notes due March 2045	300	300
Other	32	21
Debt issuance costs	(31)	(30)
Total long-term debt	5,550	5,671
Less: Current portion of long-term debt	10	504
Total long-term debt, net of current portion	$5,540	$5,167

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Maturities of Long-Term Debt

    As of September 30, 2026, long-term debt matures as follows:

Year Ending December 31,
Remainder of 2026	$3
2027	409
2028	5
2029	1,103
2030	801
2031	551
Thereafter	2,835
Total maturities of long-term debt	5,707
Unamortized discount	(14)
Debt issuance costs	(31)
Fair value basis adjustments attributable to hedged debt	(112)
Total long-term debt	5,550
Less: Current portion of long-term debt	10
Total long-term debt, net of current portion	$5,540

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

    A summary of the notional amounts of these interest rate swap agreements as of September 30, 2026 and December 31, 2025 was as follows:

	Notional Amount
Debt Instrument	September 30, 2026	December 31, 2025

5.00% Senior Notes due December 2034	$850	$850
2.80% Senior Notes due June 2031	550	550
6.40% Senior Notes due November 2033	400	400
	$1,800	$1,800
    The fixed-to-variable interest rate swap agreements in the table above have variable interest rates ranging from the Secured Overnight Financing Rate ("SOFR") minus 1.36% to SOFR plus 2.48%.

    As of September 30, 2026 and December 31, 2025, the following amounts were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges included in the carrying amount of long-term debt:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment	Carrying Amount of Hedged Long-Term Debt	Hedge Accounting Basis Adjustment
Balance Sheet Classification	September 30, 2026	September 30, 2026	December 31, 2025	December 31, 2025
Long-term debt	$1,675	$(112)	$1,799	$15

    The following table presents the effect of fair value hedge accounting on the consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	Interest Expense, Net	Interest Expense, Net	Interest Expense, Net	Interest Expense, Net
Total for line item in which the effects of fair value hedges are recorded	$(61)	$(66)	$(187)	$(200)

Gain (loss) on fair value hedging relationships:
Hedged items (Long-term debt)	$91	$(1)	$126	$(52)
Derivatives designated as hedging instruments	$(91)	$1	$(126)	$52

    A summary of the fair values of derivative instruments in the consolidated balance sheets was as follows:

	September 30, 2026		December 31, 2025
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Fixed-to-variable interest rate swap agreements	Other liabilities	$112	Other assets	$14

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

    For the three and nine months ended September 30, 2026 and 2025, the tax effects related to the deferred gains (losses) on cash flow hedges were not material. Foreign currency translation adjustments related to indefinite investments in non-U.S. subsidiaries are not adjusted for income taxes.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    The changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2026 were as follows:

For the Three Months Ended September 30, 2026	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, June 30, 2026	$(66)	$4	$(62)
Other comprehensive loss before reclassifications	(4)	—	(4)
Net current period other comprehensive loss	(4)	—	(4)
Balance, September 30, 2026	$(70)	$4	$(66)

For the Nine Months Ended September 30, 2026	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, December 31, 2025	$(31)	$4	$(27)
Other comprehensive loss before reclassifications	(39)	—	(39)
Net current period other comprehensive loss	(39)	—	(39)
Balance, September 30, 2026	$(70)	$4	$(66)

    The changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2025 were as follows:

For the Three Months Ended September 30, 2025	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, June 30, 2025	$(21)	$5	$(16)
Other comprehensive loss before reclassifications	(24)	—	(24)
Net current period other comprehensive loss	(24)	—	(24)
Balance, September 30, 2025	$(45)	$5	$(40)

For the Nine Months Ended September 30, 2025	Foreign Currency Translation Adjustments	Net Deferred Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss

Balance, December 31, 2024	$(93)	$5	$(88)
Other comprehensive income before reclassifications	48	—	48
Net current period other comprehensive income	48	—	48
Balance, September 30, 2025	$(45)	$5	$(40)

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Dividend Program

    During each of the first three quarters of 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.86 per common share. During each of the four quarters of 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.80 per common share.

    Share Repurchase Program

    In February 2026, the Company's Board of Directors authorized the Company to repurchase an additional $1 billion of the Company's common stock. As of September 30, 2026, $1.2 billion remained available under the Company’s share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the nine months ended September 30, 2026, the Company repurchased 1.2 million shares of its common stock for $250 million.

    For the nine months ended September 30, 2025, the Company repurchased 0.9 million shares of its common stock for $150 million.

    Shares Reissued from Treasury Stock

    For the nine months ended September 30, 2026 and 2025, the Company reissued 1.4 million shares and 1.2 million shares, respectively, from treasury stock under its Employee Stock Purchase Plan and its stock-based compensation program.

    For details regarding the Company's stock ownership and compensation plans, see Note 17 to the audited consolidated financial statements in the Company's 2025 Annual Report on Form 10-K.

    Redeemable Noncontrolling Interest

    In connection with the sale of an 18.9% noncontrolling interest in a subsidiary to UMass on July 1, 2015, the Company granted UMass the right to require the Company to purchase all of its interest in the subsidiary at fair value commencing July 1, 2020. The subsidiary performs diagnostic information services in a defined territory within the state of Massachusetts. Since the redemption of the noncontrolling interest is outside of the Company's control, it has been presented outside of stockholders' equity at the greater of its carrying amount or its fair value. As of September 30, 2026 and December 31, 2025, the redeemable noncontrolling interest was presented at its fair value. For further details regarding the fair value of the redeemable noncontrolling interest, see Note 6.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

10.    SUPPLEMENTAL CASH FLOW AND OTHER DATA

    Supplemental cash flow and other data for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense	$110	$103	$328	$308
Amortization expense	37	39	112	117
Depreciation and amortization expense	$147	$142	$440	$425

Interest expense	$(67)	$(69)	$(200)	$(210)
Interest income	6	3	13	10
Interest expense, net	$(61)	$(66)	$(187)	$(200)

Interest paid	$22	$22	$151	$167
Income taxes paid	$38	$2	$142	$112

Deferred income tax liabilities	$512	$378	$512	$378
Trade accounts payable	$417	$353	$417	$353
Accounts payable associated with capital expenditures	$54	$40	$54	$40
Dividends payable	$95	$91	$95	$91

Leases:
Leased assets obtained in exchange for new operating lease liabilities	$40	$44	$141	$140

    During the nine months ended September 30, 2026 and 2025, other financing activities, net in the Company's consolidated statement of cash flows included changes in bank overdrafts, which are generally settled in cash in the short term, of $(163) million and $(61) million, respectively.

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

    In support of its risk management program $83 million in letters of credit under the secured receivables credit facility were outstanding as of September 30, 2026, providing collateral for current and future automobile liability and workers’ compensation loss payments.

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

    In 2020, two putative class action lawsuits were filed in the U.S. District Court for New Jersey against the Company and other defendants with respect to the Company’s 401(k) plan. The complaint alleged, among other things, that the fiduciaries of the 401(k) plan breached their duties by failing to disclose the expenses and risks of plan investment options, allowing unreasonable administration expenses to be charged to plan participants, and selecting and retaining high cost and poor performing investments. In October 2020, the court consolidated the two lawsuits under the caption In re: Quest Diagnostics ERISA Litigation and plaintiffs filed a consolidated amended complaint. In May 2021, the court denied the Company's motion to dismiss the complaint. After discovery was completed, the Company filed a motion for summary judgment, which was granted. Plaintiffs appealed. The Third Circuit upheld the District Court's summary judgment in the Company's favor.

    On June 3, 2019, the Company reported that Retrieval-Masters Creditors Bureau, Inc./American Medical Collection Agency (“AMCA”) had informed the Company and Optum360 LLC that an unauthorized user had access to AMCA’s system between August 1, 2018 and March 30, 2019 (the “AMCA Data Security Incident”). Optum360 provided revenue management services to the Company, and AMCA provided debt collection services to Optum360. AMCA first informed the Company of the AMCA Data Security Incident on May 14, 2019. AMCA’s affected system included financial information (e.g., credit card numbers and bank account information), medical information and other personal information (e.g., social security numbers). Test results were not included. Neither Optum360’s nor the Company’s systems or databases were involved in the incident. AMCA also informed the Company that information pertaining to other laboratories’ customers was also affected. Following announcement of the AMCA Data Security Incident, AMCA sought protection under the U.S. bankruptcy laws. The bankruptcy proceeding has been dismissed.

    Numerous putative class action lawsuits were filed against the Company related to the AMCA Data Security Incident. The U.S. Judicial Panel on Multidistrict Litigation transferred the cases that were then still pending to, and consolidated them for pre-trial proceedings in, the U.S. District Court for New Jersey. In November 2019, the plaintiffs in the multidistrict proceeding filed a consolidated putative class action complaint against the Company and Optum360 that named additional individuals as plaintiffs and that asserted a variety of common law and statutory claims in connection with the AMCA Data Security Incident. In January 2020, the Company moved to dismiss the consolidated complaint; the motion to dismiss was granted in part and denied in part. Plaintiffs filed an amended complaint, which the Company also moved to dismiss. The motion was granted in part and denied in part. The parties have reached an agreement in principle to settle the matters and are in the process of drafting a definitive settlement agreement.

    In addition, a group of state attorney general offices are investigating the Company in connection with the AMCA Data Security Incident. The Company is cooperating with the investigation.

    The Company also received subpoenas from the U.S. Attorney for the District of New Jersey (the “NJ USAO”). The subpoenas sought various records relating to the Company’s relationship with the New York Giants and adherence to certain company policies and federal laws. The Company settled the matter with the NJ USAO and agreed to enter into a Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services. The Company has also received several subpoenas from the New York Attorney General’s Office, and has responded to them.

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

    These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of September 30, 2026, the Company does not believe that material losses related to legal matters are probable.

    Reserves for legal matters totaled $32 million and $20 million as of September 30, 2026 and December 31, 2025, respectively.

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

    Reserves for general and professional liability claims matters, including those associated with both asserted and incurred but not reported claims, are established on an undiscounted basis by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled $180 million and $178 million as of September 30, 2026 and December 31, 2025, respectively.

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

    As of September 30, 2026, substantially all of the Company’s services were provided within the United States, and substantially all of the Company’s assets were located within the United States.

    The following table is a summary of segment information for the three and nine months ended September 30, 2026 and 2025. Segment asset information is not presented since it is not received by the CODM at the operating segment level. The CODM regularly reviews certain consolidated expenses, including employee compensation costs. "Other segment items" principally consist of costs for obtaining, transporting and testing specimens, facility costs used for the delivery of the Company's services, costs associated with the Company's sales and marketing efforts, and costs related to billing operations. Operating income (loss) of each segment represents net revenues less directly identifiable expenses. General corporate activities included in the table below are comprised of general management and administrative corporate expenses, amortization and impairment of intangible assets and other operating income and expenses, net of certain general corporate activity costs that are allocated to the DIS and DS businesses. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the audited consolidated financial statements contained in the Company’s 2025 Annual Report on Form 10-K and Note 2 to the interim unaudited consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Three Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2026
	DIS	Total	DIS	Total
Net revenues	$3,035	$3,035	$8,845	$8,845
DS revenues		62		190
Total net revenues		$3,097		$9,035

Less: Other segment items	2,497		7,309
Segment operating income	$538	$538	$1,536	$1,536
DS operating income		9		26
General corporate activities		(68)		(225)
Total operating income		479		1,337
Non-operating expense, net		(63)		(175)
Income before income taxes and equity in earnings of equity method investees		416		1,162
Income tax expense		(99)		(261)
Equity in earnings of equity method investees, net of taxes		9		23
Net income		326		924
Less: Net income attributable to noncontrolling interests		14		40
Net income attributable to Quest Diagnostics		$312		$884

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	DIS	Total	DIS	Total
Net revenues	$2,755	$2,755	$8,043	$8,043
DS revenues		61		186
Total net revenues		$2,816		$8,229

Less: Other segment items	2,273		6,653
Segment operating income	$482	$482	$1,390	$1,390
DS operating income		9		24
General corporate activities		(105)		(244)
Total operating income		386		1,170
Non-operating expense, net		(58)		(182)
Income before income taxes and equity in earnings of equity method investees		328		988
Income tax expense		(77)		(233)
Equity in earnings of equity method investees, net of taxes		8		35
Net income		259		790
Less: Net income attributable to noncontrolling interests		14		43
Net income attributable to Quest Diagnostics		$245		$747

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

    Depreciation and amortization expense for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

DIS business	$106	$99	$317	$296
All other operating segments	3	3	9	10
General corporate	38	40	114	119
Total depreciation and amortization	$147	$142	$440	$425

13.    REVENUE RECOGNITION

    DIS

    Net revenues in the Company’s DIS business accounted for over 95% of the Company’s total net revenues for the three and nine months ended September 30, 2026 and 2025 and are primarily comprised of a high volume of relatively low-dollar transactions. The DIS business, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from payer customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials), and patient price concessions. The portfolios determined using the portfolio approach consist of the following groups of payer customers: healthcare insurers, government payers (including Medicare and Medicaid programs), client payers and patients.

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

    Net Revenue and Net Accounts Receivable by Payer Customer Type

    The approximate percentage of net revenue by type of payer customer was as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(unaudited)
(in millions, unless otherwise indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Healthcare insurers:
Fee-for-service	35%	37%	34%	36%
Capitated	2	2	3	3
Total healthcare insurers	37	39	37	39
Government payers (principally fee-for-service)	16	16	16	16
Client payers	33	31	32	31
Patients (including coinsurance and deductible responsibilities)	12	12	13	12
Total DIS	98	98	98	98
DS	2	2	2	2
Net revenues	100%	100%	100%	100%

    The approximate percentage of net accounts receivable by type of payer customer was as follows:

	September 30, 2026	December 31, 2025

Healthcare Insurers	23%	27%
Government Payers	8	8
Client Payers	48	43
Patients (including coinsurance and deductible responsibilities)	19	20
Total DIS	98	98
DS	2	2
Net accounts receivable	100%	100%

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

Third Quarter Highlights

	Three Months Ended September 30,
	2026	2025
	(dollars in millions, except per share data)
Net revenues	$3,097	$2,816
DIS revenues	$3,035	$2,755
Revenue per requisition change	(4.2)%	0.8%
Requisition volume change	14.5%	12.5%
Organic requisition volume change	14.4%	3.9%
DS revenues	$62	$61
Operating income	$479	$386
Net income attributable to Quest Diagnostics	$312	$245
Diluted earnings per share	$2.78	$2.16
Net cash provided by operating activities	$611	$563
Capital expenditures	$166	$144

    For further discussion of the year-over-year changes for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, see "Results of Operations" below.

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

    For the nine months ended September 30, 2026, we incurred $14 million of pre-tax charges in connection with restructuring and integration activities, including $10 million of employee separation costs, with the remainder including integration costs. Most of the charges will result in cash expenditures. Additional restructuring and integration charges may be incurred in future periods, including as we identify additional opportunities to achieve further savings and productivity improvements.

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

Results of Operations

    The following tables set forth certain results of operations data for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in millions, except per share amounts)
Net revenues:
DIS business	$3,035	$2,755	$280	10.2%	$8,845	$8,043	$802	10.0%
DS businesses	62	61	1	2.3	190	186	4	2.5
Total net revenues	$3,097	$2,816	$281	10.0%	$9,035	$8,229	$806	9.8%

Operating costs and expenses and other operating income:
Cost of services	$2,055	$1,867	$188	10.1%	$6,024	$5,474	$550	10.1%
Selling, general and administrative	523	501	22	4.3	1,556	1,463	93	6.4
Amortization of intangible assets	37	39	(2)	(4.1)	112	117	(5)	(4.1)
Other operating expense, net	3	23	(20)	NM	6	5	1	NM
Total operating costs and expenses, net	$2,618	$2,430	$188	7.8%	$7,698	$7,059	$639	9.1%

Operating income	$479	$386	$93	24.2%	$1,337	$1,170	$167	14.3%

Other income (expense):
Interest expense, net	$(61)	$(66)	$5	(7.7)%	$(187)	$(200)	$13	(6.7)%
Other (expense) income, net	(2)	8	(10)	NM	12	18	(6)	NM
Total non-operating expense, net	$(63)	$(58)	$(5)	NM	$(175)	$(182)	$7	NM

Income tax expense	$(99)	$(77)	$(22)	27.3%	$(261)	$(233)	$(28)	11.9%

Effective income tax rate	23.7%	23.6%			22.5%	23.6%
				0
Equity in earnings of equity method investees, net of taxes	$9	$8	$1	17.8%	$23	$35	$(12)	(33.8)%

Net income attributable to Quest Diagnostics	$312	$245	$67	27.6%	$884	$747	$137	18.4%

Diluted earnings per common share attributable to Quest Diagnostics' common stockholders	$2.78	$2.16	$0.62	28.7%	$7.86	$6.57	$1.29	19.6%

NM - Not Meaningful

    The following table sets forth certain results of operations data as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues:
DIS business	98.0%	97.8%	97.9%	97.7%
DS businesses	2.0	2.2	2.1	2.3
Total net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses and other operating income:
Cost of services	66.4%	66.3%	66.7%	66.5%
Selling, general and administrative	16.9	17.8	17.2	17.8
Amortization of intangible assets	1.2	1.4	1.2	1.4
Other operating expense, net	—	0.8	0.1	0.1
Total operating costs and expenses, net	84.5%	86.3%	85.2%	85.8%

Operating income	15.5%	13.7%	14.8%	14.2%

    Operating Results

    Results for the three months ended September 30, 2026 were affected by certain items that on a net basis decreased diluted earnings per share by $0.22 as follows:

•pre-tax amortization expense of $37 million, recorded in amortization of intangible assets, or $0.24 per diluted share;
•pre-tax charges of $4 million, principally recorded in other operating expense, net, or $0.03 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions;
•pre-tax charges of $3 million ($1 million recorded in cost of services and $2 million recorded in selling, general and administrative expenses), or $0.02 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business; and
•pre-tax charges of $2 million, primarily recorded in other (expense) income, net, or $0.02 per diluted share, representing losses associated with changes in the carrying value of our strategic investments; partially offset by
•pre-tax gains of $6 million, recorded in selling, general and administrative expenses, or $0.04 per diluted share, primarily related to insurance recoveries for certain legal matters; and
•$6 million of excess tax benefits associated with stock-based compensation arrangements, recorded in income tax expense, or $0.05 per diluted share.

    Results for the nine months ended September 30, 2026 were affected by certain items that on a net basis decreased diluted earnings per share by $0.76 as follows:

•pre-tax amortization expense of $112 million, recorded in amortization of intangible assets, or $0.74 per diluted share;
•pre-tax charges of $14 million ($3 million recorded in cost of services and $11 million recorded in selling, general and administrative expenses), or $0.10 per diluted share, primarily associated with workforce reductions and integration costs incurred in connection with further restructuring and integrating our business;
•pre-tax charges of $9 million, principally recorded in other operating expense, net, or $0.08 per diluted share, primarily representing a loss associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions; and
•pre-tax charges of $8 million, principally recorded in equity in earnings of equity method investees, net of taxes, or $0.06 per diluted share, representing losses associated with changes in the carrying value of our strategic investments; partially offset by

•pre-tax gains of $6 million, principally recorded in selling, general and administrative expenses, or $0.04 per diluted share, primarily related to insurance recoveries for certain legal matters; and
•$20 million of excess tax benefits associated with stock-based compensation arrangements, recorded in income tax expense, or $0.18 per diluted share.

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
•pre-tax gains of $2 million ($1 million recorded in other (expense) income, net and $1 million recorded in equity in earnings of equity method investees, net of taxes), or $0.01 per diluted share, representing net gains associated with changes in the carrying value of our strategic investments; and
•$15 million of excess tax benefits associated with stock-based compensation arrangements, recorded in income tax expense, or $0.13 per diluted share.

    Net Revenues

    Net revenues for the three months ended September 30, 2026 increased by 10.0% compared to the prior year period, on strong organic revenue growth.

    DIS revenues for the three months ended September 30, 2026 increased by 10.2% compared to the prior year period.

    For the three months ended September 30, 2026:

•The increase in DIS revenues compared to the prior year period was principally driven by organic growth of 10.1%.

•DIS volume increased by 14.5% compared to the prior year period (principally driven by organic growth of 14.4%) of which 9.5% was due to both our new relationships with Corewell Health to provide Collaborative Lab Solutions and increasing our laboratory testing at dialysis clinics owned by Fresenius Medical Care in the United States. Excluding the Corewell Health and Fresenius Medical Care related testing, volume increased by 5% compared to the prior year period.
•Revenue per requisition decreased by 4.2% compared to the prior year period primarily driven by the business mix associated with our new relationships with Corewell Health and Fresenius Medical Care, which include a greater proportion of routine tests than most of our clinical testing. Excluding the Corewell Health and Fresenius Medical Care business mix impacts, revenue per requisition increased by 1.7% primarily driven by an increase in the number of tests per requisition.

    DS revenues for the three months ended September 30, 2026 were principally consistent with the prior year period.

    Net revenues for the nine months ended September 30, 2026 increased by 9.8% compared to the prior year period principally driven by organic revenue growth of 9.6%.

    DIS revenues for the nine months ended September 30, 2026 increased by 10.0% compared to the prior year period.

    For the nine months ended September 30, 2026:

•The increase in DIS revenues compared to the prior year period was principally driven by organic growth of 9.8%.
•DIS volume increased by 12.9% compared to the prior year period (principally driven by organic growth of 12.8%) of which 8.6% was due to both our new relationships with Corewell Health to provide Collaborative Lab Solutions and increasing our laboratory testing at dialysis clinics owned by Fresenius Medical Care in the United States. Excluding the Corewell Health and Fresenius Medical Care related testing, volume increased by 4.3% compared to the prior year period.
•Revenue per requisition decreased by 2.8% compared to the prior year period primarily driven by the business mix associated with our new relationships with Corewell Health and Fresenius Medical Care, which include a greater proportion of routine tests than most of our clinical testing. Excluding the Corewell Health and Fresenius Medical Care business mix impacts, revenue per requisition increased by 2.4% primarily driven by an increase in the number of tests per requisition and favorable test mix.

    DS revenues for the nine months ended September 30, 2026 were principally consistent with the prior year period.

    Cost of Services

    Cost of services consists principally of costs for obtaining, transporting and testing specimens as well as facility costs used for the delivery of our services.

    For the three months ended September 30, 2026, cost of services increased by $188 million compared to the prior year period. The increase was primarily driven by higher compensation costs and, to a lesser extent, an increase in supplies expense reflecting higher testing volumes, partially offset by cost savings and productivity improvements from our Invigorate program.

    For the nine months ended September 30, 2026, cost of services increased by $550 million compared to the prior year period. The increase was primarily driven by higher compensation costs and, to a lesser extent, an increase in supplies expense reflecting higher testing volumes, partially offset by cost savings and productivity improvements from our Invigorate program.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A consists principally of the costs associated with our sales and marketing efforts, billing operations, credit loss expense and general management and administrative support as well as administrative facility costs.

    For the three months ended September 30, 2026, SG&A increased by $22 million compared to the prior period. The increase was primarily driven by higher compensation costs and, to a lesser extent, spend for Project Nova, our multi-year project to modernize our "Order-to-Cash" business processes (see below for further discussion).

    For the nine months ended September 30, 2026, SG&A increased by $93 million compared to the prior period. The increase was primarily driven by higher compensation costs.

    The changes in the value of our deferred compensation obligations are largely offset by changes in the value of the associated investments, which are recorded in other (expense) income, net. For further details regarding our deferred compensation plans, see Note 17 to the audited consolidated financial statements included in our 2025 Annual Report on Form 10-K.

    Amortization Expense

    For both the three and nine months ended September 30, 2026, amortization expense was principally consistent with the prior year periods.

    Other Operating Expense, Net

    Other operating expense, net includes miscellaneous income and expense items and other charges related to operating activities.

    For both the three and nine months ended September 30, 2026, other operating expense, net primarily represents losses associated with the increase in the fair value of the contingent consideration accrual associated with previous acquisitions.

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

    Interest Expense, Net

    For the three months ended September 30, 2026, interest expense, net decreased by $5 million compared to the prior year period primarily due to lower interest rates associated with our indebtedness and higher interest income due to higher cash balances.

    For the nine months ended September 30, 2026, interest expense, net decreased by $13 million compared to the prior year period primarily due to lower interest rates associated with our indebtedness and the repayment in full of the outstanding indebtedness under our $600 million of 3.50% senior notes, which matured on March 30, 2025.

    Other (Expense) Income, Net

    Other (expense) income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets.

    For the three and nine months ended September 30, 2026, other (expense) income, net included $0.2 million and $14 million, respectively, of gains associated with investments in our deferred compensation plans.

    For the three and nine months ended September 30, 2025, other (expense) income, net included $7 million and $16 million, respectively, of gains associated with investments in our deferred compensation plans.

    Income Tax Expense

    Income tax expense for the three months ended September 30, 2026 and 2025 was $99 million and $77 million, respectively.

    The effective income tax rate for the three months ended September 30, 2026 and 2025 was 23.7% and 23.6%, respectively. The effective income tax rate benefited from $6 million and $3 million of excess tax benefits associated with stock-based compensation arrangements for the three months ended September 30, 2026 and 2025, respectively.

    Income tax expense for the nine months ended September 30, 2026 and 2025 was $261 million and $233 million, respectively.

    The effective income tax rate for the nine months ended September 30, 2026 and 2025 was 22.5% and 23.6%, respectively. The effective income tax rate benefited from $20 million and $15 million of excess tax benefits associated with stock-based compensation arrangements for the nine months ended September 30, 2026 and 2025, respectively. The effective income tax rate for the nine months ended September 30, 2026 also included income tax benefits of approximately $11 million, or $0.10 per diluted share, primarily related to the favorable resolution of various income tax contingencies during the three months ended June 30, 2026.

    Equity in Earnings of Equity Method Investees, Net of Taxes

    Equity in earnings of equity method investees, net of taxes for the three months ended September 30, 2026 was principally consistent with the prior year period.

    Equity in earnings of equity method investees, net of taxes, decreased by $12 million for the nine months ended September 30, 2026, compared to the prior year period, primarily due to the nine months ended September 30, 2025 including an $8 million non-recurring gain related to a lease and the nine months ended September 30, 2026 including $7 million of losses associated with changes in the carrying value of our strategic investments.

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

    As of September 30, 2026 and December 31, 2025, the fair value of our debt was estimated at approximately $5.4 billion and $5.7 billion, respectively, principally using quoted prices in active markets and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. As of September 30, 2026 and December 31, 2025, the estimated fair value was (less than) more than the carrying value of the debt by $(133) million and $59 million, respectively. A hypothetical 10% increase in interest rates (representing 56 basis points and 44 basis points as of September 30, 2026 and December 31, 2025, respectively) would potentially reduce the estimated fair value of our debt by approximately $159 million and $135 million as of September 30, 2026 and December 31, 2025, respectively.

    Borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on either commercial paper rates for highly-rated issuers or the adjusted Term Secured Overnight Financing Rate ("Term SOFR"), plus a spread. Interest on our senior unsecured revolving credit facility is based on certain published rates plus an applicable margin based on changes in our public debt ratings. As such, our borrowing cost under this credit arrangement is subject to fluctuations in interest rates and changes in our public debt ratings. As of September 30, 2026, the borrowing rates under these debt instruments were: for our secured receivables credit facility, commercial paper rates for highly-rated issuers or the adjusted Term SOFR, plus a spread of 0.80%; and for our senior unsecured revolving credit facility, the adjusted Term SOFR, plus 1.00%. As of September 30, 2026, there were no borrowings outstanding under either the secured receivables credit facility or the senior unsecured revolving credit facility.

    The notional amount of fixed-to-variable interest rate swaps outstanding as of both September 30, 2026 and December 31, 2025 was $1.8 billion. The aggregate net fair value of the fixed-to-variable interest rate swaps was $(112) million and $14 million, in a net (liability) asset position, as of September 30, 2026 and December 31, 2025, respectively.

    Based on our net exposure to interest rate changes, a hypothetical 10% change to the variable rate component of our variable-rate indebtedness would not materially change our annual interest expense. A hypothetical 10% change in the SOFR curve (representing a 48 basis points change in the weighted average yield) would potentially change the fair value of our fixed- to-variable interest rate swaps by $50 million.

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

    We regularly evaluate equity investments that do not have readily determinable fair values to determine if there are any indicators that the investments are impaired. The carrying value of our equity investments that do not have readily determinable fair values was $48 million as of September 30, 2026. In conjunction with the preparation of our September 30, 2026 financial statements, we considered whether the carrying values of our investments were impaired and concluded that no such impairment existed.

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

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2026	2025	Change
	(dollars in millions)
Net cash provided by operating activities	$1,486	$1,421	$65
Net cash used in investing activities	(455)	(440)	(15)
Net cash used in financing activities	(652)	(1,101)	449
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2)	3	(5)
Net change in cash and cash equivalents and restricted cash	$377	$(117)	$494

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly-liquid short-term investments with original maturities, at the time of acquisition, of three months or less. Cash and cash equivalents as of September 30, 2026 totaled $797 million, compared to $420 million as of December 31, 2025.

    As of September 30, 2026, approximately 10% of our $797 million of consolidated cash and cash equivalents were held outside of the United States.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for the nine months ended September 30, 2026 and 2025 was $1.5 billion and $1.4 billion, respectively. The $65 million increase in net cash provided by operating activities for the nine months ended September 30, 2026, compared to the prior year period, was primarily a result of increased operating income being partially offset by the timing of net working capital and the prior year period including a $46 million gain from a payroll tax credit under the CARES Act.

    Days sales outstanding, a measure of billing and collection efficiency, was 51 days as of September 30, 2026, 48 days as of December 31, 2025 and 47 days as of September 30, 2025. The increase was primarily due to a shift in payer mix associated with outstanding receivables from client payers.

    Cash Flows from Investing Activities

    Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was $455 million and $440 million, respectively. This $15 million increase in net cash used in investing activities for the nine months ended September 30, 2026, compared to the prior year period, was primarily a result of higher capital expenditures, partially offset by decreased cash used for business acquisitions.

    Cash Flows from Financing Activities

    Net cash used in financing activities for the nine months ended September 30, 2026 and 2025 was $652 million and $1.1 billion, respectively. The prior year period includes the repayment in full of the outstanding indebtedness under our $600 million of 3.50% Senior Notes due March 30, 2025 at maturity and $150 million of share repurchases of our common stock. The current year period includes approximately $250 million of share repurchases of our common stock.

    During the nine months ended September 30, 2026, we completed the issuance of the 2036 Senior Notes and repaid in full at maturity our $500 million of 3.45% Senior Notes due June 1, 2026. During the nine months ended September 30, 2026, there were no borrowings or repayments under our secured receivables credit facility or our senior unsecured revolving credit facility.

    During the nine months ended September 30, 2025, we borrowed $410 million under our secured receivables credit facility, which was repaid prior to September 30, 2025. During the nine months ended September 30, 2025, there were no borrowings or repayments under our senior unsecured revolving credit facility.

    Dividend Program

    During each of the first three quarters of 2026, our Board of Directors declared a quarterly cash dividend of $0.86 per common share. During each of the four quarters of 2025, our Board of Directors declared a quarterly cash dividend of $0.80 per common share.

    Share Repurchase Program

    In February 2026, our Board of Directors authorized us to repurchase an additional $1 billion of our common stock. As of September 30, 2026, $1.2 billion remained available under our share repurchase authorization. The share repurchase authorization has no set expiration or termination date.

    Share Repurchases

    For the nine months ended September 30, 2026, we repurchased 1.2 million shares of our common stock for $250 million.

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

    In conjunction with the preparation of our September 30, 2026 financial statements, we considered whether the carrying values of our equity method investments were impaired and concluded that no such impairment existed.

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

    As of September 30, 2026, we had $1.3 billion of borrowing capacity available under our existing credit facilities, including $517 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. There were no borrowings outstanding under the secured receivables credit facility and no borrowings outstanding under the senior unsecured revolving credit facility as of September 30, 2026. In support of our risk management program, $83 million in letters of credit under the secured receivables credit facility were outstanding as of September 30, 2026.

    Our secured receivables credit facility is subject to customary affirmative and negative covenants, and certain financial covenants with respect to the receivables that comprise the borrowing base and secure the borrowings under the facility. Our senior unsecured revolving credit facility is also subject to certain financial covenants and limitations on indebtedness. As of September 30, 2026, we were in compliance with all such applicable financial covenants.

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

Forward-Looking Statements

    Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan”, "aim", or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, the impact of the incident described in the Current Report on Form 8-K filed on October 22, 2026, uncertain and volatile economic conditions, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, the complexity of billing, reimbursement and revenue recognition for clinical laboratory testing, changes in government policies, including related to trade, and regulations, changing relationships with customers, payers, suppliers and strategic partners, acquisitions and other factors discussed in our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including those discussed in the “Business,” “Risk Factors,” “Cautionary Factors that May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of those reports.

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

    During the third quarter of 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2026.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2026 – July 31, 2026
Share Repurchase Program (A)	—	$—	—	$1,333,483
Employee Transactions (B)	21	$209.12	N/A	N/A
August 1, 2026 - August 31, 2026
Share Repurchase Program (A)	—	$—	—	$1,333,483
Employee Transactions (B)	11,634	$237.60	N/A	N/A
September 1, 2026 – September 30, 2026
Share Repurchase Program (A)	627,674	$238.98	627,674	$1,183,483
Employee Transactions (B)	—	$—	N/A	N/A
Total
Share Repurchase Program (A)	627,674	$238.98	627,674	$1,183,483
Employee Transactions (B)	11,655	$237.55	N/A	N/A

(A)In February 2026, our Board of Directors increased the size of our share repurchase program by $1 billion. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $14 billion of share repurchases of our common stock through September 30, 2026. The share repurchase authorization has no set expiration or termination date.

(B)Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options (granted under our Amended and Restated Employee Long-Term Incentive Plan) who exercised options; and (2) shares withheld (under the terms of grants under the Amended and Restated Employee Long-Term Incentive Plan) to offset tax withholding obligations that occur upon the delivery of outstanding common shares underlying restricted stock units and performance share units.

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

Name	Title	Type of Trading Arrangement	Security	Action	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Michael J. Deppe	SVP, Corporate Controller and Chief Accounting Officer	Rule 10b5-1 plan to sell	Common Stock	Adoption	August 13, 2026	August 13, 2026 to August 13, 2027*	Up to 11,776*
Cathy Doherty	EVP	Rule 10b5-1 plan to sell	Common Stock	Adoption	August 3, 2026	August 3, 2026 to April 30, 2027*	Up to 34,252*
Karthik Kuppusamy	SVP, Clinical Solutions	Rule 10b5-1 plan to sell	Common Stock	Adoption	August 26, 2026	August 26, 2026 to April 30, 2027*	Up to 1,000*
Patrick Plewman	SVP, Diagnostic Services	Rule 10b5-1 plan to sell	Common Stock	Adoption	August 11, 2026	August 11, 2026 to March 31, 2027*	Up to 40,553*
James E. Davis	Chairman, Chief Executive Officer and President	Rule 10b5-1 plan to sell	Common Stock	Adoption	August 10, 2026	August 10, 2026 to December 31, 2027*	Up to 172,095*

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

Item 6.Exhibits

    Exhibits:

22	Subsidiary Guarantors of Securities

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document - dgx-20260930.xsd

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document - dgx-20260930_cal.xml

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document - dgx-20260930_def.xml

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document - dgx-20260930_lab.xml

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document - dgx-20260930_pre.xml

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 23, 2026
Quest Diagnostics Incorporated

By	/s/ James E. Davis
James E. Davis
Chairman, Chief Executive Officer
and President

By	/s/ Sam A. Samad
Sam A. Samad
Executive Vice President and
Chief Financial Officer